Form 10-K
period 1994-01-31
GENESCO INC
filed 1994-05-02
CIK 18498

(Mark One)                                Form 10-K
      /X/                 Annual Report Pursuant To
                         Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                                     [Fee Required]
                          For the Fiscal Year Ended
                                   January 31, 1994

                      Transition Report Pursuant To
                         Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                                  [No Fee Required]

                 Securities and Exchange Commission
                             Washington, D.C. 20549
                         Commission File No. 1-3083


                                                    GENESCO INC.
                                                    A Tennessee Corporation
                                                    I.R.S. No. 62-0211340
                                                    Genesco Park
                                                    1415 Murfreesboro Road
                                                    Nashville, Tennessee 37217-2895
                                                    Telephone 615/367-7000
                                                    ----------------------
                                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                                                                                                         EXCHANGES ON WHICH
                                                    TITLE                                                  REGISTERED
                                                    Common Stock, $1.00 par value                        New York and Chicago
                                                    Preferred Share Purchase Rights                      New York and Chicago
                                                    10 3/8% Senior Notes due 2003                        New York
                                                    -------------------------------------------------------------------------
                                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
                                                    Subordinated Serial Preferred Stock, Series 1
                                                    Employees' Subordinated Convertible Preferred Stock
                                                    -------------------------------------------------------------
                                                    Indicate by check mark if disclosure of delinquent filers
                                                    pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                                    Form 10-K.  / /
                                                    -------------------------------------------------------------
                                                    DOCUMENTS INCORPORATED BY REFERENCE
                                                    Portions of the proxy statement for the June 22, 1994
                                                      annual meeting of shareholders are incorporated into
                                                      Part III by reference.
                                                    -------------------------------------------------------------
                                                    Indicate by check mark whether the registrant (1)
                                                    has filed all reports required to be filed by Section 13
                                                    or 15(d) of the Securities Exchange Act of 1934
                                                    during the preceding 12 months and (2) has been
                                                    subject to such filing requirements for the past 90
                                                    days. Yes /X/   No
                                                             ------   ------

__________________________________________________
  Common Shares Outstanding April 19, 1994 - 24,308,875
  Aggregate market value on April 19, 1994 of the voting stock held by nonaffiliates of the registrant was approximately $94,000,000.

                               TABLE OF CONTENTS


                                                                                    Page
                                     PART I

Item 1.                       Business                                                3

Item 2.                       Properties                                             11

Item 3.                       Legal Proceedings                                      11

Item 4.                       Submission of Matters to a Vote of Security
                                Holders                                              16


                                    PART II


Item 5.                       Market for Registrant's Common Equity and Related
                                Stockholder Matters                                  19

Item 6.                       Selected Financial Data                                20

Item 7.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                  21

Item 8.                       Financial Statements and Supplementary Data            36

Item 9.                       Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                  69


                                    PART III


Item 10.                      Directors and Executive Officers of the Registrant     69

Item 11.                      Executive Compensation                                 69

Item 12.                      Security Ownership of Certain Beneficial Owners
                                and Management                                       69

Item 13.                      Certain Relationships and Related Transactions         71


                                    PART IV


Item 14.                      Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                  72


                                     PART I


ITEM 1, BUSINESS

GENERAL

Genesco Inc. ("Genesco" or the "Company") manufactures, markets and distributes branded men's and women's shoes and boots and men's tailored clothing. The Company's owned and licensed footwear brands, sold through both wholesale and retail channels of distribution include Johnston & Murphy, Dockers and Nautica shoes, Laredo and Code West boots, Toddler University, Kids University and Street Hot children's shoes and Mitre athletic shoes.
Its tailored clothing labels, all of which the Company sells at wholesale, include Perry Ellis and Perry Ellis Portfolio, Kilgour, French & Stanbury, Mondo di Marco, Grays by Gary Wasserman and, through the fall 1994 season, Polo University Club by Ralph Lauren and Chaps by Ralph Lauren. See "Significant Developments in Fiscal 1994 - Tailored Clothing Segment" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report ("Management's Discussion and Analysis") for information regarding the loss of the Ralph Lauren brand licenses.

Genesco products are sold at wholesale to more than 7,000 retailers, including a number of leading department, discount and specialty stores, and at retail through the Company's own network of 518 retail shoe stores and leased shoe departments. Genesco products are supplied from the Company's own manufacturing facilities as well as a variety of overseas and domestic sources.

Genesco operates in two business segments, footwear and tailored clothing. References to Fiscal 1992, 1993, 1994 or 1995 are to the Company's fiscal year ended or ending on January 31 of each such year. For further information on the Company's business segments, see Note 19 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis. All information contained in Management's Discussion and Analysis which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

In the fourth quarter of Fiscal 1994 the Company made a decision to restructure certain of its footwear and tailored clothing operations. See Note 2 to the Consolidated Financial Statements and "Significant Developments in Fiscal 1994" in Management's Discussion and Analysis for information regarding the restructuring and the financial effects thereof.

FOOTWEAR

Wholesale

The Company distributes its footwear products at wholesale to over 6,900 retailers, including independent shoe merchants, department stores, mail order houses and other retailers. Approximately 99% of the Company's wholesale footwear sales are Genesco owned or licensed brands.

Johnston & Murphy. High-quality men's shoes have been sold under the Johnston & Murphy name for more than 100 years. The Company believes Johnston & Murphy traditionally-styled dress shoes and contemporary dress casual shoes enjoy a reputation for quality craftsmanship, durability and comfort. Representative suggested retail prices for Johnston & Murphy shoes are $90 to $225. Because the Company believes that the market for casual and contemporary styles will grow more rapidly than the market for traditional dress styles, in Fiscal 1994 the Company introduced a new J. Murphy line of casual and dress casual men's shoes aimed at a younger consumer. Representative suggested retail prices for
J. Murphy shoes are $90 to $140. The Company further expanded its high-quality product offerings in Fiscal 1994 by introducing a new line of contemporary, European-styled men's dress shoes under the Domani label. Representative suggested retail prices for Domani shoes are $175 to $225.

Laredo and Code West. Since 1976 the Company has manufactured traditional western-style boots for men, women and children. Laredo boots are targeted to people who wear boots for both work and recreation and are sold primarily through independent retail outlets, predominantly western boot shops. Representative suggested retail prices for Laredo boots are $50 to $120. In 1988 the Company created the Code West brand to enter the fashion segment of the boot market. Code West styles are western-influenced fashion and contemporary boots for men and women and are offered with distinctive detailing and non-traditional colors. Code West boots, sold primarily through department stores, boutiques and western boot shops, have representative suggested retail prices of $90 to $190. See "Results of Operations - Fiscal 1994 Compared to Fiscal 1993 - Footwear Wholesale and Manufacturing" in Management's Discussion and Analysis for information regarding the Company's boot operations in Fiscal 1994.

Mitre. Mitre is a leading brand in soccer footwear in the United States and in soccer balls and footwear in the United Kingdom. Genesco became the exclusive North American licensee for Mitre products in 1981. In 1992 Genesco purchased the worldwide rights to the Mitre name. See Note 3 to the Consolidated Financial Statements included in Item 8 of this report for additional information regarding the Mitre U.K. acquisition. The Company believes the increased awareness of soccer in America as a result of the United States' being the host country of the 1994 World Cup championship games has increased competition in the United States by both domestic and foreign athletic footwear companies and may expand the domestic market for soccer products.
The Company also markets Mitre cleated footwear for baseball and softball in the United States and for cricket and rugby in the United Kingdom. The majority of Mitre ball and cleated shoe sales come from sporting goods and athletic specialty stores. Representative suggested retail prices for Mitre cleated athletic shoes in the United States are $20 to $75.

Dockers. In 1991 Levi Strauss & Co. granted the Company the exclusive license to market footwear under the Dockers brand name in the United States. Dockers shoes are marketed through many of the same stores that carry Dockers slacks and sportswear. In the fall of 1994 the Company redesigned the Dockers line and lowered price points to broaden the appeal of this line of men's casual shoes. Representative suggested retail prices of the redesigned shoes are $50 to $90.

Nautica. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992 the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers and designed to complement Nautica sportswear. The first shipments of Nautica footwear were delivered for the spring 1992 season. Representative suggested retail prices of Nautica footwear are $98 to $115.

University Brands.  In December 1992 the Company acquired the assets of Toddler
U. Inc. and began marketing Toddler University and Kids University brand shoes for children up to age 12. The Company also sells Street Hot brand children's court shoes. Representative suggested retail prices are $30 to $40 for Toddler University, $40 to $45 for Kids University and $35 to $40 for Street Hot. See "Significant Developments in Fiscal 1994 - Restructuring Charge" in Management's Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in Item 8 of this report for information regarding the Toddler U Inc. acquisition.

Retail

At January 31, 1994 the Company operated 518 stores and leased departments throughout the United States and Puerto Rico selling footwear for men, women or both. The following table sets forth certain information concerning the Company's footwear retailing operations:


                                                                     RETAIL STORES                     LEASED DEPARTMENTS
                                                               --------------------------           -----------------------
                                                               JAN. 31,          JAN. 31,           JAN. 31,        JAN 31,
                                                                 1993              1994               1993           1994
                                                               --------          --------           --------        -------
Johnston & Murphy . . . . . . . . . . . . . . . . . . . .       108               103                 7               7
Jarman  . . . . . . . . . . . . . . . . . . . . . . . . .       176               160                82              82
Journeys  . . . . . . . . . . . . . . . . . . . . . . . .       105               104                 -               -
Hardy . . . . . . . . . . . . . . . . . . . . . . . . . .        31                18                 -               -
Boot Factory  . . . . . . . . . . . . . . . . . . . . . .        21                28                 -               -
Factory To You  . . . . . . . . . . . . . . . . . . . . .        10                 9                 -               -
University Brands . . . . . . . . . . . . . . . . . . . .         -                 -                 -               7
                                                                ---               ---                --              --
     Total  . . . . . . . . . . . . . . . . . . . . . . .       451               422                89              96
                                                                ===               ===                ==              ==

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                                        FISCAL     FISCAL      FISCAL     FISCAL     FISCAL
                                                                         1990       1991        1992       1993       1994
                                                                        ------     ------      ------     ------     ------
Retail Stores and Leased Departments
    Beginning of year . . . . . . . . . . . . . . . .                     635        628         613         575        540
      Opened during year  . . . . . . . . . . . . . .                      40         47          26          24         26
      Closed during year  . . . . . . . . . . . . . .                     (47)       (62)        (64)        (59)       (48)
                                                                          ---        ---         ---         ---        ---
    End of year . . . . . . . . . . . . . . . . . . .                     628        613         575         540        518
                                                                          ===        ===         ===         ===        ===

In the fourth quarter of Fiscal 1994 the Company made a decision to close 58 retail stores. See "Significant Developments in Fiscal 1994 - Restructuring Charge" in Management's Discussion and Analysis. During Fiscal 1994 Genesco opened 16 stores and 10 leased departments and closed 45 stores, 9 of which were Hardy stores, and three leased departments. In addition, the Company converted four Hardy stores to Journeys stores in Fiscal 1994. The Company is planning to close or convert a majority of the remaining Hardy stores in Fiscal 1995. The Company also is planning to open approximately 24 stores, primarily Boot Factory and Johnston & Murphy, and close approximately 72 stores in Fiscal 1995, of which 55 stores are included in the restructuring. Future store closings, store openings and conversions will depend upon store operating results, the availability of suitable locations, lease negotiations and other factors.

Johnston & Murphy. Johnston & Murphy's retail outlets sell a broad range of men's dress and casual footwear and accessories to affluent business and professional consumers. Johnston & Murphy stores carry predominantly Johnston & Murphy brand shoes. Of the 103 Johnston & Murphy stores at January 31, 1994, 15 were factory outlet stores.

Jarman. The Company's Jarman stores and the Jarman leased departments target male consumers ages 25 to 45 and sell footwear in the middle price ranges.
Most shoes sold in Jarman stores are Company-owned brands. Jarman leased departments, all of which are located in department stores of a major retail company, carry primarily branded merchandise of other shoe companies and do not operate under the Jarman trade name.

Journeys; Hardy. Journeys stores target adolescent shoe buyers with fashion merchandise, using popular music videos and neon lights to attract their customer base. Hardy stores sell casual, contemporary shoes to a predominantly male market. At the beginning of Fiscal 1991 the operation of the Hardy and Journeys shoe store chains was placed under the direction of a single management group. Since that time, 57 Hardy stores have been converted to Journeys stores. Hardy stores converted to Journeys stores have, on average, enjoyed increased sales upon reopening.

Boot Factory; Factory to You. In Fiscal 1990 the Company opened its first Boot Factory outlet store to sell the Company's Laredo and Code West lines of boots. By January 31, 1994 the chain had expanded to 28 outlet stores located primarily in the southeastern United States. Factory To You stores, located primarily in the southeastern United States, sell mainly factory damaged, overrun and close-out footwear products from the Company's own plants as well as other manufacturers.

Manufacturing and Sourcing

The Company sources its footwear product from its own domestic manufacturing facilities as well as a variety of overseas and domestic sources. The Company imports shoes, component parts and raw materials from the Far East, Latin America and Europe. Genesco manufactures footwear in five facilities in the southeastern United States and one facility in the United Kingdom. During Fiscal 1994, approximately 62% of the footwear products manufactured by the Company were men's, 30% were women's and 8% were children's. Approximately 83% of the Company-manufactured footwear products were sold at wholesale, and 17% at retail through stores and leased departments operated by the Company. The estimated productive capacity of the U.S. footwear plants was approximately 64% utilized in Fiscal 1994. The Company believes that its ability to manufacture footwear in its own plants can provide better quality assurance with respect to certain products and, in some cases, reduce inventory risks and long lead times associated with imported footwear. The Company balances these considerations against the cost advantage of importing footwear products. See "Significant Developments in Fiscal 1994 - International Trade Developments" in Management's Discussion and Analysis for information regarding recent developments that may affect the Company's international sourcing. For information regarding the Company's response to excess productive capacity in its factories, see "Results of Operations - Fiscal 1994 Compared to Fiscal 1993" in Management's Discussion and Analysis.

The Company also conducts leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. Approximately 8% of tanned leather products sold in Fiscal 1994 were for internal use, and the balance was sold to military boot manufacturers and other unaffiliated customers.

MEN'S APPAREL

The Greif Companies
The Company, doing business as The Greif Companies ("Greif"), manufactures and markets quality men's tailored clothing, consisting of suits, sport coats and slacks, in the United States. Greif's products are sold at wholesale to department stores and specialty retail stores nationwide through a direct sales force. Branded lines accounted for approximately 84% of Greif's Fiscal 1994 tailored clothing sales. Greif markets tailored clothing under a variety of brand names, substantially all of which are licensed from third parties. See "Licenses" below. The Company's tailored clothing brands include:

Perry Ellis; Perry Ellis Portfolio. The Company has licenses to market and manufacture contemporary styled tailored clothing in the United States under the trademarks, Perry Ellis and Perry Ellis Portfolio. Perry Ellis Portfolio was the Company's best selling tailored clothing brand name in Fiscal 1994. Perry Ellis brand suits have representative retail prices of $500 to $700. Perry Ellis Portfolio tailored clothing is more moderately priced (representative retail prices, $400 to $500).

Polo University Club; Chaps by Ralph Lauren. The Company's exclusive licenses to market and manufacture traditionally styled tailored clothing in the United States under both the Polo University Club by Ralph Lauren and Chaps by Ralph Lauren labels expire in June of 1994. Polo University Club by Ralph Lauren suits have representative retail prices of $400 to $500, and the Chaps by Ralph Lauren line was repositioned in Fiscal 1993 at lower prices (representative retail prices, $300 to $400).

Other Brands. Greif also markets and manufactures men's tailored clothing under other name brands (representative retail prices $500 to $700). Traditionally styled suits are marketed under the Grays by Gary Wasserman label, under an agreement with Mr. Wasserman. Medium to high priced (representative retail prices, $495 to $650) European styled suits are marketed and manufactured in the United States under the Mondo di Marco label pursuant to a license. Greif also has a limited license to market and manufacture British-styled suits in the United States under the Kilgour, French & Stanbury brand name (representative retail prices, $495 to $650). Greif has recently announced its intention to introduce a new traditional line of tailored clothing under the label Metropolis by Greif in the spring of 1995. Representative retail prices for the line are expected to range from $325 to $475.

Greif's unbranded clothing sales, which accounted for 16% of Greif's tailored clothing sales in Fiscal 1994, include custom-made uniforms for certain airlines and other career apparel products and garments bearing the private labels of retail customers.

GCO Apparel Corporation
In Fiscal 1994 a wholly-owned subsidiary of the Company, GCO Apparel
Corporation ("GCO Apparel"), acquired the manufacturing assets of LaMar Manufacturing Company ("LaMar"). See "Significant Developments in Fiscal 1994
- - Tailored Clothing Segment" and "Results of Operations - Fiscal 1994 Compared to Fiscal 1993 - Tailored Clothing" in Management's Discussion and Analysis.

Manufacturing

The Company manufactures tailored clothing in six facilities, the "Greif facilities" located in Allentown and Shippensburg, Pennsylvania, Verona, Virginia and the "GCO Apparel facilities" located in Heflin and Woodland, Alabama and Bowdon, Georgia. During Fiscal 1994 the estimated productive capacity of the Greif facilities was approximately 92% utilized while the GCO Apparel facilities were approximately 72% utilized. See "Significant Developments in Fiscal 1994" in Management's Discussion and Analysis for information regarding the Company's decision to close certain of its tailored clothing manufacturing facilities. Greif sources fabrics primarily from domestic mills. The collective bargaining agreement to which Greif is subject limits the sale by Greif of tailored clothing purchased from foreign and other non-union manufacturers. See "Employees" below.

COMPETITION

The Company operates in highly competitive markets in both footwear and tailored clothing. Retail footwear competitors range from small, locally-owned shoe stores to regional and national department and discount stores and specialty chains. The Company competes with hundreds of footwear and apparel manufacturing operations in the United States and throughout the world, most of which are relatively smaller, specialized operations but some of which are larger, more diversified companies.

Competition from imports has grown significantly during the last two decades, so that by 1993 approximately 86% of all non-rubber footwear sold in the United States was imported. Manufacturers in foreign countries with lower labor costs have a significant price advantage. The Company's footwear manufacturing operations attempt to offset this advantage by offering superior product quality and customer service or by concentrating on specific markets, such as western boots, not subject to intense foreign competition.

In the mid-1980's there was an increase in imports of better-grade, tailored clothing, and the Company believes that it and other domestic producers of such clothing lost market share to foreign manufacturers during the remainder of the 1980's. Other factors affecting the domestic industry are the shrinking U.S. market for tailored clothing, reflecting long-term demographic changes, a shift in preferences toward more casual apparel and the loss or threatened loss of middle management and professional jobs in recent years. This decline in U.S. consumption has not adversely affected imports, leading to excess manufacturing capacity in the U.S. tailored clothing industry. See "Significant Developments in Fiscal 1994 - International Trade Developments" in Management's Discussion and Analysis for information regarding the possible effect of international competition on the Company's tailored clothing business.

The collective bargaining agreement between the Clothing Manufacturers' Association and the Amalgamated Clothing and Textile Workers' Union, to which Greif is a party, limits the sale of tailored clothing manufactured in a plant not covered by such an agreement. See "Employees" below.

The Company believes that Greif must lower its product costs in order to compete on a long-term basis in the tailored clothing industry and that the restrictions contained in Greif's current collective bargaining agreement put the Company and other manufacturers with similar labor agreements at a disadvantage in competing with foreign and other non-union manufacturers.

The Company's tailored clothing operations compete on brand recognition, price, product style, quality and customer service.


LICENSES

Most of the Company's footwear brands are owned by the Company.  The
Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements which extend through 2007 and 2001, respectively, including renewal options. Most of the Company's branded tailored clothing products are sold pursuant to license agreements with terms, including renewal options, which expire from 1994 to 2005. Licensed products are generally designed by the Company and submitted to the licensor for approval.

The Company's renewal options under its license agreements for both footwear and tailored clothing brands are generally conditioned upon the Company's meeting certain minimum sales requirements. Sales of Ralph Lauren branded products (which accounted for $33.8 million of sales in Fiscal 1994) were manufactured under license agreements which expire June 30, 1994 and will not be renewed. See "Significant Developments in Fiscal 1994 - Tailored Clothing Segment" in Management's Discussion and Analysis.

Sales of licensed products were approximately $100 million in Fiscal 1994 and approximately $96 million in the previous year.

The Company also licenses others to use Mitre and certain of its other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 1994.

RAW MATERIALS

Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 1994 the Company experienced no shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG

On March 31, 1994 the Company's wholesale operations (which accounted for 60% of sales in Fiscal 1994) had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $91.1 million, compared to approximately $110.0 million on March 31, 1993. Of these amounts, approximately $46.4 million and $57.6 million, respectively, were for footwear and approximately $44.7 million and $52.4 million, respectively, were for men's apparel. The backlog of orders is somewhat seasonal, reaching a peak for footwear in the spring and for tailored clothing in the summer. Tailored clothing and footwear operations maintain in-stock programs for selected anticipated high volume styles, but customer orders for tailored clothing are generally received several months in advance of shipping dates.

The order backlog in dollars on March 31, 1994 for footwear wholesale products, which includes tanned leather, was 21% lower than on March 31, 1993. This decrease is attributable to decreases in the order backlog for the Company's boot and athletic products. The majority of orders for footwear and tanned leather is for delivery within 90 days. Therefore, the footwear wholesale products backlog at any one time is not necessarily indicative of a corresponding change in future sales for an extended period of time.

Tailored clothing backlog in dollars on March 31, 1994, consisting primarily of spring 1994 and fall 1994 orders, was 15% lower than on March 31, 1993. Tailored clothing backlog does not include sales anticipated under the cut, make and trim agreement between GCO Apparel and LaMar. The Company believes that the decrease in tailored clothing backlog is attributable to (i) general market conditions throughout the tailored clothing industry, (ii) product quality problems in Fiscal 1994 arising out of the Company's efforts to redesign and manufacture certain products to meet retailer demands for lower-cost, branded products, (iii) the Company's decision to reduce sales to off-price retailers and (iv) retailer concerns regarding future pricing of the Chaps by Ralph Lauren line by the new licensee. The Company expects the lower level of demand for its tailored clothing products to continue through Fiscal 1995.

Management does not expect cancellations of existing orders for tailored clothing and footwear to exceed 14%.

EMPLOYEES

Genesco had approximately 6,950 employees at January 31, 1994 including approximately 770 part-time employees. Retail shoe stores employ a substantial number of part-time employees during peak selling seasons. Approximately 1,475 employees are covered by collective bargaining agreements, most of whom are employees of the Company's Greif tailored clothing operations. Of the 6,950 employees, approximately 4,300 were employed in footwear, 2,550 in tailored clothing and 100 in corporate staff departments. See "Significant Developments in Fiscal 1994 - Restructuring Charge" included in Management's Discussion and Analysis for information regarding the Company's elimination of approximately 1,200 jobs.

Most employees of Greif are covered by a collective bargaining agreement with the Amalgamated Clothing and Textile Workers' Union which expires April 30, 1995. See "Significant Developments in Fiscal 1994 - Tailored Clothing Segment" and "Results of Operations - Fiscal 1994 Compared to Fiscal 1993 - Tailored Clothing" included in Management's Discussion and Analysis for information regarding labor difficulties experienced by Greif in Fiscal 1994.

PROPERTIES

The Company operates 15 manufacturing and 5 warehousing facilities, substantially all of which are leased, aggregating 2,600,000 square feet. The 20 facilities are located in six states in the United States and in Huddersfield, England. There are 14 footwear facilities with approximately 1,800,000 square feet and six tailored clothing facilities with approximately 800,000 square feet.

The Greif Companies tailored clothing operation is headquartered in Allentown, Pennsylvania and maintains a marketing office and showrooms in New York City. GCO Apparel's headquarters are in Bowdon, Georgia. The Company's executive offices and the offices of its footwear operations are in a 295,000 square foot leased building in Nashville, Tennessee.

See the discussion of the footwear segment for information regarding the Company's retail stores. New shopping center store leases typically are for a term of seven to 10 years and new factory outlet leases typically are for a term of five years and both provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

Leases on the Company's plants, offices and warehouses expire from 1995 to 2018, not including renewal options. The Company's retail stores, plants, offices, warehouses and machinery and equipment are generally well maintained, in good operating condition and suitable for their purposes. See Note 11 to the Consolidated Financial Statements included in Item 8 for information about commitments under capital and operating leases.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities which may have adverse environmental effects, such as discharges to air or water as well as the handling and disposal of solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and damages resulting from, past spillage, disposal or other releases of hazardous substances (together, "Environmental Laws"). The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under applicable Environmental Laws. The Company is involved in cleanup proceedings at several sites with respect to which it is alleged that the Company sent certain waste material in the past. See Item 3 "Legal Proceedings" for a discussion of certain of such pending matters.

ITEM 2, PROPERTIES
See Item 1.

ITEM 3, LEGAL PROCEEDINGS

CERTAIN ENVIRONMENTAL PROCEEDINGS
As a result of the disposal in a rural area near Nashville, Tennessee of waste material generated by a former operating division of the Company engaged in the manufacture of adhesives, eight separate civil actions were filed in 1986 in the Circuit Court of Williamson County, Tennessee on behalf of a total of 29 individuals against the Company, Emmett N. and Rose S. Kennon and Kennon Construction Co. The Kennons are owners of the disposal site. An additional action was filed against the same parties in the same court in 1988 on behalf of one resident who had recently reached majority. The plaintiffs reside or own property in the vicinity of the waste disposal site.

The plaintiffs alleged that the defendants were liable for creating a nuisance, negligence, trespass, creating an unreasonably hazardous condition (strict liability) and violating several state and federal environmental statutes and sought to recover for personal injuries and property damages totaling $17.6 million, punitive damages totaling $19.5 million, and certain costs and expenses, including attorneys' fees. The Company filed answers to these suits. In October and November 1992 the Company reached settlement agreements with 20 individual plaintiffs providing for cash payments by the Company aggregating approximately $550,000 and the purchase of a residence at an appraised value of $170,000. Damage claims totalling $22.2 million, including $9.1 million in claimed compensatory damages and $13.1 million in punitive damages, were dismissed pursuant to the settlement agreements. In light of the settlement agreements already reached, management believes that the remaining actions should not have a material adverse effect on the Company's results of operations or financial condition.

On July 5, 1987 a civil action was filed by the State of New York in the United States District Court for the Northern District of New York against the City of Gloversville, New York, and 33 other private defendants, including the Company. The complaint alleges that the defendants are liable under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to a municipal landfill owned and operated by the City of Gloversville. CERCLA provides for the cleanup of sites from which there has been a release or threatened release of hazardous substances. CERCLA authorizes the United States Environmental Protection Agency (the "EPA") to take any necessary response actions at Superfund sites, including, in certain circumstances, ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA, and include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released. The landfill was used by a former operating division of the Company engaged in the leather tanning business. While there is evidence that the Company was not a material contributor to any hazardous conditions which may be shown to exist, the liability under CERCLA is joint and several. On March 10, 1988 the Company filed its answer denying the substantive allegations of the complaint and asserting numerous defenses. On August 30, 1988 the Company and certain other defendants filed third party complaints against approximately 90 additional entities, alleging in essence that such third party defendants are liable, in whole or in part, for any damages that may be incurred by the Company or the other third party plaintiffs. On December 1, 1988 the third party defendants answered, denying liability and asserting certain counterclaims and crossclaims against the Company and others based upon the same substantive allegations.

Also on July 5, 1987 a separate civil action was filed by the State of New York in the United States District Court for the Northern District of New York against the City of Johnstown, New York and 14 other defendants (not including the Company). The allegations of the complaint, which are substantially similar to those in the Gloversville action referred to above, relate to a municipal landfill operated by the City of Johnstown which landfill has been placed on the National Priority List of Superfund sites by the EPA.

On August 30, 1988 two defendants in the Johnstown action filed third party complaints against a former division of the Company engaged in the leather tanning business and approximately 100 other third party defendants. The third party complaints, filed by Milligan & Higgins, a division of Hudson Industries, and the Gloversville/Johnstown Joint Sewer Board, allege that the third party defendants disposed of waste material into the Gloversville/ Johnstown joint sewer system, which in turn was transported by employees of the sewer system to the municipal landfill operated by the City of Johnstown. The third party complaints charge, in essence, that the Company and the other third party defendants are liable for all or a portion of any damages which may be incurred by the third party plaintiffs based upon the State's allegations in the initial complaint. The Company filed an answer asserting numerous defenses.

The EPA has issued records of decision reflecting adoption of remediation plans an estimated cost of approximately $16.5 million in the case of the Johnstown site and approximately $28.3 million with respect to the Gloversville site.
The Company has established a provision of $1 million to cover its estimated share of future remediation costs with respect to both sites, including a $500,000 charge in the fiscal quarter ended October 31, 1993. Because of uncertainties related to the ability or willingness of other defendants, including the municipalities involved, to pay a portion of such costs, the availability of state funding to pay a portion of such costs, the insurance coverage available to the various defendants and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the amount of the Company's liability with respect to either of the Johnstown or Gloversville actions. The insurance companies from which the Company purchased liability insurance coverage have agreed to bear a portion of the cost of the Company's defense in the Johnstown and Gloversville actions, but have reserved the right to deny coverage of any other liability which the Company may incur in such actions.

On September 4, 1991 the Company's Whitehall, Michigan tanning facility was cited by the Muskegon County Wastewater Management System ("MCWMS") for alleged violations of certain regulations applicable to the facility's wastewater effluent. Pursuant to administrative orders issued by the MCWMS, the Company is required to bring the Whitehall facility's wastewater discharges into compliance with applicable regulations. In May 1992 the EPA requested certain information from the Company and other entities regarding wastewater discharges to the MCWMS sewage treatment system at Whitehall, Michigan. In October 1992 the EPA notified the Company that it would recommend that a civil action be brought against the Company for alleged violations of the Federal Water Pollution Control Act and the pre-treatment standards for leather tanning and finishing adopted thereunder. The alleged violations related to the wastewater effluent from the Company's Whitehall tannery and involved similar violations as those alleged in the MCWMS proceeding. The Company entered into a stipulation of settlement with the EPA and the United States Department of Justice dismissing the civil action. The stipulation of settlement was approved by the court on December 16, 1993 and the Company has paid a civil penalty of $550,000 to resolve all claims asserted in the complaint.

The EPA has also previously investigated soil and groundwater conditions at the Whitehall facility and the Michigan Department of Natural Resources, acting on behalf of the EPA, made further investigations of the site in April 1994. Because the current status of the EPA's investigation is not clear, the Company presently is unable to determine with certainty what effect such investigation and any subsequent remedial action may have on the Company's results of operations or financial condition but does not believe any remedial actions should have a material adverse effect on such results of operations or financial condition.

PREFERRED SHAREHOLDERS ACTIONS

On January 6, 1993, 23 holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company, William S. Wire II, the Company's chairman, and James S. Gulmi, the Company's vice president and chief financial officer, in the United States District Court for the Southern District of New York (the "U.S. District Court Action"). The plaintiffs allege that the defendants misrepresented the value of the plaintiffs' shares and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from January 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. On March 2, 1993 the defendants filed their answer denying the plaintiffs' substantive allegations and asserting certain affirmative defenses. On April 22, 1993, the defendants filed a motion for judgement on the pleadings. By order dated December 2, 1993, the U.S. District Court denied the motion. On April 20, 1994, the plaintiffs filed a motion for partial summary judgement asking that the court find that the defendants are bound by the preferred stock valuation in the Chancery Court Action (as defined below).

The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee (the "Chancery Court Action"). The Chancery Court Action was commenced after certain preferred shareholders dissented from the charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares.

The Chancery Court Action determined that the fair values of a share of series 2 was $131.32 and of a share of the series 3 was $193.11 (which amounts are in excess of the mandatory redemption and liquidation values of a share of series 2 subordinated serial preferred stock and of the optional redemption and liquidation values of a share of series 3 subordinated serial preferred stock), compared with $91 a share for the series 2 and $46 a share for the series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992 and attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement in the Chancery Court Action plus accrued interest on February 4, 1994. The dissenting shareholders have filed a claim for approximately $780,000 in attorney's fees and expenses.

The Company and the individual defendants intend to vigorously defend the U.S. District Court Action. The Company is unable to predict if the U.S. District Court Action will have a material adverse effect on the Company's results of operations or financial condition.

On May 13, 1993 the landlord of a building in New York City in which the Company was the sole tenant, filed a civil action in the Supreme Court of the State of New York claiming that the Company breached the lease for the premises and negligently allowed the premises to deteriorate. The complaint seeks compensatory damages of $2.5 million and punitive damages of $5 million. On June 8, 1993 the Company removed the action to the United States District Court for the Southern District of New York.

At various times in 1990 and 1991 (i) the Canadian Department of National Revenue, Taxation (the "Department"), the Alberta Corporate Tax Administration and the Ontario Ministry of Revenue made tax reassessments relating to the deductibility of interest expense incurred by one of the Company's Canadian subsidiaries on funds borrowed from the Company and (ii) the Department made tax reassessments relating to non-resident withholding tax with respect to the payment by that subsidiary of its loan from the Company and with respect to interest on loans by that subsidiary to the Company. These reassessments, which the Company has calculated to be approximately Canadian $18.7 million including interest (approximately U.S. $14.1 million) at January 31, 1994, were made against Agnew Group, Inc., the corporate successor to the purchaser of the Company's Canadian operations (the "Taxpayer").

The Taxpayer has made indemnification claims with respect to all such reassessments pursuant to the indemnification provisions in the stock purchase agreement dated as of January 23, 1987 relating to the sale of the Company's Canadian operations, and the Company has assumed the defense of the Taxpayer. On behalf of the Taxpayer, the Company has filed notices of objections to all of the reassessments and has appealed the confirmation by the Minister of National Revenue of the Federal interest deductibility reassessments by filing a statement of claim in the Federal Court of Canada. The Provincial reassessments will be held in abeyance pending the outcome of the Federal Court action. The Company has also filed notices of objection to the withholding tax reassessments on behalf of the Taxpayer.

Any liability which is finally determined to be owing by the Company as a result of the indemnification provisions of the share purchase agreement is subject to an offset of up to Canadian $5,000,000 pursuant to a loan agreement dated February 6, 1987 among the Company, the purchaser and a former stockholder of the purchaser.

On February 4, 1994 the Taxpayer filed for protection under the Companies Creditors Arrangement Act and is seeking approval of a plan of compromise or arrangement with its creditors. Resolution of the Department's tax claims is a condition to any such plan.


ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1994.

EXECUTIVE OFFICERS OF GENESCO

The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualify. The name, age and office of each of the Company's executive officers and certain significant employees and certain information relating to the business experience of each are set forth below:

HARRY D. GARBER, 65, Chairman. Mr. Garber has served as a director of Genesco since 1976 and was elected Chairman effective January 31, 1994. He was employed by The Equitable Life Assurance Society of the United States, a major provider of life insurance, health insurance and annuities, from 1950 until June 1993 and served as its vice chairman since 1984.

E. DOUGLAS GRINDSTAFF, 53, President and Chief Executive Officer of Genesco. Mr. Grindstaff was elected president and chief operating officer and a director of Genesco on April 22, 1992 and chief executive officer as of February 1, 1993. In 1962 Mr. Grindstaff joined Procter & Gamble Inc. where he served in a number of manufacturing, marketing and general management positions until his election as president of Genesco. From 1987 to 1991 he was president of Procter & Gamble's Canadian operations and most recently was president of Procter & Gamble Cellulose Company.

THOMAS B. CLARK, 52, Executive Vice President - Administration and General Counsel. Mr. Clark was employed by the Company in his present capacity in January 1994. He was a partner in the law firm of Boult, Cummings, Conners and Berry from 1987 through 1993. Mr. Clark previously served as vice president and general counsel of the Company from 1978 to 1987.

JAMES S. GULMI, 48, Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed his present responsibilities in 1986.

MICHAEL A. CORBETT, 42, Treasurer. Before joining the Company in November 1993, Mr. Corbett had been a principal in a financial advisory services firm, Highland Capital Corporation, since 1990. From 1987 to 1990 Mr. Corbett was treasurer of MacMillan Inc., a diversified publishing company.

ROBERT E. BROSKY, 53, Controller and Chief Accounting Officer. Mr. Brosky joined the Company in 1963, was named director of consolidated accounting and financial reporting in 1983 and controller and chief accounting officer in 1986.

ROGER G. SISSON, 30, Secretary and Assistant General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners and Berry for approximately six years.

MATTHEW N. JOHNSON, 29, Assistant Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. From 1986 until he joined the Company, he held a number of positions with the First National Bank of Chicago, most recently a vice president in the corporate and institutional banking division.

FOWLER H. LOW, 62, Chairman of Johnston & Murphy (a division of Genesco). Mr. Low has 38 years of experience in the footwear industry, including 31 years with Genesco. He rejoined Genesco in 1984 after serving as vice president of sales and marketing for G. H. Bass, a division of Chesebrough-Pond's Inc. He was appointed president of the footwear manufacturing and wholesale group in 1988 and was appointed to his present post in February 1991.

BEN HARRIS, 50, President of the Jarman Shoe Company (a division of Genesco). Mr. Harris joined the Company in 1961 and in 1987 was named director of the leased department division of the Jarman Shoe Company. In November 1991, he was named president of the Jarman Shoe Company.

HENRY D. SIEGAL, 41, President of The Greif Companies (a division of Genesco). Before joining the Company in November 1993, Mr. Siegal was president of Crystal Brands Jewelry, a position he had held since 1993. From 1991 to 1993 Mr. Siegal was president and chief executive officer for Crystal Brands Tailored Clothing Group. From 1981 to 1991 he was president and chief executive officer of Calvin Clothing Corporation.

                                    PART II

ITEM 5,  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
________________________________________________________________________________
The Company's common stock is listed on the New York Stock Exchange (Symbol:
GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended January 31                         High                                Low
- ----------------------------                         ----                                ---

1992 1st Quarter                                   $  5 1/8                            $ 3 3/4
     2nd Quarter                                      6 1/8                              3 7/8
     3rd Quarter                                      6 1/2                              4 7/8
     4th Quarter                                      6 1/8                              4 1/2

Fiscal Year ended January 31
- ----------------------------

1993 1st Quarter                                      7                                  5 1/8
     2nd Quarter                                      6 1/4                              5
     3rd Quarter                                      7 3/4                              5 5/8
     4th Quarter                                     11 1/4                              7

Fiscal Year ended January 31
- ----------------------------

1994 1st Quarter                                     11 1/2                              8 3/4
     2nd Quarter                                     11 1/2                              6 7/8
     3rd Quarter                                      9 1/4                              5 3/4
     4th Quarter                                      6 7/8                              4

There were approximately 14,000 common shareholders of record on January 31, 1994.

See Notes 10 and 12 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
- --------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                                YEARS ENDED JANUARY 31
                                                                    ------------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                                        1994        1993        1992        1991         1990
- --------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                                              $572,860    $539,867    $471,766    $476,342     $492,248
Depreciation and amortization                                            10,723       9,719       9,109       8,915        8,190
Operating income (loss)*                                                (25,454)     33,480      16,771      16,977       38,825
Pretax earnings (loss)                                                  (51,774)     13,703         570       1,342       19,812
Earnings (loss) before extraordinary loss and
    cumulative effect of change in
    accounting principle                                                (51,779)      9,693         461       1,282       18,871
Loss on early retirement of debt (net of tax)                               240         583         -0-       1,688          -0-
Cumulative effect of change in accounting
    for postretirement benefits                                           2,273         -0-         -0-         -0-          -0-
- --------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                    $(54,292)   $  9,110    $    461     $  (406)    $ 18,871
================================================================================================================================
PER COMMON SHARE DATA
Earnings (loss) from continuing operations
   Primary                                                             $  (2.16)   $    .40    $    .01    $    .04     $    .83
   Fully diluted                                                          (2.16)        .40         .01         .04          .80
Extraordinary loss
   Primary                                                                 (.01)       (.02)        .00        (.07)         .00
   Fully diluted                                                           (.01)       (.02)        .00        (.07)         .00
Postretirement benefits
   Primary                                                                 (.09)        .00         .00         .00          .00
   Fully diluted                                                           (.09)        .00         .00         .00          .00
Net earnings (loss)
   Primary                                                                (2.26)        .38         .01        (.03)         .83
   Fully diluted                                                          (2.26)        .38         .01        (.03)         .80
================================================================================================================================
BALANCE SHEET DATA
Total assets                                                           $309,386    $317,868    $237,244    $251,384     $279,791
Long-term debt                                                           90,000      54,000      14,885      28,921       50,407
Capital leases                                                           15,253      14,901      12,099      10,080       10,585
Non-redeemable preferred stock                                            8,064       8,305       8,330      14,272       16,757
Common shareholders' equity                                              90,659     146,746     140,834     134,887      135,794
Additions to plant, equipment and capital leases                          8,356      10,132       9,341      11,922       10,685
================================================================================================================================
FINANCIAL STATISTICS
Operating income as a percent of net sales                                 (4.4%)       6.2%        3.6%        3.6%         7.9%
Book value per share                                                   $   3.73    $   6.33    $   6.16    $   5.96     $   5.96
Working capital                                                        $160,094    $168,875    $132,871    $143,538     $169,812
Current ratio                                                               3.3         3.5         3.8         3.7          4.0
Percent long-term debt to total capital                                    51.6%       30.8%       15.3%       20.7%        28.6%
================================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                                    518         540         575         613          628
Number of employees                                                       6,950       6,550       6,150       6,150        6,700
================================================================================================================================

* Represents operating income of business segments.

Included in the loss for Fiscal 1994 was a restructuring charge of $29.4 million. See Note 2 to the Consolidated Financial Statements for additional information regarding the charge.

Long-term debt and capital leases include current payments. On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due 2003. The Company used $54 million of the proceeds to repay all of its outstanding long-term debt. During Fiscal 1991 the Company paid prior to maturity approximately $21,288,000 of its long-term debt.

During Fiscal 1990 the Company exchanged approximately 96,000 shares of preferred stock for 1.9 million shares of common stock.

During Fiscal 1992 the Company acquired and cancelled approximately 712,000 shares of Employees Subordinated Convertible Preferred Stock.

The Company has not paid dividends on its Common Stock since 1973. See Note 12 to the Consolidated Financial Statements for a description of limitations on the Company's ability to pay dividends.

ITEM 7,  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
____________________________________________________________________________
This discussion should be read in conjunction with the selected financial information in Item 6 and the business segment information in Note 19 to the Consolidated Financial Statements included in Item 8.

SIGNIFICANT DEVELOPMENTS IN FISCAL 1994

Senior Debt Financing
In February 1993 the Company completed a public offering of $75 million principal amount of 10 3/8% senior notes due 2003 (the "10 3/8% Notes"). Proceeds from the sale of these notes were used to repay long-term debt and for working capital and other general corporate purposes and were used on May 18, 1993 to redeem a minority interest in the Company's subsidiary, Mitre U.K. See
Note 10 to the Consolidated Financial Statements.

Revolving Credit Agreement
In August 1993 the Company entered into a three-year revolving credit agreement providing for loans or letters of credit up to $100 million. The agreement replaced a $45 million revolving credit agreement and a $25 million letter of credit agreement. As a result of the restructuring charge and operating losses in the fourth quarter, the revolving credit agreement was amended on January 31, 1994 to adjust certain financial covenants. See Notes 2 and 10 to the Consolidated Financial Statements.

Tailored Clothing Segment
In May 1993 The Greif Companies ("Greif"), a division of the Company, withdrew from the industry-wide collective bargaining arrangement between the Clothing Manufacturers Association (the "CMA") and the Amalgamated Clothing and Textile Clothing Workers Union and its affiliates (the "Union") and notified the Union of its desire to bargain directly with the Union concerning new collective bargaining agreements to replace the contracts expiring September 30, 1993. The Union was the collective bargaining representative for approximately 1,500 Greif employees at September 30, 1993.

In July 1993 Greif notified the Union of its desire to bargain under its existing contracts over a decision regarding possible closure of Greif's manufacturing plants in Verona, Virginia and Shippensburg, Pennsylvania and the effects of any such decision and delivered to the Union its initial bargaining proposals for the new contract. In response, the Union began organizing efforts at certain of the Company's footwear manufacturing plants and the non-union tailored clothing plants recently acquired by a subsidiary of the Company (see below) and initiated a nationwide consumer boycott campaign against the Company's footwear and tailored clothing products.

In August 1993 a wholly-owned subsidiary of the Company, GCO Apparel Corporation ("GCO Apparel"), completed the acquisition of the men's tailored clothing manufacturing assets of LaMar Manufacturing Company ("LaMar"). LaMar manufactured moderately-priced tailored clothing primarily for the private label market and operated plants in Bowdon, Georgia and Heflin and Woodland, Alabama. In connection with the acquisition, GCO Apparel entered into an agreement not to sell to LaMar's then-existing customers. The LaMar acquisition was intended primarily to allow the Company to participate in the market for more moderately-priced clothing. In addition, the acquisition provided Greif with a possible temporary alternative source of product in the event of a strike at Greif's plants. See Note 3 to the Consolidated Financial Statements.

In connection with the acquisition of the assets of LaMar, GCO Apparel entered into a two-year cut, make and trim agreement with LaMar which provides that in Fiscal 1995 LaMar is required to purchase at least approximately 190,000 units, which represents approximately 50% of GCO Apparel's annual manufacturing capacity. GCO Apparel currently expects that purchases by LaMar will exceed the minimum contract requirements. Under a cut, make and trim agreement, the manufacturer typically cuts, sews and presses garments, using piece goods furnished by the customer.

On September 30, 1993, Greif and the Union reached an agreement in principle on a new 19-month collective bargaining agreement. Wages and benefits will increase approximately 8% by the expiration of that agreement. Greif agreed to the same wage and benefit increases which were negotiated between the Union and the CMA and further agreed not to close Greif's Verona and Shippensburg plants prior to October 1, 1994. Negotiations with the Union on definitive contracts covering Greif's work force regarding local plant issues are continuing, but the outcome of such negotiations are not expected to materially affect the results of Greif's operations.

The Company last year reported that Greif did not expect to meet the minimum sales requirements necessary to renew its license agreements for the Chaps and Polo University Club by Ralph Lauren brands which were to expire June 30, 1993. Sales of products licensed under those agreements accounted for $31.7 million in Fiscal 1993 and $33.8 million in Fiscal 1994. On June 14, 1993, Greif entered into a one-year extension of those license agreements. The Company continued discussions regarding renewal of the licenses, but in the fourth quarter of Fiscal 1994 the Company was notified that the licenses for these brands would not be further extended or renewed.

Restructuring Charge
Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies, made a decision to restructure certain of its operations and reassessed the recoverability of certain assets. As a result, the Company recorded a charge of $29.4 million, for which no tax benefit is currently available. This charge reflects estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision includes $15.8 million in asset write-downs and $13.6 million of future consolidation costs, of which approximately $12 million is expected to be incurred in Fiscal 1995. The restructuring involves the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). Included in the $15.8 million of asset write-downs is $7.7 million relating to goodwill, of which $6.9 million relates to the LaMar acquisition and $800,000 relates to the Toddler U Inc. acquisition. See Note 3 to the Consolidated Financial Statements for information regarding these business acquisitions. The Company expects to fully implement the restructuring plan in Fiscal 1995.

As a result of the loss of the Ralph Lauren product lines, as described above, and the limited rights granted under Greif's new collective bargaining agreement to source products from GCO Apparel, the Company reassessed the valuation of the goodwill related to the LaMar acquisition by GCO Apparel. The Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the LaMar acquisition and accordingly determined to write off the unamortized portion of the goodwill which amounted to $6.9 million.

During the fourth quarter of Fiscal 1994, the Company also reassessed the valuation of the goodwill related to the acquisition of the assets of Toddler U Inc. in light of a recognition during that quarter that there had been a material erosion of sales to the principal customer of Toddler U Inc. which the Company believed would not be replaced or recovered. In light of the material diminution of these sales, which accounted for 36% of the sales of Toddler U Inc. during the twelve months preceding the acquisition, the Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the acquisition of Toddler U Inc. and accordingly determined to write off the unamortized portion of the goodwill which amounted to $800,000.

All remaining tangible assets and liabilities of GCO Apparel and University Brands are valued at the lower of their cost or market. Market value was determined using estimated undiscounted future cash flows. In developing estimates of future cash flows, the Company has utilized historical operating results adjusted for the implementation of a previously announced reduction in the manufacturing capacity of GCO Apparel.

The tangible asset write-downs include $2.2 million for inventory, to reflect discounts taken to facilitate the rapid liquidation of merchandise purchased for sale in stores which are being closed, and $5.9 million for fixed asset write-downs, of which $1.9 million relates to retail store closings and $4.0 million relates to plant closings.

During the fourth quarter of Fiscal 1994, the Company provided $2.1 million for severance costs not related to the restructuring, which amount is included in selling and administrative expenses.

The $29.4 million restructuring charge is comprised of an estimated $13.6 million of cash expenditures, of which $12 million is expected to be incurred in Fiscal 1995. Although the Company has made a provision to reduce its footwear manufacturing capacity by more than 10% and its tailored clothing manufacturing capacity by more than 50%, the Company may not have sufficient unit volume to fully absorb its fixed manufacturing costs and to thereby avoid negative manufacturing variances in its remaining factories based on current sales levels. However, the Company does expect substantial reductions in manufacturing costs as a result of the restructuring. The retail stores included in the restructuring had an operating loss of $3.4 million in Fiscal 1994. In addition, due to the corporate and operating division personnel reductions for which provision was made in the restructuring charge, the Company expects payroll costs included in selling (excluding selling expenses included in retail store results) and administrative expense to decrease by approximately $3.6 million in Fiscal 1995 as compared to Fiscal 1994.

International Trade Developments
Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1995 the Company expects to import footwear products from China having a total cost in the range of $40 to $45 million. In June 1994 the President of the United States is expected to decide whether the Chinese government has made overall significant progress on certain human rights issues as a condition to continuing to grant China most favored nation's status for bilateral trade purposes. Failure of the United States government to continue to grant most favored nation's treatment to China would raise duties and significantly increase the cost of footwear and other products imported from China into the United States. It could also materially affect the Company's ability to source those products from other countries, because the Company would have to compete with other footwear companies, some of whom buy substantially greater quantities and have substantially greater resources, for productive capacity in other low-labor cost countries.

In December 1993, the Uruguay round of multilateral trade negotiations under the General Agreement on Tariffs and Trade ("GATT") were concluded. The new GATT agreements were signed and submitted to United States Congress for approval on April 15, 1994, with a tentative effective date of July 1, 1995. Trade in the textile and clothing sector has been governed by the Multifiber Arrangement under which the developed nations confer import quotas on textile products from the developing nations. The new GATT agreements, if approved, would integrate textile and apparel products back into the GATT scheme by phasing out these quotas and reducing oversea tariffs by approximately 12% over a 10-year transition period. The elimination of the Multifiber Arrangement would gradually remove quotas on piece goods imported from developing countries and would also phase out quota barriers for imported finished suits, sport coats and pants into the United States market from low-labor cost developing countries. Management does not believe that the new GATT agreements, if approved, will materially impact the Company's tailored clothing operations in the next two years. The reduction in trade barriers could adversely affect the realizable value of the Company's tailored clothing manufacturing facilities if the Company decides to divest those facilities.

RESULTS OF OPERATIONS - FISCAL 1994 COMPARED TO FISCAL 1993

The Company's net sales for the year ended January 31, 1994 increased 6.1% from the previous year. Total gross margin for the year decreased 6.3% and declined from 37.7% to 33.3% as a percentage of sales. Selling and administrative expenses increased 10.9% and increased as a percentage of sales from 33.8% to 35.3%. The pretax loss for Fiscal 1994 was $51.8 million, compared to pretax earnings of $13.7 million for Fiscal 1993. Included in Fiscal 1994 pretax earnings is the $29.4 million restructuring charge. See "Significant Developments in Fiscal 1994 - Restructuring Charge" above. The Company reported a net loss of $54.3 million ($2.26 per share) for Fiscal 1994, compared to net earnings of $9.1 million ($.38 per share) in Fiscal 1993. The net loss in Fiscal 1994 includes a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106. See Note 15 to the Consolidated Financial Statements. In addition, Fiscal 1994's net loss includes an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt. See Note 10 to the Consolidated Financial Statements.

Footwear Retail

                                                                         Fiscal Year
                                                                      Ended January 31,
                                                                  -------------------------
                                                                    1994             1993          % Change
                                                                  --------         --------        --------
                                                                       (In Thousands)

     Sales   . . . . . . . . . . . . . . . . . . . . . . . . .    $231,456         $227,741            1.6%

     Operating Income  . . . . . . . . . . . . . . . . . . . .    $ (3,841)        $  9,171              -

     Operating Margin  . . . . . . . . . . . . . . . . . . . .        (1.7%)            4.0%


Net sales from footwear retail operations increased 1.6% in Fiscal 1994 as compared to the previous year despite operating an average of 5% fewer stores. The increase in net sales reflects an average price per unit increase of approximately 2%, partially offset by a unit sales decrease of approximately 1%. Comparable store sales increased approximately 4% from the same period in Fiscal 1993. Gross margin as a percentage of sales decreased from 50.2% to 49.3% due to increased markdowns. Inventory markdowns not included in the restructuring charge (see "Significant Developments in Fiscal 1994 - Restructuring Charge" above) resulted primarily from the purchase of fashion merchandise for adolescent consumers which did not sell well. Operating expenses increased 3.5% and increased as a percentage of sales from 46.1% to 47.0%. The increase in operating expenses is due primarily to increased advertising expense. The decline in operating income, excluding an $8.7 million restructuring charge, is attributable to the increased markdowns and to the expense increase.

Footwear Wholesale & Manufacturing

                                                                        Fiscal Year
                                                                      Ended January 31,
                                                                  -------------------------
                                                                    1994             1993         % Change
                                                                  --------         --------       --------
                                                                       (In Thousands)

     Sales   . . . . . . . . . . . . . . . . . . . . . . . . .   $236,435          $202,386             16.8%

     Operating Income  . . . . . . . . . . . . . . . . . . . .   $    373          $ 18,244            (98.0%)

     Operating Margin  . . . . . . . . . . . . . . . . . . . .         .2%              9.0%


Net sales from footwear wholesale and manufacturing operations were $34.0 million (16.8%) higher in Fiscal 1994 than in the previous year, reflecting a $25.0 million increase in sales from newly introduced products and those that were acquired in Fiscal 1993, as well as increases in sales of existing product lines, primarily tanned leather and soccer balls. Sales increased in all of the Company's wholesale footwear operations except for boots and children's court shoes.

Gross margin as a percentage of sales decreased from 30.7% to 26.0%, primarily due to manufacturing variances and price reductions to stimulate sales and, to a lesser extent, to a lower-margin product mix caused by increased tanned leather sales.

As a result of aggressive sales growth plans for Fiscal 1994 which were not met, several operating divisions entered the last half of Fiscal 1994 with excess inventory and reduced prices to liquidate excess inventory. Price reductions related to (i) boot products, (ii) a new line of casual men's shoes, which had to be repositioned at lower price points, and (iii) children's shoes.

The volume-related negative manufacturing variances occurred in the Company's boot plants as a result of a decision in the latter part of Fiscal 1994 to curtail the production of boots in response to lower boot sales.

Sales of western and western influenced fashion products historically have been cyclical in nature, and in Fiscal 1994 the Company experienced a decline in wholesale sales of western products compared to the previous year. In
Fiscal 1993 the Company shifted a substantial portion of its manufacturing capacity formerly utilized in manufacturing products which are now purchased from foreign resources to the production of boots to meet the sharply rising demand for those products. As a result of the decline of boot sales in Fiscal 1994 and the expected further decline in Fiscal 1995, the Company made a decision to close a plant. See "Significant Developments in Fiscal 1994
- -Restructuring Charge" above.

Operating expenses increased 35.0% and increased as a percentage of sales from 21.1% to 24.4%, primarily because of increased divisional administrative and selling expenses and increased advertising expenses to support aggressive sales growth plans for Fiscal 1994.

The decline in operating income, excluding a $3.2 million restructuring charge, is due to the increased expenses and lower margins described above.

Tailored Clothing

                                                                         Fiscal Year
                                                                      Ended January 31,
                                                                   -------------------------
                                                                     1994             1993           % Change
                                                                   --------         --------         --------
                                                                         (In Thousands)


      Sales   . . . . . . . . . . . . . . . . . . . . . . . . .    $104,969         $109,740           (4.3%)

      Operating Income  . . . . . . . . . . . . . . . . . . . .    $(21,986)        $  6,065              -

      Operating Margin  . . . . . . . . . . . . . . . . . . . .       (20.9%)            5.5%


Net sales from tailored clothing operations decreased 4.3% in Fiscal 1994 as compared to the previous year. Net sales, excluding those of GCO Apparel which began operations in August 1993, declined by 13.6%. See "Significant Developments in Fiscal 1994 - Tailored Clothing Segment" above.

Gross margin decreased 43% and declined as a percentage of sales from 24.7% to 14.6%. This decline was the result of industry-wide conditions and the Company's response in Fiscal 1993 and Fiscal 1994 to those conditions as described below.

The United States market for tailored clothing has been shrinking, reflecting a long-term shift in consumer preferences toward more casual apparel, and the market share of low-cost foreign and domestic, non-union manufacturers has been increasing at the expense of traditional domestic manufacturers like Greif. In addition, changes have occurred in the traditional channels of distribution for tailored clothing as a result of the consolidation (frequently in leveraged buyouts) of department stores, the declining number of independent men's specialty stores and the growth of off-price clothing merchants. All of these factors have led to increased demands by retailers for lower-priced clothing and promotional pricing.

In Fiscal 1993 and Fiscal 1994, Greif implemented a plan to reduce its manufacturing costs in order to become more competitive. Greif reduced its manufacturing capacity through a reduction in employment and made changes in product specifications to lower labor and material costs. The products manufactured to the new specifications, which were shipped for the spring 1993 season, were not well-received by Greif's customers and led to higher than normal returns, allowances and discounts. Greif has made improvements in the quality of its products for spring 1994 despite having accepted orders based on lower-cost product specifications.

In addition to the factors described above, tailored clothing gross margin was adversely affected by disruptions in Greif's manufacturing operations related to labor difficulties in the third quarter of Fiscal 1994 and the shift during that quarter to production of lower-margin products in anticipation of a work stoppage and by the inclusion of GCO Apparel's low margin cut, make and trim operations in August 1993.

Operating expenses decreased 4% because of lower advertising and selling expenses but increased as a percentage of sales from 19.2% to 19.3%. As a result of a decline in orders for tailored clothing products stemming from the problems discussed above and the loss of the Ralph Lauren licenses, the Company decided to reduce manufacturing capacity in Fiscal 1995 by closing plants and recorded a restructuring charge of $17.1 million. This charge is included in tailored clothing operating loss for Fiscal 1994. The $11.4 million reduction in operating income from Fiscal 1993 to Fiscal 1994 (excluding a $400,000 employee reduction charge in Fiscal 1993 and the $17.1 million restructuring charge in Fiscal 1994) is attributable to lower sales and gross margins and approximately $1.1 million of costs related to labor difficulties. Total costs (including legal and security expenses) for Fiscal 1994 arising out of Greif's labor problems were approximately $2.0 million.

As a result of continuing price pressures, the loss after the fall 1994 season of the Ralph Lauren licenses and a decline in orders for the spring and fall 1994 seasons for Greif's other branded tailored clothing products, Greif does not expect to be profitable in Fiscal 1995. Management expects that further substantial reductions in administrative and selling expenses and in manufacturing overhead expense may be required. While Greif is not presently considering a reduction in employment of persons covered by collective bargaining agreements beyond that provided for in the restructuring charge, a further reduction in employment of management and other employees not covered by collective bargaining agreements is possible.

Any reduction in employment of employees covered by collective bargaining agreements beyond that anticipated in the restructuring plan provided for in Fiscal 1994 could result in the incurrence of withdrawal liability for Greif's portion of accumulated benefits in excess of the assets of the multiemployer pension plan applicable to Greif's covered employees. The maximum liability, and the corresponding maximum charge to earnings, that would result from a permanent cessation of Greif's obligation to contribute to the multiemployer plan or a cessation of all operations covered by collective bargaining agreements would have been approximately $15.7 million in Fiscal 1994. A 70% decline in Greif's contributions to the multiemployer plan or the permanent cessation of the obligation to contribute to the plan with respect to a facility could constitute a "partial withdrawal" and result in recognition of a portion of the withdrawal liability calculated on the basis of the decline in hours worked. The period over which any such withdrawal liability would have to be paid is based on the average number of historical hours worked and the contribution rate per hour but cannot exceed 20 years. The employment of fewer covered employees in connection with a further reduction in the scope of Greif's operations or the sale of all or a substantial portion of its business and assets could result in the recognition of withdrawal liability. Any such sale could also result in a failure to realize the full value of assets employed in Greif's business and the recognition of certain lesser liabilities not included in the restructuring provision. See Note 19 to the Consolidated Financial Statements for information regarding assets employed in the tailored clothing segment, most of which are assets of Greif.

Corporate and Interest Expenses
Corporate and other expenses were $15.3 million in Fiscal 1994, compared to $14.1 million for the previous year, an increase of 8%. Fiscal 1994 expenses included a net expense in the amount of $1,755,000, comprised of $2,138,000 for corporate staff severance payments, a provision of $448,000 for an adverse decision in a lawsuit, $404,000 for corporate restructuring, partially offset by a $677,000 favorable adjustment to accrued liabilities relating to previously divested operations and $558,000 gain from the sale of excess real estate. Fiscal 1993 expenses included a net expense in the amount of $717,000, comprised of a $350,000 provision for an adverse decision in a lawsuit and a $367,000 provision from the closing of a printing service department.
Excluding these adjustments, corporate and other expenses increased $119,000 in Fiscal 1994 as compared to Fiscal 1993, primarily due to higher legal fees.

Interest expense increased $5.4 million, or 95%, in Fiscal 1994 as compared to Fiscal 1993 because of an increase in the average outstanding indebtedness and the higher average interest rates as a result of the issuance of the 10 3/8% Notes. The proceeds of the offering of the 10 3/8% Notes replaced bank borrowings under the Company's revolving credit agreement and a $20,000,000 term loan, both of which were at lower interest rates. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS - FISCAL 1993 COMPARED TO FISCAL 1992

The Company's net sales for the year ended January 31, 1993 increased 14.4% from Fiscal 1992. Total gross margin for the year increased 19.3% and as a percentage of sales increased from 36.2% to 37.7%. Selling and administrative expenses increased 10.0% but decreased as a percentage of sales from 35.1% to 33.8%. Pretax earnings were $13.7 million in Fiscal 1993, compared to $570,000 in Fiscal 1992. Net earnings were $9.1 million ($.38 per share) for Fiscal 1993, compared to $461,000 ($.01 per share) for Fiscal 1992. Net earnings were reduced in Fiscal 1993 by an extraordinary loss of $583,000 ($.02 per share) from early retirement of debt.

Footwear Retail

                                                                          Fiscal Year
                                                                        Ended January 31,
                                                                    -------------------------
                                                                      1993             1992           % Change
                                                                    --------         --------         --------
                                                                          (In Thousands)

       Sales   . . . . . . . . . . . . . . . . . . . . . . . . .    $227,741         $212,942             6.9%

       Operating Income  . . . . . . . . . . . . . . . . . . . .    $  9,171         $    (47)              -

       Operating Margin  . . . . . . . . . . . . . . . . . . . .         4.0%             0.0%


Net sales from footwear retail operations increased 6.9% from Fiscal 1992 reflecting an average price per unit increase of approximately 8%, offset by a unit sales decrease of approximately 2%. Management believes that the increase in average price per unit was caused by lower markdowns and shifts in product mix to higher-priced, branded merchandise and that the decrease in units sold was primarily attributable to the Company's operation of approximately 7% fewer stores than in the previous year. Comparable store sales increased approximately 8% from the same period in Fiscal 1992. Gross margin as a percentage of sales increased from 49.3% to 50.2% due to lower markdowns as a percent of sales. Markdowns were higher in Fiscal 1992 due to efforts to stimulate sales during the economic downturn. Operating expenses remained relatively unchanged from the prior period, but declined as a percentage of sales from 49.0% to 46.1%. The improvement in operating income was attributable to increased sales.

Footwear Wholesale and Manufacturing

                                                                         Fiscal Year
                                                                       Ended January 31,
                                                                   -------------------------
                                                                     1993             1992           % Change
                                                                   --------         --------         --------
                                                                        (In Thousands)

      Sales   . . . . . . . . . . . . . . . . . . . . . . . . .    $202,386         $139,533            45.0%

      Operating Income  . . . . . . . . . . . . . . . . . . . .    $ 18,244         $ 13,094            39.3%

      Operating Margin  . . . . . . . . . . . . . . . . . . . .         9.0%             9.4%


Net sales from footwear wholesale and manufacturing operations were $62.9 million (45.0%) higher than Fiscal 1992, reflecting a 17% increase in unit sales from the Company's existing operations, primarily boots, and $31.6 million in new product sales. The unit sales increase included a sharp increase in unit sales of boots to existing customers as well as broader distribution to new customers. Sales increased in most of the Company's wholesale footwear operations. The $31.6 million of new product sales related to the Company's Mitre U.K. subsidiary which was acquired in May 1992 and to its Dockers and Nautica lines of footwear which were new in Fiscal 1993. Included in the results for Fiscal 1992 were losses of $2.1 million related to start-up costs of the Dockers and Nautica lines. Gross margin as a percentage of sales increased from 29.5% in Fiscal 1992 to 30.7% in Fiscal 1993, primarily due to a higher margin product mix, including Dockers and Nautica footwear. Operating expenses increased 47.6%, primarily from increased volume related expenses, and increased as a percentage of sales from 20.7% to 21.1%, primarily because of bonus accruals based on increased profitability and expenses relating to the Company's University Brands division acquired on

December 29, 1992. Most of the operating income improvement was attributable to the Company's boot business. Operating income for Fiscal 1993 was reduced by expenses of $981,000 related to environmental matters, primarily litigation settlements.

Tailored Clothing

                                                                           Fiscal Year
                                                                        Ended January 31,
                                                                   -------------------------
                                                                     1993             1992           % Change
                                                                   --------         --------         --------
                                                                         (In Thousands)


      Sales   . . . . . . . . . . . . . . . . . . . . . . . . .    $109,740         $119,291           (8.0%)

      Operating Income  . . . . . . . . . . . . . . . . . . . .    $  6,065         $  3,724           62.9%

      Operating Margin  . . . . . . . . . . . . . . . . . . . .         5.5%             3.1%


Net sales from tailored clothing operations decreased 8.0% in Fiscal 1993, reflecting an approximate 11% decrease in unit sales, primarily due to the Company's decision to reduce the number of suits sold at discount prices. In an effort to reduce costs and expenses of the tailored clothing operation and thus reduce the need to absorb overhead by selling suits at discount prices, the Company reduced employment during Fiscal 1993 by approximately 300 employees, mostly through attrition. As a result of these actions, gross margin increased 10% and as a percentage of sales improved from 20.6% in Fiscal 1992 to 24.7% in Fiscal 1993. Operating expenses increased 1%, and increased from 17.4% to 19.2% as a percentage of sales, primarily from increased advertising and insurance expenses. Fiscal 1993 operating income also included a $400,000 charge to income in the first quarter in connection with the employee reduction. The improvement in operating income was due to the margin improvement.

Corporate and Interest Expenses
Corporate and other expenses were $14.1 million in Fiscal 1993 compared to $11.6 million for Fiscal 1992, an increase of 22.3%. The increase was primarily due to a $350,000 provision for an adverse decision in a lawsuit and $1.4 million of higher bonus accruals.

Interest expense in Fiscal 1993 increased $1.0 million, or 21.5%, from Fiscal 1992 because of an increase in the average outstanding indebtedness. Approximately $1.1 million of interest expense was attributable to borrowings related to the Mitre U.K. acquisition, and the remaining interest expense was attributable to borrowings in response to increased working capital needs related to the growth of the Company's wholesale business and to its new wholesale lines. Increased borrowings were offset to some extent by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                                                  January 31
                                                                                            --------------------------------
                                                                                              1994         1993         1992
                                                                                            ------        ------      ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3.6        $  4.8      $  7.2
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $160.1        $168.9      $132.9
Long-term debt (includes current
    maturities)
         10 3/8% senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 75.0           -             -
         Refinanced long-term debt* . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        $ 32.0      $ 14.9
         Revolving credit debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15.0        $ 22.0           -
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.3x          3.5x        3.8x

- ---------------

      * The refinanced long-term debt includes $12 million of 9.75% debt and the indebtedness incurred to finance the Mitre U.K. acquisition. See Note 3 to the Consolidated
         Financial Statements.

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $17.4 million in Fiscal 1994 and $5.0 million in Fiscal 1993, and $26.8 million of cash was provided by operating activities in Fiscal 1992. An additional $12.4 million of cash was used by operating activities in Fiscal 1994 as compared to the previous year primarily due to the Company's net loss from operations for the year. The $31.8 million decrease in cash flow from operating activities from Fiscal 1992 to Fiscal 1993 reflects the additional working capital requirements to support the growth in the Company's existing businesses and additional working capital investments in newly acquired or introduced businesses. Most of the cash provided by operations in Fiscal 1992 was used to reduce long-term debt by $14.6 million and for capital expenditures of $7.0 million.

A $3.6 million increase in inventories at January 31, 1994 as compared to January 31, 1993 is from the LaMar acquisition. See Note 3 to the Consolidated Financial Statements. In the Company's remaining businesses a buildup of inventory in certain of the Company's wholesale lines resulting from a downturn in sales was offset by a reduction in retail inventory either by markdowns or sales. The $40.1 million increase in inventories from January 31, 1992 to January 31, 1993 was comprised of more units of certain existing lines of footwear in anticipation of higher sales and $16.0 million of new lines introduced or acquired in Fiscal 1993. The inventory increase also reflects a higher-priced inventory mix of branded merchandise in some of the Company's retail divisions. Inventories at January 31, 1992 reflected an $11.2 million decrease from January 31, 1991 levels, resulting from tighter inventory controls in anticipation of lower sales in the economic environment which existed in Fiscal 1992 and a decline in retail inventory from a net reduction of 38 retail outlets.

Accounts receivable at January 31, 1994 decreased $5.7 million compared to January 31, 1993, primarily from decreased boot and tailored clothing sales in the fourth quarter of Fiscal 1994. Accounts receivable at January 31, 1993 increased $17.4 million compared with January 31, 1992, primarily from increased footwear wholesale sales (including $7.3 million attributable to the new wholesale footwear lines that were introduced or acquired in Fiscal 1993) and increased fourth quarter tailored clothing sales. Accounts receivable at January 31, 1992 were down $8.8 million from January 31, 1991 levels, reflecting improved collections and lower sales at the end of the year, primarily tailored clothing. Also included in Fiscal 1991's accounts receivable were $3 million of accounts receivable arising out of the Company's women's branded business divested in February 1991.

Included in the accounts payable and accrued liabilities line in the Consolidated Statement of Cash Flows are the following increases (decreases):

                                                                           Years Ended January 31,
                                                                 -----------------------------------------
   (In Thousands)                                                    1994           1993             1992
                                                                  --------        -------         --------
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . .  $ (9,907)       $10,128          $(3,763)
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . .      (787)         3,061            1,005
                                                                  --------        -------          -------
                                                                  $(10,694)       $13,189          $(2,758)
                                                                  ========        =======          =======


The fluctuations in accounts payable were due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in Fiscal 1994 was due primarily to decreased bonus and tax accruals relating to the loss in Fiscal 1994. The change in accrued liabilities in Fiscal 1993 was due primarily to increased bonus and tax accruals relating to increased profitability in Fiscal 1993. The increase in accrued liabilities in Fiscal 1992 primarily reflected higher accruals for insurance.

The $36.0 million increase in long-term debt at January 31, 1994 as compared to January 31, 1993 reflects $11.4 million of borrowings to fund acquisitions, $7.9 million of borrowings to fund capital expenditures, $5.0 million of borrowings to redeem a minority interest in Mitre U.K. and borrowings to finance operations.

Revolving credit agreement borrowings increased by $22 million during Fiscal 1993 to finance $11.0 million of Fiscal 1993 acquisition costs and increased working capital requirements. The borrowings under the Company's revolving credit agreement decreased in Fiscal 1992 by $8 million as the Company managed down its working capital requirements during the economic downturn.

Capital Expenditures and Acquisitions
Capital expenditures were $7.9 million in Fiscal 1994, $9.2 million in Fiscal 1993 and $7.0 million in Fiscal 1992. The $1.3 million decrease in Fiscal 1994 capital expenditures as compared to Fiscal 1993 resulted from a decrease in retail store expenditures. The $2.2 million increase in Fiscal 1993 capital expenditures as compared to Fiscal 1992 resulted from a $1.4 million decline in the acquisition of fixed assets through capitalized leases and increased footwear manufacturing machinery purchases related to increased boot production. The $4.5 million decrease in Fiscal 1992 capital expenditures as compared to Fiscal 1991 resulted primarily from a $2.0 million increase in the acquisition of fixed assets under capitalized leases and the opening of fewer retail stores.

Total capital expenditures in Fiscal 1995 are expected to be approximately $10.6 million. These include expected retail expenditures of $5.0 million to open approximately 24 new retail stores and to complete 37 major store renovations. Capital expenditures for wholesale and manufacturing operations and other operations are expected to be approximately $5.6 million.

On May 6, 1992, the Company completed the acquisition of Mitre U.K. See Note 3 to the Consolidated Financial Statements. The cash portion of the purchase price and related acquisition costs were partially financed through a $20 million term loan and borrowings under the Company's revolving credit agreement of approximately $5 million. The term loan was prepaid on February 1, 1993 with a portion of the net proceeds from the issuance of the 10 3/8% Notes.
Part of the purchase price was paid through the issuance by Mitre U.K. of Class B ordinary shares (the "B Shares"). On May 18, 1993, the Company purchased the B Shares at a price equal to $5,000,000 plus interest.

On August 12, 1993, GCO Apparel acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar. See Note 3 to the Consolidated Financial Statements. The purchase price was approximately $11.8 million, including $10.9 million of cash and $900,000 of deferred payments to be completed by August 1995. The acquisition was financed through revolving credit borrowings.

Future Capital Needs
The Company expects that its cash provided by operations will be sufficient to fund all of its capital expenditures during Fiscal 1995 and to temporarily pay down all of its revolving credit indebtedness at January 31, 1995. See Note 10 to the Consolidated Financial Statements for information regarding the requirement that the Company either maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.0 for Fiscal 1995 or reduce loans outstanding under the Revolving Credit Agreement to no more than $10 million for at least 30 consecutive days. The substantial improvement in cash flow planned for Fiscal 1995 is based upon expected improved operating results and lower working capital needs resulting from better footwear inventory management and substantial liquidation of working capital invested in the Ralph Lauren tailored clothing business. Approximately $12 million of consolidation costs that are expected to be incurred in Fiscal 1995 will be offset by cash inflows from lower asset levels in restructured operations.

The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended on January 31, 1994, and that the commitments under that agreement will be adequate to meet the Company's credit needs for Fiscal 1995. See Note 10 to the Consolidated Financial Statements.

As a result of the Company's consolidated net loss for the 6-month period ended January 31, 1994, the restricted payment provision in the Company's revolving credit agreement prohibits the Company from declaring dividends on the Company's capital stock. See Note 12 to the Consolidated Financial Statements. The aggregate annual dividend requirement on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock, is $302,000. The Company is unable to predict when dividends may be reinstated.

On April 8, 1993 the Company entered into a letter of credit agreement, which was amended on January 31, 1994 and April 5, 1994, with a foreign bank, under which up to $10,000,000 in letters of credit are available for issuance to the Company's suppliers in connection with the importation of foreign goods. The Agreement provides for the issuance through October 6, 1994 of letters of credit payable for periods not exceeding 180 days. At January 31, 1994, there was $8.4 million of credit available under this letter of credit agreement.

The Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $7.5 million at January 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4.3 million pounds sterling by the Company, permits borrowings for working capital of up to
2.0 million pounds sterling, the issuance of letters of credit of up to 3.5 million pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. This credit facility expires on September 14, 1994.

On August 2, 1993 the Company entered into a credit facility with a United States bank under which it may borrow up to $2,000,000. This facility expires on June 30, 1994.

On September 29, 1993 the Company entered into a credit facility with a foreign bank under which it may borrow up to $15,000,000 at the bank's discretion. This facility, which is payable on demand, expires on August 31, 1994.

On April 27, 1994, Standard & Poor's announced that it had lowered the rating of the 10 3/8% Notes to B+ from BB- and that, until the Company can demonstrate improved performance on a consistent basis, the rating will be subject to further downgrade. Moody's, which presently assigns the 10 3/8% Notes a rating of Ba3, is considering a downgrade. According to Standard & Poor's, a debt instrument rated B has a greater vulnerability to default than debt rated BB, but currently has the capacity to meet interest and principal payments.
The modifier + indicates that the 10 3/8% Notes are at the upper end of the broad ratings category. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

BACKLOG
On January 31, 1994 the Company's wholesale operations (which accounted for 60% of sales in Fiscal 1994) had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $88.4 million, compared to approximately $99.9 million on January 31, 1993. Of these amounts, approximately $37.8 million and $43.7 million, respectively, were for footwear and approximately $50.6 million and $56.2 million, respectively, were for men's apparel. The backlog of orders is somewhat seasonal, reaching a peak for footwear in the spring and for tailored clothing in the summer. Tailored clothing and footwear operations maintain in-stock programs for selected anticipated high volume styles, but customer orders for tailored clothing are generally received several months in advance of shipping dates.

The order backlog in dollars on January 31, 1994 for footwear wholesale products, which includes tanned leather, was 14% lower than on January 31, 1993. This decrease is attributable to decreases in the order backlog for the Company's boot and athletic products. The majority of orders for footwear and tanned leather is for delivery within 90 days. Therefore, the footwear wholesale products backlog at any one time is not necessarily indicative of a corresponding change in future sales for an extended period of time.

Tailored clothing backlog in dollars on January 31, 1994, consisting primarily of spring 1994 and fall 1994 orders, was 10% lower than on January 31, 1993. Tailored clothing backlog does not include sales anticipated under the cut, make and trim agreement between GCO Apparel and LaMar. See "Results of Operations - Fiscal 1994 Compared to Fiscal 1993 - Tailored Clothing" above. The Company believes that the decrease in tailored clothing backlog is attributable to (i) general market conditions throughout the tailored clothing industry, (ii) product quality problems in Fiscal 1994 arising out of the Company's efforts to redesign and manufacture certain products to meet retailer demands for lower-cost, branded products, (iii) the Company's decision to reduce sales to off-price retailers and (iv) retailer concerns regarding the pricing of the Chaps by Ralph Lauren line by the new licensee. The Company expects the lower level of demand for its tailored clothing products to continue through Fiscal 1995.

FOREIGN CURRENCY
The Company does not believe that its foreign currency risk is material to its operations. Mitre U.K. is the Company's only material foreign subsidiary. Its assets and liabilities are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average exchange rates prevailing during the period. Unrealized translation adjustments are reported as a separate component of shareholders' equity. Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. Any gains or losses from such transactions offset gains and losses from the underlying hedged transactions.

CHANGES IN ACCOUNTING PRINCIPLES
Statement of Financial Accounting Standards 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" was implemented by the Company in the first quarter of Fiscal 1994. At January 31, 1993, the actuarial present value of the accumulated benefit obligation was approximately $2,273,000. The amount of such obligation at the date of implementation could have been recorded as a loss at the time of adoption of SFAS 106 or charged to earnings ratably over a period of not more than 20 years. The Company elected to charge the entire $2,273,000 at the time of adoption and the loss is reflected on the income statement as a change in accounting principle.

Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" was also implemented in the first quarter by the Company. Implementation of SFAS 109 did not affect the Company's results of operations but resulted in reclassifications in the balance sheet. Because changes in the economic environment have historically affected the Company's results of operations, the Company is limiting the amount of deferred tax assets it recognizes to an amount no greater than the amount of refunds the Company could claim as loss carrybacks. For additional information, see Note 13 to the Consolidated Financial Statements.

INFLATION
The Company does not believe inflation during periods covered in this discussion has had a material impact on sales or operating results.

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
________________________________________________________________________________



                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Accountants' Report                                                       37

Consolidated Balance Sheet, January 31, 1994 and January 31, 1993         38

Consolidated Earnings, each of the three years ended
  January 31, 1994                                                        39

Consolidated Cash Flows, each of the three years ended
  January 31, 1994                                                        40

Consolidated Shareholders' Equity, each of the three years
  ended January 31, 1994                                                  41

Notes to Consolidated Financial Statements                                42

February 22, 1994



To the Board of Directors and
Shareholders of Genesco Inc.


                       Report of Independent Accountants

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 72 present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 15 to the accompanying financial statements, the Company changed its method of accounting for postretirement benefits other than pensions during the year ended January 31, 1994.

/s/ Price Waterhouse
- --------------------

Price Waterhouse
Nashville, Tennessee

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Balance Sheet
                                  January 31
                                  In Thousands



- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                         1994           1993
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                                                      $  3,625       $  4,817
Accounts receivable                                                                                    66,006         71,743
Inventories                                                                                           155,120        151,541
Other current assets                                                                                    5,839          8,384
- ----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  230,590        236,485
- ----------------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                                               42,909         47,154
Goodwill and other intangibles                                                                         18,590         19,156
Other non-current assets                                                                               17,297         15,073
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $309,386       $317,868
============================================================================================================================


- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                         1994           1993
- ----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current payments on capital leases                                                                   $  2,365       $  1,821
Accounts payable and accrued liabilities                                                               68,131         65,789
- ----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              70,496         67,610
- ----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                         90,000         54,000
Capital leases                                                                                         12,888         13,080
Other long-term liabilities                                                                            37,279         28,127
Contingent liabilities                                                                                    -              -

SHAREHOLDERS' EQUITY
   Non-redeemable preferred stock                                                                       8,064          8,305
   Common shareholders' equity:
      Par value of issued shares                                                                       24,793         23,658
      Additional paid-in capital                                                                      121,634        114,706
      Retained earnings (deficit)                                                                     (23,241)        31,283
      Treasury shares, at cost                                                                        (17,857)       (17,857)
      Foreign currency translation adjustments                                                         (4,706)        (5,044)
      Minimum pension liability adjustment                                                             (9,964)           -0-
- ----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                             98,723        155,051
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $309,386       $317,868
============================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  Years Ended January 31
                                  In Thousands


- ----------------------------------------------------------------------------------------------------------------------------
                                                                                          1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $572,860       $539,867       $471,766
Cost of sales                                                                          382,068        336,323        301,125
Selling and administrative expenses                                                    202,326        182,384        165,756
Restructuring charge                                                                    29,379            -0-            -0-
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
    other income and expenses                                                          (40,913)       21,160           4,885
- ----------------------------------------------------------------------------------------------------------------------------
Other expenses (income):
Interest expense                                                                        11,030         5,644           4,647
Other expenses (income), net                                                              (169)        1,813            (332)
- ----------------------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                               10,861         7,457           4,315
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes,
    extraordinary loss and cumulative effect
    of change in accounting principle                                                  (51,774)       13,703             570
Income taxes                                                                                 5         4,010             109
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle                                                               (51,779)        9,693             461
Extraordinary loss from early retirement
    of debt                                                                               (240)         (583)            -0-
Cumulative effect of change in accounting for
    postretirement benefits                                                             (2,273)           -0-            -0-
- ----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                                   $(54,292)      $ 9,110        $   461
============================================================================================================================

Earnings (loss) per common share:
  Before extraordinary loss and
       cumulative effect of change in
       accounting principle                                                           $  (2.16)      $   .40       $    .01
  Extraordinary loss                                                                  $   (.01)      $  (.02)      $    .00
  Postretirement benefits                                                             $   (.09)      $   .00       $    .00
  Net earnings (loss)                                                                 $  (2.26)      $   .38       $    .01
============================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  Years Ended January 31
                                  In Thousands

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1994             1993          1992
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                                        $(54,292)        $  9,110     $     461
Noncash charges (credits) to earnings:
    Depreciation and amortization                                                            10,723            9,719         9,109
    Deferred income tax provision                                                             2,308             (771)         (227)
    Restructuring charge                                                                     29,379              -0-           -0-
    Postretirement benefits                                                                   2,273              -0-           -0-
    Loss on retirement of debt                                                                  240              546           -0-
    Provision for losses on accounts receivable                                               1,595            1,777         1,368
    Other                                                                                     1,608            1,536         1,136
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
    working capital and other changes                                                        (6,166)          21,917        11,847
Effect on cash of changes in working
    capital and other assets and liabilities
    net of effect of business acquisitions:
       Accounts receivable                                                                    4,142          (12,236)        7,410
       Inventories                                                                           (3,955)         (27,166)       11,207
       Other current assets                                                                    (168)            (198)         (129)
       Accounts payable and accrued liabilities                                             (10,694)          13,189        (2,758)
       Other assets and liabilities                                                            (565)            (520)         (754)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operations                                                   (17,406)          (5,014)       26,823
- ------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Capital expenditures                                                                  (7,929)          (9,162)       (6,984)
       Proceeds from disposal of plant and equipment                                            189              175           197
       Business acquisitions                                                                (11,376)         (25,433)          -0-
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (19,116)         (34,420)       (6,787)
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Long-term borrowings                                                                  77,016           23,275           -0-
       Net borrowings (repayments) under
          revolving credit agreement                                                         (7,000)          22,000        (8,000)
       Net change in short-term borrowings                                                       69           (4,240)          -0-
       Payments of long-term debt                                                           (32,000)          (3,600)       (6,581)
       Payments on capital leases                                                            (2,090)          (1,539)         (864)
       Dividends paid                                                                          (232)            (312)         (296)
       Exercise of options and warrants                                                       7,875            2,134           125
       Redemption of Mitre U.K. B shares                                                     (5,000)             -0-           -0-
       Deferred note expense                                                                 (3,109)            (800)          -0-
       Other                                                                                   (199)              91          (557)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                          35,330           37,009       (16,173)
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH                                                                                     (1,192)          (2,425)        3,863
Cash and short-term investments at beginning of year                                          4,817            7,242         3,379
- ------------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                             $  3,625         $  4,817     $   7,242
====================================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands



                                                                                                     FOREIGN     MINIMUM      TOTAL
                                               TOTAL                        RETAINED                CURRENCY     PENSION     SHARE-
                                           PREFERRED    COMMON    PAID-IN   EARNINGS   TREASURY  TRANSLATION   LIABILITY   HOLDERS'
                                               STOCK     STOCK    CAPITAL  (DEFICIT)      STOCK  ADJUSTMENTS  ADJUSTMENT     EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1991                    $ 14,272  $ 23,163   $107,261   $ 22,320   $(17,857)  $     -0-    $    -0-   $149,159
- -----------------------------------------------------------------------------------------------------------------------------------
Exchange and adjustment offers                (5,747)      106      5,641        -0-        -0-         -0-         -0-        -0-
Net earnings                                     -0-       -0-        -0-        461        -0-         -0-         -0-        461
Preferred dividends                              -0-       -0-        -0-       (296)       -0-         -0-         -0-       (296)
Other                                           (195)       64        (29)       -0-        -0-         -0-         -0-       (160)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1992                    $  8,330  $ 23,333   $112,873   $ 22,485   $(17,857)   $    -0-    $    -0-   $149,164
- -----------------------------------------------------------------------------------------------------------------------------------
Exercise of options and warrants                 -0-       323      1,811        -0-        -0-         -0-         -0-      2,134
Translation adjustment                           -0-       -0-        -0-        -0-        -0-      (5,044)        -0-     (5,044)
Net earnings                                     -0-       -0-        -0-      9,110        -0-         -0-         -0-      9,110
Preferred dividends                              -0-       -0-        -0-       (312)       -0-         -0-         -0-       (312)
Other                                            (25)        2         22        -0-        -0-         -0-         -0-         (1)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993                    $  8,305  $ 23,658   $114,706   $ 31,283   $(17,857)   $ (5,044)   $    -0-   $155,051
- -----------------------------------------------------------------------------------------------------------------------------------
Exercise of options and warrants                 -0-     1,132      6,743        -0-        -0-         -0-         -0-      7,875
Translation adjustment                           -0-       -0-        -0-        -0-        -0-         338         -0-        338
Net loss                                         -0-       -0-        -0-    (54,292)       -0-         -0-         -0-    (54,292)
Preferred dividends                              -0-       -0-        -0-       (232)       -0-         -0-         -0-       (232)
Minimum pension liability adjustment             -0-       -0-        -0-        -0-        -0-         -0-      (9,964)    (9,964)
Other                                           (241)        3        185        -0-        -0-         -0-         -0-        (53)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1994                    $  8,064  $ 24,793   $121,634   $(23,241)  $(17,857)   $ (4,706)   $ (9,964)  $ 98,723
===================================================================================================================================

* See Note 12 to the Consolidated Financial Statements for additional information regarding each series of preferred stock.

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

FISCAL YEAR
The Company's fiscal year ends January 31. For purposes of these financial statements, the fiscal year ended January 31, 1994 is referred to as "Fiscal 1994" or "1994". Prior fiscal years are referred to in the same manner.

CASH AND SHORT-TERM INVESTMENTS
There were no short-term investments at January 31, 1994 or January 31, 1993. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

INVENTORIES
Inventories of wholesaling and manufacturing companies are stated at the lower of cost or market, determined principally by the first-in, first-out method. Retail inventories are determined by the retail method.

PLANT, EQUIPMENT AND CAPITAL LEASES
Plant, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense is computed principally by the straight-line method.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles consist primarily of the excess of purchase price over fair value of net assets acquired in acquisitions (see Note 3). Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically assesses the realizability of intangible assets taking into consideration expected undiscounted cash flows and operating strategies.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations are translated at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rates prevailing during the period. Unrealized translation adjustments are reported as a separate component of shareholders' equity.

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts. At January 31, 1994 and 1993, the Company had approximately $7.1 million and $7.6 million, respectively, of such contracts outstanding. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company continually monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

POSTRETIREMENT BENEFITS
Substantially all full-time employees are covered by pension plans.   For its
defined benefit plan, the Company funds at least the minimum amount required by the Employee Retirement Income Security Act. The Company expenses the multiemployer plan contributions required to be funded under collective bargaining agreements.

The Company implemented Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of Fiscal 1994. This statement requires accrual of postretirement benefits such as life insurance and health care over the period the employee provides services to the Company. See Note 15 for additional information.

ENVIRONMENTAL COSTS
Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims for recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

INCOME TAXES
Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes". SFAS 109, which superseded SFAS 96, was adopted in the first quarter of Fiscal 1994. SFAS 109 adoption had no effect on earnings and only resulted in reclassifications of the deferred tax assets in the balance sheet. Deferred income taxes are provided for the timing differences between reported earnings and taxable income. See Note 13 for additional information.


EARNINGS PER COMMON SHARE
Earnings per common share are computed by dividing earnings, adjusted for preferred dividend requirements (1994--$307,000; 1993--$312,000;
1992--296,000), by average common and common equivalent shares outstanding during the period.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURING CHARGE

Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies and made a decision to restructure certain of its operations and reassessed the recoverability of certain assets. As a result, the Company recorded a charge of $29.4 million, for which no tax benefit is currently available. This charge reflects estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision includes $15.8 million in asset write-downs and $13.6 million of future consolidation costs, of which approximately $12 million is expected to be incurred in Fiscal 1995. The restructuring involves the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). Included in the $15.8 million of asset write-downs is $7.7 million relating to goodwill, of which $6.9 million relates to the LaMar acquisition and $800,000 relates to the Toddler U Inc. acquisition. See Note 3 to the Consolidated Financial Statements for information regarding these business acquisitions. The Company expects to fully implement the restructuring plan in Fiscal 1995.

As a result of the loss of licenses in the fourth quarter of Fiscal 1994 under which the Company manufactured and sold certain branded product lines which accounted for a material portion of the Company's tailored clothing sales and the limited rights granted under a new collective bargaining agreement to source products from GCO Apparel, the Company reassessed the valuation of the goodwill related to the LaMar acquisition by GCO Apparel. The Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the LaMar acquisition and accordingly determined to write off the unamortized portion of the goodwill, which amounted to $6.9 million.

During the fourth quarter of Fiscal 1994, the Company also reassessed the valuation of the goodwill related to the acquisition of the assets of Toddler U Inc. in light of a recognition during that quarter that there had been a material erosion of sales to the principal customer of Toddler U Inc. which the Company believed would not be replaced or recovered. In light of the material diminution of these sales which accounted for 36% of the sales of Toddler U Inc. during the twelve months preceding the acquisition, the Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the acquisition of Toddler U Inc. and accordingly determined to write off the unamortized portion of the goodwill which amounted to $800,000.

All remaining tangible assets and liabilities of GCO Apparel and University Brands are valued at the lower of their cost or market. Market value was determined using estimated undiscounted future cash flows. In developing estimates of future cash flows, the Company has utilized historical operating results adjusted for the implementation of a previously announced reduction in the manufacturing capacity of GCO Apparel.

The tangible asset write-downs include $2.2 million for inventory, to reflect discounts taken to facilitate the rapid liquidation of merchandise which was purchased for sale in stores which are being closed, and $5.9 million for fixed asset write-downs, of which $1.9 million relates to retail store closings and $4.0 million relates to plant closings.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 3
BUSINESS ACQUISITIONS

MITRE U.K.
On May 6, 1992, Mitre Sports International Limited ("Mitre U.K."), a newly-formed subsidiary of the Company, acquired substantially all of the Mitre Sports assets and business from an English company which owned the "Mitre" name. Mitre Sports manufactured and distributed soccer and rugby balls and soccer, rugby and cricket footwear and related equipment. Approximately 75% of Mitre Sports' calendar year 1991 sales were in the United Kingdom. Since 1981 the Mitre Sports division of the Company has marketed products in the United States and Canada under the Mitre brand pursuant to a license agreement with Mitre Sports.

The purchase price was $28,236,985, of which $23,236,985 was paid in cash. The remaining $5,000,000 was paid in the form of 1,500,000 class B ordinary shares of Mitre U.K. (the "B Shares"). In addition, the Company paid acquisition expenses of approximately $2.7 million. The acquisition was financed primarily through a $20,000,000 term loan and revolving credit borrowings. The Company exercised its right to purchase the B Shares and on May 18, 1993 paid to the seller the $5,000,000 option price plus interest at LIBOR.

Operating results of Mitre U.K. are included in the Company's financial statements from May 6, 1992. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of Fiscal 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of Fiscal 1992 or of results which may occur in the future.


- --------------------------------------------------------------------------------------------------------------------------------
                                                                  ACTUAL          PRO FORMA            ACTUAL         PRO FORMA
IN THOUSANDS                                                 FISCAL YEAR        FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
(EXCEPT PER SHARE AMOUNTS)                                          1993               1993              1992              1992
- --------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $539,867           $545,149          $471,766          $497,994
Net earnings (loss)                                                9,110              8,510               461              (615)
Net earnings (loss) per common share                                 .38                .35               .01              (.04)

TODDLER U INC.
On December 29, 1992 the Company acquired substantially all of the assets of Toddler U Inc. ("Toddler") and assumed substantially all of its liabilities (of which approximately $5.1 million were paid at closing). The Company agreed to make deferred cash purchase price payments over a three-year period equal to Toddler's audited net worth (approximately $1.4 million) and contingent payments based on future operations. Toddler sells children's footwear.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 3
BUSINESS ACQUISITIONS, CONTINUED

LAMAR MANUFACTURING COMPANY
On August 12, 1993, GCO Apparel Corporation, a newly formed subsidiary of the Company, acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar Manufacturing Company, a manufacturer of moderately priced tailored clothing. The purchase price was approximately $11.8 million. The purchase price included $10.9 million of cash and $900,000 of deferred payments that will be completed by August 1995. In addition, the Company paid acquisition expenses of approximately $500,000. The acquisition was financed through revolving credit borrowings.


NOTE 4
ACCOUNTS RECEIVABLE
- --------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                     1994                      1993
- --------------------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                                    $ 67,174                  $ 72,529
Miscellaneous receivables                                                                       3,406                     2,973
- --------------------------------------------------------------------------------------------------------------------------------
Total receivables                                                                              70,580                    75,502
Allowance for bad debts                                                                        (2,065)                   (2,457)
Other allowances                                                                               (2,509)                   (1,302)
- --------------------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                                      $ 66,006                  $ 71,743
================================================================================================================================

On January 31, 1994, approximately 4% of the Company's trade receivables are from retailers who have been acquired in leveraged buy-out transactions. The Company closely monitors these receivables.


NOTE 5
INVENTORIES
- --------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                     1994                      1993
- --------------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                                $ 21,305                  $ 21,762
Work in process                                                                                15,786                    13,895
Finished goods                                                                                 71,981                    63,183
Retail merchandise                                                                             46,048                    52,701
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                                            $155,120                  $151,541
================================================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
- ------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                      1994                  1993
- ------------------------------------------------------------------------------------------------------------------------------
Plant and equipment:
  Land                                                                                        $    485              $    271
  Buildings and building equipment                                                               5,830                 3,608
  Machinery, furniture and fixtures                                                             45,105                40,599
  Construction in progress                                                                       1,550                 2,801
  Improvements to leased property                                                               43,474                44,981
Capital leases:
  Land                                                                                             592                   592
  Buildings                                                                                     11,203                11,203
  Machinery, furniture and fixtures                                                             10,324                 7,952
- ------------------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                                   118,563               112,007
Accumulated depreciation and amortization:
  Plant and equipment                                                                          (64,642)              (56,649)
  Capital leases                                                                               (11,012)               (8,204)
- ------------------------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                                       $ 42,909              $ 47,154
==============================================================================================================================


NOTE 7
OTHER ASSETS
- ------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                      1994                  1993
- ------------------------------------------------------------------------------------------------------------------------------
Other current assets:
  Prepaid expenses                                                                            $  5,092              $  5,043
  Deferred taxes                                                                                   747                 3,341
- ------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER CURRENT ASSETS                                                                    $  5,839              $  8,384
==============================================================================================================================
Other non-current assets:
  Pension plan asset                                                                          $ 11,363              $ 11,974
  Investments and long-term receivables                                                          2,123                 1,985
  Deferred taxes                                                                                   657                   371
  Deferred note expense                                                                          3,154                   743
- ------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER NON-CURRENT ASSETS                                                                $ 17,297              $ 15,073
==============================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 8
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- --------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                                1994           1993
- --------------------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                                                   $23,332        $33,239
Accrued liabilities:
    Employee compensation                                                                                 11,560         11,288
    Insurance                                                                                              6,094          5,113
    Interest                                                                                               4,091            705
    Taxes other than income taxes                                                                          3,028          2,849
    Other                                                                                                 20,026         12,595
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                           $68,131        $65,789
================================================================================================================================

At January 31, 1994 and 1993, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $6,093,000 and $9,429,000, respectively. These amounts are included in trade accounts payable.

NOTE 9
CREDIT FACILITIES

The Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately U.S. $7,538,000 at January 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4,300,000 pounds sterling by the Company, permits borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. This facility expires on September 14, 1994.

On April 8, 1993 the Company entered into a letter of credit agreement, which was amended January 31, 1994, with a foreign bank under which up to $10,000,000 in letters of credit are available for issuance to the Company's suppliers in connection with the importation of foreign goods. The agreement provides for the issuance through April 6, 1994 of letters of credit payable for periods not exceeding 180 days. At January 31, 1994, there was $8,386,000 of credit available under the letter of credit agreement. The financial covenants contained in the letter of credit agreement are substantially identical to those contained in the Company's revolving credit agreement. See Note 10 for the revolving credit agreement covenants.

On August 2, 1993 the Company entered into a credit facility with a United States bank under which it may borrow up to $2,000,000. This facility expires on June 30, 1994.

On September 29, 1993 the Company entered into a credit facility with a foreign bank under which it may borrow up to $15,000,000 at the bank's discretion.
This facility, which is payable on demand, expires on August 31, 1994.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 10
LONG-TERM DEBT
- ----------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                         1994                   1993
- ----------------------------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreement
   (weighted average interest rate:
          1994-5.56%; 1993-6.00%)                                                                 $15,000                $22,000
10 3/8% senior notes due February 2003                                                             75,000                    -0-
Refinanced long-term debt                                                                             -0-                 32,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                               90,000                 54,000
Current portion                                                                                       -0-                    -0-
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-CURRENT PORTION OF LONG-TERM DEBT                                                       $90,000                $54,000
==================================================================================================================================


REVOLVING CREDIT AGREEMENTS:
On August 2, 1993 the Company entered into a revolving credit agreement, with a group of seven banks providing for loans or letters of credit of up to $100 million. The agreement expires August 2, 1996. This agreement replaced the $45 million revolving credit agreement and Genesco's $25 million letter of credit agreement in effect at July 31, 1993. The repayment of the revolving credit borrowings under the $45 million credit agreement resulted in an extraordinary loss recognized in the second quarter of Fiscal 1994 of $240,000. Loan borrowings for Fiscal 1994 under the revolving credit agreements averaged $18,211,000 at a rate of 5.21% with a maximum month end borrowing of $40,000,000. Outstanding letters of credit at January 31, 1994 were $14,890,000.

As a result of operating losses and the restructuring charge in the fourth quarter of Fiscal 1994, the revolving credit agreement was amended January 31, 1994 to adjust certain financial covenants.

Under the amended $100 million revolving credit agreement, the Company may borrow at the prime rate, certificate of deposit rate plus 2.30%, or LIBOR plus 2.25% or may borrow up to $25 million through a competitive bid process. Commitment fees are 0.3% per annum on the daily unused portion.

The amended credit agreement requires the Company to maintain (i) a ratio of Consolidated Current Assets to Consolidated Current Liabilities of not less than 2.5 to 1.0 at the end of any quarter; (ii) a Consolidated Tangible Net Worth at the end of the 1st, 2nd, 3rd, and 4th quarter of not less than $73,000,000, $73,000,000, $80,000,000 and $89,000,000, respectively for Fiscal
1995, and not less than $89,000,000 for each quarter of Fiscal 1996 increasing each fiscal year thereafter, on a cumulative basis, by an amount equal to 50% of positive Consolidated Net Income for the preceding fiscal year, without reduction for cumulative net losses; (iii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.0 with respect to the fiscal year ending January 31, 1995, or less than 1.25 with respect to any fiscal year thereafter, unless during the fourth fiscal quarter the Company reduces the principal amount of loans outstanding under the agreement to not more than $10,000,000 for at least 30 consecutive days and (iv) the ratio of Consolidated Senior Funded Indebtedness to Total Capital of not more than 0.60 to 1.0 during the first three quarters of each fiscal year and 0.55 to 1.0 at the end of each fiscal year except at April 30, 1994 and at July 31, 1994 the ratio of not more than
0.63 to 1.0 is permitted. Annual Capital Expenditures may not exceed $20,000,000, subject to certain exceptions. The Company was not in default under the amended revolving credit agreement at January 31, 1994. See Note 12 for information regarding the revolving credit agreement restrictions on Dividends and Redemptions of Capital Stock.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 10
LONG-TERM DEBT, CONTINUED

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75,000,000 of 10 3/8% senior notes due February 1, 2003. The Company used $54 million of the proceeds to repay all of its outstanding long-term debt resulting in an extraordinary loss recognized in the fourth quarter of Fiscal 1993 of $583,000 (net of income tax benefit of $37,000). The balance of the proceeds was used to purchase shares of Mitre U.K. (see Note 3) and for general corporate purposes.

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on January 31, 1994, is $73,594,000.

The indenture under which the notes were issued limits the incurrence of indebtedness, the making of restricted payments, the restricting of subsidiary dividends, transactions with affiliates, liens, sales of assets and transactions involving mergers, sales or consolidations.

NOTE 11
COMMITMENTS UNDER LONG-TERM LEASES

CAPITAL LEASES
Future minimum lease payments under capital leases at January 31, 1994, together with the present value of the minimum lease payments are:

- -------------------------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                                       IN THOUSANDS
- -------------------------------------------------------------------------------------------------------------------------------
1995                                                                                                                    $ 4,006
1996                                                                                                                      3,953
1997                                                                                                                      3,318
1998                                                                                                                      2,562
1999                                                                                                                      2,019
Later years                                                                                                               7,389
- -------------------------------------------------------------------------------------------------------------------------------
Total minimum payments                                                                                                   23,247
Interest discount amount                                                                                                 (7,994)
- -------------------------------------------------------------------------------------------------------------------------------
Total present value of minimum payments                                                                                  15,253
Current portion                                                                                                          (2,365)
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-CURRENT PORTION                                                                                               $12,888
================================================================================================================================


OPERATING LEASES
Rental expense under operating leases was:

- --------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                              1994             1993             1992
- --------------------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                                        $20,547          $20,327          $19,637
Contingent rentals                                                                       7,798            7,676            7,659
Sublease rentals                                                                          (480)            (514)            (106)
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                                                                   $27,865          $27,489          $27,190
================================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 11
COMMITMENTS UNDER LONG-TERM LEASES, CONTINUED

Minimum rental commitments payable in future years are:

                                                                                                                     FISCAL YEARS
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     IN THOUSANDS
- ---------------------------------------------------------------------------------------------------------------------------------
1995                                                                                                                      $18,866
1996                                                                                                                       17,067
1997                                                                                                                       13,687
1998                                                                                                                       10,789
1999                                                                                                                        8,202
Later years                                                                                                                14,059
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                                                                          $82,670
=================================================================================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 11% of the Company's leases contain renewal options.


NOTE 12
SHAREHOLDERS' EQUITY
NON-REDEEMABLE PREFERRED STOCK

                                                                  NUMBER OF SHARES      AMOUNTS IN THOUSANDS
                                                          ------------------------  ------------------------
                                                                       JANUARY 31,               JANUARY 31,         COMMON
                                                  SHARES  ------------------------  ------------------------    CONVERTIBLE  NO. OF
CLASS                                         AUTHORIZED     1994    1993    1992     1994    1993     1992           RATIO   VOTES
- ------------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
  $2.30 Series 1                                  64,368   37,283  37,283  37,283   $1,491  $1,491   $1,491        .83          1
  $4.75 Series 3                                  40,449   19,632  19,632  19,632    1,963   1,963    1,963       2.11          2
  $4.75 Series 4                                  53,764   16,412  16,412  16,412    1,641   1,641    1,641       1.52          1
  Series 6                                       400,000      -0-     -0-     -0-      -0-     -0-      -0-                     1
$1.50 Subordinated Cumulative Preferred        5,000,000   29,917  29,617  29,542      898     889      887
Other Preferred Stock                                         -0-     600     600      -0-      60       60
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          103,244 103,544 103,469    5,993   6,044    6,042
Employees' Subordinated
  Convertible Preferred                        5,000,000   84,791  93,648  97,602    2,544   2,810    2,928       1.00*
- ------------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                        8,537   8,854    8,970
Employees' Preferred Stock Purchase Accounts                                          (473)   (549)    (640)
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                                $8,064  $8,305   $8,330
====================================================================================================================================

 *  Also convertible into one share of $1.50 Subordinated
    Cumulative Preferred Stock.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

PREFERRED STOCK TRANSACTIONS

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                      EMPLOYEES'
                                                                                  NON-REDEEMABLE       PREFERRED
                                                                 NON-REDEEMABLE       EMPLOYEES'           STOCK         TOTAL
                                                                      PREFERRED        PREFERRED        PURCHASE     PREFERRED
                                                                          STOCK            STOCK        ACCOUNTS         STOCK
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1991                                              $  5,217        $  24,293       $ (15,238)    $  14,272
Exchange and adjustment offers                                              816          (21,080)         14,517        (5,747)
Conversion of employees' preferred into common                                9             (285)            -0-          (276)
Other                                                                       -0-              -0-              81            81
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1992                                                 6,042            2,928            (640)        8,330
- -------------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into common                              -0-              (56)            -0-           (56)
Other                                                                         2              (62)             91            31
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1993                                                 6,044            2,810            (549)        8,305
- -------------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred                       9               (9)            -0-           -0-
Conversion of employees' preferred into common                              -0-             (199)            -0-          (199)
Other                                                                       (60)             (58)             76           (42)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1994                                               $  5,993        $   2,544        $   (473)    $   8,064
===============================================================================================================================


SUBORDINATED SERIAL PREFERRED STOCK (CUMULATIVE):
Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share; liquidation value for Series 1--$40 per share plus accumulated dividends and for Series 3 and 4--$100 per share plus accumulated dividends.

The Company's shareholders' rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 10% or more of the Company's outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in August 2000, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company's common stock is acquired.

$1.50 SUBORDINATED CUMULATIVE PREFERRED STOCK:
Stated and liquidation values and redemption price-$30 per share.

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

COMMON STOCK:
Common stock-$1 par value. Authorized 40,000,000 shares; issued: January 31, 1994--24,792,641 shares; January 31, 1993--23,657,879 shares. There were
488,464 shares held in treasury at January 31, 1994 and 1993. Each outstanding share is entitled to one vote. At January 31, 1994, common shares were reserved as follows: 182,055 shares for conversion of preferred stock; 22,000 shares for the Key Executives Stock Option Plan; 1,562,600 shares for the 1987 Stock Option Plan; 300,000 shares for executive bonus; 46,427 shares for the Restricted Stock Plan for Directors; and 932,059 shares for the Genesco Stock Savings Plan.

RESTRICTIONS ON DIVIDENDS AND REDEMPTIONS OF CAPITAL STOCK:
The Company's charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

The revolving credit agreement (see Note 10) limits restricted payments with respect to the Company's capital stock (i.e., dividends and redemptions), with certain exceptions, to $5,000,000 plus 50% of Consolidated Net Income or 100% of consolidated net losses, after July 31, 1993, plus 35% of the cumulative net cash proceeds from the issuance of new equity securities. The principal exceptions to the restricted payments covenant are (i) redemptions, purchases or acquisitions of Shareholder Rights distributed to holders of the Company's common stock pursuant to a shareholders' rights plan, provided that such payments not exceed $0.05 per Shareholder Right or $2,000,000 in the aggregate,
(ii) dividends payable solely in capital stock of the Company and (iii) dividends payable solely through the application of the proceeds of a substantially concurrent sale of shares of the Company's capital stock. At January 31, 1994, the Company was in a deficit position of $46,495,000 in its ability to pay dividends.

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of consolidated net income (as defined) after April 30, 1993 and (ii) the aggregate net proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At January 31, 1994, the Company was in a deficit position of $38,593,000 in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter in the amount of $21,438 for Series 1, $23,313 for Series 3, $19,489 for Series 4, and $11,219 for $1.50 Subordinated Cumulative Preferred Stock.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
- ----------------------------------------------------------------------------------------------------------
                                                                                     NON-
                                                              REDEEMABLE       REDEEMABLE       EMPLOYEES'
                                                 COMMON        PREFERRED        PREFERRED        PREFERRED
                                                  STOCK            STOCK            STOCK            STOCK
- ----------------------------------------------------------------------------------------------------------
Issued at January 31, 1991                   23,163,110            3,050           75,972          809,764
Conversions of employees' preferred             136,647              -0-              -0-         (136,647)
Restricted stock plan-directors                  27,684              -0-              -0-              -0-
Employees' preferred exchange offer                 -0-              -0-           27,497         (575,515)
Common stock exchange offer                     (20,493)             -0-              -0-              -0-
Options exercised                                26,725              -0-              -0-              -0-
Redemptions                                        (100)            (998)             -0-              -0-
- ----------------------------------------------------------------------------------------------------------
Issued at January 31, 1992                   23,333,573            2,052          103,469           97,602
- ----------------------------------------------------------------------------------------------------------
Redemptions                                         -0-           (1,000)             -0-              -0-
Exercise of options and warrants                323,163              -0-              -0-              -0-
Other                                             1,143              -0-               75           (3,954)
- ----------------------------------------------------------------------------------------------------------
Issued at January 31, 1993                   23,657,879            1,052          103,544           93,648
- ----------------------------------------------------------------------------------------------------------
Exercise of options and warrants              1,101,082              -0-              -0-              -0-
Redemptions                                         -0-           (1,052)            (600)             -0-
Other                                            33,680              -0-              300           (8,857)
- ----------------------------------------------------------------------------------------------------------
Issued at January 31, 1994                   24,792,641              -0-          103,244           84,791
Less treasury shares                            488,464              -0-              -0-              -0-
- ----------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 31, 1994              24,304,177              -0-          103,244           84,791
==========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES

The Company adopted SFAS No. 109, "Accounting For Income Taxes", effective February 1, 1993. The adoption of SFAS No. 109 had no effect on net earnings for Fiscal 1994. SFAS No. 109 permits the recognition of a deferred tax asset if it is more likely than not that the future tax benefit will be realized. The Company did not recognize a deferred tax asset except to the extent future years' deductible items would offset future years' taxable items or would, as loss carrybacks, generate a refund in the current and two previous years. Previously, under SFAS No. 96, the Company treated future years net tax deductible items as if they were net operating losses for the years in which they were expected to occur. The Company reported a tax benefit for these losses to the extent the losses would generate a tax refund in the current and two previous years.

Income tax expense (benefit) is comprised of the following:

- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                          1994               1993           1992
- ----------------------------------------------------------------------------------------------------------------------------
Current
  U.S. federal                                                                     $(2,340)           $ 3,220        $   285
  Foreign                                                                              438                608             36
  State                                                                               (377)               872             15
Deferred
  U.S. federal                                                                       2,070               (664)          (227)
  Foreign                                                                              (24)                81            -0-
  State                                                                                238               (107)           -0-
- ----------------------------------------------------------------------------------------------------------------------------
Income tax before extraordinary benefits                                                 5              4,010            109
Income tax benefits from loss
  on the early retirement of debt:
    U.S. federal                                                                       -0-                (11)           -0-
    State                                                                              -0-                (26)           -0-
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                                           $     5            $ 3,973        $   109
============================================================================================================================

The current U.S. federal tax credit provision for Fiscal 1994 represents current taxes receivable arising from the carryback of the current year's loss to the three previous years and refunds received during the year of $216,000 related to taxes paid for Fiscal 1990. The Fiscal 1993 and 1992 federal tax provision consists of a regular tax of $3,234,000 and an alternative minimum tax of $350,000, respectively, less tax refunds received related to prior years. The Fiscal 1993 current provision reflects the utilization of minimum tax credits of $1,466,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES, CONTINUED

Deferred tax liabilities (assets) were comprised of the following:

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                          JANUARY 31,            FEBRUARY 1,
                                                                                                 1994                   1993
- ----------------------------------------------------------------------------------------------------------------------------
Pensions                                                                                     $  1,132               $  2,070
Other                                                                                             672                    418
- ----------------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                                  1,804                  2,488
- ----------------------------------------------------------------------------------------------------------------------------
Restructuring provisions                                                                      (11,756)                (4,164)
Expense accruals                                                                               (7,723)                (5,773)
Depreciation                                                                                   (2,259)                (2,316)
Allowances for bad debts and notes                                                             (2,913)                (2,592)
Inventory valuation                                                                            (4,924)                (1,722)
Uniform capitalization costs                                                                   (3,087)                (2,608)
Goodwill amortization and writeoff                                                             (3,341)                  (360)
Leases                                                                                         (2,017)                (1,890)
Debt issue costs                                                                                 (172)                  (797)
Other                                                                                          (1,576)                  (101)
- ----------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                     (39,768)               (22,323)
- ----------------------------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                                         36,560                 16,123
- -----------------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                                      $ (1,404)              $ (3,712)
============================================================================================================================

Deferred tax assets for Fiscal 1993, which were recorded by applying provisions of SFAS No. 96, were $3,712,000. The decrease in net deferred tax assets to $1,404,000 at January 31, 1994 results primarily from the carryback of Fiscal 1994 losses to the three prior years. The tax refunds generated by the loss carryback are classified as current tax receivables.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES, CONTINUED

The Company has net tax deductible temporary differences of $88,302,000 available to reduce future years' pretax accounting income. These temporary differences include transactions relating to restructuring provisions ($27,527,000), expense accruals ($17,998,000), book depreciation in excess of tax depreciation ($4,897,000), allowances for bad debts and notes ($6,869,000), inventories ($11,619,000), goodwill ($7,576,000) and other items ($11,816,000).

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                               1994           1992          1993
- ----------------------------------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                                                           34.00%         34.00%         34.00%
State income taxes, net of U.S.
   federal income tax benefit                                                                   -0-           4.30           1.58
Effect of foreign operations                                                                    -0-           2.34          41.40
Operating losses with no current tax benefit                                                 (33.27)           -0-            -0-
Differences between earnings statement
   and tax return:
     Depreciation and amortization                                                             (.56)          1.32          33.50
     Valuation reserves                                                                         -0-           (.33)         65.86
     Accrued expenses                                                                           -0-           4.56        (185.08)
     Capitalized leases                                                                         -0-            .86          20.28
Tax credits                                                                                     -0-         (11.11)         (9.65)
Alternative minimum tax                                                                         -0-            -0-          58.25
Foreign taxes paid with no U.S. tax benefit                                                     -0-            -0-           0.53
Deferred tax expense (benefit)                                                                  -0-          (5.04)        (39.82)
Other                                                                                          (.18)         (1.64)         (1.73)
- ----------------------------------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                                                             (.01%)        29.26%         19.12%
==================================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 14
RETIREMENT PLAN

The Company sponsors a non-contributory, defined benefit pension plan which provides benefits based on years of service, highest consecutive ten-year average annual earnings and social security contributions and benefit bases.

PENSION EXPENSE
- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                            1994             1993           1992
- ----------------------------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                                      $ 1,808          $ 1,624        $ 1,841
Interest on projected benefit obligation                                               6,141            5,660          5,542
Actual return on plan assets                                                          (5,341)          (2,618)        (5,003)
Deferral of current period asset gains (losses)                                          451           (1,902)           900
Amortization of prior service cost                                                       463              463            463
Amortization of net loss                                                                 345               76            -0-
Amortization of transition obligation                                                    983              983            983
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                                                                $ 4,850          $ 4,286        $ 4,726
============================================================================================================================

ACTUARIAL ASSUMPTIONS
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                    1994               1993
- ----------------------------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                                      7.00%              8.25%
Salary progression rate                                                                             5.00%              5.00%
Expected long-term rate of return on plan assets                                                    9.50%              9.50%

The weighted average discount rate decreased from 8.25% to 7.00% at January 31, 1994. The reduction of this rate increased the accumulated benefit obligation by $9,617,000 and increased the projected benefit obligation by $13,382,000.
At January 31, 1993, the weighted average discount rate decreased from 8.50% to 8.25%. The reduction of this rate increased the accumulated benefit obligation by $1,593,000 and increased the projected benefit obligation by $2,193,000.

FUNDED STATUS
- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                             1994           1993
- ----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                                                          $75,622        $60,958
   Non-vested benefit obligation                                                                        1,333          1,143
- ----------------------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                                                     $76,955        $62,101
============================================================================================================================
Projected benefit obligation
   for services rendered to date                                                                      $93,868        $74,409
Plan assets at fair value, primarily
   cash equivalents, common stock, notes and
   real estate                                                                                         55,581         50,945
- ----------------------------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS                                                                                        $38,287        $23,464
============================================================================================================================

Plan assets for 1994 and 1993 include Company related assets of $1,844,000 and $1,782,000, respectively, which consist of properties leased to the Company.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 14
RETIREMENT PLAN, CONTINUED

BALANCE SHEET EFFECT
SFAS 87 requires the Company to recognize a pension liability ($21,374,000 for 1994 and $11,156,000 for 1993) equal to the amount by which the actuarial present value of the accumulated benefit obligation ($76,955,000 for 1994 and $62,101,000 for 1993) exceeds the fair value of the retirement plan's assets ($55,581,000 for 1994 and $50,945,000 for 1993). A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and unamortized transition obligation, with the excess charged directly to shareholders' equity. In 1994, this resulted in the recording of an intangible asset of $11,363,000 and a reduction in shareholders' equity of $9,964,000. In 1993, an intangible asset was recorded equal to the amount of the pension liability ($11,974,000) as the total unamortized prior service cost and unamortized transition obligation ($12,809,000) was not exceeded.

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:

- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                          1994              1993
- ----------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                                             $(38,287)         $(23,464)
Unamortized transition obligation                                                                    7,863             8,846
Unrecognized net actuarial losses                                                                   26,877            11,473
Unrecognized prior service cost                                                                      3,500             3,963
- ----------------------------------------------------------------------------------------------------------------------------
Net effect on the Company's balance sheet                                                              (47)             818
Amount reflected as an intangible asset*                                                           (11,363)         (11,974)
Amount reflected as minimum pension liability
     adjustment**                                                                                   (9,964)             -0-
- ----------------------------------------------------------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                                                          $(21,374)        $(11,156)
============================================================================================================================

  *   Included in other non-current assets in the balance sheet.
 **   Included as a charge to shareholders' equity in the balance sheet.
***   Included in other long-term liabilities in the balance sheet.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 15
OTHER BENEFIT PLANS

The Company contributes to a multiemployer pension plan applicable to all hourly-paid employees of its tailored clothing division covered by collective bargaining agreements. Although the accumulated benefits are substantially in excess of the plan assets available for such benefits, actuarial calculations have not been made to determine the Company's portion of such excess. Pension costs and amounts contributed to the plan during Fiscal 1994, 1993 and 1992 were $2,232,000, $2,298,000, and $2,496,000, respectively.

The Company provides health care benefits for early retirees and life insurance benefits for certain retirees not covered by collective bargaining agreements. Under the health care plan, early retirees are eligible for limited benefits until age 65. Employees who meet certain requirements are eligible for life insurance benefits upon retirement.

The Company implemented SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1994. In the past the Company expensed such costs as incurred. The adoption of SFAS 106, which requires the accrual of such benefits during the period in which the employee renders service, resulted in a net charge to income of $2,273,000 for the cumulative effect of the change in accounting principle for periods prior to 1994, which were not restated. The $2,273,000 represents the actuarial present value of the accumulated benefit obligation (the "ABO") at February 1, 1993. The ABO is lower than previously estimated as a result of a change in the method of funding the life insurance plan. The Company elected to charge the full $2,273,000 ABO in the first quarter of Fiscal 1994.

Postretirement benefit expense was $245,000, $1,307,000, and $1,617,000 for Fiscal 1994, 1993 and 1992, respectively. The components of expense in 1994 were as follows:

- ----------------------------------------------------------------------------------------------------------------------------
In Thousands                                                                                                            1994
- ----------------------------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                                                                         $ 63
Interest cost on accumulated postretirement benefits obligation                                                          182
- ----------------------------------------------------------------------------------------------------------------------------
NET PERIODIC POSTRETIREMENT BENEFIT COST                                                                                $245
============================================================================================================================

The funded status of the plan and amounts recognized in the financial statements at January 31, 1994 were as follows:

- ----------------------------------------------------------------------------------------------------------------------------
In Thousands                                                                                                            1994
- ----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change on February 1, 1993                                                            $2,273
Net periodic postretirement benefit cost                                                                                 245
Cash expenditures for benefits during 1994                                                                              (260)
Additional liability from change in weighted average discount rate                                                       189
- ----------------------------------------------------------------------------------------------------------------------------
Postretirement benefit liability                                                                                       2,447
Unrecognized net loss                                                                                                   (189)
- ----------------------------------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED IN FINANCIAL STATEMENTS                                                   $2,258
============================================================================================================================

The weighted average discount rate used to determine the ABO decreased from 8%, at the date of adoption, to 7% at January 31, 1994. The unrecognized net loss generated from the decrease in the rate increased the accumulated postretirement benefit obligation by $189,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 16
SUPPLEMENTAL CASH FLOW INFORMATION
- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                             1994           1993            1992
- ----------------------------------------------------------------------------------------------------------------------------
Net cash paid (received) for:
   Interest                                                                           $ 6,865        $ 4,695         $ 3,997
   Income taxes                                                                          (273)         4,089             720
Noncash investing and financing activities:
  Fixed assets acquired under capital leases                                          $   428        $   970         $ 2,357
  Business acquisitions:
       Fair value of assets acquired                                                   13,119         39,306             -0-
       Liabilities assumed                                                              1,743         13,287             -0-
- ----------------------------------------------------------------------------------------------------------------------------
       Cash paid                                                                       11,376         26,019             -0-
       Less cash acquired                                                                 -0-            586             -0-
- ----------------------------------------------------------------------------------------------------------------------------
       NET CASH PAID FOR ACQUISITION                                                  $11,376        $25,433         $   -0-
============================================================================================================================
       Issuance of shares to Mitre Sports                                             $   -0-        $ 5,000         $   -0-
       Obligation from purchase of net assets
         of Toddler U Inc.                                                                -0-          1,291             -0-


NOTE 17
EMPLOYEE STOCK PLANS

STOCK OPTION PLANS
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                   1994                 1993
- ----------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of period                                                    1,723,564            1,464,579
Options granted - 1987 Stock Option Plan                                                        266,500              522,050
Options granted - Genesco Stock Savings Plan                                                     40,093               50,156
Options exercised - 1987 Stock Option Plan                                                     (466,275)            (112,150)
Options exercised - Key Executives Stock Option Plan                                            (44,000)             (39,500)
Options exercised - Genesco Stock Savings Plan                                                  (32,360)             (37,823)
Options expired - Key Executives Stock Option Plan                                              (18,000)              (6,000)
Options cancelled - Genesco Stock Savings Plan                                                  (13,164)             (47,723)
Options cancelled - 1987 Stock Option Plan                                                      (93,300)             (70,025)
- ----------------------------------------------------------------------------------------------------------------------------
Total options outstanding at end of period                                                    1,363,058            1,723,564
Shares reserved for future options                                                            1,153,601            1,351,488
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL SHARES RESERVED                                                                         2,516,659            3,075,052
============================================================================================================================

At January 31, 1994, options to purchase 22,000 shares of common stock were outstanding under the Key Executives Stock Option Plan at a weighted average exercise price of $6.50 per share. These options, held by 8 individuals, expire on October 9, 1994. All such options are currently exercisable.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 17
EMPLOYEE STOCK PLANS, CONTINUED

Under the 1987 Stock Option Plan, options to purchase 1,262,075 shares were outstanding at a weighted average exercise price of $6.34 per share. These options, held by 81 individuals, expire between August 17, 1997, and December 8, 2003. Options to purchase 510,356 shares are currently exercisable.

Under the Genesco Stock Savings Plan, options to purchase 78,983 shares were outstanding at a weighted average exercise price of $8.09 per share. Unless withdrawn by the participants, these options may be exercised on September 30, 1994 and September 30, 1995. There are approximately 225 employees participating in the plan.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $481,000 and $557,000 at January 31, 1994 and 1993, respectively, and were secured at January 31, 1994, by 22,962 employees' preferred shares and 340 common shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

NOTE 18
LEGAL PROCEEDINGS

The Company is subject to several administrative orders issued by the Tennessee Department of Environment and Conservation directing the Company to implement plans designed to remedy possible ground water contamination and to manage source area material which was generated by a divested operating division and which was deposited on a site in a rural area near Nashville, Tennessee. Substantially all source material and ground water remedial actions have been implemented. The Company believes that it has fully provided for the costs to be incurred with respect to these remedial actions.

In addition to the administrative proceedings described above, the Company was named as a defendant in nine civil actions originally filed on behalf of 29 individuals who reside or own property in the vicinity of the site described above. The plaintiffs alleged that the Company is liable for creating a nuisance and a hazardous condition and for negligence based upon the alleged violation of several state and federal environmental statutes. The plaintiffs sought recovery for personal injuries and property damages totalling $17.6 million, punitive damages totalling $19.5 million and certain costs and expenses, including attorneys' fees. The Company has concluded settlement agreements with 20 individual plaintiffs, providing for payments by the Company aggregating approximately $550,000 and the purchase of a residence at an appraised value of approximately $170,000. The claims dismissed pursuant to the settlement agreements involve approximately $9.1 million in alleged compensatory damages and $13.1 million in punitive damages. In light of the settlements already reached, management believes that resolution of the remaining actions will not have a material adverse effect on either the Company's results of future operations or on its financial condition.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 18
LEGAL PROCEEDINGS, CONTINUED

The Company is also a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants; and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints in both cases allege the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

The environmental authorities have issued decisions selecting plans of remediation with respect to the Johnstown and Gloversville sites which have estimated costs of $16.5 million and $28.3 million, respectively.

The Company has filed answers to the complaints in both the Johnstown and Gloversville cases denying liability and asserting numerous defenses. The Company has established a provision in the amount of $1,000,000 to cover its estimated share of future remediation costs, including a $500,000 charge in the third quarter ended October 31, 1993. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of such costs, the availability of State funding to pay a portion of such costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of any additional liability the Company may incur with respect to either of the Johnstown or Gloversville actions.

The Company has entered into a stipulation of settlement with the United States Department of Justice and the United States Environmental Protection Agency ("EPA") dismissing a civil action against the Company for alleged violations of the federal Clean Water Act and the pre-treatment standards for leather tanning and finishing adopted thereunder in connection with wastewater discharges from a facility of the Company into the Muskegon County Wastewater Management System sewage treatment system at Whitehall, Michigan. The stipulation of settlement was approved by the court on December 16, 1993 and the Company has paid a civil penalty of $550,000 to resolve all claims asserted in the complaint.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 18
LEGAL PROCEEDINGS, CONTINUED

On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers, in the United States District Court for the Southern District of New York (the "U.S. District Court Action"). The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. The Company and the individual defendants intend to vigorously defend the U.S. District Court Action. The Company is unable to predict if the U.S. District Court Action will have a material adverse effect on the Company's results of operations or financial condition.

The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee (the "Chancery Court Action"). The Chancery Court Action was commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares. The Chancery Court determined that the fair values of a share of series 2 was $131.32 and of a share of the series 3 was $193.11 (which amounts are in excess of the mandatory redemption and liquidation values of a share of series 2 subordinated serial preferred stock and of the optional redemption and liquidation values of a share of series 3 subordinated serial preferred stock), compared with $91 a share for the series 2 and $46 a share for the series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Notes to Consolidated Financial Statements


NOTE 18
LEGAL PROCEEDINGS, CONTINUED

On May 13, 1993 the landlord of a building in New York City in which the Company was the sole tenant filed a civil action in the Supreme Court of the State of New York claiming that the Company breached the lease for the premises and negligently allowed the premises to deteriorate. The complaint seeks compensatory damages of $2.5 million and punitive damages of $5 million. On June 8, 1993 the Company removed the action to the United States District Court for the Southern District of New York.

At various times in 1990 and 1991 (i) the Canadian Department of National Revenue, Taxation (the "Department"), the Alberta Corporate Tax Administration and the Ontario Ministry of Revenue made tax reassessments relating to the deductibility of interest expense incurred by one of the Company's Canadian subsidiaries on funds borrowed from the Company and (ii) the Department made tax reassessments relating to non-resident withholding tax with respect to the payment by that subsidiary of its loan from the Company and with respect to interest on loans by that subsidiary to the Company. These reassessments, which the Company has calculated to be approximately Canadian $18.7 million including interest (approximately U.S. $14.1 million) at January 31, 1994, were made against Agnew Group, Inc., the corporate successor to the purchaser of the Company's Canadian operations (the "Taxpayer").

The Taxpayer has made indemnification claims with respect to all such reassessments pursuant to the indemnification provisions in the stock purchase agreement dated as of January 23, 1987 relating to the sale of the Company's Canadian operations, and the Company has assumed the defense of the Taxpayer. On behalf of the Taxpayer, the Company has filed notices of objections to all of the reassessments and has appealed the confirmation by the Minister of National Revenue of the Federal interest deductibility reassessments by filing a statement of claim in the Federal Court of Canada. The Provincial reassessments will be held in abeyance pending the outcome of the Federal Court action. The Company has also filed notices of objection to the withholding tax reassessments on behalf of the Taxpayer.

Any liability which is finally determined to be owing by the Company as a result of the indemnification provisions of the share purchase agreement is subject to an offset of up to Canadian $5,000,000 pursuant to a loan agreement dated February 6, 1987 among the Company, the purchaser and a former stockholder of the purchaser.

On February 4, 1994 the Taxpayer filed for protection under the Companies Creditors Arrangement Act and is seeking approval of a plan of compromise or arrangement with its creditors. Resolution of the Department's tax claims is a condition to any such plan.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements



NOTE 19
BUSINESS SEGMENT INFORMATION
- --------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                 1994                 1993                1992
- --------------------------------------------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
  Retail                                                                 $231,456             $227,741            $212,942
  Wholesale and manufacturing                                             236,435              202,386             139,533
- --------------------------------------------------------------------------------------------------------------------------
Total footwear                                                            467,891              430,127             352,475
Men's apparel                                                             104,969              109,740             119,291
- --------------------------------------------------------------------------------------------------------------------------
TOTAL SALES                                                              $572,860             $539,867            $471,766
==========================================================================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
  Retail                                                                 $ (3,841)*           $  9,171            $    (47)
     % of applicable sales                                                   (1.7%)                4.0%                0.0%
  Wholesale and manufacturing                                                 373*              18,244              13,094
     % of applicable sales                                                    0.2%                 9.0%                9.4%
- --------------------------------------------------------------------------------------------------------------------------
Total footwear                                                             (3,468)              27,415              13,047
     % of applicable sales                                                   (0.7%)                6.4%                3.7%
Men's apparel                                                             (21,986)*              6,065               3,724
     % of applicable sales                                                  (20.9%)                5.5%                3.1%
- --------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   (25,454)              33,480              16,771
     % of total sales                                                        (4.4%)                6.2%                3.6%
Corporate expenses:
  Interest expense                                                        (11,030)              (5,644)             (4,647)
  Other corporate expenses                                                (15,290)*            (14,133)            (11,554)
- --------------------------------------------------------------------------------------------------------------------------
TOTAL PRETAX EARNINGS (LOSS)                                             $(51,774)            $ 13,703            $    570
     % OF TOTAL SALES                                                        (9.0%)                2.5%                0.1%
==========================================================================================================================

*  Includes a restructuring charge as follows:  Footwear
   Retail $8,673,000, Footwear Wholesale and Manufacturing
   $3,242,000, Tailored Clothing $17,060,000 and Corporate
   $404,000.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements



NOTE 19
BUSINESS SEGMENT INFORMATION, CONTINUED


- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                 1994                 1993                  1992
- ----------------------------------------------------------------------------------------------------------------------------

ASSETS:
Footwear:
   Retail                                                                $ 66,922             $ 77,864              $ 74,506
   Wholesale and manufacturing                                            140,530              134,654                61,881
- ----------------------------------------------------------------------------------------------------------------------------
Total footwear                                                            207,452              212,518               136,387
Men's apparel                                                              73,644               75,570                71,988
Corporate assets                                                           28,290               29,780                28,869
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $309,386             $317,868              $237,244
============================================================================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
   Retail                                                                $  5,027             $  4,994              $  4,723
   Wholesale and manufacturing                                              3,339                2,212                 1,565
- ----------------------------------------------------------------------------------------------------------------------------
Total footwear                                                              8,366                7,206                 6,288
Men's apparel                                                               1,883                1,299                 1,591
Corporate                                                                     474                1,214                 1,230
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                                      $ 10,723             $  9,719              $  9,109
============================================================================================================================

ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES:
Footwear:
   Retail                                                                $  3,254             $  4,788              $  6,349
   Wholesale and manufacturing                                              3,738                3,769                 1,614
- ----------------------------------------------------------------------------------------------------------------------------
Total footwear                                                              6,992                8,557                 7,963
Men's apparel                                                                 993                1,032                 1,095
Corporate                                                                     371                  543                   283
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES                                                    $  8,356             $ 10,132              $  9,341
============================================================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 20
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              1ST QUARTER                         2ND QUARTER
                                                                       -----------------------           --------------------------
IN THOUSANDS                                                              1994           1993                1994              1993
- -----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $128,384       $112,853            $146,059          $130,043

Gross margin                                                            46,703         41,442              52,000            48,307

Pretax earnings (loss)                                                    (691)          (934)                770             2,083

Earnings (loss) before
     extraordinary loss and
        accounting change                                                 (742)          (940)                456             1,574

Net earnings (loss)                                                     (3,015)(1)       (940)                216(2)          1,574

Earnings (loss) per common share:
      Before extraordinary loss and
         accounting change                                                (.03)          (.04)                .02               .07
      Net earnings (loss)                                                 (.13)          (.04)                .01               .07
- ------------------------------------------------------------------------------------------------------------------------------------

                                                               3RD QUARTER                4TH QUARTER                  FISCAL YEAR
                                                        ---------------------    ------------------------      ---------------------
IN THOUSANDS                                                1994         1993        1994            1993            1994       1993
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $154,096     $146,127    $144,321        $150,844        $572,860   $539,867

Gross margin                                              52,167       55,539      39,922          58,256         190,792    203,544

Pretax earnings (loss)                                    (2,979)       6,852     (48,874)(3)       5,702         (51,774)    13,703

Earnings (loss) before
     extraordinary loss and
     accounting change                                    (3,084)       4,851     (48,409)          4,208         (51,779)     9,693

Net earnings (loss)                                       (3,084)       4,851     (48,409)          3,625(4)      (54,292)     9,110

Earnings (loss) per common share:
     Before extraordinary loss and
        accounting change                                    (.13)        .21       (1.99)            .17           (2.16)       .40
     Net earnings (loss)                                     (.13)        .21       (1.99)            .15           (2.26)       .38
====================================================================================================================================

(1) Reflects the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106.

(2) Includes an extraordinary loss of $240,000 from the early retirement of long-term debt (see Note
     10).

(3)  Includes a restructuring charge of $29,379,000
     (see Note 2).

(4) Includes an extraordinary loss of $583,000 (net of a tax benefit of $37,000) from the early retirement of long-term debt (see Note 10).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 22, 1994 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

ITEM 11, EXECUTIVE COMPENSATION
The Company incorporates by reference the (i) information regarding the compensation of directors of the Company to appear under the heading "Director Compensation" in the Proxy Statement and (ii) information regarding the compensation of the Company's executive officers to appear under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding beneficial ownership of the Company's voting securities by (i) the Company's directors, (ii) certain executive officers and (iii) the officers and directors of the Company as a group is incorporated by reference to the Proxy Statement.

The following information regarding beneficial ownership on March 16, 1994 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                        CLASS OF           NO. OF           PERCENT OF
NAME AND ADDRESS                                         STOCK*            SHARES             CLASS
- ----------------                                       ---------          -------           ----------
Richard C. Blum & Associates, Inc.                     Common            2,026,600(1)           8.3
909 Montgomery Street
Suite 400
San Francisco, CA   94133

Brinson Partners, Inc.                                 Common            1,229,500(2)           5.1
Brinson Trust Company
Brinson Holdings, Inc.
209 South LaSalle
Chicago, IL   60604-1295


                                                                              CLASS OF           NO. OF           PERCENT OF
NAME AND ADDRESS                                                               STOCK*            SHARES             CLASS
- ----------------                                                             ---------          -------           ----------
Jeannie Bussetti                                                          Series 1               5,000               13.4
Ronald R. Bussetti
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                                                           Series 1               2,000                5.4
52 South Lilburn Drive
Garnerville, NY  10923

S. Robert Weltz, Jr.                                                      Series 1               2,308                6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Estate of Hyman Fuhrman, Deceased                                         Series 3               1,081                5.5
c/o Sylvia Fuhrman
3801 South Ocean Drive
Hollywood, FL   33020

Goldman Sachs & Co.(3)                                                    Series 3               3,184               16.2
85 Broad Street
New York, NY  10004

Clinton Grossman                                                          Series 3               1,965(4)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Hazel Grossman                                                            Series 3               1,074                5.5
3589 S. Ocean Blvd.
South Palm Beach, FL  33480

Roselyn Grossman                                                          Series 3               1,965(4)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT   06604

Stanley Grossman                                                          Series 3               1,965(4)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

June E. Kay                                                               Series 3               1,126                5.7
1 Washington Square Village
New York, NY  10012

Morgan Stanley Behr Incorporated                                          Series 3               1,097                5.6
One Pierrepont Plaza
Brooklyn, NY   11201

Sigler & Co.                                                              Series 3               3,100               15.8
c/o First Chicago Trust Company
  of New York
Stockholder Relations
RPO/Escheat Group
30 West Broadway
New York, NY   10007

                                                       CLASS OF           NO. OF           PERCENT OF
NAME AND ADDRESS                                        STOCK*            SHARES             CLASS
- ----------------                                      ---------          -------           ----------
Michael Miller, Trustee                               Series 4            5,605               34.2
Under Will of David Evins
% Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY   10123

Dorothy L. Evins                                      Series 4            2,571               15.7
401 East 80th Street
Apt. 28F
New York, NY  10021

Melissa Evins                                         Series 4            2,893               17.6
417 East 57th Street
New York, NY   10022

Reed Evins                                            Series 4            2,418               14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                                   Subordinated        2,413                8.1
221 Evelyn Avenue                                     Cumulative
Nashville, TN   37205                                 Preferred

______________

* See Note 12 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)  This information is as of July 1, 1993 and is based on statements on
Schedule 13D.  These shares are deemed to be beneficially owned by Mr. Richard
C. Blum, who is the majority shareholder of Richard C. Blum & Associates, Inc. The number of shares shown includes shares owned by (i) two investment partnerships, BK Capital Partners III, L.P. and BK Capital Partners IV, L.P., for each of which Richard C. Blum & Associates, Inc. is the sole general partner and (ii) the Carpenters Pension Trust of Southern California, for which Richard C. Blum & Associates, Inc. is the investment advisor.

(2)  This information is as of December 31, 1993 and is based on statements on
Schedule 13G.

(3) Goldman Sachs & Co. has indicated that it has no beneficial interest in the 3,184 shares of Series 3 stock but is holding such shares for three customers.

(4) Includes 1,965 shares of Series 3 stock owned by a trust of which Roselyn Grossman, Stanley Grossman and Clinton Grossman are trustees.


ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company incorporates by reference information appearing under the heading "Agreements with Management" included in the Company's Proxy Statement.

                                    PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 31, 1994 and January 31, 1993
Consolidated Earnings, each of the three years ended January 31, 1994 Consolidated Cash Flows, each of the three years ended January 31, 1994 Consolidated Shareholders' Equity, each of the three years ended
  January 31, 1994
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES
VIII  -Reserves, each of the three years ended January 31, 1994
X     -Supplementary income statement information, each of the three years ended January 31, 1994

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 78.

EXHIBITS

                     (3)    a.   By-laws of Genesco Inc.  Incorporated by
                                 reference to Exhibit (3)a to the Company's
                                 Annual Report on Form 10-K for the fiscal year
                                 ended January 31, 1993.
                            b.   Restated Charter of Genesco Inc.  Incorporated
                                 by reference to Exhibit (3)b to the Company's
                                 Annual Report on Form 10-K for the fiscal year
                                 ended January 31, 1993.
                     (4) Indenture dated as of February 1, 1993 between the Company and United States Trust Company of New York relating to 10 3/8% Senior Notes due 2003. Incorporated by reference to Exhibit (4) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
                    (10)    a.   Form of Split-Dollar Insurance Agreement with
                                 Executive Officers. Incorporated by reference to Exhibit (10)b to the Company's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 January 31, 1991.
                            b.   Key Executives Stock Option Plan and Form of
                                 Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
                            c.   Form of Officers and Key Executives
                                 Change-in-Control Employment Agreement.
                                 Incorporated by reference to Exhibit (10)d to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
                            d.   1987 Stock Option Plan and Form of Stock
                                 Option Agreement. Incorporated by reference to Exhibit (10)e to the Company's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 January 31, 1993.
                            e.   Description of Adjustable Life Insurance Plan
                                 for Key Executive Officers. Incorporated by reference to pages 23-24 under the heading
                                 "Executive Compensation Life and Medical
                                 Insurance Plans" in the Company's proxy
                                 statement dated May 6, 1992.

                            f. 1994 Management Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
                            g.   1995 Management Incentive Compensation Plan.
                            h. Other Executive Officer Personal Benefits. Incorporated by reference to pages 10-17 under the heading "Executive Compensation" in the Company's proxy statement dated May 6, 1992.
                            i.   National Agreement between Clothing
                                 Manufacturers Association of the United States of America and Amalgamated Clothing and Textile Workers Union dated as of October 1, 1993.
                            j. Lease Agreement dated June 2, 1983 by and between Corporate Property Associates 4 and Genesco Inc. Incorporated by reference to Exhibit (10)p to the Company's Registration Statement on Form S-4 (No. 33-21688).
                            k.   Restricted Stock Plan For Directors.
                                 Incorporated by reference to Exhibit (10)k to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
                            l.   Form of Indemnification Agreement For
                                 Directors.  Incorporated by reference to
                                 Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
                            m. Loan Agreement dated as of August 2, 1993 (1) and amendment dated as of January 31, 1994 among the Company and NationsBank of North Carolina, N.A., First National Bank of Chicago, First American National Bank, CIBC, Inc., The Hongkong and Shanghai Banking Corporation Limited, First Union National Bank of Tennessee, and Third National Bank in Nashville. (1) Incorporated by reference to Exhibit (4) to the Company's Quarterly Report of Form 10-Q for the quarter ended July 31, 1993.
                            n. Promissory note dated as of September 29, 1993 between the Company and ABN AMRO Bank N.V., Atlanta Agency. Incorporated by reference to Exhibit (4)d to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.
                            o. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit
                                 (10)p to the Company's Annual Report of Form
                                 10-K for the fiscal year ended January 31, 1993.
                            p. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit
                                 (10)q to the Company's Annual Report of Form
                                 10-K for the fiscal year ended January 31, 1993.
                            q. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York. Incorporated by reference to Exhibit 1 to the Registration Statement dated August 25, 1990 on Form 8-A. First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Exhibit (10)s to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.
                            r. Employment agreement dated as of April 22, 1992 between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10)b to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992. Amendment dated as of December 8, 1993 to the employment agreement dated as of April 22, 1992 between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10) to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.

                            s. Employment agreement with William S. Wire, II, dated January 9, 1993. Incorporated by reference to Exhibit (10) to the Company's Registration Statement on Form S-3 (No. 33-52858).
                            t. Letters of credit agreement dated April 8, 1993 and amendment dated as of January 31, 1994 between the Company and the Bank of Nova Scotia. Incorporated by reference to Exhibit
                                 (10)u to the Company's Annual Report of Form
                                 10-K for the fiscal year ended January 31, 1993.
                            u. Master promissory note dated as of August 2, 1993 between the Company and First American National Bank. Incorporated by reference to Exhibit (4)e to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.
                            v. Revolving facilities agreement dated as of September 15, 1993 between Mitre Sports International Limited and Barclays Bank PLC. Incorporated by reference to Exhibit (4)c to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.
                            w. Employment agreement dated as of December 8, 1993 between the Company and Thomas B. Clark.
                            x. Employment agreement dated as of October 26, 1993 between the Company and Michael A. Corbett.
                    (11)    Computation of earnings per share.
                    (21)    Subsidiaries of the Company.
                    (23) Consent of Independent Public Accountants included on page 75.
                    (99) Financial Statements and Report of Independent Public Accountants with respect to the Genesco Stock Savings Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)h and exhibits (10)k, (10)l, (10)r, (10)s, (10)w and
(10)x are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

________________

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K
The Company did not file a report on Form 8-K during the quarter ended January 31, 1994.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35328, 33- 35329 and 33-50248) of Genesco Inc. of our
report dated February 22, 1994 appearing on page 37 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No.33-35328) of Genesco Inc. of our report dated April 22, 1994 appearing on page 1 of the January 31, 1994 Genesco Stock Savings Plan Financial Statements.

/s/ Price Waterhouse
PRICE WATERHOUSE

Nashville, Tennessee
May 2, 1994

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GENESCO INC.


                                      By:   /s/ James S. Gulmi
                                            ---------------------------------
                                                James S. Gulmi
                                                Vice President - Finance


Date:  May 2, 1994
       -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of May 1994.


/s/ E. Douglas Grindstaff              President and Chief Executive Officer
- -------------------------------        and a Director
    E. Douglas Grindstaff


/s/ James S. Gulmi                     Vice President - Finance
- -------------------------------        (Principal Financial Officer)
    James S. Gulmi


/s/ Robert E. Brosky                   Controller and Chief Accounting Officer
- -------------------------------
    Robert E. Brosky



Directors:

/s/ David M. Chamberlain               /s/ Joel C. Gordon
- -------------------------------        ---------------------------------------
    David M. Chamberlain                   Joel C. Gordon


/s/ W. Lipscomb Davis, Jr.             /s/ William A. Williamson, Jr.
- -------------------------------        ---------------------------------------
    W. Lipscomb Davis, Jr.                 William A. Williamson, Jr.


/s/ John Diebold                       /s/ William S. Wire, II
- -------------------------------        ---------------------------------------
    John Diebold                           William S. Wire, II


/s/ Harry D. Garber
- -------------------------------
    Harry D. Garber

                                                GENESCO INC.

                                                AND CONSOLIDATED SUBSIDIARIES


                                                Financial Statement Schedules


                                                January 31, 1994

                                                                   SCHEDULE VIII
                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Reserves

YEAR ENDED JANUARY 31, 1994
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                       ----------------------
                                                                         CHARGED      CHARGED
                                                       BEGINNING       TO PROFIT     TO OTHER       INCREASES         ENDING
IN THOUSANDS                                             BALANCE        AND LOSS     ACCOUNTS     (DECREASES)        BALANCE
- -----------------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
Allowance for bad debts                                   $2,457           1,396         31 (1)        (1,819) (2)    $2,065
Allowance for cash discounts                                 150             -0-        -0-                27  (3)       177
Allowance for sales returns                                  191             -0-        -0-               575  (4)       766
Allowance for customer deductions                            -0-             -0-        -0-               847  (5)       847
Allowance for co-op advertising                              961             -0-        -0-              (242) (6)       719
- -----------------------------------------------------------------------------------------------------------------------------
TOTALS                                                    $3,759           1,396         31              (612)        $4,574
=============================================================================================================================

- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1993
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                       ----------------------
                                                                         CHARGED      CHARGED
                                                       BEGINNING       TO PROFIT     TO OTHER       INCREASES         ENDING
IN THOUSANDS                                             BALANCE        AND LOSS     ACCOUNTS      (DECREASES)        BALANCE
- -----------------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                                   $2,328           2,161        175 (1)        (2,207) (2)    $2,457
Allowance for cash discounts                                 166             -0-        -0-               (16) (3)       150
Allowance for co-op advertising                              331             -0-        -0-               821  (6)     1,152
- -----------------------------------------------------------------------------------------------------------------------------
TOTALS                                                    $2,825           2,161        175            (1,402)        $3,759
=============================================================================================================================

- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1992
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                       ----------------------
                                                                         CHARGED      CHARGED
                                                       BEGINNING       TO PROFIT     TO OTHER       INCREASES          ENDING
IN THOUSANDS                                             BALANCE        AND LOSS     ACCOUNTS     (DECREASES)         BALANCE
- -----------------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                                   $2,172           2,102         71 (1)        (2,017) (2)    $2,328
Allowance for cash discounts                                 166             -0-        -0-               -0-  (3)       166
Allowance for co-op advertising                              400             -0-        -0-               (69) (6)       331
- -----------------------------------------------------------------------------------------------------------------------------
TOTALS                                                    $2,738           2,102         71            (2,086)        $2,825
=============================================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $346,000 in 1994, $268,000 in 1993, and $237,000 in 1992 to the addition above, the total bad debt expense amounted to $1,742,000 in 1994, $2,429,000 in 1993, and $2,339,000 in 1992.
________________________________________________________________________________
(1) Bad debt recoveries.
(2) Bad debt charged to reserve.
(3) Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.
(4) Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.
(5) Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.
(6) Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.

See Note 4 to the Consolidated Financial Statements included in Item 8.

                                                                      SCHEDULE X
                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Supplementary Profit and Loss Information
                                 Years Ended January 31



- ----------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                             1994                  1993                     1992
- ----------------------------------------------------------------------------------------------------------------------------
Maintenance and repairs                                               $ 5,356               $ 4,871                  $ 4,699

Advertising                                                            28,815                19,933                   14,918
============================================================================================================================