Form 10-Q
period 1994-04-30
GENESCO INC
filed 1994-06-14
CIK 18498


                                                                                                                             GENESCO
                                                                                                                             (Logo)
- - ------------------------------------------------------------------------------------------------------------------------------------
        (Mark One)                                    FORM 10-Q
           [X]                     Quarterly Report Pursuant To

                                     Section 13 or 15(d) of the
                                Securities Exchange Act of 1934
                                              For Quarter Ended
                                                 April 30, 1994

           [ ]                    Transition Report Pursuant To
                                     Section 13 or 15(d) of the
                                Securities Exchange Act of 1934

                             Securities and Exchange Commission
                                         Washington, D.C. 20549
                                     Commission File No. 1-3083


                                                                   ----------------------------------------------------------------

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

                                                                   ----------------------------------------------------------------

                                                                   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                                                                   Securities Exchange Act of 1934 during the preceding 12 months
                                                                   (or such shorter period that the registrant was required to file such reports with the Commission) and (2) has been subject to
                                                                   such filing requirements for the past 90 days. Yes  X    No
                                                                                                                     ------   -----



- - ---------------------------------------------------------------
Common Shares Outstanding June 3, 1994 - 24,797,449

       INDEX
       -------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page
       -------------------------------------------------------------------------------------------------------------------------
       Part 1 - Financial Information                                                                                          3
       -------------------------------------------------------------------------------------------------------------------------
       Consolidated Balance Sheet - April 30, 1994, January 31, 1994 and
         April 30, 1993                                                                                                        3
       -------------------------------------------------------------------------------------------------------------------------
       Consolidated Earnings - Three Months Ended
         April 30, 1994 and 1993                                                                                               4
       -------------------------------------------------------------------------------------------------------------------------
       Consolidated Cash Flows - Three Months Ended
         April 30, 1994 and 1993                                                                                               5
       -------------------------------------------------------------------------------------------------------------------------
       Consolidated Shareholders' Equity - Year Ended
       January 31, 1994 and Three Months Ended April 30, 1994                                                                  6
       -------------------------------------------------------------------------------------------------------------------------
       Notes to Consolidated Financial Statements                                                                              7
       -------------------------------------------------------------------------------------------------------------------------
       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                                15
       -------------------------------------------------------------------------------------------------------------------------
       Part II - Other Information                                                                                            23
       -------------------------------------------------------------------------------------------------------------------------
       Signature                                                                                                              24
       -------------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands


          ---------------------------------------------------------------------------------------------------------------------
                                                                             April 30,          January 31,           April 30,
                                                                                  1994                 1994                1993
          ---------------------------------------------------------------------------------------------------------------------
          ASSETS
          CURRENT ASSETS
          Cash and short-term investments                                     $  4,135             $  3,625            $  2,900
          Accounts receivable                                                   75,621               66,006              78,552
          Inventories                                                          158,544              155,120             166,477
          Other current assets                                                   6,753                5,839               6,677
          ---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                 245,053              230,590             254,606
          ---------------------------------------------------------------------------------------------------------------------
          Plant, equipment and capital leases                                   42,080               42,909              46,469
          Goodwill and other intangibles                                        18,513               18,590              19,998
          Other non-current assets                                              16,939               17,297              19,106
          ---------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                        $322,585             $309,386            $340,179
          =====================================================================================================================

          ---------------------------------------------------------------------------------------------------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ---------------------------------------------------------------------------------------------------------------------
          CURRENT LIABILITIES
          Notes payable                                                       $  1,832             $     69            $  1,670
          Current payments on capital leases                                     2,402                2,365               1,818
          Accounts payable and accrued liabilities                              65,886               68,062              56,504
          ---------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             70,120               70,496              59,992
          ---------------------------------------------------------------------------------------------------------------------
          Long-term debt                                                       106,000               90,000              77,000
          Capital leases                                                        12,233               12,888              12,627
          Other long-term liabilities                                           38,325               37,279              31,268
          Contingent liabilities                                                     -                    -                   -
          SHAREHOLDERS' EQUITY:
            Non-redeemable preferred stock                                       7,979                8,064               8,235
            Common shareholders' equity:
                Par value of issued shares                                      24,797               24,793              24,452
                Additional paid-in capital                                     121,630              121,634             119,900
                Retained earnings (deficit)                                    (26,063)             (23,241)             28,190
                Minimum pension liability                                       (9,964)              (9,964)                -0-
                Treasury shares, at cost                                       (17,857)             (17,857)            (17,857)
                Foreign currency translation adjustments                        (4,615)              (4,706)             (3,628)
          ---------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                            95,907               98,723             159,292
          ---------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $322,585             $309,386            $340,179
          =====================================================================================================================



The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Earnings
                         Three Months Ended April 30
                         In Thousands



          -------------------------------------------------------------------------------------------------------------
                                                                                    1994                           1993
          -------------------------------------------------------------------------------------------------------------
          Net sales                                                             $130,632                       $128,384
          Cost of sales                                                           87,291                         81,681
          Selling and administrative expenses                                     43,421                         45,030
          -------------------------------------------------------------------------------------------------------------
          Earnings (loss) from operations before
             other income and expenses                                               (80)                         1,673
          -------------------------------------------------------------------------------------------------------------
          Other expenses (income):
             Interest expense                                                      2,806                          2,391
             Other income                                                           (354)                           (27)
          --------------------------------------------------------------------------------------------------------------
          Total other expenses, net                                                2,452                          2,364
          -------------------------------------------------------------------------------------------------------------
          Loss before income taxes and cumulative effect
             of change in accounting principle                                    (2,532)                          (691)
          Income taxes                                                               141                             51
          -------------------------------------------------------------------------------------------------------------
          Loss before cumulative effect of change in
             accounting principle                                                 (2,673)                          (742)
          Cumulative effect of change in accounting for
             postretirement benefits                                                 -0-                         (2,273)
          -------------------------------------------------------------------------------------------------------------
          NET LOSS                                                              $ (2,673)                      $ (3,015)
          =============================================================================================================

          Loss per common share:
             Before cumulative effect of change in
                accounting principle                                            $   (.11)                      $   (.03)
             Postretirement benefits                                            $   .00                        $   (.10)
             Net loss                                                           $   (.11)                      $   (.13)
          ==============================================================================================================



The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Cash Flows
                         Three Months Ended April 30
                         In Thousands

         -------------------------------------------------------------------------------------------------------------------
                                                                                                        1994            1993
         -------------------------------------------------------------------------------------------------------------------
         OPERATIONS:
         Net loss                                                                                   $ (2,673)       $ (3,015)
         Noncash charges to earnings:
           Depreciation and amortization                                                               2,493           2,519
           Postretirement benefits                                                                       -0-           2,273
           Provision for losses on accounts receivable                                                   417             572
           Other                                                                                          63             168
         -------------------------------------------------------------------------------------------------------------------
         Net cash provided by operations before
           working capital and other changes                                                             300           2,517
         Effect on cash of changes in working
           capital and other assets and liabilities:
              Accounts receivable                                                                    (10,081)         (7,381)
              Inventories                                                                             (3,424)        (14,936)
              Other current assets                                                                      (914)            126
              Accounts payable and accrued liabilities                                                (2,177)         (9,285)
              Other assets and liabilities                                                             1,310           1,177
         -------------------------------------------------------------------------------------------------------------------
         Net cash used in operations                                                                 (14,986)        (27,782)
         -------------------------------------------------------------------------------------------------------------------
         INVESTING ACTIVITIES:
           Capital expenditures                                                                       (1,564)         (1,646)
           Proceeds from disposal of plant and equipment                                                 156              15
         -------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                        (1,408)         (1,631)
         -------------------------------------------------------------------------------------------------------------------
         FINANCING ACTIVITIES:
           Long-term borrowings                                                                          -0-          75,000
           Net borrowings (repayments) under
              revolving credit agreement                                                              16,000         (20,000)
           Net change in short-term borrowings                                                         1,763           1,670
           Payments of long-term debt                                                                    -0-         (32,000)
           Payments on capital leases                                                                   (617)           (456)
           Exercise of options and warrants                                                                6           5,919
           Deferred note expense                                                                         -0-          (2,550)
           Dividends paid                                                                                -0-             (77)
           Other                                                                                        (248)            (10)
         -------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                                    16,904          27,496
         -------------------------------------------------------------------------------------------------------------------
         NET CASH FLOW                                                                                   510          (1,917)
         Cash and short-term investments at beginning of period                                        3,625           4,817
         -------------------------------------------------------------------------------------------------------------------
         CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                           $  4,135        $  2,900
         ===================================================================================================================
         SUPPLEMENTAL CASH FLOW INFORMATION:
         Net cash paid (received) for:
           Interest                                                                                 $  4,529        $    868
           Income taxes                                                                                 (269)             48
         ===================================================================================================================

         The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Shareholders' Equity
                         In Thousands




   ------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Foreign      Minimum      Total
                                          Total                        Retained                  Currency      Pension     Share-
                                      Preferred    Common    Paid-In   Earnings   Treasury    Translation    Liability   holders'
                                          Stock     Stock    Capital  (Deficit)      Stock    Adjustments   Adjustment     Equity
   ------------------------------------------------------------------------------------------------------------------------------
   Balance January 31, 1993            $  8,305  $ 23,658   $114,706   $ 31,283   $(17,857)      $ (5,044)    $    -0-   $155,051
   ------------------------------------------------------------------------------------------------------------------------------
   Exercise of options and warrants         -0-     1,132      6,743        -0-        -0-            -0-          -0-      7,875
   Translation adjustment                   -0-       -0-        -0-        -0-        -0-            338          -0-        338
   Net loss                                 -0-       -0-        -0-    (54,292)       -0-            -0-          -0-    (54,292)
   Preferred dividends                      -0-       -0-        -0-       (232)       -0-            -0-          -0-       (232)
   Minimum pension liability adjustment     -0-       -0-        -0-        -0-        -0-            -0-       (9,964)    (9,964)
   Other                                   (241)        3        185        -0-        -0-            -0-          -0-        (53)
   ------------------------------------------------------------------------------------------------------------------------------
   Balance January 31, 1994            $  8,064  $ 24,793   $121,634   $(23,241)  $(17,857)      $ (4,706)    $ (9,964)  $ 98,723
   ------------------------------------------------------------------------------------------------------------------------------
   Exercise of options                      -0-         2          4        -0-        -0-            -0-          -0-          6
   Translation adjustment                   -0-       -0-        -0-        -0-        -0-             91          -0-         91
   Net loss                                 -0-       -0-        -0-     (2,673)       -0-            -0-          -0-     (2,673)
   Other                                    (85)        2         (8)      (149)       -0-            -0-          -0-       (240)
   ------------------------------------------------------------------------------------------------------------------------------
   Balance April 30, 1994              $  7,979  $ 24,797   $121,630   $(26,063)  $(17,857)      $ (4,615)    $ (9,964)  $ 95,907
   ==============================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

       NOTE 1
       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       INTERIM STATEMENTS
       The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 1995 ("Fiscal 1995") and of the fiscal year ended January 31, 1994 ("Fiscal 1994"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

       BASIS OF CONSOLIDATION
       All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

       CASH AND SHORT-TERM INVESTMENTS
       There were no short-term investments at January 31, 1994 or April 30, 1994. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

       GOODWILL AND OTHER INTANGIBLES
       Goodwill and other intangibles consist primarily of the excess of purchase price over fair value of net assets acquired in acquisitions. Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically assesses the realizability of intangible assets taking into consideration such factors as expected cash flows and operating strategies.

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

                         GENESCO Inc.
                         and Consolidated Subsidiaries
                         Notes to Consolidated Financial Statements


       NOTE 1
       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       HEDGING CONTRACTS
       In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts. At January 31, 1994 and April 30, 1994, the Company had approximately $7.1 million and $7.8 million, respectively, of such contracts outstanding. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company continually monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements



       NOTE 2
       BUSINESS ACQUISITION

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


       NOTE 3
       ACCOUNTS RECEIVABLE

                                                 APRIL 30,  JANUARY 31,
       IN THOUSANDS                                   1994         1994
       ----------------------------------------------------------------
       Trade accounts receivable                  $ 76,719     $ 67,174
       Miscellaneous receivables                     3,135        3,406
       ----------------------------------------------------------------
       Total receivables                            79,854       70,580
       Allowance for bad debts                      (2,169)      (2,065)
       Other allowances                             (2,064)      (2,509)
       ----------------------------------------------------------------
       NET ACCOUNTS RECEIVABLE                    $ 75,621     $ 66,006
       ================================================================

       On April 30, 1994, approximately 4% of the Company's trade receivables are from retailers who have been acquired in leveraged buy-out transactions. The Company closely monitors these receivables.


       NOTE 4
       INVENTORIES

                                                 APRIL 30,  JANUARY 31,
       IN THOUSANDS                                   1994         1994
       ----------------------------------------------------------------
       Raw materials                              $ 20,794     $ 21,305
       Work in process                              12,779       15,786
       Finished goods                               75,064       71,981
       Retail merchandise                           49,907       46,048
       ----------------------------------------------------------------
       TOTAL INVENTORIES                          $158,544     $155,120
       ================================================================

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


       NOTE 5
       PLANT, EQUIPMENT AND CAPITAL LEASES, NET


                                                          APRIL 30,     JANUARY 31,
       IN THOUSANDS                                            1994            1994
       ----------------------------------------------------------------------------
       Plant and equipment:
         Land                                              $    486        $    485
         Buildings and building equipment                     5,551           5,830
         Machinery, furniture and fixtures                   43,993          45,105
         Construction in progress                             2,155           1,550
         Improvements to leased property                     41,815          43,474
       Capital leases:
         Land                                                   592             592
         Buildings                                           11,134          11,203
         Machinery, furniture and fixtures                   10,213          10,324
       ----------------------------------------------------------------------------
       Plant, equipment and capital leases, at cost         115,939         118,563
       Accumulated depreciation and amortization:
         Plant and equipment                                (62,926)        (64,642)
         Capital leases                                     (10,933)        (11,012)
       ----------------------------------------------------------------------------
       Net Plant, Equipment and Capital Leases             $ 42,080        $ 42,909
       ============================================================================

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


       NOTE 6
       LEGAL PROCEEDINGS

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


       NOTE 6
       LEGAL PROCEEDINGS, CONTINUED

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


      NOTE 6
      LEGAL PROCEEDINGS, CONTINUED

      The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee (the "Chancery Court Action"). The Chancery Court Action was commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares. The Chancery Court determined that the fair values of a share of series 2 was $131.32 and of a share of the series 3 was $193.11 (which amounts are in excess of the mandatory redemption and liquidation values of a share of series 2 subordinated serial preferred stock and of the optional redemption and liquidation values of a share of series 3 subordinated serial preferred stock), compared with $91 a share for the series 2 and $46 a share for the series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994. The dissenting shareholder has filed an application with the Chancery Court for legal fees and expenses of approximately $800,000. The Company believes the amount is excessive and that such expenses are unjustified and is opposing the application.

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


      NOTE 6
      LEGAL PROCEEDINGS, CONTINUED

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

      The Company has entered into a settlement agreement, dated as of May 4, 1994, with the Taxpayer and the Department and has deposited, in full satisfaction of the Department's and the Taxpayer's claims against it, $1.8 million (Canadian) with an escrow agent pending the entry by the Canadian Treasury Board of a Remission Order approving the terms of the settlement agreement. On May 10, 1994, the Ontario Court (General Division) approved the Taxpayer's plan of compromise or arrangement subject to the settlement agreement. The Company had previously made a provision for its liability to the Taxpayer in an amount greater than its payment under the settlement agreement. If the Remission Order has not been entered by August 31, 1994, the settlement agreement will have no effect and the Company's payment will be returned to it.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


      SIGNIFICANT DEVELOPMENTS

      Restructuring Charge
      Certain events and changes in operating strategies in the fourth quarter of the fiscal year ended January 31, 1994 ("Fiscal 1994") lead to a decision to restructure certain of the Company's operations and a reassessment of the recoverability of certain assets. As a result, the Company recorded a charge of $29.4 million, for which no tax benefit is currently available. This charge reflected estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs, of which approximately $12 million is expected to be incurred in the fiscal year ending January 31, 1995 ("Fiscal 1995"). The restructuring involves the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). The Company expects to fully implement the restructuring plan in Fiscal 1995. During the first quarter ended April 30, 1994, the Company closed a footwear plant, completed the closing of 27 retail stores and paid approximately $2.8 million of the consolidation costs.

      International Trade Developments
      Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1995 the Company expects to import footwear products from China having a total cost in the range of $40 to $45 million. In June 1994 the President of the United States recommended the continuation of China's most favored nation's status for bilateral trade purposes. Failure of Congress to follow the President's recommendation and continue to grant most favored nation's treatment to China would raise duties and significantly increase the cost of footwear and other products imported from China into the United States. It could also materially affect the Company's ability to source those products from other countries, because the Company would have to compete with other footwear companies, some of whom buy substantially greater quantities and have substantially greater resources, for productive capacity in other low-labor cost countries.

      RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1995 vs 1994

      The Company's net sales in the first quarter ended April 30, 1994 increased 1.8% from the previous year. Total gross margin for the quarter decreased 7.2% and declined from 36.4% to 33.2% as a percentage of sales. Selling and administrative expenses decreased 3.6% and decreased as a percentage of sales from 35.1% to 33.2%. The pretax loss in the first quarter ended April 30, 1994 was $2.5 million, compared to a pretax loss of $700,000 in the quarter ended April 30, 1993. The Company reported a net loss of $2.7 million ($0.11 per share) in the first quarter ended April 30, 1994 compared to a net loss of $3.0 million ($.13 per share) last year. Last year's net loss includes a $2.3 million ($.10 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106.

       Footwear Retail

                                           Three Months
                                           Ended April 30,
                                         ------------------
                                          1994           1993      % Change
                                        --------       --------    --------
                                            (In Thousands)
       Sales                             $47,772        $48,545        (1.6%)

       Operating Income                  $ 1,308        $   848        54.2%

       Operating Margin                      2.7%           1.7%


       Despite an increase in comparable store sales of approximately 2%, net sales from footwear retail operations declined 1.6% in the quarter ended April 30, 1994 compared to the previous year due to the operation of 6% fewer stores in the first quarter ended April 30, 1994. The decrease in net sales is attributable to a $1.2 million decline in accessory sales. The average price per pair decreased approximately 3%, but unit sales increased approximately 5%. Gross margin as a percentage of sales decreased slightly from 51.7% to 51.6%. Operating expenses decreased 1.8%, primarily due to operation of fewer stores, and decreased slightly as a percentage of sales from 49.9% to 49.8%. Operating income in the fiscal year ending January 31, 1995 does not include operating losses of the retail stores included in the Company's restructuring. Operating income in the first quarter ended April 30, 1993, adjusted to exclude results of the 58 stores included in the restructuring, was $1,469,000. Current operating income of $1,308,000 in the first quarter this year was lower than last year's adjusted operating income due to slightly lower margin as a percentage of sales.

       Footwear Wholesale & Manufacturing

                                                      Three Months
                                                     Ended April 30,
                                                    -----------------
                                                    1994        1993    % Change
                                                  --------    --------  --------
                                                      (In Thousands)
         Sales   . . . . . . . . . . . . . . . .  $52,449      $54,698      (4.1%)

         Operating Income  . . . . . . . . . . .  $ 1,925      $ 3,275     (41.2%)

         Operating Margin  . . . . . . . . . . .      3.7%         6.0%


       Net sales from footwear wholesale and manufacturing operations were $2.2 million (4.1%) lower in the quarter ended April 30, 1994 than in the previous year, reflecting primarily lower sales of the Company's boot products. Sales of children shoes and tanned leather also declined.

       Gross margin as a percentage of sales decreased from 28.0% to 25.8%, primarily due to volume-related manufacturing variances and price reductions to stimulate sales.

       A sharp decline in the sale of boots lead to a decision in the latter part of Fiscal 1994 to curtail the production of boots. The lower volume of boots manufactured resulted in underabsorption of overhead and negative manufacturing variances despite the reduction in manufacturing capacity in the first quarter. See "Significant Developments-Restructuring Charge" above. Record boot sales in the first quarter last year resulted in positive manufacturing variances in the Company's boot plants.

       Operating expenses decreased 3.8% but increased slightly as a percentage of sales from 22.2% to 22.3%, primarily because of increased co-op advertising and royalty expenses.

       The decline in operating income is due to the decreased boot sales.

       Tailored Clothing

                                                      Three Months
                                                     Ended April 30,
                                                     -----------------
                                                    1994        1993    % Change
                                                  --------    --------  --------
                                                      (In Thousands)

         Sales   . . . . . . . . . . . . . . . .   $30,411     $25,141      21.0%

         Operating Income  . . . . . . . . . . .   $  (139)    $ 1,186        -

         Operating Margin  . . . . . . . . . . . .    (0.5%)       4.7%

       Net sales from tailored clothing operations increased 21.0%. Net sales, excluding those of GCO Apparel Corporation ("GCO Apparel") which began operations in August 1993, declined by 1.4%.

       Gross margin decreased 17% and declined as a percentage of sales from 24.9% to 17.0%. This decline was the result of industry-wide conditions and events described below which occurred in Fiscal 1993 and Fiscal 1994.


       The United States market for tailored clothing has been shrinking, reflecting a long-term shift in consumer preferences toward more casual apparel, and the market share of lower-cost foreign and domestic, non-union manufacturers has been increasing at the expense of traditional domestic manufacturers like Greif. In addition, changes have occurred in the traditional channels of distribution for tailored clothing as a result of the consolidation (frequently in leveraged buyouts) of department stores, the declining number of independent men's specialty stores and the growth of off-price clothing merchants. All of these factors have led to increased demands by retailers for lower-priced clothing and promotional pricing.

       In Fiscal 1993 and Fiscal 1994, the Greif Companies division ("Greif") implemented a plan to reduce its manufacturing costs to become more competitive. Greif reduced its manufacturing capacity through a reduction in employment and made changes in product specifications to lower labor and material costs. The products manufactured to the new specifications, which were shipped for the spring 1993 season, were not well-received by Greif's customers and led to higher than normal returns, allowances and discounts. Greif has made improvements in the quality of its products for spring 1994 despite having accepted orders based on lower-cost product specifications.

       In the fourth quarter of Fiscal 1994 Greif was notified that its licenses for two Ralph Lauren brands of traditionally-styled clothing would not be renewed after the fall 1994 season and would be manufactured by a foreign manufacturer and sold at lower price points.

       In addition to the factors described above, tailored clothing gross margin was adversely affected by the inclusion of GCO Apparel's low margin cut, make and trim operations which was acquired in August 1993 and was adversely affected by the shipment in the first quarter of lower-margin products that were produced at Greif in anticipation of a work stoppage in the third quarter of Fiscal 1994.

       Operating expenses increased 2% but decreased as a percentage of sales from 20.1% to 16.9%. The increase in operating expenses is due to the inclusion of GCO Apparel's operating expenses. The reduction in operating income is attributable to lower Greif sales and lower gross margins.

       As a result of continuing price pressures, the loss after the fall 1994 season of the Ralph Lauren brands and a decline in orders for the spring and fall 1994 seasons for Greif's other branded tailored clothing products, Greif does not expect to be profitable in Fiscal 1995. The Company believes that Greif must be able to manufacture and market high-quality branded products to up-scale retailers of better men's apparel in order to generate sufficient gross margin to operate profitably. Greif has redesigned and is attempting to market its Perry Ellis and Perry Ellis Portfolio brands and its other branded products in this manner for the spring 1995 season. Greif recently launched a newly designed line of traditionally-styled clothing under the Metropolis brand to replace the Ralph Lauren brands for the spring 1995 season.
       The plant closure actions provided for in the restructuring charge in the fourth quarter of Fiscal 1994 are expected to be taken in the third quarter of Fiscal 1995.

       Any reduction in employment of employees covered by collective bargaining agreements beyond that anticipated in the restructuring plan provided for in Fiscal 1994 could result in the incurrence of withdrawal liability for Greif's portion of accumulated benefits in excess of the assets of the multiemployer pension plan applicable to Greif's covered employees. The maximum liability, and the corresponding maximum charge to earnings, that would result from a permanent cessation of Greif's obligation to contribute to the multiemployer plan or a cessation of all operations covered by collective bargaining agreements would be approximately $15.7 million in Fiscal 1995. A 70% decline in Greif's contributions to the multiemployer plan or the permanent cessation of the obligation to contribute to the plan with respect to a facility could constitute a "partial withdrawal" and result in recognition of a portion of the withdrawal liability calculated on the basis of the decline in hours worked. The period over which any such withdrawal liability would have to be paid is based on the average number of historical hours worked and the contribution rate per hour but cannot exceed 20 years. The employment of fewer covered employees in connection with a further reduction in the scope of Greif's operations or the sale of all or a substantial portion of its business and assets could result in the recognition of withdrawal liability. Any such sale could also result in a failure to realize the full value of assets employed in Greif's business and the recognition of certain lesser liabilities not included in the restructuring provision.

       Corporate and Interest Expenses
       Corporate and other expenses were $2.8 million compared to $3.6 million for the same period last year, a decrease of 22%. The decrease in corporate expenses is due to lower compensation expenses due to the layoffs related to the restructuring and other staff reductions that occurred after the first quarter in Fiscal 1994 and due to the accrual of $312,000 for bonuses in the first quarter of last year that were not accrued this year.

       Interest expense increased $415,000, or 17%, from the first quarter of last year because of an increase in average outstanding indebtedness and higher average interest rates.

       LIQUIDITY AND CAPITAL RESOURCES
       The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                       April 30,
                                                                   ------------------
                                                                    1994        1993
                                                                   ------      ------
       Cash and short-term investments . . . . . . . . . . . . . . $  4.1      $  2.9
       Working capital . . . . . . . . . . . . . . . . . . . . . . $174.9      $194.6
       Long-term debt (includes current
         maturities)   . . . . . . . . . . . . . . . . . . . . . . $106.0      $ 77.0
       Current ratio . . . . . . . . . . . . . . . . . . . . . . .    3.5x        4.2x


       Working Capital

       The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

       Cash used by operating activities was $15.0 million in the first three months of Fiscal 1995 compared to $27.8 million used by operating activities last year. The $12.8 million improvement in cash flow from operating activities between the first quarter of Fiscal 1995 and the first quarter of Fiscal 1994 reflects reduced retail inventory from store closings and better inventory management and changes in accounts payable levels from changes in buying patterns.

       A $3.4 million increase in inventories from January 31, 1994 levels was due primarily to planned seasonal increases, while the $7.9 million decrease in inventories compared with April 30, 1993 reflects lower retail inventory from store closings and the Company's tighter inventory controls.

       Accounts receivable at April 30, 1994 increased $9.6 million compared to January 31, 1994, primarily from increased footwear wholesale and tailored clothing sales. Accounts receivable at April 30, 1994 was $2.9 million less than at April 30, 1993, primarily due to change in the sales mix.

       Cash provided (or used) due to changes in accounts payable and accrued liabilities at April 30, 1994 and 1993 is as follows:


                                                       Three Months Ended April 30,
                                                       ----------------------------
         (In Thousands)                                    1994               1993
                                                        -------             -------
         Accounts payable  . . . . . . . . . . . .      $ 3,498            $(4,340)
         Accrued liabilities   . . . . . . . . . .       (5,675)            (4,945)
                                                        -------            -------
                                                        $(2,177)           $(9,285)
                                                        =======            =======


       The fluctuations in accounts payable are due to changes in buying patterns (i.e., changes in the timing of purchases and shipments), payment terms negotiated with individual vendors and changes in inventory levels.

       Revolving credit agreement borrowings increased by $16 million during the three months ended April 30, 1994 to finance seasonal working capital increases, to finance operations and to fund approximately $2.8 million of costs associated with the Company's restructuring. Revolving credit agreement borrowings declined by $20 million during the three months ended April 30, 1993 due to the $75 million financing completed February 1, 1993.

       Capital Expenditures and Acquisitions
       Total capital expenditures in Fiscal 1995 are expected to be approximately $10.6 million. These include expected retail expenditures of $5.0 million to open approximately 24 new retail stores and to complete 37 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $5.6 million.

       On August 12, 1993, GCO Apparel acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar. See Note 2 to the Consolidated Financial Statements. The purchase price was approximately $11.8 million, including $10.9 million of cash and $900,000 of deferred payments to be completed by August 1995. The acquisition was financed through revolving credit borrowings.

       Future Capital Needs
       The Company expects that cash provided by operations will be sufficient to fund all of its capital expenditures during Fiscal 1995 and to temporarily pay down all of its revolving credit indebtedness under its $100 million credit facility at January 31, 1995. The substantial improvement in cash flow planned for Fiscal 1995 is based upon expected improved operating results and lower working capital needs resulting from better footwear inventory management and substantial liquidation of working capital invested in the Ralph Lauren tailored clothing business. See "Results of Operations - First Quarter Fiscal 1995 vs 1994. - Tailored Clothing." Approximately $12 million of consolidation costs that are expected to be incurred in Fiscal 1995 are expected to be offset by cash inflows from liquidation of assets employed in restructured operations.

       The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended on January 31, 1994, and that the commitments under that agreement will be adequate to meet the Company's credit needs for Fiscal 1995. There were $42.4 million of loans and letters of credit outstanding at April 30, 1994.

       The restricted payments covenant contained in the Company's revolving credit agreement prohibits the Company from declaring dividends on the Company's capital stock. The aggregate annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock, is $302,000. The Company is unable to predict when dividends may be reinstated.

       On April 8, 1993 the Company entered into a letter of credit agreement, which was amended on January 31, 1994 and April 5, 1994, with a foreign bank, under which up to $10,000,000 in letters of credit are available for issuance to the Company's suppliers in connection with the importation of foreign goods. The Agreement provides for the issuance through October 6, 1994 of letters of credit payable for periods not exceeding 180 days. At April 30, 1994, there was $8.4 million of credit available under this letter of credit agreement.

       The Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $7.5 million at April 30, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4.3 million pounds sterling by the Company, permits borrowings for working capital of up to 2.0 million pounds sterling, the issuance of letters of credit of up to 3.5 million pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. This credit facility expires on September 14, 1994.

       On August 2, 1993 the Company entered into a credit facility with a United States bank under which it may borrow up to $2,000,000. This facility expires on June 30, 1994.

       On September 29, 1993 the Company entered into a credit facility with a foreign bank under which it may borrow up to $15,000,000 at the bank's discretion. This facility, which is payable on demand, expires on August 31, 1994. At April 30, 1994, there was $15,000,000 of credit available under this credit facility.

       On April 27, 1994, Standard & Poor's announced that it had lowered the rating of the 10 3/8% Notes to B+ from BB- and that, until the Company can demonstrate improved performance on a consistent basis, the rating will be subject to further downgrade. On June 6, 1994, Moody's announced that it had lowered its rating of the Notes to B1 from Ba3. According to Standard & Poor's, a debt instrument rated B has a greater vulnerability to default than debt rated BB, but currently has the capacity to meet interest and principal payments. Standard & Poor's modifier + indicates that the 10 3/8% Notes are at the upper end of the broad ratings category. According to Moody's, the assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small with respect to a debt instrument rated B. The Moody's modifier indicates that the security ranks in the higher end of its rating category. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

       BACKLOG
       On April 30, 1994 the Company's wholesale operations (which accounted for 60% of sales in Fiscal 1994) had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $88.8 million, compared to approximately $105.6 million on April 30, 1993. Of these amounts, approximately $49.7 million and $58.3 million, respectively, were for footwear and approximately $39.1 million and $47.3 million, respectively, were for men's apparel. The backlog of orders is somewhat seasonal, reaching a peak for footwear in the spring and for tailored clothing in the summer. Tailored clothing and footwear operations maintain in-stock programs for selected anticipated high volume styles, but customer orders for tailored clothing are generally received several months in advance of shipping dates.

       The order backlog in dollars on April 30, 1994 for footwear wholesale products, which includes tanned leather, was 15% lower than on April 30, 1993. This decrease is attributable to decreases in the order backlog for the Company's boot and athletic products. The majority of orders for footwear and tanned leather is for delivery within 90 days. Therefore, the footwear wholesale products backlog at any one time is not necessarily indicative of a corresponding change in future sales for an extended period of time.

       Tailored clothing backlog in dollars on April 30, 1994, consisting primarily of spring 1994 and fall 1994 orders, was 17% lower than on April 30, 1993. Tailored clothing backlog does not include sales anticipated under GCO Apparel's cut, make and trim agreement. The Company believes that the decrease in tailored clothing backlog is attributable to (i) general market conditions throughout the tailored clothing industry, (ii) product quality problems in Fiscal 1994 arising out of the Company's efforts to redesign and manufacture certain products to meet retailer demands for lower-cost, branded products,
       (iii) the Company's decision to reduce sales to off-price retailers and
       (iv) retailer concerns regarding the pricing of the Chaps by Ralph Lauren line by the new licensee. The Company expects the lower level of demand for its tailored clothing products to continue through Fiscal 1995.

                               PART II - OTHER INFORMATION
       _________________________________________________________________________

       ITEM 1. LEGAL PROCEEDINGS

       The Company has entered into a settlement agreement dated as of May 4, 1994 with the corporate successor to the purchaser of the Company's Canadian operations (the Taxpayer") and with the Canadian Department of National Revenue (the "Department") in connection with tax reassessments by the Department for which the Taxpayer had made indemnification claims against the Company. On February 4, 1994 the Taxpayer filed for protection under the Companies Creditors Arrangement Act and sought approval of a plan of compromise or arrangement with its creditors. On May 10, 1994, the Ontario Court (General Division) approved the Taxpayer's plan of compromise or arrangement, subject to the settlement agreement. Pursuant to the settlement agreement, the Company has deposited, in full satisfaction of the Taxpayer's and the Department's claims, $1.8 million (Canadian) with an escrow agent, pending entry by the Canadian Treasury Board of a Remission Order approving the terms of the settlement agreement. The Company had previously made a provision for its liability to the Taxpayer in an amount greater than its payment under the settlement agreement. If the Remission Order has not been entered by August 31, 1994, the settlement agreement will have no effect and the Company's payment will be returned to it.

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       At April 30, 1994 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                          Arrearage
                                                -----------------------------------

                               Date Dividends     Beginning        This      End of
       Class of Stock          Paid to           of Quarter     Quarter     Quarter
       ----------------------------------------------------------------------------
       $2.30 Series 1          October 31, 1993    $ 21,438    $ 21,438    $ 42,876
       $4.75 Series 3          October 31, 1993      23,313      23,313      46,626
       $4.75 Series 4          October 31, 1993      19,489      19,489      38,978
       $1.50 Subordinated Cumulative
         Preferred             October 31, 1993      11,219      11,219      22,438
       ----------------------------------------------------------------------------
       Totals                                      $ 75,459    $ 75,459    $150,918
       ============================================================================


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits

         (11)  Computation of earnings per common and common share equivalent.

       REPORTS ON FORM 8-k
       None

       SIGNATURE
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Genesco Inc.

       /s/ Robert E. Brosky
       --------------------
       Robert E. Brosky
       Controller and Chief Accounting Officer
       June 13, 1994