Form 10-Q
period 1994-07-31
GENESCO INC
filed 1994-09-14
CIK 18498

                                                                       GENESCO
                                                                       (LOGO)



(Mark One)                            FORM 10-Q
/x/                Quarterly Report Pursuant To

                     Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                              For Quarter Ended
                                  July 31, 1994

/ /               Transition Report Pursuant To
                     Section 13 or 15(d) of the
                Securities Exchange Act of 1934

             Securities and Exchange Commission
                         Washington, D.C. 20549
                     Commission File No. 1-3083


                                               --------------------------------

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

                                               --------------------------------

                                               Indicate by check mark whether
                                               the registrant (1) has filed all
                                               reports required to be filed by
                                               Section 13 or 15(d) of the
                                               Securities Exchange Act of 1934
                                               during the preceding 12 months
                                               (or such shorter period that the
                                               registrant was required to file
                                               such reports with the
                                               Commission) and (2) has been
                                               subject to such filing
                                               requirements for the past 90
                                               days. Yes  X   No
                                                        ------   ------





- - ---------------------------------------------------------
Common Shares Outstanding September 2, 1994 -  24,822,200

INDEX
- - --------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
- - --------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                     3
- - --------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - July 31, 1994, January 31, 1994 and
  July 31, 1993                                                                                                    3
- - --------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months and Six Months Ended
  July 31, 1994 and 1993                                                                                           4
- - --------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months and Six Months Ended
  July 31, 1994 and 1993                                                                                           5
- - --------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1994 and Six Months Ended July 31, 1994                                                              6
- - --------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                         7
- - --------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                           17
- - --------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                       30
- - --------------------------------------------------------------------------------------------------------------------
Signature                                                                                                         32
- - --------------------------------------------------------------------------------------------------------------------

                                       PART I - FINANCIAL INFORMATION

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Balance Sheet
                                       In Thousands



- - -------------------------------------------------------------------------------------------------------------------
                                                                  JULY 31,          JANUARY 31,            JULY 31,
                                                                      1994                 1994                1993
- - -------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                   $  5,015             $  3,625            $  2,426
Accounts receivable                                                 84,796               66,006              87,528
Inventories                                                        153,513              155,120             175,472
Other current assets                                                 7,228                5,839               8,107
- - -------------------------------------------------------------------------------------------------------------------
Total current assets                                               250,552              230,590             273,533
- - -------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                 41,177               42,909              45,823
Goodwill and other intangibles                                      18,517               18,590              19,434
Other non-current assets                                            16,802               17,297              18,608
- - -------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $327,048             $309,386            $357,398
===================================================================================================================


- - -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - -------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Notes payable                                                     $  3,095             $     69            $  1,371
Current payments on capital leases                                   2,375                2,365               2,132
Accounts payable and accrued liabilities                            66,380               68,062              55,210
- - -------------------------------------------------------------------------------------------------------------------
Total current liabilities                                           71,850               70,496              58,713
- - -------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     114,000               90,000             102,000
Capital leases                                                      11,367               12,888              13,344
Other long-term liabilities                                         34,214               37,279              24,162
Contingent liabilities                                                   -                    -                   -
SHAREHOLDERS' EQUITY:
  Non-redeemable preferred stock                                     7,954                8,064               8,188
  Common shareholders' equity:
    Par value of issued shares                                      24,822               24,793              24,668
    Additional paid-in capital                                     121,634              121,634             120,995
    Retained earnings (deficit)                                    (26,579)             (23,241)             28,329
    Minimum pension liability                                       (9,964)              (9,964)                -0-
    Treasury shares, at cost                                       (17,857)             (17,857)            (17,857)
    Foreign currency translation adjustments                        (4,393)              (4,706)             (5,144)
- - -------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                          95,617               98,723             159,179
- - -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $327,048             $309,386            $357,398
===================================================================================================================



The accompanying Notes are an integral part of these Financial Statements.

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Earnings
                                       In Thousands



- - ----------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JULY 31,                      JULY 31,
                                                                ------------------           -------------------
                                                                1994          1993          1994            1993
- - ----------------------------------------------------------------------------------------------------------------
Net sales                                                   $140,953      $146,059      $271,585        $274,443
Cost of sales                                                 96,932        94,059       184,223         175,740
Selling and administrative expenses                           45,901        49,296        89,322          94,326
- - ----------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                                   (1,880)        2,704        (1,960)          4,377
- - ----------------------------------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                             3,093         2,690         5,899           5,081
  Other expense (income), net                                     71           (79)         (283)           (106)
  Gain on divestiture                                         (4,900)         (677)       (4,900)           (677)
- - ----------------------------------------------------------------------------------------------------------------
Total other expenses (income), net                            (1,736)        1,934           716           4,298
- - ----------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting principle                      (144)          770        (2,676)             79
Income taxes                                                     372           314           513             365
- - ----------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle                                          (516)          456        (3,189)           (286)
Extraordinary loss from
  early retirement of debt                                       -0-          (240)          -0-            (240)
Postretirement benefits*                                         -0-           -0-           -0-          (2,273)
- - ----------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                          $  (516)     $    216      $ (3,189)       $ (2,799)
================================================================================================================

Earnings (loss) per common share:
  Before extraordinary loss and
    cumulative effect of change in
    accounting principle                                     $  (.02)     $    .02      $   (.14)       $   (.02)
  Extraordinary loss                                         $   .00      $   (.01)     $    .00        $   (.01)
  Postretirement benefits*                                   $   .00      $    .00      $    .00        $   (.09)
  Net earnings (loss)                                        $  (.02)     $    .01      $   (.14)       $   (.12)
================================================================================================================

 *Reflects the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106 (see Note 1).

The accompanying Notes are an integral part of these Financial Statements.

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Cash Flows
                                       In Thousands


- - ------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JULY 31,                          JULY 31,
                                                                    ------------------               -------------------
                                                                    1994          1993                1994          1993
- - ------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                             $   (516)     $    216            $ (3,189)     $ (2,799)
Noncash charges to earnings:
  Depreciation and amortization                                    2,454         2,545               4,947         5,064
  Gain on divestiture                                             (4,900)         (677)             (4,900)         (677)
  Postretirement benefits                                            -0-           -0-                 -0-         2,273
  Provision for losses on accounts receivable                        838           (45)              1,255           527
  Other                                                              535           415                 598           583
- - ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
  working capital and other changes                               (1,589)        2,454              (1,289)        4,971
Effect on cash of changes in working
  capital and other assets and liabilities:
     Accounts receivable                                          (9,964)       (8,931)            (20,045)      (16,312)
     Inventories                                                   5,031        (8,995)              1,607       (23,931)
     Other current assets                                           (475)       (1,430)             (1,389)       (1,304)
     Accounts payable and accrued liabilities                       (206)       (1,294)             (2,383)      (10,579)
     Other assets and liabilities                                   (269)       (2,306)              1,041        (1,129)
- - ------------------------------------------------------------------------------------------------------------------------
Net cash used in operations                                       (7,472)      (20,502)            (22,458)      (48,284)
- - ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                            (1,631)       (1,754)             (3,195)       (3,400)
  Proceeds from disposal of plant and equipment                    1,614            84               1,770            99
- - ------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (17)       (1,670)             (1,425)       (3,301)
- - ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term borrowings                                               -0-         1,299                 -0-        76,299
  Net borrowings (repayments) under
    revolving credit agreement                                     8,000        25,000              24,000         5,000
  Net change in short-term borrowings                              1,263          (299)              3,026         1,371
  Payments of long-term debt                                         -0-           -0-                 -0-       (32,000)
  Payments on capital leases                                        (894)         (472)             (1,511)         (928)
  Exercise of options and warrants                                   -0-         1,275                   6         7,194
  Redemption of Mitre U.K. B shares                                  -0-        (5,000)                -0-        (5,000)
  Deferred note expense                                              -0-            (9)                -0-        (2,559)
  Dividends paid                                                     -0-           (78)                -0-          (155)
  Other                                                              -0-           (18)               (248)          (28)
- - ------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          8,369        21,698              25,273        49,194
- - ------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                        880          (474)              1,390        (2,391)
Cash and short-term investments at
  beginning of period                                              4,135         2,900               3,625         4,817
- - ------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                $  5,015      $  2,426            $  5,015      $  2,426
========================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                      $    814      $    375            $  5,343      $  1,243
  Income taxes                                                       135           316                (134)          364
========================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Shareholders' Equity
                                       In Thousands





- - ---------------------------------------------------------------------------------------------------------------------
                                                                                      FOREIGN      MINIMUM      TOTAL
                              TOTAL                        RETAINED                  CURRENCY      PENSION     SHARE-
                          PREFERRED    COMMON    PAID-IN   EARNINGS   TREASURY    TRANSLATION    LIABILITY   HOLDERS'
                              STOCK     STOCK    CAPITAL  (DEFICIT)      STOCK    ADJUSTMENTS   ADJUSTMENT     EQUITY
- - ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993   $  8,305  $ 23,658   $114,706   $ 31,283   $(17,857)      $ (5,044)    $    -0-   $155,051
- - ---------------------------------------------------------------------------------------------------------------------
Exercise of options and
  warrants                      -0-     1,132      6,743        -0-        -0-            -0-          -0-      7,875
Translation adjustment          -0-       -0-        -0-        -0-        -0-            338          -0-        338
Net loss                        -0-       -0-        -0-    (54,292)       -0-            -0-          -0-    (54,292)
Preferred dividends             -0-       -0-        -0-       (232)       -0-            -0-          -0-       (232)
Minimum pension liability
  adjustment                    -0-       -0-        -0-        -0-        -0-            -0-       (9,964)    (9,964)
Other                          (241)        3        185        -0-        -0-            -0-          -0-        (53)
- - ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994   $  8,064  $ 24,793   $121,634   $(23,241)  $(17,857)      $ (4,706)    $ (9,964)  $ 98,723
- - ---------------------------------------------------------------------------------------------------------------------
Exercise of options             -0-         2          4        -0-        -0-            -0-          -0-          6
Translation adjustment          -0-       -0-        -0-        -0-        -0-            313          -0-        313
Net loss                        -0-       -0-        -0-     (3,189)       -0-            -0-          -0-     (3,189)
Other                          (110)       27         (4)      (149)       -0-            -0-          -0-       (236)
- - ---------------------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1994      $  7,954  $ 24,822   $121,634   $(26,579)  $(17,857)      $ (4,393)    $ (9,964)  $ 95,617
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

CASH AND SHORT-TERM INVESTMENTS
There were no short-term investments at January 31, 1994 or July 31, 1994. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts. At July 31, 1994 and January 31, 1994, the Company had approximately $11.8 million and $7.1 million, respectively, of such contracts outstanding. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company continually monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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


NOTE 3

ACCOUNTS RECEIVABLE
- - ---------------------------------------------------------------------------------------------------------------
                                                                            JULY 31,                JANUARY 31,
IN THOUSANDS                                                                    1994                       1994
- - ---------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                   $ 86,907                  $ 67,174
Miscellaneous receivables                                                      2,926                     3,406
- - --------------------------------------------------------------------------------------------------------------
Total receivables                                                             89,833                    70,580
Allowance for bad debts                                                       (2,570)                   (2,065)
Other allowances                                                              (2,467)                   (2,509)
- - --------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                     $ 84,796                  $ 66,006
==============================================================================================================

On July 31, 1994, approximately 4% of the Company's trade receivables are from retailers who have been acquired in leveraged buy-out transactions. The Company closely monitors these receivables.


NOTE 4

INVENTORIES
- - ---------------------------------------------------------------------------------------------------------------
                                                                            JULY 31,                JANUARY 31,
IN THOUSANDS                                                                    1994                       1994
- - ---------------------------------------------------------------------------------------------------------------
Raw materials                                                               $ 18,393                  $ 21,305
Work in process                                                               11,874                    15,786
Finished goods                                                                73,289                    71,981
Retail merchandise                                                            49,957                    46,048
- - --------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                           $153,513                  $155,120
==============================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 5

PLANT, EQUIPMENT AND CAPITAL LEASES, NET
- - -----------------------------------------------------------------------------------------------------------
                                                                             JULY 31,           JANUARY 31,
IN THOUSANDS                                                                     1994                  1994
- - -----------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                      $    487              $    485
   Buildings and building equipment                                             5,558                 5,830
   Machinery, furniture and fixtures                                           43,856                45,105
   Construction in progress                                                     2,523                 1,550
   Improvements to leased property                                             41,280                43,474
Capital leases:
   Land                                                                           592                   592
   Buildings                                                                   10,449                11,203
   Machinery, furniture and fixtures                                            9,624                10,324
- - -----------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                  114,369               118,563
Accumulated depreciation and amortization:
   Plant and equipment                                                        (62,328)              (64,642)
   Capital leases                                                             (10,864)              (11,012)
- - -----------------------------------------------------------------------------------------------------------
Net Plant, Equipment and Capital Leases                                      $ 41,177              $ 42,909
===========================================================================================================

NOTE 6
CREDIT FACILITIES

The Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately U.S. $7,634,000 at July 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4,300,000 pounds sterling by the Company, permits borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The bank has extended this credit facility for one month beyond its September 14, 1994 expiration date pending negotiation of a new agreement.

On April 8, 1993 the Company entered into a letter of credit agreement, which was amended January 31, 1994 and April 5, 1994, with a foreign bank under which up to $10,000,000 in letters of credit are available for issuance to the Company's suppliers in connection with the importation of foreign goods. The agreement provides for the issuance through October 6, 1994 of letters of credit payable for periods not exceeding 180 days. At July 31, 1994, there was $8,687,000 of credit available under the letter of credit agreement. The financial covenants contained in the letter of credit agreement are substantially identical to those contained in the Company's revolving credit agreement. The Company is in negotiation for the renewal of this letter of credit facility for a period of up to six months on substantially the same terms and conditions. See Note 7 for the revolving credit agreement covenants.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 6
CREDIT FACILITIES, CONTINUED

On July 1, 1994 the Company entered into a credit facility with a United States bank under which it may borrow up to $2,000,000. This facility expires on June 30, 1995.


NOTE 7

LONG-TERM DEBT
- - ---------------------------------------------------------------------------------------------------------------
                                                                                JULY 31,           JANUARY 31,
IN THOUSANDS                                                                        1994                   1994
- - ---------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreement
   (weighted average interest rate at:
       July 31, 1994-6.77%; January 31, 1994-5.56%)                             $ 39,000              $ 15,000
10 3/8% senior notes due February 2003                                            75,000                75,000
- - --------------------------------------------------------------------------------------------------------------
Total long-term debt                                                             114,000                90,000
Current portion                                                                      -0-                   -0-
- - --------------------------------------------------------------------------------------------------------------
TOTAL NON-CURRENT PORTION OF LONG-TERM DEBT                                     $114,000              $ 90,000
===============================================================================================================


REVOLVING CREDIT AGREEMENTS:
On August 2, 1993 the Company entered into a revolving credit agreement with a group of seven banks providing for loans or letters of credit of up to $100 million. The agreement expires August 2, 1996. This agreement replaced the $45 million revolving credit agreement and Genesco's $25 million letter of credit agreement in effect at July 31, 1993. The repayment of the revolving credit borrowings under the $45 million credit agreement resulted in an extraordinary loss recognized in the second quarter of Fiscal 1994 of $240,000. Loan borrowings for the quarter ended on July 31, 1994 under the revolving credit agreements averaged $34,516,000 at a rate of 6.60% with a maximum month end borrowing of $39,000,000. Outstanding letters of credit at July 31, 1994 were $11,881,000.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
LONG-TERM DEBT, CONTINUED

The amended credit agreement requires the Company to maintain (i) a ratio of Consolidated Current Assets to Consolidated Current Liabilities of not less than 2.5 to 1.0 at the end of any quarter; (ii) a Consolidated Tangible Net Worth at the end of the 2nd, 3rd, and 4th quarter of not less than $73,000,000, $80,000,000 and $89,000,000, respectively for Fiscal 1995, and not less than $89,000,000 for each quarter of Fiscal 1996 increasing each fiscal year thereafter, on a cumulative basis, by an amount equal to 50% of positive Consolidated Net Income for the preceding fiscal year, without reduction for cumulative net losses; (iii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.0 with respect to the fiscal year ending January 31, 1995, or less than 1.25 with respect to any fiscal year thereafter, unless during the fourth fiscal quarter the Company reduces the principal amount of loans outstanding under the agreement to not more than $10,000,000 for at least 30 consecutive days and (iv) the ratio of Consolidated Senior Funded Indebtedness to Total Capital of not more than 0.60 to 1.0 during the first three quarters of each fiscal year and 0.55 to 1.0 at the end of each fiscal year except at July 31, 1994 the ratio of not more than 0.63 to 1.0 is permitted.

The revolving credit agreement contains other covenants which restrict the payment of dividends and other payments with respect to capital stock and annual capital expenditures may not exceed $20,000,000, subject to certain exceptions. The Company was in compliance with the financial covenants contained in the amended revolving credit agreement at July 31, 1994.

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

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on July 31, 1994, is $58,875,000.

The indenture under which the notes were issued limits the incurrence of indebtedness, the making of restricted payments, the restricting of subsidiary dividends, transactions with affiliates, liens, sales of assets and transactions involving mergers, sales or consolidations.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 8
LEGAL PROCEEDINGS

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

In addition to the administrative proceedings described above, the Company was named as a defendant in nine civil actions originally filed on behalf of 29 individuals who reside or own property in the vicinity of the site described above. The plaintiffs alleged that the Company is liable for creating a nuisance and a hazardous condition and for negligence based upon the alleged violation of several state and federal environmental statutes. The plaintiffs sought recovery for personal injuries and property damages totalling $17.6 million, punitive damages totalling $19.5 million and certain costs and expenses, including attorneys' fees. Including a settlement concluded with four individuals in September 1994, the Company has concluded settlement agreements with a total of 24 individual plaintiffs, providing for payments by the Company aggregating approximately $675,000 and the purchase of a residence at an appraised value of approximately $170,000. The claims dismissed pursuant to the settlement agreements involve approximately $11.6 million in alleged compensatory damages and $13.5 million in punitive damages. In light of the settlements already reached, management believes that resolution of the remaining actions will not have a material adverse effect on either the Company's results of future operations or on its financial condition.

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


NOTE 8
LEGAL PROCEEDINGS, CONTINUED

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

On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York (the "U.S. District Court Action"). The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgment filed on behalf of the plaintiffs. The Company and the individual defendants intend to vigorously defend the U.S. District Court Action. The Company is unable to predict if the U.S. District Court Action will have a material adverse effect on the Company's results of operations or financial condition.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS, CONTINUED

The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee (the "Chancery Court Action"). The Chancery Court Action was commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares. The Chancery Court determined that the fair values of a share of series 2 was $131.32 and of a share of the series 3 was $193.11 (which amounts are in excess of the mandatory redemption and liquidation values of a share of series 2 subordinated serial preferred stock and of the optional redemption and liquidation values of a share of series 3 subordinated serial preferred stock), compared with $91 a share for the series 2 and $46 a share for the series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994. The dissenting shareholder has filed an application with the Chancery Court for legal fees and expenses of approximately $800,000. The Company believes the amount is excessive and that some of such expenses are unjustified and is opposing the application. On August 18, 1994, a special master recommended to the Chancery Court that the dissenting shareholder be awarded a total of approximately $441,000 for fees and expenses.

On May 13, 1993, the landlord of a building in New York City in which the Company was the sole tenant filed a civil action in the Supreme Court of the State of New York claiming that the Company breached the lease for the premises and negligently allowed the premises to deteriorate. The complaint seeks compensatory damages of $2.5 million and punitive damages of $5 million. On June 8, 1993 the Company removed the action to the United States District Court for the Southern District of New York. On September 9, 1994, the Company reached a tentative settlement of all claims in consideration of a payment by the Company of $255,000.

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

                                   GENESCO INC.
                                   AND CONSOLIDATED SUBSIDIARIES
                                   Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS, CONTINUED

The Taxpayer made indemnification claims with respect to all such reassessments pursuant to the indemnification provisions of the stock purchase agreement dated as of January 23, 1987 relating to the sale of the Company's Canadian operations, and the Company assumed the defense of the Taxpayer. On behalf of the Taxpayer, the Company filed notices of objections to all of the reassessments and appealed the confirmation by the Minister of National Revenue of the Federal interest deductibility reassessments by filing a statement of claim in the Federal Court of Canada. The Provincial reassessments will be held in abeyance pending the outcome of the Federal Court action. The Company also filed notices of objection to the withholding tax reassessments on behalf of the Taxpayer.

Any liability finally determined to be owing by the Company as a result of the indemnification provisions of the share purchase agreement would have been subject to an offset of up to Canadian $5,000,000 pursuant to a loan agreement dated February 6, 1987 among the Company, the purchaser and a former stockholder of the purchaser.

On February 4, 1994, the Taxpayer filed for protection under the Companies Creditors Arrangement Act and is seeking approval of a plan of compromise or arrangement with its creditors.

The Company entered into a settlement agreement, dated as of May 4, 1994, with the Taxpayer and the Department and deposited, in full satisfaction of the Department's and the Taxpayer's claims against it, $1.8 million (Canadian) with an escrow agent pending the entry by the Canadian Treasury Board of a remission order approving the terms of the settlement agreement. On May 10, 1994, the Ontario Court (General Division) approved the Taxpayer's plan of compromise or arrangement subject to the settlement agreement. The remission order was entered on August 10, 1994. The Company had previously made a provision for its liability to the Taxpayer in an amount greater than its payment under the settlement agreement, resulting in $4.9 million of additional gain on the divestiture of the Company's Canadian operations.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


SIGNIFICANT DEVELOPMENTS

Restructuring Charge
Certain events and changes in operating strategies in the fourth quarter of the fiscal year ended January 31, 1994 ("Fiscal 1994") led to a decision to restructure certain of the Company's operations and a reassessment of the recoverability of certain assets. As a result, the Company recorded a charge of $29.4 million, for which no tax benefit is currently available. This charge reflected estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs, of which approximately $12 million is expected to be incurred in the fiscal year ending January 31, 1995 ("Fiscal 1995"). The restructuring involves the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). The Company expects to implement substantially all of the restructuring plan in Fiscal 1995. During the six months ended July 31, 1994, the Company closed a footwear plant, completed the closing of 34 retail stores and paid approximately $4.1 million of the consolidation costs. On August 22, 1994, the Company announced the closure of its Verona, Virginia tailored clothing plant in November 1994.

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1995 VS 1994

The Company's net sales in the second quarter ended July 31, 1994 decreased 3.5% from the previous year. Total gross margin for the quarter decreased 15.3% and declined from 35.6% to 31.2% as a percentage of sales. Selling and administrative expenses decreased 6.9% and decreased as a percentage of sales from 33.8% to 32.6%. The pretax loss in the second quarter ended July 31, 1994 was $144,000, compared to pretax earnings of $770,000 in the quarter ended July 31, 1993. The Company reported a net loss of $516,000 ($.02 per share) in the second quarter ended July 31, 1994 compared to net earnings of $216,000 ($.01 per share) last year. The loss includes the recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement in the second quarter of certain claims arising out of that transaction. See Note 8 to the Consolidated Financial Statements. Last year's net earnings were reduced by a $240,000 ($.01 per share) loss from the early retirement of debt.


Footwear Retail

                                                                      Three Months
                                                                      Ended July 31,
                                                                -------------------------
                                                                  1994             1993                  % Change
                                                                --------         --------                --------
                                                                     (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . .      $52,999          $53,798                (1.5%)

   Operating Income   . . . . . . . . . . . . . . . . . . .      $ 2,104          $  (412)                  -

   Operating Margin   . . . . . . . . . . . . . . . . . . .          4.0%            (0.8%)

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


Despite an increase in comparable store sales of approximately 3%, net sales from footwear retail operations declined 1.5% in the quarter ended July 31, 1994 compared to the previous year due to the operation of 7% fewer stores and a $500,000 decline in accessory sales. The average price per pair increased approximately 3%, but unit sales decreased approximately 3%. Gross margin as a percentage of sales increased from 49.6% to 50.7%. Operating expenses decreased 7.4%, primarily due to operation of fewer stores and lower advertising expenses, and decreased as a percentage of sales from 50.4% to 47.4%. Operating income in the fiscal year ending January 31, 1995 does not include operating losses of the retail stores included in the Company's restructuring. Operating income in the second quarter ended July 31, 1993, adjusted to exclude results of the 58 stores included in the restructuring, was $390,000. Operating income of $2,104,000 in the second quarter this year was higher than last year's adjusted operating income due to improved margin as a percentage of sales from lower markdowns and the lower expenses.

The department store chain in which the Company currently operates 82 men's shoe departments recently reported that it is engaged in discussions with another Company concerning a possible merger or other business combination. The Company cannot now predict the extent to which any such acquisition would affect the operation of this profitable leased department business.

Footwear Wholesale & Manufacturing

                                                                      Three Months
                                                                      Ended July 31,
                                                                -------------------------
                                                                  1994             1993             % Change
                                                                --------         --------           --------
                                                                    (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . .       $61,167           $67,238            (9.0%)

   Operating Income   . . . . . . . . . . . . . . . . . .       $ 2,742           $ 5,393           (49.2%)

   Operating Margin   . . . . . . . . . . . . . . . . . .           4.5%              8.0%


Net sales from footwear wholesale and manufacturing operations were $6.1 million (9.0%) lower in the quarter ended July 31, 1994 than in the previous year, reflecting lower sales of the Company's boot, athletic and tanned leather products.

Gross margin as a percentage of sales decreased from 29.3% to 26.2%, primarily due to price reductions to stimulate sales.

Operating expenses decreased 5.4% but increased as a percentage of sales from 21.4% to 22.3%, primarily because of increased bad debt and royalty expenses.

The decline in operating income is due to lower sales in the Company's boot and athletic products combined with price reductions taken to stimulate sales, primarily in boots and in children's shoes.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



Tailored Clothing

                                                                      Three Months
                                                                      Ended July 31,
                                                                -------------------------
                                                                  1994             1993              % Change
                                                                --------         --------            --------
                                                                     (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . .      $26,787          $25,023             7.0%

   Operating Income   . . . . . . . . . . . . . . . . . . .      $(2,801)         $ 1,037              -

   Operating Margin   . . . . . . . . . . . . . . . . . . .        (10.5%)            4.1%


Net sales from tailored clothing operations increased 7.0%. Net sales, excluding those of GCO Apparel Corporation ("GCO Apparel"), which began operations in August 1993, declined by 9.6%.

Gross margin decreased 80% and declined as a percentage of sales from 22.3% to 4.2%. This decline was the result of industry-wide conditions and events described below which occurred in Fiscal 1993 and Fiscal 1994.

The United States market for tailored clothing has been shrinking, reflecting a long-term shift in consumer preferences toward more casual apparel and the increasing market share of lower-cost foreign and domestic, non-union manufacturers at the expense of traditional domestic manufacturers like Greif. In addition, changes have occurred in the traditional channels of distribution for tailored clothing as a result of the consolidation (frequently in leveraged buyouts) of department stores, the declining number of independent men's specialty stores and the growth of off-price clothing merchants. All of these factors have led to increased demands by retailers for lower-priced clothing and promotional pricing.

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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



In the fourth quarter of Fiscal 1994 Greif was notified that its licenses for two Ralph Lauren brands of traditionally-styled clothing would not be renewed after the fall 1994 season and that these brands would be manufactured by a foreign manufacturer and sold at lower price points. This has resulted in price pressure in connection with the sale of the fall 1994 line from retailers.

In addition to the factors described above, tailored clothing gross margin was adversely affected by the inclusion of GCO Apparel's low margin cut, make and trim operations, which were acquired in August 1993, and by the shipment in the quarter of lower-margin products that were produced at Greif in anticipation of a work stoppage in the third quarter of Fiscal 1994.

Operating expenses decreased 15% and decreased as a percentage of sales from 18.1% to 14.4%. The decrease in operating expenses is due to reduced advertising expenses, primarily from reversal of $625,000 of accrued advertising, and lower staff expenses attributable to the restructuring. The reduction in operating income is attributable to lower Greif sales and lower gross margins.

As a result of continuing price pressures, the loss after the fall 1994 season of the Ralph Lauren brands and a decline in orders for the spring and fall 1994 seasons for Greif's other branded tailored clothing products, Greif does not expect to be profitable in Fiscal 1995. The Company believes that Greif must be able to manufacture and market high-quality branded products to up-scale retailers of better men's apparel in order to generate sufficient gross margin to operate profitably. Greif has redesigned and is attempting to market its Perry Ellis and Perry Ellis Portfolio brands and its other branded products in this manner for the spring 1995 season. Greif recently launched a newly designed line of traditionally-styled clothing under the Metropolis brand to replace the Ralph Lauren brands for the spring 1995 season. The plant closure actions provided for in the restructuring charge in the fourth quarter of Fiscal 1994 are expected to be taken in the fourth quarter of Fiscal 1995. On August 22, 1994, the Company announced the closure of its Verona, Virginia tailored clothing plant in November 1994.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



As a result of continuing losses incurred by Greif, the Company is considering various alternatives, including a further restructuring or sale or other disposition of this business. Any reduction in employment of employees covered by collective bargaining agreements beyond that anticipated in the restructuring plan provided for in Fiscal 1994 or the sale of all or a substantial portion of its business and assets could result in the incurrence of withdrawal liability for Greif's portion of accumulated benefits in excess of the assets of the multiemployer pension plan applicable to Greif's covered employees. The maximum liability, and the corresponding maximum charge to earnings, that would result from a permanent cessation of Greif's obligation to contribute to the multiemployer plan or a cessation of all operations covered by collective bargaining agreements is estimated to have a present value of approximately $15.7 million in Fiscal 1995. A 70% decline in Greif's contributions to the multiemployer plan or the permanent cessation of the obligation to contribute to the plan with respect to a facility could constitute a "partial withdrawal" and result in recognition of a portion of the withdrawal liability calculated on the basis of the decline in hours worked. The period over which any such withdrawal liability would have to be paid is based on the average number of historical hours worked and the contribution rate per hour but cannot exceed 20 years. Any transaction involving a disposition of the assets of Greif's business would likely result in a failure to realize the full value of assets employed in Greif's business and the incurrence of other significant liabilities not included in the Fiscal 1994 restructuring provision.

Corporate and Interest Expenses

Corporate and other expenses were $4.0 million compared to $3.2 million for the same period last year, an increase of 23%. Included in this year's corporate and other expenses is a $700,000 provision for environmental litigation. Excluding the provision for environmental litigation, the increase in corporate expenses is due to higher professional fees that more than offset lower compensation expenses due to the layoffs related to the restructuring and other staff reductions that occurred after the first quarter in Fiscal 1994.

Interest expense increased $403,000, or 15%, from the second quarter of last year because of an increase in average outstanding indebtedness under the Company's revolving credit agreement and higher average interest rates under that agreement.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31 FISCAL 1995 VS 1994

The Company's net sales for the six months ended July 31, 1994 decreased 1.0% from the previous year. Total gross margin for the six months decreased 11.5% and declined from 36.0% to 32.2% as a percentage of sales. Selling and administrative expenses decreased 5.3% and decreased as a percentage of sales from 34.4% to 32.9%. The pretax loss in the six months ended July 31, 1994 was $2.7 million, compared to pretax earnings of $79,000 last year. The Company reported a net loss of $3.2 million ($.14 per share) in the six months ended July 31, 1994 compared to a net loss of $2.8 million ($.12 per share) last year. The loss for the six months ended July 31, 1994 includes the recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement in the second quarter of certain claims arising out of that transaction. See Note 8 to the Consolidated Financial Statements. Last year's net loss includes a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106 and an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt.

Footwear Retail

                                                                        Six Months
                                                                      Ended July 31,
                                                                -------------------------
                                                                  1994             1993             % Change
                                                                --------         --------           --------
                                                                     (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . .     $100,771         $102,343            (1.5%)

   Operating Income   . . . . . . . . . . . . . . . . . . .     $  3,412         $    436             683%

   Operating Margin   . . . . . . . . . . . . . . . . . . .          3.4%             0.4%


Despite an increase in comparable store sales of approximately 3%, net sales from footwear retail operations declined 1.5% in the six months ended July 31, 1994 compared to the previous year due to the operation of 6% fewer stores and a $1.7 million decline in accessory sales. The average price per pair and unit sales were flat for the six months. Gross margin as a percentage of sales increased from 50.6% to 51.1%. Operating expenses decreased 4.8%, primarily due to operation of fewer stores and lower advertising expenses, and decreased as a percentage of sales from 50.2% to 48.5%. Operating income in the fiscal year ending January 31, 1995 does not include operating losses of the retail stores included in the Company's restructuring. Operating income in the first six months ended July 31, 1993, adjusted to exclude results of the 58 stores included in the restructuring, was $1,859,000. Current operating income of $3,412,000 in the first six months this year was higher than last year's adjusted operating income due to improved margin as a percentage of sales from lower markdowns and the lower expenses.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



Footwear Wholesale & Manufacturing

                                                                      Six Months
                                                                     Ended July 31,
                                                                -------------------------
                                                                  1994             1993             % Change
                                                                --------         --------           --------
                                                                     (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . .       $113,616          $121,936            (6.8%)

   Operating Income   . . . . . . . . . . . . . . . . . .       $  4,667          $  8,668           (46.2%)

   Operating Margin   . . . . . . . . . . . . . . . . . .            4.1%              7.1%


Net sales from footwear wholesale and manufacturing operations were $8.3 million (6.8%) lower in the six months ended July 31, 1994 than in the previous year, reflecting primarily lower sales of the Company's boot products and to a lesser extent lower sales of athletic products.

Gross margin as a percentage of sales decreased from 28.7% to 26.0%, primarily due to volume-related manufacturing variances and price reductions to stimulate sales.

A sharp decline in the sale of boots led to a decision in the latter part of Fiscal 1994 to curtail the production of boots. See "Significant Developments-Restructuring Charge" above. Despite the closing of a boot plant in the first quarter of Fiscal 1995, the lower volume of boots manufactured in the second quarter of Fiscal 1995 resulted in underabsorption of overhead and negative manufacturing variances. Record boot sales in the first quarter last year resulted in positive manufacturing variances in the Company's boot plants.


Operating expenses decreased 4.6% but increased slightly as a percentage of sales from 21.8% to 22.3%, primarily because of increased royalty and bad debt expenses.

The decline in operating income is due to lower boot sales combined with price reductions taken to stimulate sales of boots and children's shoes.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



Tailored Clothing

                                                                        Six Months
                                                                      Ended July 31,
                                                                -------------------------
                                                                  1994             1993             % Change
                                                                --------         --------           --------
                                                                     (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . .      $57,198          $50,164            14.0%

   Operating Income   . . . . . . . . . . . . . . . . . . .      $(2,940)         $ 2,223              -

   Operating Margin   . . . . . . . . . . . . . . . . . . .         (5.1%)            4.4%


For discussion of industry-wide conditions and developments in The Greif Companies in Fiscal 1993 and 1994 and their effect on Greif's business and prospects, see "Results of Operations-Second Quarter Fiscal 1995 vs 1994-Tailored Clothing."

Net sales from tailored clothing operations increased 14.0%. Net sales, excluding those of GCO Apparel Corporation ("GCO Apparel") which began operations in August 1993, declined by 5.5%. Gross margin decreased 47% and declined as a percentage of sales from 23.6% to 11.0%.

Tailored clothing gross margin was adversely affected by the inclusion of GCO Apparel's low margin cut, make and trim operations which were acquired in August 1993 and was adversely affected by the shipment in the first six months of lower-margin products that were produced at Greif in anticipation of a work stoppage in the third quarter of Fiscal 1994.

Operating expenses decreased 6% and decreased as a percentage of sales from 19.1% to 15.8%. The decrease in operating expenses is due to reduced advertising expenses, primarily from reversal of $625,000 of accrued advertising, and lower staff expenses attributable to the restructuring. The reduction in operating income is attributable to lower Greif sales and lower gross margins.


Corporate and Interest Expenses
Corporate and other expenses were $6.8 million compared to $6.8 million for the same period last year. Included in this year's corporate and other expense is a $700,000 provision for environmental litigation. Excluding the provision for environmental litigation, the decrease in corporate expenses is due to lower compensation expenses due to the layoffs related to the restructuring and other staff reductions that occurred after the first quarter in Fiscal 1994 and due to the accrual of $400,000 for bonuses in the first half of last year that were not accrued this year.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



Interest expense increased $818,000, or 16%, from the first six months of last year because of an increase in average outstanding indebtedness under the Company's revolving credit agreement and higher average interest rates under that agreement.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                             July 31,
                                                                                     ------------------------
                                                                                      1994              1993
                                                                                     ------            ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5.0          $  2.4
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $178.7          $214.8
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $114.0          $102.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.5x            4.7x
- - ---------------


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $22.5 million in the first six months of Fiscal 1995 compared to $48.3 million used by operating activities last year. The $25.8 million improvement in cash flow from operating activities between the first six months of Fiscal 1995 and the first six months of Fiscal 1994 reflects (i) reduced retail inventory from store closings, (ii) lower tailored clothing inventory as a result of anticipated lower Greif sales and reduced raw material purchases for the spring 1995 season (see "Backlog"), (iii) improved footwear inventory management and (iv) changes in accounts payable resulting from changes in buying patterns (i.e., changes in the timing of purchases and receipts).

A $1.6 million decrease in inventories from January 31, 1994 levels was due primarily to lower tailored clothing inventory that more than offset normal seasonal increases. The $22.0 million decrease in inventories compared with July 31, 1993 reflects improved footwear inventory controls, lower tailored clothing inventory and lower retail inventory from store closings.

Accounts receivable at July 31, 1994 increased $18.8 million compared to January 31, 1994, primarily from seasonal increases and extended terms given to meet competitive pressures. Accounts receivable at July 31, 1994 were $2.7 million less than at July 31, 1993, due to lower footwear wholesale sales and a change in the sales mix.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


Cash provided (or used) due to changes in accounts payable and accrued liabilities at July 31, 1994 and 1993 is as follows:

                                                                              Six Months Ended July 31,
                                                                         ----------------------------------
   (In Thousands)                                                           1994                      1993
                                                                         -------                  ---------
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,066                  $ (9,545)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .       (3,449)                   (1,034)
                                                                         -------                  --------
                                                                         $(2,383)                 $(10,579)
                                                                         =======                  ========


The fluctuations in accounts payable are due to changes in buying patterns (i.e., changes in the timing of purchases and receipts), payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in the six months ended July 31, 1994 versus the six months ended July 31, 1993 is due primarily to accrued liabilities related to the Company's restructuring.

Revolving credit agreement borrowings during the six months ended July 31, 1994 increased by $24 million to finance seasonal working capital increases, to finance current operations and to fund approximately $4.1 million of costs associated with the Company's restructuring. Revolving credit agreement borrowings during the six months ended July 31, 1993 increased by only $5 million due to the $75 million financing completed February 1, 1993.

Capital Expenditures and Acquisitions

Total capital expenditures in Fiscal 1995 are expected to be approximately $9.1 million. These include expected expenditures of $4.6 million to open approximately 24 new retail stores and to complete 20 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $4.5 million.

On August 12, 1993, GCO Apparel acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar. See Note 2 to the Consolidated Financial Statements. The purchase price was approximately $11.8 million, including $10.9 million of cash and $900,000 of deferred payments to be completed by August 1995. The acquisition was financed through revolving credit agreement borrowings.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



Future Capital Needs

The Company expects that cash provided by operations will be sufficient to fund all of its capital expenditures during Fiscal 1995 and to pay down most of its revolving credit indebtedness under its $100 million credit facility at January 31, 1995. The substantial improvement in cash flow planned for Fiscal 1995 is based upon expected improved operating results and lower working capital needs resulting from better footwear inventory management and substantial liquidation of working capital invested in the tailored clothing business. See "Results of Operations - Second Quarter Fiscal 1995 vs 1994 - Tailored Clothing." Approximately $12 million of consolidation costs that are expected to be incurred in Fiscal 1995 are expected to be offset by cash inflows from liquidation of assets employed in restructured operations.

The Company's tangible net worth for purposes of its revolving credit agreement was $77.2 million at July 31, 1994. The Company is required to maintain a tangible net worth at July 31, 1994, October 31, 1994 and January 31, 1995 of $73 million, $80 million and $89 million, respectively. Compliance with the tangible net worth maintenance covenant in future periods may be affected through earnings or the sale of shares of the Company's capital stock. An election to pursue certain alternative strategies under consideration with respect to Greif (see "Results of Operations --Second Quarter Fiscal 1995 vs 1994 - Tailored Clothing") will require further amendment of the Company's revolving credit agreement. There were $50.9 million of loans and letters of credit outstanding at July 31, 1994.

The restricted payments covenant contained in the Company's revolving credit agreement prohibits the Company from declaring dividends on the Company's capital stock. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company is unable to predict when dividends may be reinstated.

On April 8, 1993, the Company entered into a letter of credit agreement, which was amended on January 31, 1994 and April 5, 1994, with a foreign bank, under which up to $10,000,000 in letters of credit are available for issuance to the Company's suppliers in connection with the importation of foreign goods. The agreement provides for the issuance through October 6, 1994 of letters of credit payable for periods not exceeding 180 days. At July 31, 1994, there was $8.7 million of credit available under this letter of credit agreement. The Company is in negotiation for the renewal of this letter of credit facility for a period of up to six months on substantially the same terms and conditions. While no assurance can be given regarding renewal of this facility, the Company's revolving credit agreement adequately provides for the issuance of letters of credit to meet the Company's current needs.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


The Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $7.6 million at July 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4.3 million pounds sterling by the Company, permits borrowings for working capital of up to
2.0 million pounds sterling, the issuance of letters of credit of up to 3.5 million pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The bank has extended this credit facility for one month beyond its September 14, 1994 expiration date pending negotiation of a new agreement. No assurance can be given regarding renewal of this facility, but the Company's revolving credit agreement provides adequate credit to the Company to meet the current working capital needs of Mitre U.K.

On July 1, 1994 the Company entered into a credit facility with a United States bank under which it may borrow up to $2,000,000. This facility expires on June 30, 1995.

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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations



BACKLOG

On July 31, 1994 the Company's wholesale operations (which accounted for 60% of sales in Fiscal 1994) had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $67.4 million, compared to approximately $89.7 million on July 31, 1993. Of these amounts, approximately $36.0 million and $37.1 million, respectively, were for footwear and approximately $31.4 million and $52.6 million, respectively, were for men's apparel. The backlog of orders is somewhat seasonal, reaching a peak for footwear in the spring and for tailored clothing in the summer. Tailored clothing and footwear operations maintain in-stock programs for selected anticipated high volume styles, but customer orders for tailored clothing are generally received several months in advance of shipping dates.

The order backlog in dollars on July 31, 1994 for footwear wholesale products, which includes tanned leather, was 3% lower than on July 31, 1993. This decrease is attributable to decreases in the order backlog for the Company's boot, athletic and tanned leather products. The majority of orders for footwear and tanned leather is for delivery within 90 days. Therefore, the footwear wholesale products backlog at any one time is not necessarily indicative of a corresponding change in future sales for an extended period of time.

Tailored clothing backlog in dollars on July 31, 1994, consisting primarily of fall 1994 and spring 1995 orders, was 40% lower than on July 31, 1993.
Tailored clothing backlog does not include sales anticipated under GCO Apparel's cut, make and trim agreement. The Company believes that the decrease in tailored clothing backlog is attributable to (i) general market conditions throughout the tailored clothing industry, (ii) product quality problems in Fiscal 1994 arising out of the Company's efforts to redesign and manufacture certain products to meet retailer demands for lower-cost, branded products,
(iii) the Company's decision to reduce sales to off-price retailers (iv) retailer concerns regarding the pricing of the Chaps by Ralph Lauren line by the new licensee and (v) the impact of the loss of the Ralph Lauren licenses for the spring 1995 season. The Company expects the lower level of demand for its tailored clothing products to continue through Fiscal 1995.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into a settlement agreement dated as of May 4, 1994 with the corporate successor to the purchaser of the Company's Canadian operations (the Taxpayer") and with the Canadian Department of National Revenue (the "Department") in connection with tax reassessments by the Department for which the Taxpayer had made indemnification claims against the Company. On February 4, 1994 the Taxpayer filed for protection under the Companies Creditors Arrangement Act and sought approval of a plan of compromise or arrangement with its creditors. On May 10, 1994, the Ontario Court (General Division) approved the Taxpayer's plan of compromise or arrangement, subject to the settlement agreement. Pursuant to the settlement agreement, the Company deposited, in full satisfaction of the Taxpayer's and the Department's claims, $1.8 million (Canadian) with an escrow agent, pending entry by the Canadian Treasury Board of a remission order approving the terms of the settlement agreement. The remission order was entered on August 10, 1994.

On September 8, 1994 the Company entered into a settlement agreement with members of the Smith family who were among the 29 individual plaintiffs who brought private civil actions arising out of alleged contamination of a site in Williamson County, Tennessee.

On September 9, 1994 the Company reached a tenative settlement of a court action brought by a former landlord involving alleged breach by the Company of a lease for property in New York City.

For additional information concerning these settlements, see Note 8 to the Consolidated Financial Statements which is incorporated herein by reference.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At July 31, 1994 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                                                  ARREARAGE
                                                                -------------------------------------------
                                  DATE DIVIDENDS                 BEGINNING             THIS          END OF
CLASS OF STOCK                    PAID TO                       OF QUARTER          QUARTER         QUARTER
- - -----------------------------------------------------------------------------------------------------------
$2.30 Series 1                    October 31, 1993                $ 42,876         $ 21,409        $ 64,285
$4.75 Series 3                    October 31, 1993                  46,626           23,313          69,939
$4.75 Series 4                    October 31, 1993                  38,978           19,489          58,467
$1.50 Subordinated Cumulative
   Preferred                      October 31, 1993                  22,438           11,256          33,694
- - -----------------------------------------------------------------------------------------------------------
TOTALS                                                            $150,918         $ 75,467        $226,385
===========================================================================================================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 22, 1994, shares representing a total of 24,513,669 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

 (1) elected eight directors nominated by the board of directors by the following votes:

                                                                                            Votes
                                                                Votes "For"              "Withheld"
                                                                -----------              ----------
           David M. Chamberlain                                 21,454,292                657,068
           W. Lipscomb Davis, Jr.                               21,465,393                645,967
           John Diebold                                         21,457,989                653,371
           Harry D. Garber                                      21,460,691                650,669
           Joel C. Gordon                                       21,469,149                651,211
           E. Douglas Grindstaff                                21,377,885                723,475
           William A. Williamson, Jr.                           21,457,519                656,841
           William S. Wire II                                   21,340,507                770,853


 (2) ratified the appointment of Price Waterhouse as independent accountants for the fiscal year ending January 31, 1995 by a vote of 21,652,994 for, 262,168 against, with 196,198 abstentions: and

 (3) defeated a shareholder proposal requesting the board to take steps to provide for cumulative voting in the election of directors by a vote of 7,421,999 for, 7,882,844 against, with 255,746 abstentions and 6,550,771 not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   (11)    Computation of earnings per common and common share equivalent.
   (27)    Financial Data Schedule

______________

REPORTS ON FORM 8-K
None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ Robert E. Brosky


Robert E. Brosky
Controller and Chief Accounting Officer
September 14, 1994