Form 10-Q
period 1994-10-31
GENESCO INC
filed 1994-12-15
CIK 18498

                                                                         GENESCO
                                                                          [LOGO]
- --------------------------------------------------------------------------------
(Mark One)                   Form 10-Q
   [X]    Quarterly Report Pursuant To
            Section 13 or 15(d) of the
       Securities Exchange Act of 1934
                     For Quarter Ended
                      October 31, 1994

   [ ]   Transition Report Pursuant To
            Section 13 or 15(d) of the
       Securities Exchange Act of 1934

    Securities and Exchange Commission
                Washington, D.C. 20549
            Commission File No. 1-3083



                                      -----------------------------------------

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

                                      -----------------------------------------

                                      Indicate by check mark whether the
                                      registrant (1) has filed all reports
                                      required to be filed by Section 13 or 15
                                      (d) of the Securities Exchange Act of
                                      1934 during the preceding 12 months
                                      (or such shorter period that the
                                      registrant was required to file such
                                      reports with the Commission) and (2) has
                                      been subject to such filing requirements
                                      for the past 90 days. Yes  X     No
                                                                ---       ---




- --------------------------------------------------------
Common Shares Outstanding December 9, 1994 -  24,343,663

INDEX
- --------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
- --------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information
- --------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - October 31, 1994, January 31, 1994 and
  October 31, 1993                                                                                                 3
- --------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months and Nine Months Ended
  October 31, 1994 and 1993                                                                                        4
- --------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months and Nine Months Ended
  October 31, 1994 and 1993                                                                                        5
- --------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1994 and Nine Months Ended October 31, 1994                                                          6
- --------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                         7
- --------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                           22
- --------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                       33
- --------------------------------------------------------------------------------------------------------------------
Signature                                                                                                         35
- --------------------------------------------------------------------------------------------------------------------

                                 PART I - FINANCIAL INFORMATION

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Balance Sheet
                                 In Thousands



- -------------------------------------------------------------------------------------------------------------------
                                                               OCTOBER 31,          JANUARY 31,         OCTOBER 31,
                                                                      1994                 1994                1993
- -------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                   $  5,619             $  3,625            $  2,097
Accounts receivable                                                 41,797               66,006              89,470
Inventories                                                         98,721              155,120             176,218
Other current assets                                                 4,848                5,839               9,897
Current assets of operations to be divested                         72,911                  -0-                 -0-
- -------------------------------------------------------------------------------------------------------------------
Total current assets                                               223,896              230,590             277,682
- -------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                 28,502               42,909              49,330
Goodwill and other intangibles                                         -0-               18,590              26,280
Other noncurrent assets                                             16,037               17,297              19,240
Noncurrent assets of operations to be
 divested                                                           19,298                  -0-                 -0-
- -------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $287,733             $309,386            $372,532
===================================================================================================================


- -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current payments on capital leases                                $  2,413             $  2,365            $  2,179
Accounts payable and accrued liabilities                            74,354               62,723              61,186
Provision for discontinued operations                               24,898                5,408                 -0-
- -------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          101,665               70,496              63,365
- -------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     110,000               90,000             114,000
Capital leases                                                      10,750               12,888              12,855
Other long-term liabilities                                         35,740               36,168              25,492
Provision for discontinued operations                               22,700                1,111                 -0-
Contingent liabilities                                                   -                    -                   -
SHAREHOLDERS' EQUITY:
  Non-redeemable preferred stock                                     7,942                8,064               8,131
  Common shareholders' equity:
    Par value of issued shares                                      24,832               24,793              24,795
    Additional paid-in capital                                     121,664              121,634             121,612
    Retained earnings (deficit)                                   (119,739)             (23,241)             25,168
    Minimum pension liability                                       (9,964)              (9,964)                -0-
    Treasury shares, at cost                                       (17,857)             (17,857)            (17,857)
    Foreign currency translation adjustments                           -0-               (4,706)             (5,029)
- -------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           6,878               98,723             156,820
- -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $287,733             $309,386            $372,532
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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Earnings
                                 In Thousands



- ----------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       OCTOBER 31,                   OCTOBER 31,
                                                            ----------------------      ------------------------
                                                                1994          1993          1994            1993
- ----------------------------------------------------------------------------------------------------------------
Net sales                                                   $123,199      $123,689      $337,586        $347,968
Cost of sales                                                 76,842        76,401       210,166         213,812
Selling and administrative expenses                           43,524        46,033       123,836         130,763
Restructuring charge                                          22,114           -0-        22,114             -0-
- ----------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                                  (19,281)        1,255       (18,530)          3,393
- ----------------------------------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                             3,207         3,019         9,106           8,100
  Other expense (income), net                                    262           500          (250)            378
  Gain on divestiture                                            -0-           -0-        (4,900)           (677)
- ----------------------------------------------------------------------------------------------------------------
Total other expenses (income), net                             3,469         3,519         3,956           7,801
- ----------------------------------------------------------------------------------------------------------------
Loss before income taxes, discontinued
  operations, extraordinary loss and
  cumulative effect of change in
  accounting principle                                       (22,750)       (2,264)      (22,486)         (4,408)
Income taxes                                                     223           105           736             470
- ----------------------------------------------------------------------------------------------------------------
Loss before discontinued operations,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                                                  (22,973)       (2,369)      (23,222)         (4,878)
Discontinued operations:
  Operating income (loss)                                     (1,600)         (715)       (4,540)          1,508
  Provision for future losses                                (68,587)          -0-       (68,587)            -0-
- ----------------------------------------------------------------------------------------------------------------
Loss before extraordinary loss and
  cumulative effect of change in
  accounting principle                                       (93,160)       (3,084)      (96,349)         (3,370)
Extraordinary loss from
  early retirement of debt                                       -0-           -0-           -0-            (240)
Postretirement benefits*                                         -0-           -0-           -0-          (2,273)
- ----------------------------------------------------------------------------------------------------------------
NET LOSS                                                    $(93,160)     $ (3,084)     $(96,349)       $ (5,883)
================================================================================================================

Earnings (loss) per common share:
  Before discontinued operations,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                                                $  (.95)     $   (.10)      $   (.96)      $   (.21)
  Discontinued operations                                  $ (2.88)     $   (.03)      $  (3.01)      $    .06
  Extraordinary loss                                       $   .00      $    .00       $    .00       $   (.01)
  Postretirement benefits*                                 $   .00      $    .00       $    .00       $   (.09)
  Net loss                                                 $ (3.83)     $   (.13)      $  (3.97)      $   (.25)
==============================================================================================================

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Cash Flows
                                 In Thousands


- ------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           OCTOBER 31,                       OCTOBER 31,
                                                                ----------------------            ----------------------
                                                                    1994          1993                1994          1993
- ------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net loss                                                        $(93,160)     $ (3,084)           $(96,349)     $ (5,883)
Noncash charges to earnings:
  Provision for discontinued operations                           68,587           -0-              68,587           -0-
  Restructuring charge                                            22,114           -0-              22,114           -0-
  Depreciation and amortization                                    2,500         2,777               7,447         7,841
  Provision for deferred income taxes                              1,404           -0-               1,404           -0-
  Gain on divestiture                                                -0-           -0-              (4,900)         (677)
  Postretirement benefits                                            -0-           -0-                 -0-         2,273
  Provision for losses on accounts receivable                          7           397               1,262           924
  Loss on retirement of debt                                         -0-           -0-                 -0-           240
  Other                                                             (198)          956                 400         1,299
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
  working capital and other changes                                1,254         1,046                 (35)        6,017
Effect on cash of changes in working
  capital and other assets and liabilities
  net of effect of business acquisitions:
    Accounts receivable                                           (2,844)       (2,340)            (22,889)      (18,652)
    Inventories                                                    2,447         1,053               4,054       (22,878)
    Other current assets                                             819        (1,789)               (570)       (3,093)
    Accounts payable and accrued liabilities                       6,220         4,808               3,837        (5,771)
    Other assets and liabilities                                   1,432           639               2,473          (490)
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                          9,328         3,417             (13,130)      (44,867)
- ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                            (1,347)       (2,446)             (4,542)       (5,846)
  Business acquisition                                               -0-       (11,432)                -0-       (11,432)
  Proceeds from disposal of plant and equipment                      275            64               2,045           163
- ------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (1,072)      (13,814)             (2,497)      (17,115)
- ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term borrowings                                               -0-           -0-                 -0-        76,299
  Net borrowings (repayments) under
    revolving credit agreement                                    (4,000)       12,000              20,000        17,000
  Net change in short-term borrowings                             (3,095)       (1,371)                (69)          -0-
  Payments of long-term debt                                         -0-           -0-                 -0-       (32,000)
  Payments on capital leases                                        (578)         (616)             (2,089)       (1,544)
  Exercise of options and warrants                                    23           679                  29         7,873
  Redemption of Mitre U.K. B shares                                  -0-           -0-                 -0-        (5,000)
  Deferred note expense                                              -0-          (550)                -0-        (3,109)
  Dividends paid                                                     -0-           (77)                -0-          (232)
  Other                                                               (2)            3                (250)          (25)
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (7,652)       10,068              17,621        59,262
- ------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                        604          (329)              1,994        (2,720)
Cash and short-term investments at
  beginning of period                                              5,015         2,426               3,625         4,817
- ------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                $  5,619      $  2,097            $  5,619      $  2,097
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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Shareholders' Equity
                                 In Thousands





- ---------------------------------------------------------------------------------------------------------------------------
                                                                                              FOREIGN    MINIMUM      TOTAL
                                     TOTAL                          RETAINED                 CURRENCY    PENSION     SHARE-
                                 PREFERRED     COMMON    PAID-IN    EARNINGS    TREASURY  TRANSLATION  LIABILITY   HOLDERS'
                                     STOCK      STOCK    CAPITAL   (DEFICIT)       STOCK  ADJUSTMENTS ADJUSTMENT     EQUITY
- ---------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993          $  8,305   $ 23,658   $114,706   $  31,283    $(17,857)   $ (5,044)  $    -0-    $155,051
- ---------------------------------------------------------------------------------------------------------------------------
Exercise of options and warrants       -0-      1,132      6,743         -0-         -0-         -0-        -0-       7,875
Translation adjustments                -0-        -0-        -0-         -0-         -0-         338        -0-         338
Net loss                               -0-        -0-        -0-     (54,292)        -0-         -0-        -0-     (54,292)
Preferred dividends                    -0-        -0-        -0-        (232)        -0-         -0-        -0-        (232)
Minimum pension liability adjustment   -0-        -0-        -0-         -0-         -0-         -0-     (9,964)     (9,964)
Other                                 (241)         3        185         -0-         -0-         -0-        -0-         (53)
- ---------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994          $  8,064   $ 24,793   $121,634   $ (23,241)   $(17,857)   $ (4,706)  $ (9,964)   $ 98,723
- ---------------------------------------------------------------------------------------------------------------------------
Exercise of options                    -0-          2          4         -0-         -0-         -0-        -0-           6
Translation adjustments:
  Year-to-date adjustments             -0-        -0-        -0-         -0-         -0-       2,136        -0-       2,136
  Realized in FY 1995 restructuring    -0-        -0-        -0-         -0-         -0-       2,570        -0-       2,570
Net loss                               -0-        -0-        -0-    (96,349)         -0-         -0-        -0-     (96,349)
Other                                (122)         37         26       (149)         -0-         -0-        -0-        (208)
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994          $  7,942   $ 24,832   $121,664  $(119,739)   $(17,857)    $    -0-  $ (9,964)    $  6,878
===========================================================================================================================



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

Certain reclassifications have been made to conform prior years' data to the current presentation.

BASIS OF CONSOLIDATION
All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

CASH AND SHORT-TERM INVESTMENTS
There were no short-term investments at October 31, 1994 or January 31, 1994. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts. At October 31, 1994 and January 31, 1994, the Company had approximately $8.4 million and $7.1 million, respectively, of such contracts outstanding. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 2
FISCAL 1995 RESTRUCTURING

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constitute its entire men's apparel segment.

The 1995 Restructuring provides for the following:
       o     Liquidation of the University Brands children shoes business,
       o     Sale of the Mitre Sports soccer business,
       o Liquidation of The Greif Companies men's tailored clothing business, and
       o Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

The 1995 Restructuring also includes estimated costs of consolidating certain facilities and effecting permanent work force reductions. Implementation of the 1995 Restructuring is expected to be complete within 12 months. It is anticipated that the cash proceeds to be received from implementation of the 1995 Restructuring will slightly exceed the cash costs thereof. Any excess cash will be reinvested in the Company's ongoing businesses.

The total costs to implement the 1995 Restructuring (both cash and non-cash) are expected to be $90.7 million, of which $22.1 million (the "1995 Restructuring Charge") relates to University Brands and Mitre and other costs described below and $68.6 million (the "1995 Restructuring Provision") relates to Greif and GCO Apparel, which constitute the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

The 1995 Restructuring Charge includes $10.7 million in asset write-downs, $2.6 million of foreign currency translation adjustments realization and $8.8 million of other costs, of which $7.2 million are expected to be incurred in the next 12 months. Other costs expected to be incurred beyond 12 months include primarily facility shutdown costs and other contract liabilities and are classified as long-term liabilities in the consolidated balance sheet.

The 1995 Restructuring Provision includes $27.5 million in asset write-downs and $41.1 million of other costs, of which approximately $19.5 million are expected to be incurred in the next 12 months. Other costs include primarily union pension liability, employee severance arrangements, facility shutdown costs and other contract liabilities. Other costs expected to be incurred beyond 12 months, of which the most significant are union pension liabilities and Greif lease costs, are classified as long-term liabilities in the consolidated balance sheet.

The 1995 Restructuring provides for the elimination of the remaining 1,300 jobs in the Company's men's apparel operations and approximately 535 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 2
FISCAL 1995 RESTRUCTURING, CONTINUED

The operating results of the men's apparel segment are shown below:


- -----------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  OCTOBER 31,                   OCTOBER 31,
                                                      -----------------------       -----------------------
IN THOUSANDS                                             1994            1993          1994            1993
- -----------------------------------------------------------------------------------------------------------
Net sales                                             $24,579         $30,407       $81,777         $80,571
Cost of sales and expenses                             26,179          31,122        86,317          79,063
- -----------------------------------------------------------------------------------------------------------
Pretax earnings (loss)                                 (1,600)           (715)       (4,540)          1,508
Income tax benefit                                        -0-             -0-           -0-             -0-
- -----------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                   $(1,600)        $  (715)      $(4,540)        $ 1,508
===========================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 3
BUSINESS ACQUISITION

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

In January 1994, the Company reassessed the recoverability of the $6.9 million of goodwill associated with this acquisition and wrote-off the unamortized portion of the goodwill. On November 3, 1994, the board of directors of the Company, as part of a decision to exit the tailored clothing business, adopted a plan to sell GCO Apparel Corporation (see Note 2).

NOTE 4

ACCOUNTS RECEIVABLE
- --------------------------------------------------------------------------------------------------------------
                                                                         OCTOBER 31,               JANUARY 31,
IN THOUSANDS                                                                    1994                      1994
- --------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                   $ 40,937                  $ 67,174
Miscellaneous receivables                                                      2,940                     3,406
- --------------------------------------------------------------------------------------------------------------
Total receivables                                                             43,877                    70,580
Allowance for bad debts                                                       (1,214)                   (2,065)
Other allowances                                                                (866)                   (2,509)
- --------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                     $ 41,797                  $ 66,006
==============================================================================================================

NOTE 5

INVENTORIES
- --------------------------------------------------------------------------------------------------------------
                                                                         OCTOBER 31,               JANUARY 31,
IN THOUSANDS                                                                    1994                      1994
- ---------------------------------------------------------------------------------------------------------------
Raw materials                                                               $  7,725                  $ 21,305
Work in process                                                                4,605                    15,786
Finished goods                                                                28,335                    71,981
Retail merchandise                                                            58,056                    46,048
- --------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                           $ 98,721                  $155,120
==============================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 6

ASSETS OF OPERATIONS TO BE DIVESTED (AT OCTOBER 31, 1994)
- ---------------------------------------------------------------------------------------------------------------
                                                            DISCONTINUED                 OTHER
IN THOUSANDS                                                  OPERATIONS            OPERATIONS           TOTALS
- ---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Accounts receivable                                           $19,133               $18,587          $37,720
   Inventory                                                      16,158                18,256           34,414
   Other                                                             -0-                   777              777
- ---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             $35,291               $37,620          $72,911
===============================================================================================================
NONCURRENT ASSETS:
Fixed Assets:
   Plant and equipment                                           $ 1,878               $ 1,819          $ 3,697
   Capitalized lease rights                                          -0-                    65               65
Goodwill and other intangibles                                       -0-                15,536           15,536
- ---------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                          $ 1,878               $17,420          $19,298
===============================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 7

PLANT, EQUIPMENT AND CAPITAL LEASES, NET
- -----------------------------------------------------------------------------------------------------------
                                                                          OCTOBER 31,           JANUARY 31,
IN THOUSANDS                                                                     1994                  1994
- -----------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                      $     75              $    485
   Buildings and building equipment                                             2,514                 5,830
   Machinery, furniture and fixtures                                           30,617                45,105
   Construction in progress                                                     1,853                 1,550
   Improvements to leased property                                             37,602                43,474
Capital leases:
   Land                                                                            60                   592
   Buildings                                                                    2,126                11,203
   Machinery, furniture and fixtures                                            7,759                10,324
- -----------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                   82,606               118,563
Accumulated depreciation and amortization:
   Plant and equipment                                                        (48,734)              (64,642)
   Capital leases                                                              (5,370)              (11,012)
- -----------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                      $ 28,502              $ 42,909
===========================================================================================================


NOTE 8

PROVISION FOR DISCONTINUED OPERATIONS (AT OCTOBER 31, 1994)
- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                             CURRENT          NON-CURRENT                TOTALS
- -----------------------------------------------------------------------------------------------------------
Employee related costs                                   $ 9,839              $16,347               $26,186
Facility shutdown costs                                    2,965                5,983                 8,948
Other contract liabilities                                 8,439                  -0-                 8,439
Other                                                      3,655                  370                 4,025
- -----------------------------------------------------------------------------------------------------------
TOTALS                                                   $24,898              $22,700               $47,598
===========================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 9
CREDIT FACILITIES

At October 31, 1994, the Company's English subsidiary, Mitre U.K., had a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately U.S. $8,183,000 at October 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which was guaranteed up to 4,300,000 pounds sterling by the Company, permitted borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The facility expired on December 2, 1994.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 10

LONG-TERM DEBT
- --------------------------------------------------------------------------------------------------------------
                                                                             OCTOBER 31,           JANUARY 31,
IN THOUSANDS                                                                        1994                  1994
- --------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreement
   (weighted average interest rate at:
       October 31, 1994-7.34%; January 31, 1994-5.56%)                          $ 35,000              $ 15,000
10 3/8% senior notes due February 2003                                            75,000                75,000
- --------------------------------------------------------------------------------------------------------------
Total long-term debt                                                             110,000                90,000
Current portion                                                                      -0-                   -0-
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION OF LONG-TERM DEBT                                      $110,000              $ 90,000
==============================================================================================================


REVOLVING CREDIT AGREEMENTS:
On August 2, 1993 the Company entered into a revolving credit agreement with a group of seven banks providing for loans or letters of credit of up to $100 million (subsequently amended to $65 million and subject to further reductions-see below). The agreement expires August 2, 1996. This agreement replaced the $45 million revolving credit agreement and Genesco's $25 million letter of credit agreement in effect at July 31, 1993. The repayment of the revolving credit borrowings under the $45 million credit agreement resulted in an extraordinary loss recognized in the second quarter of Fiscal 1994 of $240,000. Loan borrowings for the quarter ended October 31, 1994 under the revolving credit agreements averaged $36,901,000 at a rate of 7.06% with a maximum month end borrowing of $38,000,000. Outstanding letters of credit at October 31, 1994 were $8,791,000.

As of October 31, 1994, the revolving credit agreement was amended in regard to certain financial covenants to reflect operating results, including the restructuring charge and the provision for the discontinuation of the men's apparel segment, and the maximum commitment was reduced to $65 million. The maximum commitment will be further reduced by $15 million on the earlier of April 30, 1995 or 7 days after the first Designated Asset Sale Date, defined in the credit agreement as a date when the Company or any of its subsidiaries sells an operating division, excluding any discontinued operations, for a purchase price in excess of $15 million. Further commitment reductions occur in the event Net Cash Proceeds generated on account of any Designated Asset Sale exceed $40 million.

Under the amended revolving credit agreement, the Company may borrow at the prime rate plus .5% or LIBOR plus 2.75%. Commitment fees are 0.5% per annum on the daily unused portion. In addition, the interest and commitment fee rates will increase by .15% per month commencing on the earlier of May 1, 1995 or a Designated Asset Sale Date.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 10
LONG-TERM DEBT, CONTINUED

The amended credit agreement requires the Company to maintain:

(i) a ratio of Consolidated Current Assets to the sum of Consolidated Current Liabilities and Consolidated Senior Funded Indebtedness of not less than 1.0 to
1.0 at the end of any quarter beginning with the quarter ending January 31, 1995;

(ii) a Consolidated Interest Coverage Ratio of a certain amount for respective periods as follows:

       Quarter ending January 31, 1995                                                1.82 to 1.00
       Two quarters ending April 30, 1995                                              .99 to 1.00
       Three quarters ending July 31, 1995                                             .92 to 1.00
       Four quarters ending October 31, 1995                                          1.24 to 1.00
       Four quarters ending January 31, 1996                                          1.26 to 1.00
       Four quarters ending April 31, 1996 and thereafter                             1.34 to 1.00

(iii) Consolidated Net Worth, as defined in the credit agreement, at the end of each quarter as follows:

       October 31, 1994                                                                $15,000,000
       January 31, 1995                                                                 18,260,000
       April 30, 1995                                                                   15,760,000
       July 31, 1995                                                                    15,452,000
       October 31, 1995                                                                 19,071,000
       January 31, 1996                                                                 22,264,000
       April 30, 1996                                                                   20,634,000
       July 31, 1996                                                                    20,357,000

(iv) the ratio of Consolidated Senior Funded Indebtedness to Total Capital of not more than 0.80 to 1.0 at the end of any quarter beginning with the quarter ending January 31, 1995.

The Company is required by the amended credit agreement to reduce the outstanding principal balance to $20,000,000 or less for 20 consecutive days during the fourth fiscal quarter of each fiscal year. The Company must also maintain a balance of zero for 20 consecutive days both during the 45 days immediately following a Designated Asset Sale Date and, unless such a reduction has been accomplished during the 45 day period following any Designated Asset Sale Date in either that quarter or the previous one, during the first fiscal quarter of each year.

The revolving credit agreement contains other covenants which restrict the payment of dividends and other payments with respect to capital stock and annual capital expenditures are limited to $20,000,000, subject to certain exceptions. The Company was in compliance with the financial covenants contained in the amended revolving credit agreement at October 31, 1994.

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

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on October 31, 1994, is $57,750,000.

The indenture under which the notes were issued limits the incurrence of indebtedness, the making of restricted payments, the restricting of subsidiary dividends, transactions with affiliates, liens, sales of assets and transactions involving mergers, sales or consolidations.


NOTE 11

SUPPLEMENTAL CASH FLOW INFORMATION
- --------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                    --------------------------
IN THOUSANDS                                                                           1994               1993
- --------------------------------------------------------------------------------------------------------------
Cash paid (received) for:
   Interest                                                                         $10,338            $ 6,145
   Income taxes                                                                         (98)               375
Noncash investing and financing activities:
   Fixed assets acquired under capital leases                                       $   -0-            $   379
   Business acquisition:
      Fair value of assets acquired                                                     -0-             13,102
      Liabilities assumed                                                               -0-             (1,670)
- --------------------------------------------------------------------------------------------------------------
      NET CASH PAID FOR ACQUISITION                                                 $   -0-            $11,432
==============================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 12
LEGAL PROCEEDINGS

Tennessee Environmental Proceedings
The Company is subject to several administrative orders issued by the Tennessee Department of Environment and Conservation directing the Company to implement plans designed to remedy possible ground water contamination and to manage source area material which was generated by a divested operating division and which was deposited on a site in a rural area near Nashville, Tennessee. Substantially all source material and ground water remedial actions have been implemented. The Company believes that it has fully provided for the costs to be incurred with respect to these remedial actions.

In addition to the administrative proceedings described above, the Company was named as a defendant in nine civil actions originally filed on behalf of 29 individuals who reside or own property in the vicinity of the site described above. The plaintiffs alleged that the Company is liable for creating a nuisance and a hazardous condition and for negligence based upon the alleged violation of several state and federal environmental statutes. The plaintiffs sought recovery for personal injuries and property damages totalling $17.6 million, punitive damages totalling $19.5 million and certain costs and expenses, including attorneys' fees. On November 2, 1994, the Company concluded a settlement agreement disposing of all claims in the litigation which had not been previously settled, resulting in a charge to earnings of approximately $659,000 in the third quarter. The Company had previously concluded settlement agreements with the other plaintiffs providing for payments by the Company aggregating approximately $675,000 and for the purchase of a residence at an appraised value of approximately $170,000.

New York State Environmental Proceedings
The Company is also a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants; and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints in both cases allege the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

The environmental authorities have issued decisions selecting plans of remediation with respect to the Johnstown and Gloversville sites which have total estimated costs of $16.5 million and $28.3 million, respectively.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 12
LEGAL PROCEEDINGS, CONTINUED

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

Preferred Shareholder Action
On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York (the "U.S. District Court Action"). The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgement filed on behalf of the plaintiffs. The Company and the individual defendants intend to vigorously defend the U.S. District Court Action. The Company is unable to predict if the U.S. District Court Action will have a material adverse effect on the Company's results of operations or financial condition.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 12
LEGAL PROCEEDINGS, CONTINUED

The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee (the "Chancery Court Action"). The Chancery Court Action was commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares. The Chancery Court determined that the fair values of a share of series 2 was $131.32 and of a share of the series 3 was $193.11 (which amounts are in excess of the mandatory redemption and liquidation values of a share of series 2 subordinated serial preferred stock and of the optional redemption and liquidation values of a share of series 3 subordinated serial preferred stock), compared with $91 a share for the series 2 and $46 a share for the series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994. In September 1994, the Company paid the dissenter's legal fees and expenses aggregating approximately $445,000.

New York Real Estate Claim
On May 13, 1993, the landlord of one of the Company's retail stores in New York City filed a civil action claiming that the Company breached the store lease and negligently allowed the premises to deteriorate. The complaint sought compensatory damages of $2.5 million and punitive damages of $5 million. On September 9, 1994, the Company settled the case for $255,000.

Canadian Tax Litigation
At various times in 1990 and 1991 (i) the Canadian Department of National Revenue, Taxation (the "Department"), the Alberta Corporate Tax Administration and the Ontario Ministry of Revenue made tax reassessments relating to the deductibility of interest expense incurred by one of the Company's Canadian subsidiaries on funds borrowed from the Company and (ii) the Department made tax reassessments relating to non-resident withholding tax with respect to the payment by that subsidiary of its loan from the Company and with respect to interest on loans by that subsidiary to the Company. These reassessments, which the Company has calculated to be approximately Canadian $18.7 million including interest (approximately U.S. $14.1 million) at January 31, 1994, were made against Agnew Group, Inc., the corporate successor to the purchaser of the Company's Canadian operations (the "Taxpayer").

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 12
LEGAL PROCEEDINGS, CONTINUED

The Company entered into a settlement agreement, dated as of May 4, 1994, with the Taxpayer and the Department and paid, in full satisfaction of the Department's and the Taxpayer's claims against it, $1.3 million. The settlement became effective with Canadian government approval on August 10, 1994. The Company had previously made a provision for its liability to the Taxpayer in an amount greater than its payment under the settlement agreement, resulting in $4.9 million of additional gain on the divestiture of the Company's Canadian operations, recognized in the second quarter ended July 31, 1994.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



SIGNIFICANT DEVELOPMENTS

Fiscal 1994 Restructuring

Certain events and changes in operating strategies in the fourth quarter of the fiscal year ended January 31, 1994 ("Fiscal 1994") led to a decision to restructure certain of the Company's operations and a reassessment of the recoverability of certain assets (the "1994 Restructuring"). As a result, the Company recorded a charge of $29.4 million (the "1994 Restructuring Charge"), for which no tax benefit is currently available. This charge reflected estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The 1994 Restructuring Charge included $15.8 million in asset write- downs and $13.6 million of other costs, of which, depending upon the timing and outcome of certain pending negotiations, approximately $12 million are expected to be incurred in the fiscal year ending January 31, 1995 ("Fiscal 1995"). The Company expects to complete the 1994 Restructuring by the end of Fiscal 1995. To date, the Company has closed a footwear plant and 39 retail stores, paid approximately $4.6 million of the other costs, and closed a men's apparel plant.

Fiscal 1995 Restructuring

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constitute its entire men's apparel segment. The ongoing businesses, after implementation of the 1995 Restructuring, will include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, J. Murphy, Domani, Laredo, Code West, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, J. Murphy, Boot Factory and Factory To You retail footwear stores.

The 1995 Restructuring provides for the following:
       o     Liquidation of the University Brands children shoes business,
       o     Sale of the Mitre Sports soccer business,
       o Liquidation of The Greif Companies men's tailored clothing business, and
       o Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

The 1995 Restructuring also includes estimated costs of consolidating certain facilities and effecting permanent work force reductions. Implementation of the 1995 Restructuring is expected to be complete within 12 months. It is anticipated that the cash proceeds to be received from implementation of the 1995 Restructuring will slightly exceed the cash costs thereof. Any excess cash will be reinvested in the Company's ongoing businesses.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



The total costs to implement the 1995 Restructuring (both cash and non-cash) are expected to be $90.7 million, of which $22.1 million (the "1995 Restructuring Charge") relates to University Brands and Mitre and other costs described below and $68.6 million (the "1995 Restructuring Provision") relates to Greif and GCO Apparel, which constitute the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

The 1995 Restructuring Charge includes $10.7 million in asset write-downs, $2.6 million of foreign currency translation adjustments realization and $8.8 million of other costs, of which $7.2 million are expected to be incurred in the next 12 months. Other costs expected to be incurred beyond 12 months include primarily facility shutdown costs and other contract liabilities and are classified as long-term liabilities in the consolidated balance sheet.

The 1995 Restructuring Provision includes $27.5 million in asset write-downs and $41.1 million of other costs, of which approximately $19.5 million are expected to be incurred in the next 12 months. Other costs include primarily union pension liability, employee severance arrangements, facility shutdown costs and other contract liabilities. Other costs expected to be incurred beyond 12 months, of which the most significant are union pension liabilities and Greif lease costs, are classified as long-term liabilities in the consolidated balance sheet.

The 1995 Restructuring provides for the elimination of the remaining 1,300 jobs in the Company's men's apparel operations and approximately 535 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated.

Revolving Credit Agreement

On January 31, 1994, the Company's revolving credit agreement was amended to adjust certain financial covenants to reflect operating results, including the 1994 Restructuring Charge. The agreement was further amended as of October 31, 1994 to reflect operating results, including the charges and provisions associated with the 1995 Restructuring, and to reduce the facility from $100 million to $65 million (subject to further reductions). See Notes 2 and 10 to the Consolidated Financial Statements.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1995 VS 1994

The Company's net sales from continuing operations in the third quarter ended October 31, 1994 decreased 0.4% from the same period the previous year. Total gross margin for the quarter decreased 2.0% and declined from 38.2% to 37.6% as a percentage of net sales. Selling and administrative expenses decreased 5.5% and decreased as a percentage of net sales from 37.2% to 35.3%. The pretax loss in the quarter was $22,750,000, compared to a pretax loss of $2,264,000 in the same quarter last year. The Company reported a net loss of $93,160,000 ($3.83 per share) in the third quarter ended October 31, 1994 compared to a net loss of $3,084,000 ($.13 per share) last year. The pretax loss for the quarter ended October 31, 1994 includes the $22.1 million 1995 Restructuring Charge. The quarter's net loss includes, in addition to the 1995 Restructuring Charge, the $68.6 million 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements.

Footwear Retail

                                                                     Three Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                       (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .    $59,698            $58,417          2.2%

   Operating Income   . . . . . . . . . . . . . . . . . . .    $ 5,148            $ 1,292          298%

   Operating Margin   . . . . . . . . . . . . . . . . . . .        8.6%               2.2%

Led by an increase in comparable store sales of approximately 4%, net sales from footwear retail operations increased 2.2% in the quarter ended October 31, 1994 compared to the same period last year. The average price per pair decreased approximately 3%, while unit sales increased approximately 16%, primarily from the opening of lower-priced children's shoes leased departments during Fiscal 1995. Gross margin as a percentage of net sales increased from 49.6% to 51.5%. Operating expenses decreased 6.8%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring, and lower advertising expenses, and decreased as a percentage of net sales from 46.9% to 42.8%. Operating income in the third quarter ended October 31, 1994 does not include operating losses of the 58 retail stores to be closed in the 1994 Restructuring. Operating income in the third quarter ended October 31, 1993, adjusted to exclude results of these 58 stores, was $2,270,000. Operating income of $5,148,000 in the third quarter this year was higher than last year's third quarter adjusted operating income due to improved gross margin resulting from lower markdowns and from the lower operating expenses.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations


Footwear Wholesale & Manufacturing

                                                                     Three Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                       (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .   $ 63,501            $65,272        (2.7%)

   Operating Income   . . . . . . . . . . . . . . . . . .     $(18,211)           $ 2,689

   Operating Margin   . . . . . . . . . . . . . . . . . . .      (28.7%)              4.1%

Net sales from footwear wholesale and manufacturing operations were $1.8 million (2.7%) lower in the quarter ended October 31, 1994 than in the comparable period last year, reflecting primarily lower sales (both in pairs and prices) of western boots and, to a lesser extent, tanned leather. Gross margin as a percentage of net sales decreased from 28.0% to 24.6%, primarily due to price reductions to stimulate sales. Operating expenses decreased 15.7% and decreased as a percentage of net sales from 24.2% to 21.0%, primarily because of reduced advertising expenses. Operating income for the quarter ended October 31, 1994 includes $20.6 million of the 1995 Restructuring Charge. The decline in operating income, excluding the 1995 Restructuring Charge, is due primarily to lower sales of western boots.

The net sales and operating income (loss) for the quarter ended October 31, 1994 of the University Brands and Mitre Sports businesses that will be disposed of in the 1995 Restructuring were $18,980,000 and $(1,340,000), respectively and for the quarter ended October 31, 1993 were $17,094,000 and $(946,000), respectively.

Discontinued Operations

                                                                     Three Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                       (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .    $24,579            $30,407         (19.2%)

   Operating Income   . . . . . . . . . . . . . . . . . . .    $(1,600)           $  (715)       (123.8%)

   Operating Margin   . . . . . . . . . . . . . . . . . . .       (6.5%)             (2.4%)


Net sales from men's apparel operations decreased 19.2%. Net sales, excluding those of GCO Apparel Corporation ("GCO Apparel"), which began operations in August 1993, declined by 21%.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



Operating income declined in the quarter ended October 31, 1994 versus the quarter ended October 31, 1993 because of declining sales and continued pressure on tailored clothing gross margin. See "Significant
Developments-Fiscal 1995 Restructuring" for information regarding the discontinuation of this business segment.

Corporate and Interest Expenses

Corporate and other expenses were $6.5 million in the third quarter this year compared to $3.2 million for the same period last year, an increase of 101%. Included in the $6.5 million is a $659,000 provision for environmental litigation recorded in the third quarter this year, while in the third quarter last year, the Company recorded a $500,000 provision for environmental litigation. This year's expenses also include $2.3 million of severance costs, $1.3 million of which relate to the 1995 Restructuring. After adjusting each quarter for the above items, the current quarter's expenses are $841,000 greater than last year's comparable quarter, due principally to the costs of amending the revolving credit agreement and to increased professional services.

Interest expense increased $188,000, or 6%, in the third quarter this year compared to the same quarter of last year. Higher average interest rates this year compared to last year more than offset lower average borrowings under the revolving credit agreement .

RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31 FISCAL 1995 VS 1994

Net sales from continuing operations for the nine months ended October 31, 1994 decreased 3.0% from the comparable period last year. Total gross margin for the nine months decreased 5.0% and declined from 38.6% to 37.7% as a percentage of net sales. Selling and administrative expenses decreased 5.3% and decreased as a percentage of net sales from 37.6% to 36.7%. The pretax loss in the nine months ended October 31, 1994 was $22.5 million, compared to a pretax loss of $4.4 million last year. The Company reported a net loss of $96.3 million ($3.97 per share) in the nine months ended October 31, 1994 compared to a net loss of $5.9 million ($.25 per share) last year. The pretax loss for the nine months ended October 31, 1994 includes the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations. See Notes 2 and 12 to the Consolidated Financial Statements. This year's net loss includes, in addition to the above adjustments, the $68.6 million 1995 Restructuring Provision. Last year's net loss includes a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106 and an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



Footwear Retail

                                                                      Nine Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                    (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .   $160,469           $160,760         (0.2%)

   Operating Income   . . . . . . . . . . . . . . . . . . .   $  8,560           $  1,728          395%

   Operating Margin   . . . . . . . . . . . . . . . . . . .        5.3%               1.1%


Despite an increase in comparable store sales of approximately 3%, net sales from footwear retail operations declined 0.2% in the nine months ended October 31, 1994 compared to the corresponding period in the previous year, principally due to the operation of 6% fewer stores as a result of the 1994 Restructuring and a $6.3 million decline in accessory sales. The average price per pair declined 1%, while unit sales were up 5% for the nine months, primarily from the operation of lower priced children's shoes leased departments this year. Gross margin as a percentage of net sales increased from 50.3% to 51.2% primarily from lower markdowns. Operating expenses decreased 5.5%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring and lower advertising expenses, and decreased as a percentage of net sales from 49.0% to 46.4%. Operating income in the nine months ending October 31, 1994 does not include operating losses of the retail stores to be closed in the 1994 Restructuring. Operating income in the first nine months ended October 31, 1993, adjusted to exclude results of the 58 stores to be closed in the 1994 Restructuring, was $4,129,000. Current operating income of $8,560,000 in the first nine months this year was higher than last year's adjusted operating income due to improved margin as a percentage of net sales from lower markdowns and the lower operating expenses.

Footwear Wholesale & Manufacturing

                                                                      Nine Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                    (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .   $177,117           $187,208         (5.4%)

   Operating Income   . . . . . . . . . . . . . . . . . . .   $(13,544)          $ 11,357

   Operating Margin   . . . . . . . . . . . . . . . . . . .       (7.6%)              6.1%

Net sales from footwear wholesale and manufacturing operations were $10.1 million (5.4%) lower in the nine months ended October 31, 1994 than in the previous year's corresponding nine month period, reflecting primarily lower unit sales and selling prices of western boots and, to a lesser extent, lower sales of tanned leather.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



Gross margin as a percentage of net sales decreased from 28.5% to 25.5%, primarily due to volume-related manufacturing variances and price reductions to stimulate sales.

Operating expenses decreased 8.8% and decreased as a percentage of net sales from 22.6% to 21.8%, primarily because of reduced advertising expenses.

Included in this year's operating income is $20.6 million of the 1995 Restructuring Charge. The decline in operating income, excluding the 1995 Restructuring Charge, is due to lower western boot sales combined with price reductions taken to stimulate sales of boots and children's shoes.

Driven by record sales, western boot production in the first quarter of last year resulted in positive manufacturing variances in the Company's boot plants. A sharp decline in the sale of western boots led to a decision in the latter part of Fiscal 1994 to curtail western boot production. See "Significant Developments-Fiscal 1994 Restructuring" above. Despite the closing of a western boot plant in the first quarter of Fiscal 1995 pursuant to the 1994 Restructuring, the lower volume of boots manufactured in the first nine months of Fiscal 1995 resulted in negative manufacturing variances. The 1995 Restructuring Charge includes a provision to close another boot manufacturing plant, which is anticipated to occur in the first quarter of Fiscal 1996.

The net sales and operating income (loss) for the nine months ended October 31, 1994 of the University Brands and Mitre Sports businesses that will be disposed of in the 1995 Restructuring were $62,342,000 and $(173,000), respectively and for the nine months ended October 31, 1993 were $63,117,000 and $1,823,000, respectively.

Discontinued Operations

                                                                      Nine Months
                                                                   Ended October 31,
                                                              ---------------------------
                                                                1994               1993         % Change
                                                              --------           --------       --------
                                                                    (In Thousands)
   Net Sales  . . . . . . . . . . . . . . . . . . . . . . .    $81,777            $80,571         1.5%

   Operating Income   . . . . . . . . . . . . . . . . . . .    $(4,540)           $ 1,508           -

   Operating Margin   . . . . . . . . . . . . . . . . . . .       (5.6%)              1.9%

Net sales from tailored clothing operations increased 1.5% in the nine months ended October 31, 1994 as compared to the same period last year. Net sales, excluding those of GCO Apparel, which began operations in August 1993, declined by 10.8%.

The reduction in operating income is attributable to lower Greif sales and lower gross margins. See "Significant Developments- Fiscal 1995 Restructuring" for information regarding the discontinuation of this business segment.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



Corporate and Interest Expenses

Corporate and other expenses in the nine months ended October 31, 1994 were $13.3 million compared to $10.1 million for the same period last year, an increase of approximately 32%. Included in corporate and other expenses this year are provisions of $1.4 million for environmental litigation compared to only $500,000 of such provisions last year. This year's expenses also include $2.3 million of severance costs, $1.3 million of which relates to the 1995 Restructuring. Excluding the provisions for environmental litigation and the severance costs, corporate expenses were essentially unchanged from last year, with lower compensation expenses due to layoffs related to the 1994 Restructuring and other staff reductions that occurred after the first quarter of Fiscal 1994 being offset by higher professional fees and the costs of amending the revolving credit agreement. It is expected that compensation expense will be further reduced in Fiscal 1996 as the 1995 Restructuring is implemented.

Interest expense increased $1,006,000, or 12%, from the same period last year because of an increase in both average borrowings and average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                            October 31,
                                                                                       ----------------------
                                                                                         1994            1993
                                                                                       ------          ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5.6          $  2.1
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $122.2          $214.3
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $110.0          $114.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.2x            4.4x

_______________


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $13.1 million in the first nine months of Fiscal 1995 compared to $44.9 million in the same period last year. The $31.8 million improvement in cash flow from operating activities as compared to the first nine months of Fiscal 1994 reflects factors including lower footwear wholesale inventory (primarily in the Company's boot business), lower tailored clothing inventory as a result of anticipated lower Greif sales and reduced raw material purchases for the spring 1995 season and improved footwear inventory management, as well as differences in the timing and manner of deliveries and in payment terms from vendors, resulting in a higher level of accounts payable at October 31, 1994 than at the same date last year.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



A $4.1 million decrease in inventories from January 31, 1994 levels was due primarily to lower tailored clothing inventory that more than offset normal seasonal increases. The $14.2 million decrease in continuing inventories compared with October 31, 1993 reflects lower boot inventory, improved footwear inventory controls, and lower retail inventory from the store closings included in the 1994 Restructuring.

Accounts receivable at October 31, 1994 increased $22.9 million compared to January 31, 1994, primarily from seasonal increases and extended terms given to meet competitive pressures. Accounts receivable at October 31, 1994, excluding those of operations to be divested, were $800,000 less than at October 31, 1993, due to lower footwear wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities during the nine months ended October 31, 1994 and 1993 is as follows:

                                                                         Nine Months Ended October 31,
                                                                    --------------------------------------
   (In Thousands)                                                      1994                           1993
                                                                    -------                       --------
   Accounts payable . . . . . . . . . . . . . . . . . . . . .       $ 9,803                       $ (6,188)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . .        (5,966)                           417
                                                                    -------                       --------
                                                                    $ 3,837                       $ (5,771)
                                                                    =======                       ========


The increase in accounts payable is due to differences in the timing and manner of deliveries and in payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in the nine months ended October 31, 1994 versus the nine months ended October 31, 1993 is due primarily to accrued liabilities, including severance costs and liabilities under leases, related to the 1994 Restructuring.

Revolving credit agreement borrowings during the nine months ended October 31, 1994 increased by $20 million to finance seasonal working capital increases, to finance current operations and to fund approximately $4.6 million of costs associated with the 1994 Restructuring.

Capital Expenditures and Acquisitions

Total capital expenditures in Fiscal 1995 are expected to be approximately $7.0 million. These include expected expenditures of $3.7 million to open approximately 28 new retail stores and to complete 12 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to total approximately $3.3 million for the year.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



On August 12, 1993, GCO Apparel Corporation acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar. See Note 3 to the Consolidated Financial Statements. The purchase price was approximately $11.8 million, including $10.9 million of cash and $900,000 of deferred payments to be completed by August 1995. The acquisition was financed through revolving credit agreement borrowings. The divestiture of GCO Apparel's operations are included in the 1995 Restructuring Provision.

Future Capital Needs

The Company expects that cash provided by operations and by the sale of assets employed in operations to be divested pursuant to the 1995 Restructuring will be sufficient to fund all of its capital expenditures through Fiscal 1996. The substantial improvement in cash flow achieved to date and expected for the remainder of Fiscal 1995 is based upon lower working capital needs resulting from better footwear inventory management and substantial liquidation of working capital invested in the tailored clothing business. The approximately $34.1 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next 12 months are expected to be fully offset by cash inflows from sales of assets employed in operations to be divested pursuant to the 1995 Restructuring.

The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended as of October 31, 1994, and that the commitments under that agreement will be adequate to meet the Company's credit needs for Fiscal 1996. See Note 10 to the Consolidated Financial Statements. However, the financial covenants contained in the revolving credit agreement are restrictive and the Company is considering various alternatives in meeting its credit needs.

There were $43.8 million of loans and letters of credit outstanding under the revolving credit agreement at October 31, 1994.

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

At October 31, 1994, the Company's English subsidiary, Mitre U.K., had a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $8.2 million at October 31, 1994) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility expired on December 2, 1994. Management of the Company believes that the financial commitments provided by its revolving credit agreement will be adequate to replace the commitments provided by the expired facility.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations



On November 7, 1994, Standard & Poor's announced that it had lowered the rating of the 10 3/8% Notes to B from B+ based on its concern that Genesco's ongoing business operations will not provide the earnings and cash flow generation reflective of a B+ senior credit rating. On June 6, 1994, Moody's announced that it had lowered its rating of the Notes to B2 from B1 and that the rating remains under review for potential further downgrade. According to Standard & Poor's, a debt instrument rated B has a greater vulnerability to default than debt rated BB, but currently has the capacity to meet interest and principal payments. According to Moody's, the assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small with respect to a debt instrument rated B. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

BACKLOG

On October 31, 1994 the Company's footwear wholesale operations (including leather tanning operations), which accounted for 51% of continuing operations sales in Fiscal 1994, had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $37.6 million, compared to approximately $34.2 million on October 31, 1993. Most orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. The backlog is somewhat seasonal, reaching a peak in the spring. Footwear companies maintain in-stock programs for selected anticipated high volume styles.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On November 2, 1994 the Company entered into a settlement agreement with members of the Hackett family, the last of 29 individual plaintiffs who brought civil actions arising out of alleged contamination of a site in Williamson County, Tennessee. The settlement resulted in a charge to earnings of approximately $659,000 in the third quarter ended October 31, 1994.

For additional information concerning these settlements, see Note 12 to the Consolidated Financial Statements which is incorporated herein by reference.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At October 31, 1994 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:


                                                                                  ARREARAGE
                                                                -------------------------------------------
                                  DATE DIVIDENDS                 BEGINNING             THIS          END OF
CLASS OF STOCK                    PAID TO                       OF QUARTER          QUARTER         QUARTER
- -----------------------------------------------------------------------------------------------------------
$2.30 Series 1                    October 31, 1993                $ 64,285         $ 21,409        $ 85,694
$4.75 Series 3                    October 31, 1993                  69,939           23,313          93,252
$4.75 Series 4                    October 31, 1993                  58,467           19,490          77,957
$1.50 Subordinated Cumulative
   Preferred                      October 31, 1993                  33,694           11,256          44,950
- -----------------------------------------------------------------------------------------------------------
TOTALS                                                            $226,385         $ 75,468        $301,853
===========================================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   (10)      y.  Severance Agreement dated as of October 12, 1994, between the
                 Company and E. Douglas Grindstaff.
             z. Severance Agreement dated as of October 12, 1994, between the Company and Thomas B. Clark.
            aa. Form of Employment Continuation Agreement between the Company and certain executive officers.
            ab. Nonqualified Stock Option Agreement dated as of October 12, 1994, between the Company and David M. Chamberlain.
            ac. Third Amendment to Loan Agreement dated as of October 28, 1994, among the Company and NationsBank of North Carolina, N.A., First National Bank of Chicago and others, incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 1994.

   (11)          Computation of earnings per common and common share equivalent.
   (27)          Financial Data Schedule

______________



REPORTS ON FORM 8-K
On October 13, 1994 the Company filed a Current Report on Form 8-K announcing the resignation of its President and Chief Executive Officer and its Executive Vice President-Administration and the election of a new chief executive officer.

On November 7, 1994 the Company filed a Current Report on Form 8-K announcing the adoption of a restructuring plan and an amendment to its revolving credit facility agreement with a group of seven banks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ Robert E. Brosky




Robert E. Brosky
Controller and Chief Accounting Officer
December 15, 1994