Form 10-K
period 1995-01-31
GENESCO INC
filed 1995-05-01
CIK 18498

                                                                                                               GENESCO
                                                                                                                [LOGO]

          (Mark One)                        Form 10-K
                /X/         Annual Report Pursuant To
                           Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                                       [Fee Required]
                            For the Fiscal Year Ended
                                     January 31, 1995

                / /     Transition Report Pursuant To
                           Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                                    [No Fee Required]

                   Securities and Exchange Commission
                               Washington, D.C. 20549
                           Commission File No. 1-3083

                                                     -----------------------------------------------------------------
                                                     GENESCO INC.
                                                     A Tennessee Corporation
                                                     I.R.S. No. 62-0211340
                                                     Genesco Park
                                                     1415 Murfreesboro Road
                                                     Nashville, Tennessee 37217-2895
                                                     Telephone 615/367-7000
                                                     -----------------------------------------------------------------
                                                     SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                                                                                EXCHANGES ON WHICH
                                                     TITLE                                       REGISTERED
                                                     Common Stock, $1.00 par value              New York and Chicago
                                                     Preferred Share Purchase Rights            New York and Chicago
                                                     10 3/8% Senior Notes due 2003              New York
                                                     -----------------------------------------------------------------
                                                     SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                                     Subordinated Serial Preferred Stock, Series 1
                                                     Employees' Subordinated Convertible Preferred Stock
                                                     -----------------------------------------------------------------
                                                     Indicate by check mark if disclosure of delinquent filers
                                                     pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                                     Form 10-K.         / X /
                                                     -----------------------------------------------------------------
                                                     DOCUMENTS INCORPORATED BY REFERENCE
                                                     Portions of the proxy statement for the June 28, 1995
                                                     annual meeting of shareholders are incorporated into
                                                     Part III by reference.
                                                     -----------------------------------------------------------------
                                                     Indicate by check mark whether the registrant (1)
                                                     has filed all reports required to be filed by Section 13
                                                     or 15(d) of the Securities Exchange Act of 1934
                                                     during the preceding 12 months and (2) has been
                                                     subject to such filing requirements for the past 90
                                                     days. Yes  X    No
                                                              -----    -----
- -----------------------------------------------------
     Common Shares Outstanding April 20, 1995 -
     24,343,663
     Aggregate market value on April 20, 1995 of the
     voting stock held by nonaffiliates of the
     registrant was approximately $79,000,000.

                              TABLE OF CONTENTS

                                                                            Page
                                    PART I

Item 1.   Business                                                            3

Item 2.   Properties                                                         10

Item 3.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                12


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                              14

Item 6.   Selected Financial Data                                            15

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        16

Item 8.   Financial Statements and Supplementary Data                        29

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         66


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant                 66

Item 11.  Executive Compensation                                             66

Item 12.  Security Ownership of Certain Beneficial Owners and Management     66

Item 13.  Certain Relationships and Related Transactions                     68


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      69

                                    PART I


ITEM 1. BUSINESS
GENERAL
Genesco Inc. ("Genesco" or the "Company") manufactures, markets and distributes branded men's and women's shoes and boots. The Company's owned and licensed footwear brands of ongoing operations, sold through both wholesale and retail channels of distributions include Johnston & Murphy, Dockers and Nautica shoes and Laredo and Code West boots.

Products of Genesco's ongoing operations are sold at wholesale to more than 5,000 retailers, including a number of leading department, discount and specialty stores, and at retail through the Company's own network of 498 retail shoe stores and leased shoe departments. Genesco products are supplied from the Company's own manufacturing facilities as well as a variety of overseas and domestic sources.

Genesco's ongoing operations operate in one business segment, footwear. References to Fiscal 1992, 1993, 1994 or 1995 are to the Company's fiscal year ended on January 31 of each such year. For further information on the Company's business segment, see Note 21 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Prior to its discontinuation pursuant to the 1995 Restructuring (defined below), the Company's business included operations in a men's apparel segment. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, on November 3, 1994, the Company's board of directors approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constitute its entire men's apparel segment.

The 1995 Restructuring provides for the following:
       -     Liquidation of the University Brands children shoes business;
       -     sale of the Mitre Sports soccer business;
       -     facility consolidations and permanent work force reductions;
       - liquidation of The Greif Companies men's tailored clothing business; and
       - sale of the GCO Apparel Corporation tailored clothing manufacturing business.

See Note 2 to the Consolidated Financial Statements and "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the restructuring and the financial effects thereof.

FOOTWEAR

Wholesale

The Company distributes its footwear products at wholesale to more than 5,000 retailers, including independent shoe merchants, department stores, mail order houses and other retailers. Substantially all of the Company's wholesale footwear sales are Genesco-owned or -licensed brands.

Johnston & Murphy. High-quality men's shoes have been sold under the Johnston & Murphy name for more than 100 years. The Company believes Johnston & Murphy traditionally-styled dress shoes and contemporary dress casual shoes enjoy a reputation for quality craftsmanship, durability and comfort. Representative suggested retail prices for Johnston & Murphy shoes are $90 to $225. Because the Company believes that the market for casual and contemporary styles will grow more rapidly than the market for traditional dress styles, in Fiscal 1994 the Company introduced a new J. Murphy line of casual and dress casual men's shoes aimed at a younger consumer. Representative suggested retail prices for
J. Murphy shoes are $90 to $128. The Company further expanded its high-quality product offerings in Fiscal 1994 by introducing a new line of contemporary, European-styled men's dress shoes under the Domani label. Representative suggested retail prices for Domani shoes are $175 to $225.

Laredo and Code West. Since 1976 the Company has manufactured traditional western-style boots for men, women and children. Laredo boots are targeted to people who wear boots for both work and recreation and are sold primarily through independent retail outlets, predominantly western boot shops. Representative suggested retail prices for Laredo boots are $65 to $180. In 1988 the Company created the Code West brand to enter the fashion segment of the boot market. Code West styles are western-influenced fashion and contemporary boots for men and women and are offered with distinctive detailing and non-traditional colors. Code West boots, sold primarily through department stores, boutiques and western boot shops, have representative suggested retail prices of $110 to $150. See "Results of Operations-Fiscal 1995 Compared to Fiscal 1994-Footwear Wholesale and Manufacturing" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the Company's boot operations in Fiscal 1995.

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

Nautica. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992 the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers and designed to complement Nautica sportswear. Representative suggested retail prices of Nautica footwear are $98 to $150.

Retail

At January 31, 1995 the Company operated 498 stores and leased departments throughout the United States and Puerto Rico selling footwear for men, women or both. The following table sets forth certain information concerning the Company's footwear retailing operations:





                                                     RETAIL STORES                    LEASED DEPARTMENTS
                                              --------------------------           -----------------------
                                              JAN. 31,          JAN. 31,           JAN. 31,        JAN 31,
                                                1994              1995               1994           1995
                                              --------          --------           --------        -------
Johnston & Murphy . . . . . . . . . . .         103               109                 7               7
Jarman  . . . . . . . . . . . . . . . .         160               138                82              83
Journeys  . . . . . . . . . . . . . . .         104                89                 -               -
Hardy . . . . . . . . . . . . . . . . .          18                 2                 -               -
Boot Factory  . . . . . . . . . . . . .          28                33                 -               -
Factory To You  . . . . . . . . . . . .           9                10                 -               -
Suits & Shoes . . . . . . . . . . . . .           -                 6                 -               -
University Brands . . . . . . . . . . .           -                 -                 7              21(1)
                                                ---               ---                --             ---
       Total  . . . . . . . . . . . . .         422               387                96             111
                                                ===               ===                ==             ===

____________________
(1) The University Brands leased departments have been discontinued as part of the 1995 Restructuring.

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                        FISCAL     FISCAL      FISCAL     FISCAL     FISCAL
                                                         1991       1992        1993       1994       1995
                                                        ------     ------      ------     ------     ------
Retail Stores and Leased Departments
  Beginning of year  . . . . . . . . . . . . . . . .     628        613         575         540        518
    Opened during year . . . . . . . . . . . . . . .      47         26          24          26         52
    Closed during year . . . . . . . . . . . . . . .     (62)       (64)        (59)        (48)       (72)
                                                         ---        ---         ---         ---        ---
  End of year  . . . . . . . . . . . . . . . . . . .     613        575         540         518        498
                                                         ===        ===         ===         ===        ===

During Fiscal 1995 Genesco opened 34 stores and 18 leased departments and closed 69 stores, 39 of which were included in a restructuring plan adopted at January 31, 1994 (the "1994 Restructuring"), and three leased departments. The Company is planning to open 16 stores and to close 48 stores and leased departments in Fiscal 1996. Twenty-one of the closings relate to the Company's University Brands division, which has been divested as part of the 1995 Restructuring. The Company ceased operating the leased departments in February 1995. Actual store closings and store openings will depend upon store operating results, the availability of suitable locations, lease negotiations and other factors.

Johnston & Murphy. Johnston & Murphy's retail outlets sell a broad range of men's dress and casual footwear and accessories to affluent business and professional consumers. Johnston & Murphy stores carry predominantly Johnston & Murphy brand shoes. Of the 109 Johnston & Murphy stores at January 31, 1995, 16 were factory outlet stores.

Jarman. The Company's Jarman stores and the Jarman leased departments target male consumers ages 25 to 45 and sell footwear in the middle price ranges. Most shoes sold in Jarman stores are branded merchandise of other shoe companies. Jarman leased departments, all of which are located in department stores of a major, unaffiliated retail company, carry primarily branded merchandise of other shoe companies and do not operate under the Jarman trade name.

Journeys. Journeys stores target shoe buyers in the 13-22 year age group with fashion merchandise, using popular music videos and youth oriented decor to attract their customer base. Journeys stores carry predominantly branded merchandise of other shoe companies.

Boot Factory; Factory to You; Suits & Shoes. The Company's 33 Boot Factory outlet stores, located primarily in the southeastern United States, sell primarily the Company's Laredo and Code West lines of boots. Factory To You and Suits & Shoes stores, located primarily in the southeastern United States, sell mainly factory damaged, overrun and close-out footwear products and suits from the Company's own plants as well as other manufacturers.

Manufacturing and Sourcing

The Company sources its footwear product from its own domestic manufacturing facilities and from a variety of overseas and domestic sources. The Company imports shoes, component parts and raw materials from the Far East, Latin America and Europe. Genesco manufactures footwear in four facilities in the southeastern United States and one facility in the United Kingdom. During Fiscal 1995, approximately 66% of the footwear products manufactured by the Company were men's, 25% were women's and 9% were children's. Approximately 82% of the Company-manufactured footwear products were sold at wholesale, and 18% at retail through stores and leased departments operated by the Company. The estimated productive capacity of the U.S. footwear plants was approximately 75% utilized in Fiscal 1995. The Company believes that its ability to manufacture footwear in its own plants can provide better quality assurance with respect to certain products and, in some cases, reduce inventory risks and long lead times associated with imported footwear. The Company balances these considerations against the cost advantage of importing footwear products. For information regarding the Company's response to excess productive capacity in its factories, see "Results of Operations - Fiscal 1995 Compared to Fiscal 1994" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company also conducts leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. Approximately 9% of tanned leather products sold in Fiscal 1995 were for internal use, and the balance was sold to military boot manufacturers and other unaffiliated customers.

MEN'S APPAREL
On November 3, 1994 the Company's board of directors approved a plan to exit the entire men's apparel segment. See Note 2 to the Consolidated Financial Statements and "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the plan and the financial effects thereof.

COMPETITION
The Company operates in a highly competitive market in footwear. Retail footwear competitors range from small, locally-owned shoe stores to regional and national department and discount stores and specialty chains. The Company competes with hundreds of footwear wholesale and manufacturing operations in the United States and throughout the world, most of which are relatively smaller, specialized operations but some of which are larger, more diversified companies. Manufacturers in foreign countries with lower labor costs have a significant price advantage.

LICENSES
The Company owns its Johnston & Murphy, Laredo and Code West footwear brands. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements whose initial terms expire in 1997 and 1996, respectively, with renewal options that extend through 2007 and 2001, respectively. Licensed products are generally designed by the Company and submitted to the licensor for approval.

The Company's renewal options under its license agreements for footwear brands are generally conditioned upon the Company's meeting certain minimum sales requirements. Management expects to be able to renew the license agreements upon expiration of the initial terms.

Sales of licensed products of ongoing operations were approximately $31 million in Fiscal 1995 and approximately $22 million in the previous year.

The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 1995.

RAW MATERIALS
Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 1995 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG
On March 31, 1995, the Company's ongoing footwear wholesale operations (including leather tanning operations but excluding the Mitre and University Brands operations that are being divested as part of the 1995 Restructuring), which accounted for 40% of continuing operations' sales in Fiscal 1995, had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $30.0 million, compared to approximately $23.8 million on March 31, 1994. Most orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. The backlog is somewhat seasonal, reaching a peak in the spring. Footwear companies maintain in-stock programs for selected anticipated high volume styles.

EMPLOYEES
Genesco had approximately 5,400 employees at January 31, 1995 including approximately 770 part-time employees. Retail shoe stores employ a substantial number of part-time employees during peak selling seasons. Approximately 70 employees of the Company's tanning operations are covered by a collective bargaining agreement, which will expire May 31, 1995. Negotiations for renewal of the contract have begun. The Company does not expect that the labor negotiations will have a materially adverse effect on the Company's results of operations or financial condition. Of the Company's 5,400 employees, approximately 3,900 were employed in footwear, 1,400 in discontinued tailored clothing operations and 100 in corporate staff departments. See "Significant Developments - Fiscal 1995 Restructuring" included in Management's
Discussion and Analysis of Financial Condition and Results of Operations for information regarding the Company's elimination of all the tailored clothing jobs and the job eliminations in footwear operations to be divested or consolidated and in staff positions to be eliminated.


PROPERTIES
The Company operates 12 manufacturing and 5 warehousing facilities, substantially all of which are leased, aggregating 2,300,000 square feet. The 17 facilities are located in six states in the United States and in Huddersfield, England. The English facility is part of the Mitre operations to be sold as part of the 1995 Restructuring. There are 13 footwear facilities with approximately 1,700,000 square feet and four tailored clothing facilities with approximately 600,000 square feet.

The Company's executive offices and the offices of its footwear operations are in a 295,000 square foot leased building in Nashville, Tennessee.

See the discussion of the footwear segment for information regarding the Company's retail stores. New shopping center store leases typically are for a term of seven to 10 years and new factory outlet leases typically are for a term of five years and both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

Leases on the Company's plants, offices and warehouses expire from 1995 to 2018, not including renewal options. The Company believes that all leases (other than long-term leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases. See Note 13 to the Consolidated Financial Statements included in Item 8 for information about commitments under capital and operating leases.

ENVIRONMENTAL MATTERS
The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities which may have adverse environmental effects, such as discharges to air or water as well as the handling and disposal of solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and damages resulting from, past spillage, disposal or other releases of hazardous substances (together, "Environmental Laws"). The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under applicable Environmental Laws. The Company is and has been involved in proceedings regarding several sites with respect to which it is alleged that the Company sent certain waste material in the past. See Item 3, "Legal Proceedings," for a discussion of certain of such pending matters.

ITEM 2. PROPERTIES
See Item 1.

ITEM 3. LEGAL PROCEEDINGS
Tennessee Environmental Proceedings
The Company is subject to several administrative orders issued by the Tennessee Department of Environment and Conservation directing the Company to implement plans designed to remedy possible ground water contamination and to manage source area material which was generated by a divested operating division and which was deposited on a site in a rural area near Nashville, Tennessee. Substantially all source material and ground water remedial actions have been implemented. The Company believes that it has fully provided for the costs to be incurred with respect to these remedial actions.

In addition to the administrative proceedings described above, the Company was named as a defendant in nine civil actions originally filed on behalf of 29 individuals who resided or owned property in the vicinity of the site described above. The plaintiffs alleged that the Company was liable for creating a nuisance and a hazardous condition and for negligence based upon the alleged violation of several state and federal environmental statutes. The plaintiffs sought recovery for personal injuries and property damages totalling $17.6 million, punitive damages totalling $19.5 million and certain costs and expenses, including attorneys' fees. On November 2, 1994, the Company concluded a settlement agreement disposing of all claims in the litigation which had not been previously settled, resulting in a charge to earnings of approximately $659,000 in the third quarter of Fiscal 1995. The Company had previously concluded settlement agreements with the other plaintiffs providing for payments by the Company aggregating approximately $675,000 and for the purchase of a residence at an appraised value of approximately $170,000.

New York State Environmental Proceedings
The Company is also a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints in both cases allege the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

The environmental authorities have issued decisions selecting plans of remediation with respect to the Johnstown and Gloversville sites which have total estimated costs of $16.5 million and $28.3 million, respectively.

The Company has filed answers to the complaints in both the Johnstown and Gloversville cases denying liability and asserting numerous defenses. The Company has established a provision in the amount of $1,500,000 to cover its estimated share of future remediation costs. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of such costs, the availability of State funding to pay a portion of such costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of any additional liability the Company may incur with respect to either of the Johnstown or Gloversville actions.

Whitehall Environmental Sampling
The Michigan Department of Natural Resources ("MDNR") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDNR has advised the Company that it will review the results of the analysis for possible referral to the U.S. Environmental Protection Agency ("EPA") for action under the Comprehensive Environmental Response Compensation and Liability Act. Neither MDNR nor the EPA has threatened or commenced any enforcement action or suggested any remediation activity. The Company is studying the MDNR data and intends to cooperate with MDNR to identify and implement appropriate responsive action. The Company is not yet able to estimate the costs associated with this matter or to determine whether the required actions, if any, will have a material effect on its financial condition or results of operations.

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

The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee, commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares.

The Chancery Court determined that the fair value of a share of series 2 was $131.32 and of a share of series 3 was $193.11, compared with $91 a share for series 2 and $46 a share for series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994. In September 1994, the Company paid the dissenter's legal fees and expenses aggregating approximately $445,000.

FIFA Infringements Action
On February 3, 1995, the Company's subsidiary, Mitre Sports International Limited, with numerous other manufacturers and marketers of soccer balls, was served with a complaint filed in the U.S. District Court for the Northern District of Georgia by Federation Internationale de Football Association ("FIFA"), ISL Marketing A.G. and World Cup U.S.A. 1994, Inc. alleging trademark infringement, copyright infringement, unfair competition, breach of contract and other claims arising out of the defendants' use of designations including the name "FIFA" on balls to denote their conformity to official size and weight requirements of FIFA-sanctioned soccer competitions. The complaint seeks injunctive relief and unspecified damages. The subsidiary has answered the complaint and asserted counterclaims based on federal antitrust law, and intends to defend the action vigorously. The Company is unable to predict the outcome of this action but does not believe it will have a materially adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1995.

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

David M. Chamberlain, 51, Chairman, President and Chief Executive Officer of Genesco. Mr. Chamberlain was elected president and chief executive officer on October 13, 1994 and chairman as of February 1, 1995. Mr. Chamberlain joined Shaklee Corporation, a manufacturer and marketer of consumer products, in 1983 as president and chief operating officer, was elected a director in 1983 and served as chief executive officer from 1985 until 1993. He was chairman of Shaklee Corporation from 1989 until May 1994, when he became a partner in Consumer Focus Partners, a California venture capital firm. Prior to 1983 he was senior vice president and group executive of Nabisco Brands Ltd., Canada. He has been a director of Genesco since 1989.

James S. Gulmi, 49, Vice President - Finance, Treasurer and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995.

Steven E. Little, 53, Vice President - Administration. Mr. Little has served in various human resources and operations management roles during his 30 year tenure with Genesco. Mr. Little was named vice president - human resources in 1994 and assumed his present responsibilities in December 1994.

Roger G. Sisson, 31, Secretary and Legal Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994 and amended his present responsibility in October 1994. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

Paul D. Williams, 40, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

Fowler H. Low, 63, Chairman of Johnston & Murphy (a division of Genesco). Mr. Low has 39 years of experience in the footwear industry, including 32 years with Genesco. He rejoined Genesco in 1984 after serving as vice president of sales and marketing for G. H. Bass, a division of Chesebrough-Pond's Inc. He was appointed president of the footwear manufacturing and wholesale group in 1988 and was appointed to his present post in February 1991.

Ben Harris, 51, President of Genesco Retail (a division of Genesco). Mr. Harris joined the Company in 1961 and in 1987 was named director of the leased department division of the Jarman Shoe Company. In November 1991, he was named president of the Jarman Shoe Company. In February 1995, he was named president of Retail Footwear, which includes the Jarman Shoe Company, Journeys and Factory to You.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
The Company's common stock is listed on the New York Stock Exchange (Symbol:
GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended January 31                                  High                                    Low
- ----------------------------                                  ----                                    ---
1993   1st Quarter                                            7                                      5 1/8
       2nd Quarter                                            6 1/4                                  5
       3rd Quarter                                            7 3/4                                  5 5/8
       4th Quarter                                           11 1/4                                  7

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

Fiscal Year ended January 31
- ----------------------------

1995   1st Quarter                                            4 7/8                                  3 5/8
       2nd Quarter                                            4 1/8                                  2 3/4
       3rd Quarter                                            3 3/8                                  2 1/8
       4th Quarter                                            2 3/8                                  1 5/8

There were approximately 14,000 common shareholders of record on January 31, 1995.

See Notes 12 and 14 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
- ---------------------------------------------------------------------------------------------------------------
                                                                                         YEARS ENDED JANUARY 31
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,            ---------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                       1995        1994        1993        1992         1991
- ---------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                             $462,901    $467,891    $430,127    $352,475     $355,740
Depreciation and amortization                            9,224      10,723       9,719       9,109        8,915
Operating income (loss)*                                 4,820      (2,968)     27,415      13,047       11,896
Pretax earnings (loss)                                 (17,757)    (29,788)      7,638      (3,154)      (3,739)
Earnings (loss) before discontinued operations,
  extraordinary loss and cumulative effect of
  change in accounting principle                       (18,514)    (27,888)      2,640      (4,479)      (3,789)
Discontinued operations                                (62,678)    (23,891)      7,053       4,940        5,071
Loss on early retirement of debt (net of tax)              -0-         240         583         -0-        1,688
Cumulative effect of change in accounting
  for postretirement benefits                              -0-       2,273         -0-         -0-          -0-
- ---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   $(81,192)   $(54,292)   $  9,110    $    461     $   (406)
===============================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations,
  extraordinary loss and postretirement benefits
    Primary                                           $   (.77)   $  (1.17)   $    .10    $   (.21)    $   (.18)
    Fully diluted                                         (.77)      (1.17)        .10        (.21)        (.18)
Discontinued operations
    Primary                                              (2.58)       (.99)        .30         .22          .22
    Fully diluted                                        (2.58)       (.99)        .30         .22          .22
Extraordinary loss
    Primary                                                .00        (.01)       (.02)        .00         (.07)
    Fully diluted                                          .00        (.01)       (.02)        .00         (.07)
Postretirement benefits
    Primary                                                .00        (.09)        .00         .00          .00
    Fully diluted                                          .00        (.09)        .00         .00          .00
Net earnings (loss)
    Primary                                              (3.35)      (2.26)        .38         .01         (.03)
    Fully diluted                                        (3.35)      (2.26)        .38         .01         (.03)
===============================================================================================================
BALANCE SHEET DATA
Total assets                                          $243,878    $309,386    $317,868    $237,244     $251,384
Long-term debt                                          75,000      90,000      54,000      14,885       28,921
Capital leases                                          12,400      15,253      14,901      12,099       10,080
Non-redeemable preferred stock                           7,943       8,064       8,305       8,330       14,272
Common shareholders' equity                             21,450      90,659     146,746     140,834      134,887
Additions to plant, equipment and capital leases         5,762       8,356      10,132       9,341       11,922
===============================================================================================================
FINANCIAL STATISTICS
Operating income as a percent of net sales                 1.0%       (0.6%)       6.4%        3.7%         3.3%
Book value per share                                  $    .87    $   3.73    $   6.33    $   6.16     $   5.96
Working capital                                       $100,731    $160,094    $168,875    $132,871     $143,538
Current ratio                                              2.2         3.3         3.5         3.8          3.7
Percent long-term debt to total capital                   74.8%       51.6%       30.8%       15.3%        20.7%
===============================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                   498         518         540         575          613
Number of employees                                      5,400       6,950       6,550       6,150        6,150
===============================================================================================================

* Represents operating income of the footwear business segment.

Reflected in the loss for Fiscal 1995 and Fiscal 1994 was a restructuring charge of $22.1 million and $12.3 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

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

During Fiscal 1992 the Company acquired and cancelled approximately 712,000 shares of Employees Subordinated Convertible Preferred Stock.

The Company has not paid dividends on its Common Stock since 1973. See Note 14 to the Consolidated Financial Statements for a description of limitations on the Company's ability to pay dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the selected financial information in Item 6 and the business segment information in Note 21 to the Consolidated Financial Statements included in Item 8.

SIGNIFICANT DEVELOPMENTS

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

The 1995 Restructuring provides for the following:
1995 Restructuring Charge
   -  Liquidation of the University Brands children's shoe business,
   -  Sale of the Mitre Sports soccer business, and
   -  Facility consolidation costs and permanent work force reductions.
1995 Restructuring Provision
   -  Liquidation of The Greif Companies men's tailored clothing business, and
   - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and other costs described below and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constitute the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

The 1995 Restructuring Charge included $10.7 million in asset write-downs, $2.6 million of foreign currency translation adjustments realization and $8.8 million of other costs. Other costs include primarily facility shutdown costs and payments related to the permanent work force reductions. The 1995 Restructuring Charge provides for the elimination of approximately 535 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated of which 36 jobs had been eliminated by January 31, 1995.


The 1995 Restructuring Provision included $27.5 million in asset write-downs and $41.1 million of other costs. Other costs included primarily union pension liability, employee severance arrangements, facility shutdown costs and other contract liabilities.

In the fourth quarter the 1995 Restructuring Provision was adjusted by a reversal of $10.5 million, reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The reversal reflects the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased and its inventories and equipment have been liquidated. The other divestitures anticipated by the 1995 Restructuring are presently in process. The outcome of these divestitures and other aspects of the 1995 Restructuring may cause adjustments to the 1995 Restructuring Charge and Provision. The Company anticipates that variations in the timing of these adjustments may affect the results of operations and cash flows of the Company from quarter to quarter during the remainder of Fiscal 1996 and that some variations may be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

Revolving Credit Agreement
On October 31, 1994, the Company's revolving credit agreement was amended to adjust certain financial covenants to reflect operating results, including the charges and provisions associated with the 1995 Restructuring, and to reduce the facility from $100 million to $65 million (subject to further reductions). See Notes 2 and 12 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - FISCAL 1995 COMPARED TO FISCAL 1994

The Company's net sales from continuing operations for the year ended January 31, 1995 decreased 1.1% from the previous year. Total gross margin for the year decreased 1.4% and declined from 37.5% to 37.4% as a percentage of net sales. Selling and administrative expenses decreased 8.7% and decreased as a percentage of net sales from 38.9% to 35.9%. The pretax loss in Fiscal 1995 was $17,757,000, compared to a pretax loss of $29,788,000 for Fiscal 1994. The Company reported a net loss of $81,192,000 ($3.35 per share) for Fiscal 1995 compared to a net loss of $54,292,000 ($2.26 per share) in Fiscal 1994. The pretax loss for Fiscal 1995 includes the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations, while the pretax loss for Fiscal 1994 includes a $12.3 million restructuring charge in connection with a restructuring plan adopted at January 31, 1994 (the "1994 Restructuring"). Fiscal 1995 net loss includes, in addition to the 1995 Restructuring Charge, the adjusted $58.1 million 1995 Restructuring Provision while Fiscal 1994 includes a $17.1 million provision relating to discontinued operations. See
Note 2 to the Consolidated Financial Statements. The net loss in Fiscal 1994 includes a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106. See
Note 17 to the Consolidated Financial Statements. In addition, Fiscal 1994's net loss includes an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt. See Note 12 to the Consolidated Financial Statements.

Footwear Retail

                                                                   Fiscal Year
                                                                Ended January 31,
                                                            -------------------------          %
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                        (In Thousands)
      Net Sales                                             $234,448         $231,456         1.3%
      Operating Income before
        Restructuring Charges                               $ 17,161         $  4,832         255%
      Restructuring Charges                                 $    236         $  8,673       (97.3%)
      Operating Income                                      $ 16,925         $ (3,841)         -
      Operating Margin                                           7.2%            (1.7)%

Led by an increase in comparable store sales of approximately 4%, net sales from footwear retail operations increased 1.3% in Fiscal 1995 compared to Fiscal 1994. The average price per pair increased 3%, while unit sales were flat from Fiscal 1994, primarily from the operation of fewer stores.

Gross margin as a percentage of net sales increased from 49.3% to 50.5%, primarily from decreased markdowns. Operating expenses decreased 5.8%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring (see Note 2 to the Consolidated Financial Statements) and lower advertising expenses, and decreased as a percentage of net sales from 47.0% to 43.7%. Operating income for Fiscal 1995 does not include operating losses of the 58 retail stores included in the 1994 Restructuring.

Operating income before restructuring charges in Fiscal 1994, adjusted to exclude results of the stores included in the 1994 Restructuring, was $8,178,000. Current operating income before restructuring charges of $17,161,000 in Fiscal 1995 was higher than last year's adjusted operating income due to improved margins and lower operating expenses.

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year
                                                                Ended January 31,
                                                            ------------------------          %
                                                              1995             1994         Change
                                                            --------         --------       ------
                                                                        (In Thousands)
      Net Sales                                             $228,453         $236,435       (3.4)%
      Operating Income before
        Restructuring Charges                               $  8,473         $  4,115       105.9%
      Restructuring Charges                                 $ 20,578         $  3,242       534.7%
      Operating Income                                      $(12,105)        $    873         -
      Operating Margin                                          (5.3)%            0.4%


Net sales from footwear wholesale and manufacturing operations were $8.0 million (3.4%) lower in Fiscal 1995 than in the previous year, reflecting primarily lower unit sales and selling prices of western boots and, to a lesser extent, lower sales of tanned leather.

Gross margin as a percentage of net sales decreased from 26.0% to 23.9%, primarily due to volume-related manufacturing inefficiencies and price reductions to stimulate sales in the Company's boot operations.

Operating expenses decreased 11.2% and decreased as a percentage of net sales from 24.2% to 22.2%, primarily because of reduced advertising expenses.

The increase in operating income before restructuring charges is due to lower operating expenses and a $1.6 million reduction in losses related to the companies being divested.

Driven by record sales, western boot production in the first quarter of Fiscal 1994 resulted in positive manufacturing variances in the Company's boot plants. A sharp decline in the sale of western boots led to a decision in the latter part of Fiscal 1994 to curtail western boot production. Despite the closing of a western boot plant in the first quarter of Fiscal 1995 pursuant to the 1994 Restructuring, the lower volume of boots manufactured in Fiscal 1995 resulted in manufacturing inefficiencies which negatively impacted gross margin. The 1995 Restructuring Charge includes a provision to close another boot manufacturing plant, which closed in January 1995.

The net sales and operating loss before restructuring provision for Fiscal 1994 of the University Brands and Mitre Sports businesses that are being disposed of in the 1995 Restructuring were $75,972,000 and $1,729,000, respectively. The net sales for Fiscal 1995 of the divisions being divested were $74,818,000.
The operating loss before restructuring of $167,000 for Fiscal 1995 is for the nine months ended October 31, 1994 since the operating results subsequent to October 31, 1994 have been charged against the provision for restructuring.

Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment in Fiscal 1995 prior to the decision to discontinue were $81.8 million and $4.5 million, respectively. In addition, a $58.1 million provision for discontinued operations was recorded in Fiscal 1995.

Net sales and operating loss of the segment for Fiscal 1994 were $105 million and $4.9 million, respectively. In addition, there was a $17.1 million restructuring charge related to the men's apparel segment taken at January 31, 1994 in connection with the 1994 Restructuring.

Corporate and Interest Expenses
Corporate and other expenses in Fiscal 1995 were $15.5 million, compared to $16.5 million for Fiscal 1994, a decrease of approximately 6%. Included in corporate and other expenses in Fiscal 1995 are provisions of $1.4 million for environmental litigation compared to only $500,000 of such provisions in Fiscal 1994. Fiscal 1995 expenses also include $2.3 million of severance costs, $1.3 million of which relates to the 1995 Restructuring, while Fiscal 1994 also includes $2.5 million of severance costs, $404,000 of which relates to the 1994 Restructuring. Fiscal 1994's expenses also include a provision of $448,000 for an adverse decision in a lawsuit and a $558,000 gain from the sale of excess real estate. Excluding the provisions for environmental litigation and the severance costs, corporate expenses in Fiscal 1995 decreased 13% from Fiscal 1994, due primarily to lower compensation expenses due to layoffs related to the restructurings and other staff reductions that occurred after the first quarter of Fiscal 1994. It is expected that compensation expense will be further reduced in Fiscal 1996 as the 1995 Restructuring is fully implemented.

Interest expense increased $925,000, or 8%, from last year, because of an increase in both average borrowings and average interest rates.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, gross margin and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations in Fiscal 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $5.5 million.

RESULTS OF OPERATIONS - FISCAL 1994 COMPARED TO FISCAL 1993

The Company's net sales of continuing operations for the year ended January 31, 1994 increased 8.8% from Fiscal 1993. Total gross margin for the year decreased 0.6% and declined from 41.0% to 37.5% as a percentage of sales. Selling and administrative expenses increased 12.8% and increased as a percentage of sales from 37.5% to 38.9%. The pretax loss for Fiscal 1994 was $29.8 million, compared to pretax earnings of $7.6 million for Fiscal 1993. Included in Fiscal 1994 pretax loss is a $12.3 million restructuring charge in connection with the 1994 Restructuring. See Note 2 to the Consolidated Financial Statements. The Company reported a net loss of $54.3 million ($2.26 per share) for Fiscal 1994, compared to net earnings of $9.1 million ($.38 per share) in Fiscal 1993.

The net loss in Fiscal 1994 includes a $17.1 million provision for loss on discontinued operations and a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106. See Note 17 to the Consolidated Financial Statements. In addition, Fiscal 1994's net loss includes an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt. See Note 12 to the Consolidated Financial Statements.

Footwear Retail

                                                                   Fiscal Year
                                                                Ended January 31,
                                                            -------------------------         %
                                                              1994             1993         Change
                                                            --------         --------       ------
                                                                        (In Thousands)
   Sales                                                    $231,456         $227,741        1.6%

   Operating Income                                         $ (3,841)        $  9,171          -

   Operating Margin                                             (1.7%)            4.0%


Net sales from footwear retail operations increased 1.6% in Fiscal 1994 as compared to Fiscal 1993 despite operating an average of 5% fewer stores. The increase in net sales reflects an average price per unit increase of approximately 2%, partially offset by a unit sales decrease of approximately 1%. Comparable store sales increased approximately 4% from the same period in Fiscal 1993. Gross margin as a percentage of sales decreased from 50.2% to 49.3% due to increased markdowns. Inventory markdowns not included in the 1994 Restructuring charge in connection with the 1994 Restructuring resulted primarily from the purchase of fashion merchandise for adolescent consumers which did not sell well. Operating expenses increased 3.5% and increased as a percentage of sales from 46.1% to 47.0%. The increase in operating expenses is due primarily to increased advertising expenses. The decline in operating income, excluding an $8.7 million restructuring charge in Fiscal 1994, is attributable to the increased markdowns and to the operating expense increase.

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year
                                                                Ended January 31,
                                                            -------------------------          %
                                                              1994             1993          Change
                                                            --------         --------        ------
                                                                        (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . .     $236,435         $202,386         16.8%

   Operating Income . . . . . . . . . . . . . . . . . .     $    873         $ 18,244        (95.2%)

   Operating Margin . . . . . . . . . . . . . . . . . .           .4%             9.0%

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

Gross margin as a percentage of sales decreased from 30.7% to 26.0%, primarily due to manufacturing inefficiencies and price reductions to stimulate sales and, to a lesser extent, to lower-margin product mix caused by increased tanned leather sales.

As a result of aggressive sales growth plans for Fiscal 1994 which were not met, several operating divisions entered the last half of Fiscal 1994 with excess inventory and reduced prices to liquidate excess inventory. Price reductions related to boot products, a new line of casual men's shoes, which had to be repositioned at lower price points, and children's shoes.

The volume-related negative manufacturing variances occurred in the Company's boot plants as a result of a decision in the latter part of Fiscal 1994 to curtail the production of boots in response to lower boot sales.

Sales of western and western influenced fashion products historically have been cyclical in nature, and in Fiscal 1994 the Company experienced a decline in wholesale sales of western products when compared to the previous year. In Fiscal 1993 the Company shifted a substantial portion of its manufacturing capacity formerly utilized in manufacturing products which are now purchased from foreign sources to the production of boots to meet the sharply rising demand for those products. As a result of the decline of boot sales in Fiscal 1994 and the expected further decline in Fiscal 1995, the Company made a decision to close one of its manufacturing plants in connection with the 1994 Restructuring.

Operating expenses increased 35.0% and increased as a percentage of sales from 21.1% to 24.4%, primarily because of increased divisional administrative and selling expenses and increased advertising expenses to support aggressive sales growth plans for Fiscal 1994.

The decline in operating income, excluding a $3.2 million restructuring charge in Fiscal 1994, is due to the increased expenses and lower margins described above.

Tailored Clothing

                                                                    Fiscal Year
                                                                 Ended January 31,
                                                            -------------------------          %
                                                              1994             1993          Change
                                                            --------         --------        ------
                                                                    (In Thousands)
   Sales  . . . . . . . . . . . . . . . . . . . . . . . .   $104,969         $109,740        (4.3%)

   Operating Income . . . . . . . . . . . . . . . . . . .   $(21,986)        $  6,065           -

   Operating Margin                                            (20.9%)            5.5%


Net sales from tailored clothing operations decreased 4.3% in Fiscal 1994 as compared to the previous year. Net sales, excluding those of GCO Apparel Corporation, which began operations in August 1993, declined by 13.6%.

Gross margin decreased 43% and declined as a percentage of sales from 24.7% to 14.6%. This decline was the result of industry-wide conditions and the Company's response in Fiscal 1993 and Fiscal 1994 to those conditions as described below.

The United States market for tailored clothing has been shrinking, reflecting a long-term shift in consumer preferences toward more casual apparel, and the market share of low-cost foreign and domestic, non-union manufacturers has been increasing at the expense of traditional domestic manufacturers like the Company's Greif division. In addition, changes have occurred in the traditional channels of distribution for tailored clothing as a result of the consolidation (frequently in leveraged buyouts) of department stores, the declining number of independent men's specialty stores and the growth of off-price clothing merchants. All of these factors have led to increased demands by retailers for lower-priced clothing and promotional pricing.

In Fiscal 1993 and Fiscal 1994, Greif implemented a plan to reduce its manufacturing costs in order to become more competitive. Greif reduced its manufacturing capacity through a reduction in employment and made changes in product specifications to lower labor and material costs. The products manufactured to the new specifications, which were shipped for the spring 1993 season, were not well-received by Greif's customers and led to higher than normal returns, allowances and discounts. Greif made improvements in the quality of its products for spring 1994 resulting in increased costs to manufacture the products despite having accepted orders based on lower-cost product specifications.

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

Operating expenses decreased 4% because of lower advertising and selling expenses but increased as a percentage of sales from 19.2% to 19.3%. As a result of a decline in orders for tailored clothing products stemming from the problems discussed above and the loss of Ralph Lauren licenses for Chaps and Polo University Club which accounted for $33.8 million of sales in Fiscal 1994, the Company decided to reduce manufacturing capacity in Fiscal 1995 by closing plants and recorded a restructuring charge of $17.1 million. This charge is included in tailored clothing operating loss for Fiscal 1994. The $11.4 million reduction in operating income from Fiscal 1993 to Fiscal 1994 (excluding a $400,000 employee reduction charge in Fiscal 1993 and the $17.1 million restructuring charge in Fiscal 1994) is attributable to lower sales and gross margins and approximately $1.1 million of costs related to labor difficulties. Total costs (including legal and security expenses) for Fiscal 1994 arising out of Greif's labor problems were approximately $2.0 million.

Corporate and Interest Expenses
Corporate and other expenses were $16.5 million in Fiscal 1994, compared to $14.1 million for the previous year, an increase of 17%. Fiscal 1994 expenses included a net expense in the amount of $2,932,000, comprised of $2,138,000 for corporate staff severance payments, a $500,000 provision for environmental litigation, a provision of $448,000 for an adverse decision in a lawsuit and $404,000 for corporate restructuring, partially offset by a $558,000 gain from the sale of excess real estate. Fiscal 1993 expenses included a net expense in the amount of $717,000, comprised of a $350,000 provision for an adverse decision in a lawsuit and a $367,000 provision from the closing of a printing service department. Excluding these adjustments, corporate and other expenses increased $119,000 in Fiscal 1994 as compared to Fiscal 1993, primarily due to higher legal fees.

Interest expense increased $5.4 million, or 95% in Fiscal 1994 as compared to Fiscal 1993 because of an increase in the average outstanding indebtedness and the higher average interest rates as a result of the issuance of the 10 3/8% Notes. The proceeds of the offering of the 10 3/8% Notes replaced bank borrowings under the Company's revolving credit agreement and a $20,000,000 term loan, both of which were at lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                                 January 31
                                                                           --------------------------------
                                                                            1995        1994          1993
                                                                           ------      ------        ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . .  $ 10.2      $  3.6        $  4.8
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $100.7      $160.1        $168.9
Long-term debt (includes current
  maturities)
     10 3/8% senior notes  . . . . . . . . . . . . . . . . . . . . . . .   $ 75.0      $ 75.0             -
     Refinanced long-term debt*  . . . . . . . . . . . . . . . . . . . .        -           -        $ 32.0
     Revolving credit debt . . . . . . . . . . . . . . . . . . . . . . .        -      $ 15.0        $ 22.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.2x        3.3x          3.5x

_______________

 * The refinanced long-term debt includes $12 million of 9.75% debt and $20 million of indebtedness incurred to finance the Mitre U.K. acquisition. See Note 3 to the Consolidated Financial Statements.

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $22.5 million in Fiscal 1995 while cash used by operating activities was $17.4 million in Fiscal 1994 and $5.0 million in Fiscal 1993. The $39.9 million improvement in cash flow from operating activities for Fiscal 1995 from Fiscal 1994 reflects factors including the cash inflows from the disposal of assets included in the 1995 Restructuring, lower footwear wholesale inventory (primarily in the Company's boot business) lower tailored clothing inventory prior to the decision to liquidate as a result of anticipated lower Greif sales, reduced raw material purchases and lower inventories from retail store closings. An additional $12.4 million of cash was used by operating activities in Fiscal 1994 as compared to the previous year primarily due to the Company's net loss from operations for the year. The $31.8 million decrease in cash flow from operating activities from Fiscal 1992 to Fiscal 1993 reflects the additional working capital requirements to support the growth in the Company's existing businesses and additional working capital investments in newly acquired or introduced businesses.

A $25.5 million decrease in inventories reflected in the Consolidated Cash Flow statement from January 31, 1994 levels was primarily due to liquidation of inventories in connection with the 1995 Restructuring, lower footwear wholesale inventory (primarily boot inventory) and lower retail inventory from the store closings included in the 1994 Restructuring. A $3.6 million increase in inventories at January 31, 1994 as compared to January 31, 1993 is from the acquisition by GCO Apparel Corporation of the assets of LaMar Manufacturing Company. See Note 3 to the Consolidated Financial Statements. In the Company's remaining businesses in Fiscal 1994 a buildup of inventory in certain of the Company's wholesale lines resulting from a downturn in sales was offset by a reduction in retail inventory either by markdowns or sales. The $40.1 million increase in inventories from January 31, 1992 to January 31, 1993 was comprised of more units of certain existing lines of footwear in anticipation of higher sales and $16.0 million of new lines introduced or acquired in Fiscal 1993. The inventory increase also reflects a higher-priced inventory mix of branded merchandise in some of the Company's retail divisions.

Accounts receivable at January 31, 1995 remained flat with decreases in operations to be divested receivables offset from increased sales in the men's branded footwear and extended terms to meet competitive pressures. Accounts receivable at January 31, 1994 decreased $5.7 million compared to January 31, 1993, primarily from decreased boot and tailored clothing sales in the fourth quarter of Fiscal 1994. Accounts receivable at January 31, 1993 increased $17.4 million compared with January 31, 1992, primarily from increased footwear wholesale sales (including $7.3 million attributable to the new wholesale footwear lines that were introduced or acquired in Fiscal 1993) and increased fourth quarter tailored clothing sales.

Included in the accounts payable and accrued liabilities line in the Consolidated Statement of Cash Flows are the following increases (decreases):


                                                                           Years Ended January 31,
                                                                  ----------------------------------------
   (In Thousands)                                                   1995            1994            1993
                                                                  --------        --------        --------
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $(2,204)        $ (9,907)       $10,128
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . .    (4,754)            (787)         3,061
                                                                  -------         --------        -------
                                                                  $(6,958)        $(10,694)       $13,189
                                                                  =======         ========        =======


The fluctuations in accounts payable were due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in Fiscal 1995 was due primarily to severance costs and liabilities and leases related to the restructurings.

The change in accrued liabilities in Fiscal 1994 was due primarily to decreased bonus and tax accruals relating to the loss in Fiscal 1994. The change in accrued liabilities in Fiscal 1993 was due primarily to increased bonus and tax accruals relating to increased profitability in Fiscal 1993.

The $15.0 million reduction in long-term debt at January 31, 1995 as compared to January 31, 1994 reflected the paydown of the revolver primarily from cash generated by the 1995 Restructuring and the phasedown of the tailored clothing segment under the 1994 Restructuring.

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

Capital Expenditures and Acquisitions
Capital expenditures were $5.8 million in Fiscal 1995, $7.9 million in Fiscal 1994 and $9.2 million in Fiscal 1993. The $2.1 million decrease in Fiscal 1995 capital expenditures as compared to Fiscal 1994 resulted from a decrease in footwear manufacturing expenditures and tailored clothing expenditures. The $1.3 million decrease in Fiscal 1994 capital expenditures as compared to Fiscal 1993 resulted from a decrease in retail store expenditures. The $2.2 million increase in Fiscal 1993 capital expenditures as compared to Fiscal 1992 resulted from a $1.4 million decline in the acquisition of fixed assets through capitalized leases and increased footwear manufacturing machinery purchases related to increased boot production.

Total capital expenditures in Fiscal 1996 are expected to be approximately $10.6 million. These include expected retail expenditures of $4.0 million to open 16 new retail stores and to complete 32 major store renovations. Capital expenditures for wholesale and manufacturing operations and other operations are expected to be approximately $6.6 million.

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

On August 12, 1993, GCO Apparel acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar Manufacturing Company. See Note 3 to the Consolidated Financial Statements. The purchase price was approximately $11.8 million, including $10.9 million of cash and $900,000 of deferred payments to be completed by August 1995. The acquisition was financed through revolving credit borrowings.

Future Capital Needs
The Company expects that cash provided by operations and by the sale of assets employed in operations to be divested pursuant to the 1995 Restructuring will be sufficient to fund all of its capital expenditures through Fiscal 1996. The substantial improvement in cash flow achieved in Fiscal 1995 is based upon substantial liquidation of working capital from the 1995 Restructuring, primarily the working capital invested in the tailored clothing business. The approximately $27.6 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next 12 months are expected to be fully offset by cash inflows from sales of assets employed in operations to be divested pursuant to the 1995 Restructuring.

The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended as of October 31, 1994, and that the commitments under that agreement will be adequate to meet the Company's credit needs for Fiscal 1996. See Note 12 to the Consolidated Financial Statements. However, the financial covenants contained in the revolving credit agreement are restrictive and the Company is considering various alternatives in meeting its credit needs.

There were $12 million of letters of credit outstanding under the revolving credit agreement at January 31, 1995.

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

At January 31, 1995, the Company's English subsidiary, Mitre U.K., had a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $7.9 million at January 31, 1995) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility expired on December 3, 1994 but has been extended by an oral agreement through April 23, 1995. Management of the Company believes that the financial commitments provided by its revolving credit agreement will be adequate to replace the commitments provided by the expired facility, if necessary.

On November 7, 1994, Standard & Poor's announced that it had lowered the rating of the 10 3/8% Notes to B from B+ based on its concern that Genesco's ongoing business operations will not provide the earnings and cash flow generation reflective of a B+ senior credit rating. On November 10, 1994, Moody's announced that it had lowered its rating of the Notes to B2 from B1 and that the rating remains under review for potential further downgrade. According to Standard & Poor's, a debt instrument rated B has a greater vulnerability to default than debt rated BB, but currently has the capacity to meet interest and principal payments. According to Moody's, the assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small with respect to a debt instrument rated B. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

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

Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" was also implemented in the first quarter of Fiscal 1994 by the Company. Implementation of SFAS 109 did not affect the Company's results of operations but resulted in reclassifications in the balance sheet. Because changes in the economic environment have historically affected the Company's results of operations, the Company is limiting the amount of deferred tax assets it recognizes to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. For additional information, see Note 15 to the Consolidated Financial Statements.

INFLATION
The Company does not believe inflation during periods covered in this discussion has had a material impact on sales or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Independent Accountants                                        30

Consolidated Balance Sheet, January 31, 1995 and January 31, 1994        31

Consolidated Earnings, each of the three years ended
  January 31, 1995                                                       32

Consolidated Cash Flows, each of the three years ended
  January 31, 1995                                                       33

Consolidated Shareholders' Equity, each of the three years
  ended January 31, 1995                                                 34

Notes to Consolidated Financial Statements                               35


February 24, 1995



To the Board of Directors and
Shareholders of Genesco Inc.


                       Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 69 present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Nashville, Tennessee

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Balance Sheet
                                 January 31
                                 In Thousands

- -----------------------------------------------------------------------------------------------------------

                                                                                        1995           1994
- -----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                                    $  10,235       $  3,625
Accounts receivable                                                                   32,080         66,006
Inventories                                                                           82,905        155,120
Other current assets                                                                   4,277          5,839
Current assets of operations to be divested                                           53,891            -0-
- -----------------------------------------------------------------------------------------------------------
Total current assets                                                                 183,388        230,590
- -----------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                              28,073         42,909
Goodwill and other intangibles                                                           -0-         18,590
Other noncurrent assets                                                               13,773         17,297
Noncurrent assets of operations to be
  divested                                                                            18,644            -0-
- -----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $ 243,878       $309,386
===========================================================================================================

- -----------------------------------------------------------------------------------------------------------

                                                                                        1995           1994
- -----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current payments on capital leases                                                 $   2,343       $  2,365
Accounts payable and accrued liabilities                                              61,124         62,723
Provision for discontinued operations                                                 19,190          5,408
- -----------------------------------------------------------------------------------------------------------
Total current liabilities                                                             82,657         70,496
- -----------------------------------------------------------------------------------------------------------
Long-term debt                                                                        75,000         90,000
Capital leases                                                                        10,057         12,888
Other long-term liabilities                                                           25,746         36,168
Provision for discontinued operations                                                 21,025          1,111
Contingent liabilities                                                                   -              -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                       7,943          8,064
  Common shareholders' equity:
    Par value of issued shares                                                        24,832         24,793
    Additional paid-in capital                                                       121,670        121,634
    Accumulated deficit                                                             (104,582)       (23,241)
    Minimum pension liability adjustment                                              (2,613)        (9,964)
    Treasury shares, at cost                                                         (17,857)       (17,857)
    Foreign currency translation adjustments                                             -0-         (4,706)
- -----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            29,393         98,723
- -----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 243,878       $309,386
===========================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Earnings
                               In Thousands

- ----------------------------------------------------------------------------------------------------------------

                                                                                          YEAR ENDED JANUARY 31,
                                                                          --------------------------------------
                                                                              1995          1994            1993
- ----------------------------------------------------------------------------------------------------------------
Net sales                                                                 $462,901      $467,891        $430,127
Cost of sales                                                              289,961       292,474         253,693
Selling and administrative expenses                                        166,156       182,046         161,338
Restructuring charge                                                        22,114        12,319             -0-
- ----------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
other income and expenses                                                  (15,330)      (18,948)         15,096
- ----------------------------------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                                          11,955        11,030           5,644
  Other expense (income), net                                               (4,628)          487           1,814
  Gain on divestiture                                                       (4,900)         (677)            -0-
- ----------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                    2,427        10,840           7,458
- ----------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, discontinued
  operations, extraordinary loss and
  cumulative effect of change in
  accounting principle                                                     (17,757)      (29,788)          7,638
Income taxes                                                                   757        (1,900)          4,998
- ----------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                                                                (18,514)      (27,888)          2,640
Discontinued operations:
  Operating income (loss)                                                   (4,540)       (6,831)          7,053
  Provision for loss on discontinued operations                            (58,138)      (17,060)            -0-
- ----------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss and
  cumulative effect of change in
  accounting principle                                                     (81,192)      (51,779)          9,693
Extraordinary loss from
  early retirement of debt                                                     -0-          (240)           (583)
Postretirement benefits*                                                       -0-        (2,273)            -0-
- ----------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                       $(81,192)     $(54,292)       $  9,110
================================================================================================================

Earnings (loss) per common share:
  Before discontinued operations,
    extraordinary loss and cumulative
    effect of change in accounting
    principle                                                             $   (.77)     $  (1.17)       $    .10
  Discontinued operations                                                 $  (2.58)     $   (.99)       $    .30
  Extraordinary loss                                                      $    .00      $   (.01)       $   (.02)
  Postretirement benefits*                                                $    .00      $   (.09)       $    .00
  Net earnings (loss)                                                     $  (3.35)     $  (2.26)       $    .38
================================================================================================================


 * Reflects the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106 (see Note 1).

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands

- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  YEAR ENDED JANUARY 31,
                                                                              ------------------------------------------
                                                                                  1995                1994          1993
- ------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                           $(81,192)           $(54,292)     $  9,110
Noncash charges to earnings:
  Provision for loss on discontinued operations                                 58,138              17,060           -0-
  Restructuring charge                                                          22,114              12,319           -0-
  Depreciation and amortization                                                  9,254              10,723         9,719
  Provision for deferred income taxes                                            1,404               2,308          (771)
  Gain on divestiture                                                           (4,900)               (677)          -0-
  Postretirement benefits                                                          -0-               2,273           -0-
  Provision for losses on accounts receivable                                      813               1,595         1,777
  Loss on retirement of debt                                                       -0-                 240           546
  Other                                                                          1,076               1,608         1,536
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
  working capital and other changes                                              6,707              (6,843)       21,917
Effect on cash of changes in working
  capital and other assets and liabilities
  net of effect of business acquisitions:
    Accounts receivable                                                             44               4,142       (12,236)
    Inventories                                                                 25,458              (3,955)      (27,166)
    Other current assets                                                           100                (168)         (198)
    Accounts payable and accrued liabilities                                    (6,958)            (10,694)       13,189
    Other assets and liabilities                                                (2,881)                112          (520)
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                       22,470             (17,406)       (5,014)
- ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                          (5,750)             (7,929)       (9,162)
  Business acquisition                                                             -0-             (11,376)      (25,433)
  Proceeds from businesses divested and asset sales                              8,032                 189           175
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              2,282             (19,116)      (34,420)
- ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term borrowings                                                             -0-              77,016        23,275
  Net borrowings (repayments) under
    revolving credit agreement                                                 (15,000)             (7,000)       22,000
  Net change in short-term borrowings                                              (69)                 69        (4,240)
  Payments of long-term debt                                                       -0-             (32,000)       (3,600)
  Payments on capital leases                                                    (2,852)             (2,090)       (1,539)
  Exercise of options and warrants                                                  29               7,875         2,134
  Redemption of Mitre U.K. B shares                                                -0-              (5,000)          -0-
  Deferred note expense                                                            -0-              (3,109)         (800)
  Preferred dividends paid                                                         -0-                (232)         (312)
  Other                                                                           (250)               (199)           91
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            (18,142)             35,330        37,009
- ------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                    6,610              (1,192)       (2,425)
Cash and short-term investments at
  beginning of year                                                              3,625               4,817         7,242
- ------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                $ 10,235            $  3,625      $  4,817
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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands


- ---------------------------------------------------------------------------------------------------------------------
                              TOTAL                                                   FOREIGN      MINIMUM      TOTAL
                     NON-REDEEMABLE                        RETAINED                  CURRENCY      PENSION     SHARE-
                          PREFERRED    COMMON    PAID-IN   EARNINGS   TREASURY    TRANSLATION    LIABILITY   HOLDERS'
                              STOCK     STOCK    CAPITAL  (DEFICIT)      STOCK    ADJUSTMENTS   ADJUSTMENT     EQUITY
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1992     $8,330   $23,333   $112,873  $  22,485   $(17,857)      $    -0-      $   -0-   $149,164
- ---------------------------------------------------------------------------------------------------------------------
Exercise of options and
  warrants                      -0-       323      1,811        -0-        -0-            -0-          -0-      2,134
Translation adjustment          -0-       -0-        -0-        -0-        -0-         (5,044)         -0-     (5,044)
Net earnings                    -0-       -0-        -0-      9,110        -0-            -0-          -0-      9,110
Preferred dividends             -0-       -0-        -0-       (312)       -0-            -0-          -0-       (312)
Other                           (25)        2         22        -0-        -0-            -0-          -0-         (1)
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993     $8,305   $23,658   $114,706  $  31,283   $(17,857)       $(5,044)     $   -0-   $155,051
- ---------------------------------------------------------------------------------------------------------------------
Exercise of options and
  warrants                      -0-     1,132      6,743        -0-        -0-            -0-          -0-      7,875
Translation adjustment          -0-       -0-        -0-        -0-        -0-            338          -0-        338
Net loss                        -0-       -0-        -0-    (54,292)       -0-            -0-          -0-    (54,292)
Preferred dividends             -0-       -0-        -0-       (232)       -0-            -0-          -0-       (232)
Minimum pension
  liability adjustment          -0-       -0-        -0-        -0-        -0-            -0-       (9,964)    (9,964)
Other                          (241)        3        185        -0-        -0-            -0-          -0-        (53)
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994     $8,064   $24,793   $121,634  $ (23,241)  $(17,857)       $(4,706)     $(9,964)  $ 98,723
- ---------------------------------------------------------------------------------------------------------------------
Exercise of options             -0-         2          4        -0-        -0-            -0-          -0-          6
Translation adjustments:
  Year-to-date
    adjustments                 -0-       -0-        -0-        -0-        -0-          2,136          -0-      2,136
  Realized in FY 1995
    restructuring               -0-       -0-        -0-        -0-        -0-          2,570          -0-      2,570
Net loss                        -0-       -0-        -0-    (81,192)       -0-            -0-          -0-    (81,192)
Minimum pension liability
  adjustment                    -0-       -0-        -0-        -0-        -0-            -0-        7,351      7,351
Other                          (121)       37         32       (149)       -0-            -0-          -0-       (201)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995     $7,943   $24,832   $121,670  $(104,582)  $(17,857)       $   -0-      $(2,613)  $ 29,393
=====================================================================================================================

See Note 14 for additional information regarding each series of preferred stock.

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

FISCAL YEAR
The Company's fiscal year ends January 31. For purposes of these financial statements, the fiscal year ended January 31, 1995 is referred to as "Fiscal 1995" or "1995". Prior fiscal years are referred to in the same manner.

FINANCIAL STATEMENT RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current presentation (see Note 2).

INVENTORIES
Inventories of wholesaling and manufacturing companies are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method. Retail inventories are determined by the retail method.

PLANT, EQUIPMENT AND CAPITAL LEASES
Plant, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense is computed principally by the straight-line method.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles relate solely to operations to be divested and consist primarily of the excess of purchase price over fair value of net assets acquired in acquisitions. Goodwill is being amortized on a straight-line basis over 40 years. The Company periodically assesses the realizability of intangible assets taking into consideration such factors as expected cash flows and operating strategies.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts (principally Dollars and Lira). At January 31, 1995 and January 31, 1994, the Company had approximately $9.7 million and $7.1 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately six months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

POSTRETIREMENT BENEFITS
Substantially all full-time employees are covered by pension plans.   For its
defined benefit plan, the Company funds at least the minimum amount required by the Employee Retirement Income Security Act. The Company expenses the multiemployer plan contributions required to be funded under collective bargaining agreements.

The Company implemented Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of Fiscal 1994. This statement requires accrual of postretirement benefits such as life insurance and health care over the period the employee provides services to the Company. See Note 17 for additional information.

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

INCOME TAXES
Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes". Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards limited, in the case of deferred tax assets, to the amount of taxes recoverable from taxes paid in the current or prior years. See Note 15 for additional information.

EARNINGS PER COMMON SHARE
Earnings per common share are computed by dividing earnings, adjusted for preferred dividend requirements (1995-$302,000; 1994- $307,000; 1993-$312,000), by average common and common equivalent shares outstanding during the period.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS
FISCAL 1995 RESTRUCTURING
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constitute its entire men's apparel segment.

The 1995 Restructuring provides for the following:
1995 Restructuring Charge
   -  Liquidation of the University Brands children's shoe business,
   -  Sale of the Mitre Sports soccer business, and
   -  Facility consolidation costs and permanent work force reductions.
1995 Restructuring Provision
   -  Liquidation of The Greif Companies men's tailored clothing business, and
   - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and other costs described below and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constitute the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

The 1995 Restructuring Charge included $10.7 million in asset write-downs, $2.6 million of foreign currency translation adjustments realization and $8.8 million of other costs. Other costs include primarily facility shutdown costs and payments related to the permanent work force reductions. The 1995 Restructuring Charge provides for the elimination of approximately 535 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated of which 36 jobs had been eliminated by January 31, 1995.

The 1995 Restructuring Provision included $27.5 million in asset write-downs and $41.1 million of other costs. Other costs include primarily union pension liability, employee severance arrangements, facility shutdown costs and other contract liabilities.

In the fourth quarter the 1995 Restructuring Provision was adjusted by a reversal of $10.5 million reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The reversal reflects the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased and its inventories and equipment have been liquidated. The other divestitures anticipated by the 1995 Restructuring are presently in process. The outcome of these divestitures and other aspects of the 1995 Restructuring may cause adjustments to the 1995 Restructuring Charge and Provision. The Company anticipates that variations in the timing of these adjustments may affect the results of operations and cash flows of the Company from quarter to quarter during the remainder of Fiscal 1996 and that some variations may be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement are shown below:

- -----------------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED JANUARY 31,
                                                                     --------------------------------------
IN THOUSANDS                                                            1995           1994            1993
- -----------------------------------------------------------------------------------------------------------
Net sales                                                            $81,777       $104,969        $109,740
Cost of sales and expenses                                            86,317        109,895         103,675
- -----------------------------------------------------------------------------------------------------------
Pretax earnings (loss)                                                (4,540)        (4,926)          6,065
Income tax expense (benefit)                                             -0-          1,905            (988)
- -----------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                  $(4,540)      $ (6,831)       $  7,053
===========================================================================================================

Discontinued operations' sales subsequent to the decision to discontinue were $20.4 million in Fiscal 1995.

Net sales for Mitre and University Brands for Fiscal 1995, 1994 and 1993 were $75,975,000, $76,022,000 and $56,652,000, respectively. Operating income
(loss) for Mitre and University Brands before the restructuring provisions for Fiscal 1995, 1994 and 1993 was $(304,000), $(1,703,000) and $2,902,000,
respectively.

Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, gross margin and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations in Fiscal 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $5.5 million.

FISCAL 1994 RESTRUCTURING
Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies and made a decision to restructure certain of its operations and reassessed the recoverability of certain assets (the "1994 Restructuring"). As a result, the Company recorded a charge of $29.4 million of which $17.1 million relates to the men's apparel segment and has been reclassified in the income statement to provision for loss on discontinued operations. This charge reflects estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs. The restructuring involved the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). Included in the $15.8 million of asset write-downs was $7.7 million relating to goodwill, of which $6.9 million related to the LaMar acquisition and $800,000 related to the Toddler U Inc. acquisition. See Note 3 for information regarding these business acquisitions.

As a result of the loss of licenses in the fourth quarter of Fiscal 1994 under which the Company manufactured and sold certain branded product lines which accounted for a material portion of the Company's tailored clothing sales and the limited rights granted under a new collective bargaining agreement to source products from GCO Apparel, the Company reassessed the valuation of the goodwill related to the LaMar acquisition by GCO Apparel. The Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the LaMar acquisition and accordingly determined to write off the unamortized portion of the goodwill, which amounted to $6.9 million. The Company plans to sell the GCO Apparel business in connection with the 1995 Restructuring.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS, CONTINUED
During the fourth quarter of Fiscal 1994, the Company also reassessed the valuation of the goodwill related to the acquisition of the assets of Toddler U Inc. in light of a recognition during that quarter that there had been a material erosion of sales to the principal customer of Toddler U Inc. which the Company believed would not be replaced or recovered. In light of the material diminution of these sales which accounted for 36% of the sales of Toddler U Inc. during the twelve months preceding the acquisition, the Company concluded on the basis of estimated undiscounted future cash flows that the events in the fourth quarter resulted in a permanent impairment of the goodwill related to the acquisition of Toddler U Inc. and accordingly determined to write off the unamortized portion of the goodwill which amounted to $800,000. The operation employing the assets acquired from Toddler U Inc. (University Brands) is being liquidated in connection with the 1995 Restructuring.

Tangible asset write-downs also included $2.2 million for inventory, to reflect discounts taken to facilitate the rapid liquidation of merchandise purchased for sale in stores which are being closed, and $5.9 million for fixed asset write-downs, of which $1.9 million related to retail store closings and $4.0 million related to plant closings.


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

The purchase price was $28.2 million, of which $23.2 million was paid in cash. The remaining $5 million was paid in the form of 1,500,000 class B ordinary shares of Mitre U.K. (the "B Shares"). In addition, the Company paid acquisition expenses of approximately $2.7 million. The acquisition was financed primarily through a $20 million term loan and revolving credit borrowings. The Company exercised its right to purchase the B Shares and on May 18, 1993 paid to the seller the $5 million option price plus interest at LIBOR.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 3
BUSINESS ACQUISITIONS, CONTINUED

Operating results of Mitre U.K. are included in the Company's financial statements from May 6, 1992. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of Fiscal 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of Fiscal 1993 or of results which may occur in the future.


- -------------------------------------------------------------------------------------------------------------
                                                                              ACTUAL                PRO FORMA
IN THOUSANDS                                                             FISCAL YEAR              FISCAL YEAR
(EXCEPT PER SHARE AMOUNTS)                                                      1993                     1993
- -------------------------------------------------------------------------------------------------------------
Net sales                                                                   $430,127                 $435,409
Net earnings                                                                   9,110                    8,510
Net earnings per common share                                                    .38                      .35

On November 3, 1994, the board of directors of the Company adopted a plan to sell Mitre Sports which includes Mitre U.K. (see Note 2).

TODDLER U INC.
On December 29, 1992, the Company acquired substantially all of the assets of Toddler U Inc. ("Toddler") and assumed substantially all of its liabilities (of which approximately $5.1 million were paid at closing). Toddler sold children's footwear. In January 1994, the Company reassessed the recoverability of goodwill associated with this acquisition and wrote-off the unamortized portion of the goodwill of $800,000. On November 3, 1994, the board of directors of the Company adopted a plan to liquidate the operation employing the assets acquired from Toddler U Inc. (see Note 2).

LAMAR MANUFACTURING COMPANY
On August 12, 1993, GCO Apparel Corporation, a newly-formed subsidiary of the Company, acquired all of the men's clothing manufacturing assets and assumed certain liabilities of LaMar Manufacturing Company, a manufacturer of moderately priced tailored clothing. The purchase price was approximately $11.8 million. The purchase price included $10.9 million of cash and $900,000 of deferred payments that will be completed by August 1995. In addition, the Company paid acquisition expenses of approximately $500,000. The acquisition was financed through revolving credit borrowings. In January 1994, the Company reassessed the recoverability of the $6.9 million of goodwill associated with this acquisition and wrote-off the unamortized portion of the goodwill. On November 3, 1994, the board of directors of the Company, as part of a decision to exit the tailored clothing business, adopted a plan to sell GCO Apparel Corporation (see Note 2).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 4
ACCOUNTS RECEIVABLE

- --------------------------------------------------------------------------------------------------------------

IN THOUSANDS                                                                  1995*                       1994
- --------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                  $32,401                     $67,174
Miscellaneous receivables                                                    2,258                       3,406
- --------------------------------------------------------------------------------------------------------------
Total receivables                                                           34,659                      70,580
Allowance for bad debts                                                     (1,127)                     (2,065)
Other allowances                                                            (1,452)                     (2,509)
- --------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                    $32,080                     $66,006
==============================================================================================================

*  Excludes accounts receivable of operations to be divested (see Note 6).

NOTE 5
INVENTORIES

- --------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                  1995*                       1994
- --------------------------------------------------------------------------------------------------------------
Raw materials                                                              $ 8,856                    $ 21,305
Work in process                                                              2,877                      15,786
Finished goods                                                              21,992                      71,981
Retail merchandise                                                          49,180                      46,048
- --------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                          $82,905                    $155,120
==============================================================================================================

*  Excludes inventories of operations to be divested (see Note 6).

NOTE 6

ASSETS OF OPERATIONS TO BE DIVESTED
- ---------------------------------------------------------------------------------------------------------------
                                                                           1995                            1994*
                                                     -------------------------------------------      ---------
                                                     DISCONTINUED**          OTHER***
IN THOUSANDS                                           OPERATIONS       OPERATIONS             TOTALS
- ---------------------------------------------------------------------------------------------------------------
Current assets:
  Accounts receivable                                    $16,061          $11,018        $27,079      $ 36,975
  Inventory                                               11,723           14,435         26,158        63,142
  Other                                                      -0-              654            654           773
- --------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     $27,784          $26,107        $53,891      $100,890
==============================================================================================================
Noncurrent assets:
  Plant and equipment                                    $   947          $ 1,700        $ 2,647      $  7,418
  Capitalized lease rights                                   253               46            299         4,782
  Goodwill and other intangibles                             -0-           15,698         15,698        18,590
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                  $ 1,200          $17,444        $18,644      $ 30,790
==============================================================================================================

   * Assets of operations to be divested at January 31, 1994 are shown for comparative purposes only as the balance sheet for January 31, 1994 has not been restated.
  ** Includes the assets of The Greif Companies and GCO Apparel Corporation comprising the men's apparel segment (see Note 2).
 ***  Includes the assets of University Brands and Mitre Sports (see Note 2).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                     1995*                 1994
- -----------------------------------------------------------------------------------------------------------
Plant and equipment:
  Land                                                                       $     75              $    485
  Buildings and building equipment                                              2,797                 5,830
  Machinery, furniture and fixtures                                            30,682                45,105
  Construction in progress                                                        672                 1,550
  Improvements to leased property                                              37,776                43,474
Capital leases:
  Land                                                                             60                   592
  Buildings                                                                     2,195                11,203
  Machinery, furniture and fixtures                                             7,627                10,324
- -----------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                   81,884               118,563
Accumulated depreciation and amortization:
  Plant and equipment                                                         (48,131)              (64,642)
  Capital leases                                                               (5,680)              (11,012)
- -----------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                      $ 28,073              $ 42,909
===========================================================================================================

* Excludes plant, equipment and capital leases of operations to be divested (see Note 6).

NOTE 8
OTHER ASSETS

IN THOUSANDS                                                                     1995                  1994
- -----------------------------------------------------------------------------------------------------------
Other current assets:
  Prepaid expenses                                                            $ 4,277               $ 5,092
  Deferred taxes                                                                  -0-                   747
- -----------------------------------------------------------------------------------------------------------
TOTAL OTHER CURRENT ASSETS                                                    $ 4,277               $ 5,839
===========================================================================================================
Other noncurrent assets:
  Pension plan asset                                                          $ 9,422               $11,363
  Investments and long-term receivables                                         1,696                 2,123
  Deferred taxes                                                                  -0-                   657
  Deferred note expense                                                         2,655                 3,154
- -----------------------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                                 $13,773               $17,297
===========================================================================================================

NOTE 9
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                     1995                  1994
- -----------------------------------------------------------------------------------------------------------
Trade accounts payable                                                        $21,128               $23,332
Accrued liabilities:
  Employee compensation                                                        10,867                11,560
  Insurance                                                                     5,166                 6,094
  Interest                                                                      4,173                 4,091
  Taxes other than income taxes                                                 3,370                 3,028
  Other                                                                        16,420                14,618
- -----------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                $61,124               $62,723
===========================================================================================================

At January 31, 1995 and 1994, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $3,673,000 and $6,093,000, respectively. These amounts are included in trade accounts payable.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 10
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                  EMPLOYEE     FACILITY              OTHER
                                                   RELATED     SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                          $ 2,660       $ 1,542            $   250     $ 2,067      $ 6,519
Additional provision for future losses             24,026         7,406              8,372       1,291       41,095
Charges and adjustments, net                       (1,552)          457             (7,207)        903       (7,399)
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                           25,134         9,405              1,415       4,261       40,215
Current portion                                     8,787         4,727              1,415       4,261       19,190
- -------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                         $16,347       $ 4,678            $   -0-     $   -0-      $21,025
===================================================================================================================

RESTRUCTURING RESERVES
- -------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEE      FACILITY              OTHER
                                                  RELATED      SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                          $ 1,786       $ 3,854            $    56     $ 1,364      $ 7,060
Additional restructuring reserves                   4,149         1,339              1,076       2,317        8,881
Charges and adjustments, net                       (1,970)       (2,070)              (577)       (569)      (5,186)
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                            3,965         3,123                555       3,112       10,755
Current portion (included in accounts
  payable and accrued liabilities)                  3,664         1,964                555       2,588        8,771
- -------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM
  LIABILITIES)                                    $   301       $ 1,159            $   -0-     $   524      $ 1,984
===================================================================================================================


NOTE 11
CREDIT FACILITIES

At January 31, 1995, the Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately $7,898,000 at January 31, 1995) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre UK. The facility, which is guaranteed up to 4,300,000 pounds sterling by Genesco Inc., permits borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The facility expired on December 31, 1994 but has been extended by an oral agreement through April 23, 1995.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 12
LONG-TERM DEBT

- --------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                        1995                  1994
- --------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit agreement
   (weighted average interest rate
       at January 31, 1994-5.56%)                                                $   -0-               $15,000
10 3/8% senior notes due February 2003                                            75,000                75,000
- --------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                              75,000                90,000
Current portion                                                                      -0-                   -0-
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION OF LONG-TERM DEBT                                       $75,000               $90,000
==============================================================================================================


REVOLVING CREDIT AGREEMENTS:
On August 2, 1993, the Company entered into a revolving credit agreement with a group of seven banks providing for loans or letters of credit of up to $100 million (subsequently amended to $65 million and subject to further reductions-see below). The agreement expires August 2, 1996. This agreement replaced a $45 million revolving credit agreement and a $25 million letter of credit agreement in effect at July 31, 1993. The repayment of the revolving credit borrowings under the $45 million credit agreement resulted in an extraordinary loss recognized in the second quarter of Fiscal 1994 of $240,000. Loan borrowings for Fiscal 1995 under the revolving credit agreement averaged $28.4 million at a rate of 6.91% with a maximum month end borrowing of $39 million. Outstanding letters of credit at January 31, 1995 were $12 million.

As of October 31, 1994, the revolving credit agreement was amended in regard to certain financial covenants to reflect operating results, including the restructuring charge and the provision for the discontinuation of the men's apparel segment (see Note 2), and the maximum commitment was reduced to $65 million. The maximum commitment will be further reduced by $15 million on the earlier of April 30, 1995 or 7 days after the first Designated Asset Sale Date, defined in the credit agreement as a date when the Company or any of its subsidiaries sells an operating division, excluding any discontinued operations, for a purchase price in excess of $15 million. Further commitment reductions occur in the event Net Cash Proceeds generated on account of any Designated Asset Sale exceed $40 million.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 12
LONG-TERM DEBT, CONTINUED

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

(ii) a Consolidated Interest Coverage Ratio for respective periods as follows:

       Quarter ended January 31, 1995                           1.82 to 1.00
       Two quarters ending April 30, 1995                        .99 to 1.00
       Three quarters ending July 31, 1995                       .92 to 1.00
       Four quarters ending October 31, 1995                    1.24 to 1.00
       Four quarters ending January 31, 1996                    1.26 to 1.00
       Four quarters ending April 30, 1996 and thereafter       1.34 to 1.00

(iii) Consolidated Net Worth, as defined in the credit agreement, at the end of each quarter as follows:

       January 31, 1995                                          $18,260,000
       April 30, 1995                                             15,760,000
       July 31, 1995                                              15,452,000
       October 31, 1995                                           19,071,000
       January 31, 1996                                           22,264,000
       April 30, 1996                                             20,634,000
       July 31, 1996                                              20,357,000

(iv) a ratio of Consolidated Senior Funded Indebtedness to Total Capital of not more than 0.80 to 1.0 at the end of any quarter.

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

The revolving credit agreement contains other covenants which restrict the payment of dividends and other payments with respect to capital stock and annual capital expenditures are limited to $20,000,000, subject to certain exceptions. The Company was in compliance with the financial covenants contained in the amended revolving credit agreement at January 31, 1995.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 12
LONG-TERM DEBT, CONTINUED

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003. The Company used $54 million of the proceeds to repay all of its outstanding long-term debt resulting in an extraordinary loss recognized in the fourth quarter of Fiscal 1993 of $583,000 (net of income tax benefit of $37,000). The balance of the proceeds was used to purchase the B shares of Mitre U.K. and for general corporate purposes.

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on January 31, 1995, is $56,531,250.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 13
COMMITMENTS UNDER LONG-TERM LEASES

CAPITAL LEASES
Future minimum lease payments under capital leases at January 31, 1995, together with the present value of the minimum lease payments, are:

- ---------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                       IN THOUSANDS
- ---------------------------------------------------------------------------------------------------------------
1996                                                                                                   $ 3,739
1997                                                                                                     3,151
1998                                                                                                     2,453
1999                                                                                                     1,979
2000                                                                                                     1,706
Later years                                                                                              5,681
- --------------------------------------------------------------------------------------------------------------
Total minimum payments                                                                                  18,709
Interest discount amount                                                                                (6,309)
- --------------------------------------------------------------------------------------------------------------
Total present value of minimum payments                                                                 12,400
Current portion                                                                                         (2,343)
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION                                                                               $10,057
===============================================================================================================


OPERATING LEASES
Rental expense under operating leases of continuing operations was:

- ---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                             1995             1994             1993
- ---------------------------------------------------------------------------------------------------------------
Minimum rentals                                                       $18,678          $18,501          $18,520
Contingent rentals                                                      8,234            7,798            7,676
Sublease rentals                                                         (478)            (480)            (514)
- ---------------------------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                                                  $26,434          $25,819          $25,682
===============================================================================================================


Minimum rental commitments of continuing operations payable in future years are:

- ---------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                       IN THOUSANDS
- ---------------------------------------------------------------------------------------------------------------
1996                                                                                                   $16,645
1997                                                                                                    15,218
1998                                                                                                    12,825
1999                                                                                                     9,696
2000                                                                                                     7,772
Later years                                                                                             10,102
- --------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                                                       $72,258
==============================================================================================================


Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 12% of the Company's leases contain renewal options.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 14
SHAREHOLDERS' EQUITY
NON-REDEEMABLE PREFERRED STOCK



                                                        NUMBER OF SHARES        AMOUNTS IN THOUSANDS
                                                  ----------------------      ----------------------       COMMON
                                                             JANUARY 31,                 JANUARY 31,     CONVERTIBLE
                                       SHARES    ----------------------       ----------------------        NO. OF
CLASS                              AUTHORIZED        1995     1994    1993     1995    1994     1993     RATIO  VOTES
- ---------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred
   (Cumulative)
  $2.30 Series 1                       64,368      37,233   37,283  37,283   $1,489  $1,491   $1,491       .83    1
  $4.75 Series 3                       40,449      19,632   19,632  19,632    1,963   1,963    1,963      2.11    2
  $4.75 Series 4                       53,764      16,412   16,412  16,412    1,641   1,641    1,641      1.52    1
  Series 6                            400,000         -0-      -0-     -0-      -0-     -0-      -0-              1
$1.50 Subordinated Cumulative
  Preferred                         5,000,000      30,017   29,917  29,617      901     898      889
Other Preferred Stock                                 -0-      -0-     600      -0-     -0-       60
- ---------------------------------------------------------------------------------------------------------------------
                                                  103,294  103,244 103,544    5,994   5,993    6,044
Employees' Subordinated
  Convertible Preferred             5,000,000      80,313   84,791  93,648    2,410   2,544    2,810      1.00*   1
- ---------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                 8,404   8,537    8,854
Employees' Preferred Stock Purchase Accounts                                   (461)   (473)    (549)
- ---------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                         $7,943  $8,064   $8,305
=====================================================================================================================

 *Also convertible into one share of $1.50 Subordinated Cumulative Preferred
  Stock.


PREFERRED STOCK TRANSACTIONS

- ---------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                              EMPLOYEES'
                                                                    NON-REDEEMABLE         PREFERRED            TOTAL
                                                  NON-REDEEMABLE        EMPLOYEES'             STOCK   NON-REDEEMABLE
                                                       PREFERRED         PREFERRED          PURCHASE        PREFERRED
                                                           STOCK             STOCK          ACCOUNTS            STOCK
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1992                                  $6,042            $2,928            $ (640)          $8,330
Conversion of employees' preferred into common               -0-               (56)              -0-              (56)
Other                                                          2               (62)               91               31
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993                                   6,044             2,810              (549)           8,305
- ---------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred        9                (9)              -0-              -0-
Conversion of employees' preferred into common               -0-              (199)              -0-             (199)
Other                                                        (60)              (58)               76              (42)
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                                   5,993             2,544              (473)           8,064
- ---------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred        3                (3)              -0-              -0-
Conversion of employees' preferred into common               -0-              (122)              -0-             (122)
Other                                                         (2)               (9)               12                1
- ---------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995                                  $5,994            $2,410             $(461)          $7,943
=====================================================================================================================


SUBORDINATED SERIAL PREFERRED STOCK (CUMULATIVE):
Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share; liquidation value for Series 1--$40 per share plus accumulated dividends and for Series 3 and 4--$100 per share plus accumulated dividends.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 14
SHAREHOLDERS' EQUITY, CONTINUED

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

$1.50 SUBORDINATED CUMULATIVE PREFERRED STOCK:
Stated and liquidation values and redemption price--$30 per share.

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized 40,000,000 shares; issued: January 31, 1995--24,832,127 shares; January 31, 1994--24,792,641 shares. There were
488,464 shares held in treasury at January 31, 1995 and 1994. Each outstanding share is entitled to one vote. At January 31, 1995, common shares were reserved as follows: 177,536 shares for conversion of preferred stock; 1,560,725 shares for the 1987 Stock Option Plan; 200,000 shares for executive stock options; 22,427 shares for the Restricted Stock Plan for Directors; and 922,532 shares for the Genesco Stock Savings Plan.

RESTRICTIONS ON DIVIDENDS AND REDEMPTIONS OF CAPITAL STOCK:
The Company's charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

The revolving credit agreement (see Note 12) limits restricted payments with respect to the Company's capital stock (i.e., dividends and redemptions), with certain exceptions, to $5,000,000 plus 50% of Consolidated Net Income or 100% of Consolidated Net Losses, after July 31, 1993, plus 35% of the cumulative net cash proceeds from the issuance of new equity securities. The principal exceptions to the restricted payments covenant are (i) redemptions, purchases or acquisitions of Shareholder Rights distributed to holders of the Company's common stock pursuant to a shareholders' rights plan, provided that such payments not exceed $0.05 per Shareholder Right or $2,000,000 in the aggregate,
(ii) dividends payable solely in capital stock of the Company and (iii) dividends payable solely through the application of the proceeds of a substantially concurrent sale of shares of the Company's capital stock. At January 31, 1995, the Company was in a deficit position of $127,677,000 in its ability to pay dividends.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 14
SHAREHOLDERS' EQUITY, CONTINUED

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of Consolidated Net Income (as defined) after April 30, 1993 and (ii) the aggregate Net Proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At January 31, 1995, the Company was in a deficit position of $119,756,000 in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter of Fiscal 1994 and now has cumulative dividend arrearages in the amount of $107,131 for Series 1, $116,565 for Series 3, $97,446 for Series 4, and $56,170 for $1.50 Subordinated Cumulative Preferred Stock.


CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
- --------------------------------------------------------------------------------------------------------------------
                                                                                               NON-
                                                                        REDEEMABLE       REDEEMABLE       EMPLOYEES'
                                                           COMMON        PREFERRED        PREFERRED        PREFERRED
                                                            STOCK            STOCK            STOCK            STOCK
- --------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1992                             23,333,573            2,052          103,469           97,602
Redemptions                                                   -0-           (1,000)             -0-              -0-
Exercise of options and warrants                          323,163              -0-              -0-              -0-
Other                                                       1,143              -0-               75           (3,954)
- --------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1993                             23,657,879            1,052          103,544           93,648
- --------------------------------------------------------------------------------------------------------------------
Exercise of options and warrants                        1,101,082              -0-              -0-              -0-
Redemptions                                                   -0-           (1,052)            (600)             -0-
Other                                                      33,680              -0-              300           (8,857)
- --------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1994                             24,792,641              -0-          103,244           84,791
- --------------------------------------------------------------------------------------------------------------------
Other                                                      39,486              -0-               50           (4,478)
- --------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1995                             24,832,127              -0-          103,294           80,313
Less treasury shares                                     (488,464)             -0-              -0-              -0-
- --------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 31, 1995                        24,343,663              -0-          103,294           80,313
====================================================================================================================


                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 15
INCOME TAXES

The Company adopted SFAS No. 109, "Accounting For Income Taxes", effective February 1, 1993. The adoption of SFAS No. 109 had no effect on net earnings for Fiscal 1994. SFAS No. 109 permits the recognition of a deferred tax asset if it is more likely than not that the future tax benefit will be realized.
The Company does not recognize a deferred tax asset except to the extent future years' deductible items will offset future years' taxable items or will, as loss carrybacks, generate a refund in the current and two previous years. Previously, under SFAS No. 96, the Company treated future years' net tax deductible items as if they were net operating losses for the years in which they were expected to occur. The Company reported a tax benefit for these losses to the extent the losses would generate a tax refund in the current and two previous years.

Income tax expense (benefit) is comprised of the following:

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                         1995               1994           1993
- -----------------------------------------------------------------------------------------------------------
Current
  U.S. federal                                                   $(1,693)           $(2,962)        $ 3,147
  Foreign                                                            741                438             608
  State                                                               10               (377)            872
Deferred
  U.S. federal                                                     1,699                787             397
  Foreign                                                            -0-                (24)             81
  State                                                              -0-                238            (107)
- -----------------------------------------------------------------------------------------------------------
Income tax before discontinued operations
   and extraordinary loss                                            757             (1,900)          4,998
Income tax benefits from:
   Discontinued operations                                           -0-              1,905            (988)
   Extraordinary loss on the
      early retirement of debt                                       -0-                -0-             (37)
- -----------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                          $  757            $     5         $ 3,973
===========================================================================================================


The Fiscal 1995 U.S. federal tax provision reflects the realization of the Company's net deferred tax assets due to the carryback of the current year's loss. At January 31, 1995, approximately $750,000 of current taxes receivable, related to the carryback, remain.

The current U.S. federal tax provision for Fiscal 1994 represents current taxes receivable (collected in Fiscal 1995) arising from the carryback of the Fiscal 1994 loss to the three previous years and refunds received of $216,000 related to taxes paid for Fiscal 1990. The Fiscal 1993 federal tax provision consists of a regular tax of $3,234,000 less tax refunds received related to prior years. The Fiscal 1993 current provision reflects the utilization of minimum tax credits of $1,466,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 15
INCOME TAXES, CONTINUED

Deferred tax assets and liabilities are comprised of the following:



- ----------------------------------------------------------------------------------------------------------
                                                                         JANUARY 31,           JANUARY 31,
IN THOUSANDS                                                                    1995                  1994
- ----------------------------------------------------------------------------------------------------------
Pensions                                                                    $   (965)             $ (1,132)
Other                                                                           (403)                 (672)
- ----------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                (1,368)               (1,804)
- ----------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                              32,641                   -0-
Provisions for discontinued operations
   and restructurings                                                         27,213                11,756
Inventory valuation                                                            7,736                 4,924
Expense accruals                                                               7,694                 7,723
Goodwill amortization and writeoff                                             3,856                 3,341
Allowances for bad debts and notes                                             2,679                 2,913
Uniform capitalization costs                                                   2,425                 3,087
Depreciation                                                                   2,099                 2,259
Pensions                                                                       2,052                   -0-
Leases                                                                         1,969                 2,017
Other                                                                          1,784                 1,748
Tax credit carryforwards                                                       1,496                 2,003
- ----------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                     93,644                41,771
- ----------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                       (92,276)              (38,563)
- ----------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                     $    -0-              $  1,404
==========================================================================================================

Due to the carryback of the current years' loss to the previous year, the Company will recoup the maximum amount refundable for taxes it paid and, as a result, no net deferred tax assets are recognized at January 31, 1995. The Company has net operating loss carryfowards available to offset future U.S. taxable income of $32,641,000 expiring in 2009 and 2010.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 15
INCOME TAXES, CONTINUED
Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

- -------------------------------------------------------------------------------------------------------------
                                                                          1995          1994             1993
- -------------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                                     34.00%          34.00%          34.00%
State income taxes, net of U.S.
   federal income tax benefit                                             -0-             -0-            4.30
Effect of foreign operations                                              -0-             -0-            2.34
Operating losses with no current tax benefit                           (34.00)         (33.27)            -0-
Differences between earnings statement
   and tax return:
      Depreciation and amortization                                       -0-            (.56)           1.32
      Valuation reserves                                                  -0-             -0-            (.33)
      Accrued expenses                                                    -0-             -0-            4.56
      Capitalized leases                                                  -0-             -0-             .86
Tax credits                                                               -0-             -0-          (11.11)
Deferred tax expense (benefit)                                            -0-             -0-           (5.04)
Other                                                                     -0-            (.18)          (1.64)
- -------------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                                        .00%           (.01%)         29.26%
=============================================================================================================


                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 16
RETIREMENT PLAN
The Company sponsors a non-contributory, defined benefit pension plan which provides benefits based on years of service, highest consecutive ten-year average annual earnings and social security contributions and benefit bases.

PENSION EXPENSE

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                           1995             1994           1993
- -----------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                     $ 2,309          $ 1,808        $ 1,624
Interest on projected benefit obligation                              6,430            6,141          5,660
Actual return on plan assets                                           (933)          (5,341)        (2,618)
Deferral of current period asset gains (losses)                      (4,256)             451         (1,902)
Amortization of prior service cost                                      388              463            463
Amortization of net loss                                              1,385              345             76
Amortization of transition obligation                                   983              983            983
- -----------------------------------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                                               $ 6,306          $ 4,850        $ 4,286
===========================================================================================================

ACTUARIAL ASSUMPTIONS

- -----------------------------------------------------------------------------------------------------------
                                                                                   1995                1994
- -----------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                     8.50%               7.00%
Salary progression rate                                                            5.00%               5.00%
Expected long-term rate of return on plan assets                                   9.50%               9.50%


The weighted average discount rate increased from 7.00% to 8.50% at January 31, 1995. The increase in the rate decreased the accumulated benefit obligation by $11,867,000 and decreased the projected benefit obligation by $16,217,000. At January 31, 1994, the weighted average discount rate decreased from 8.25% to 7.00%. The reduction of this rate increased the accumulated benefit obligation by $9,617,000 and increased the projected benefit obligation by $13,382,000.

FUNDED STATUS

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                            1995           1994
- -----------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                          $68,500        $75,622
  Non-vested benefit obligation                                                        1,031          1,333
- -----------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                                                     $69,531        $76,955
===========================================================================================================
Projected benefit obligation
   for services rendered to date                                                     $82,097        $93,868
Plan assets at fair value, primarily
   cash equivalents, common stock, notes and
   real estate                                                                        53,760         55,581
- -----------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS                                                                       $28,337        $38,287
===========================================================================================================


Plan assets for 1995 and 1994 include Company related assets of $575,000 and $1,844,000, respectively, which consist of properties leased to the Company.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 16
RETIREMENT PLAN, CONTINUED
BALANCE SHEET EFFECT
SFAS No. 87 requires the Company to recognize a pension liability ($15,771,000 for 1995 and $21,374,000 for 1994) equal to the amount by which the actuarial present value of the accumulated benefit obligation ($69,531,000 for 1995 and $76,955,000 for 1994) exceeds the fair value of the retirement plan's assets ($53,760,000 for 1995 and $55,581,000 for 1994). A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and unamortized transition obligation. Any excess of the pension liability above the intangible pension asset is recorded as a separate component and reduction of shareholders' equity. In 1995, this resulted in the recording of an intangible asset of $9,422,000 and a reduction to shareholders' equity of $2,613,000. In the prior year, an intangible asset of $11,363,000 and a reduction to shareholders' equity of $9,964,000 was recorded in the Company's balance sheet. The reduction in the charge to shareholders' equity from $9,964,000 in Fiscal 1994 to $2,613,000 in Fiscal 1995 results primarily from the increase in the weighted average discount rate.

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                         1995              1994
- -----------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                            $(28,337)         $(38,287)
Unamortized transition obligation                                                   6,880             7,863
Unrecognized net actuarial losses                                                  15,179            26,877
Unrecognized prior service cost                                                     2,542             3,500
- -----------------------------------------------------------------------------------------------------------
Accrued pension cost                                                               (3,736)              (47)
Amount reflected as an intangible asset*                                           (9,422)          (11,363)
Amount reflected as minimum pension liability
  adjustment**                                                                     (2,613)           (9,964)
- -----------------------------------------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                                         $(15,771)         $(21,374)
===========================================================================================================

  * Included in other non-current assets in the balance sheet.
 ** Included as a component of shareholders' equity in the balance sheet. *** Included in other long-term liabilities in the balance sheet.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 17
OTHER BENEFIT PLANS
The Company contributes to a multiemployer pension plan applicable to all hourly-paid employees of its tailored clothing division covered by collective bargaining agreements. Because of the Company's decision to liquidate The Greif Companies men's tailored clothing business, the Company provided for its estimated union pension withdrawal liability (see Note 2). Pension costs and amounts contributed to the plan during Fiscal 1995, 1994 and 1993 were $1,831,000, $2,232,000, and $2,298,000, respectively.

The Company provides health care benefits for early retirees and life insurance benefits for certain retirees not covered by collective bargaining agreements. Under the health care plan, early retirees are eligible for limited benefits until age 65. Employees who meet certain requirements are eligible for life insurance benefits upon retirement.

The Company implemented SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1994. In the past the Company expensed the cost of postretirement benefits as incurred. The adoption of SFAS No. 106, which requires the accrual of such benefits during the period in which the employee renders service, resulted in a net charge to income of $2,273,000 for the cumulative effect of the change in accounting principle for periods prior to 1994, which were not restated. The $2,273,000 represents the actuarial present value of the accumulated benefit obligation (the "ABO") at February 1, 1993 which the Company elected to charge in the first quarter of Fiscal 1994.

Postretirement benefit expense was $217,000, $245,000, and $1,307,000 for Fiscal 1995, 1994 and 1993, respectively. The components of expense in 1995 and 1994 were as follows:

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                            1995           1994
- -----------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                                       $   70         $   63
Interest cost on accumulated postretirement
  benefits obligation                                                                    147            182
- -----------------------------------------------------------------------------------------------------------
NET PERIODIC POSTRETIREMENT BENEFIT COST                                              $  217         $  245
===========================================================================================================

The funded status of the plan and amounts recognized in the financial statements at January 31, 1995 and 1994 were as follows:

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                           1995            1994
- -----------------------------------------------------------------------------------------------------------
Postretirement benefit liability at beginning
  of year                                                                             $2,447         $  -0-
Cumulative effect of accounting change on
  February 1, 1993                                                                       -0-          2,273
Net periodic postretirement benefit cost                                                 217            245
Cash expenditures for benefits                                                          (164)          (260)
(Gain) loss due to actual experience                                                    (317)           -0-
Increase (decrease) in liability due to change in
  discount rate                                                                         (254)           189
- -----------------------------------------------------------------------------------------------------------
Postretirement benefit liability                                                       1,929          2,447
Unrecognized net (loss) gain                                                             381           (189)
- -----------------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED
  IN FINANCIAL STATEMENTS                                                             $2,310         $2,258
===========================================================================================================

At January 31, 1995, the weighted average discount rate used to determine the ABO increased from 7.00% to 8.50% resulting in an unrecognized net gain of $254,000. The weighted average discount rate used to determine the ABO decreased from 8%, at the date of adoption, to 7% at January 31, 1994. The unrecognized net loss generated from this decrease in the rate increased the accumulated postretirement benefit obligation by $189,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 18
SUPPLEMENTAL CASH FLOW INFORMATION

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                             1995          1994            1993
- -----------------------------------------------------------------------------------------------------------
Net cash paid (received) for:
  Interest                                                            $11,227       $ 6,865         $ 4,695
  Income taxes                                                         (2,457)         (273)          4,089
Noncash investing and financing activities:
  Fixed assets acquired under capital leases                          $   -0-       $   428         $   970
  Issuance of shares to Mitre Sports                                      -0-           -0-           5,000
  Obligation from purchase of net assets
    of Toddler U Inc.                                                     -0-           -0-           1,291
Business acquisitions:
  Fair value of assets acquired                                       $   -0-       $13,119         $39,306
  Liabilities assumed                                                     -0-         1,743          13,287
- -----------------------------------------------------------------------------------------------------------
  Cash paid                                                               -0-        11,376          26,019
  Less cash acquired                                                      -0-           -0-             586
- -----------------------------------------------------------------------------------------------------------
  NET CASH PAID FOR ACQUISITIONS                                      $   -0-       $11,376         $25,433
===========================================================================================================



NOTE 19
EMPLOYEE STOCK PLANS
STOCK OPTION PLANS

- -----------------------------------------------------------------------------------------------------------
                                                                                  1995                 1994
- -----------------------------------------------------------------------------------------------------------
Options outstanding at beginning of period                                   1,363,058            1,723,564
Options granted - 1987 Stock Option Plan                                       991,375              266,500
Options granted - Genesco Stock Savings Plan                                    66,158               40,093
Options exercised - 1987 Stock Option Plan                                      (1,875)            (466,275)
Options exercised - Key Executives Stock Option Plan                               -0-              (44,000)
Options exercised- Genesco Stock Savings Plan                                   (9,527)             (32,360)
Options expired - Key Executives Stock Option Plan                             (22,000)             (18,000)
Options cancelled - Genesco Stock Savings Plan                                 (55,185)             (13,164)
Options cancelled - 1987 Stock Option Plan                                  (1,070,100)             (93,300)
- -----------------------------------------------------------------------------------------------------------
Total options outstanding at end of period                                   1,261,904            1,363,058
Shares reserved for future options                                           1,221,353            1,153,601
- -----------------------------------------------------------------------------------------------------------
TOTAL SHARES RESERVED                                                        2,483,257            2,516,659
===========================================================================================================


                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 19
EMPLOYEE STOCK PLANS, CONTINUED
Under the 1987 Stock Option Plan, options to purchase 1,181,475 shares were outstanding at a weighted average exercise price of $3.42 per share. These options, held by 65 individuals, expire between August 21, 1999 and December 7, 2004. Options to purchase 225,225 shares are currently exercisable.

Under the Genesco Stock Savings Plan, options to purchase 80,429 shares were outstanding at a weighted average exercise price of $3.78 per share. Unless withdrawn by the participants, these options may be exercised on September 30, 1995 and September 30, 1996. There are approximately 300 employees participating in the plan.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $469,000 and $481,000 at January 31, 1995 and 1994, respectively, and were secured at January 31, 1995, by 22,437 employees' preferred shares and 325 common shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 20
LEGAL PROCEEDINGS
Tennessee Environmental Proceedings
The Company is subject to several administrative orders issued by the Tennessee Department of Environment and Conservation directing the Company to implement plans designed to remedy possible ground water contamination and to manage source area material which was generated by a divested operating division and which was deposited on a site in a rural area near Nashville, Tennessee. Substantially all source material and ground water remedial actions have been implemented. The Company believes that it has fully provided for the costs to be incurred with respect to these remedial actions.

In addition to the administrative proceedings described above, the Company was named as a defendant in nine civil actions originally filed on behalf of 29 individuals who resided or owned property in the vicinity of the site described above. The plaintiffs alleged that the Company was liable for creating a nuisance and a hazardous condition and for negligence based upon the alleged violation of several state and federal environmental statutes. The plaintiffs sought recovery for personal injuries and property damages totalling $17.6 million, punitive damages totalling $19.5 million and certain costs and expenses, including attorneys' fees. On November 2, 1994, the Company concluded a settlement agreement disposing of all claims in the litigation which had not been previously settled, resulting in a charge to earnings of approximately $659,000 in the third quarter of Fiscal 1995. The Company had previously concluded settlement agreements with the other plaintiffs providing for payments by the Company aggregating approximately $675,000 and for the purchase of a residence at an appraised value of approximately $170,000.

New York State Environmental Proceedings
The Company is also a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints in both cases allege the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 20
LEGAL PROCEEDINGS, CONTINUED
The Company has filed answers to the complaints in both the Johnstown and Gloversville cases denying liability and asserting numerous defenses. The Company has established a provision in the amount of $1,500,000 to cover its estimated share of future remediation costs. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of such costs, the availability of State funding to pay a portion of such costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of any additional liability the Company may incur with respect to either of the Johnstown or Gloversville actions.

Whitehall Environmental Sampling
The Michigan Department of Natural Resources ("MDNR") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDNR has advised the Company that it will review the results of the analysis for possible referral to the U.S. Environmental Protection Agency ("EPA") for action under the Comprehensive Environmental Response Compensation and Liability Act. Neither MDNR nor the EPA has threatened or commenced any enforcement action or suggested any remediation activity. The Company is studying the MDNR data and intends to cooperate with MDNR to identify and implement appropriate responsive action. The Company is not yet able to estimate the costs associated with this matter or to determine whether the required actions, if any, will have a material effect on its financial condition or results of operations.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 20
LEGAL PROCEEDINGS, CONTINUED
The U.S. District Court Action is based, in part, on a judicial determination on July 29, 1992 of the fair value of the Company's series 2 and 3 subordinated serial preferred stock in an appraisal action in the Chancery Court for Davidson County, Tennessee, commenced after certain preferred shareholders dissented from certain charter amendments approved by shareholders on February 4, 1988 and demanded the fair value of their shares. The Chancery Court determined that the fair value of a share of series 2 was $131.32 and of a share of series 3 was $193.11, compared with $91 a share for series 2 and $46 a share for series 3 previously paid by the Company as the fair value of such shares. The Chancery Court ordered the Company to pay to Jacob Landis, the only shareholder who prosecuted his dissenter's rights, the additional sum of $358,062 plus interest at 10% from July 29, 1992, attorneys' fees and costs to be determined in further proceedings. The Company appealed the Chancery Court's decision, and on September 1, 1993 the Tennessee Court of Appeals affirmed the Chancery Court's decision and remanded the case to the Chancellor for further proceedings. The Company filed a petition to the Tennessee Supreme Court to review the case, which the court denied on January 31, 1994. The Company paid the amount of the judgement plus accrued interest on February 4, 1994. In September 1994, the Company paid the dissenter's legal fees and expenses aggregating approximately $445,000.

Canadian Tax Litigation
At various times in 1990 and 1991 (i) the Canadian Department of National Revenue, Taxation (the "Department"), the Alberta Corporate Tax Administration and the Ontario Ministry of Revenue made tax reassessments relating to the deductibility of interest expense incurred by one of the Company's Canadian subsidiaries on funds borrowed from the Company and (ii) the Department made tax reassessments relating to non-resident withholding tax with respect to the payment by that subsidiary of its loan from the Company and with respect to interest on loans by that subsidiary to the Company. These reassessments, which the Company calculated to be approximately Canadian $18.7 million including interest (approximately U.S. $14.1 million) at January 31, 1994, were made against Agnew Group, Inc., the corporate successor to the purchaser of the Company's Canadian operations (the "Taxpayer").

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 20
LEGAL PROCEEDINGS, CONTINUED
FIFA Infringements Action
On February 3, 1995, the Company's subsidiary, Mitre Sports International Limited, with numerous other manufacturers and marketers of soccer balls, was served with a complaint filed in the U.S. District Court for the Northern District of Georgia by Federation Internationale de Football Association ("FIFA"), ISL Marketing A.G. and World Cup U.S.A. 1994, Inc. alleging trademark infringement, copyright infringement, unfair competition, breach of contract and other claims arising out of the defendants' use of designations including the name "FIFA" on balls to denote their conformity to official size and weight requirements of FIFA-sanctioned soccer competitions. The complaint seeks injunctive relief and unspecified damages. The subsidiary answered the complaint and asserted counterclaims based on federal antitrust law, and intends to defend the action vigorously. The Company is unable to predict the outcome of this action but does not believe it will have a materially adverse effect on its financial condition or results of operations.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements




NOTE 21
BUSINESS SEGMENT INFORMATION

IN THOUSANDS                                                1995                 1994                1993
- ---------------------------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
   Retail                                               $234,448             $231,456            $227,741
   Wholesale and manufacturing                           228,453              236,435             202,386
- ---------------------------------------------------------------------------------------------------------
TOTAL SALES                                             $462,901             $467,891            $430,127
=========================================================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
   Retail                                               $ 16,925*            $ (3,841)**         $  9,171
      % of applicable sales                                  7.2%                (1.7%)               4.0%
   Wholesale and manufacturing                           (12,105)*                873**            18,244
      % of applicable sales                                 (5.3%)                0.4%                9.0%
- ---------------------------------------------------------------------------------------------------------
Operating income (loss)                                    4,820               (2,968)             27,415
      % of total sales                                       1.0%                (0.6%)               6.4%
Corporate expenses:
   Interest expense                                      (11,955)             (11,030)             (5,644)
   Other corporate expenses                              (15,522)*            (16,467)**          (14,133)
   Gain on divestiture                                     4,900                  677                 -0-
- ---------------------------------------------------------------------------------------------------------
TOTAL PRETAX EARNINGS (LOSS)                            $(17,757)            $(29,788)           $  7,638
      % OF TOTAL SALES                                      (3.8%)               (6.4%)               1.8%
=========================================================================================================

   * Includes a restructuring charge in Fiscal 1995 as follows: Footwear Retail $236,000, Footwear Wholesale and Manufacturing $20,578,000 and Corporate $1,300,000.

 ** Includes a restructuring charge in Fiscal 1994 as follows: Footwear Retail $8,673,000, Footwear Wholesale and Manufacturing $3,242,000 and Corporate $404,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 21
BUSINESS SEGMENT INFORMATION, CONTINUED

IN THOUSANDS                                                1995                 1994                  1993
- -----------------------------------------------------------------------------------------------------------
ASSETS:
Footwear:
   Retail                                               $ 69,287             $ 66,922              $ 77,864
   Wholesale and manufacturing                           115,601              140,530               134,654
- -----------------------------------------------------------------------------------------------------------
Total footwear                                           184,888              207,452               212,518
Men's apparel                                             28,984               73,644                75,570
Corporate assets                                          30,006               28,290                29,780
- -----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $243,878             $309,386              $317,868
===========================================================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
   Retail                                               $  4,735             $  5,027              $  4,994
   Wholesale and manufacturing                             2,759                3,339                 2,212
- -----------------------------------------------------------------------------------------------------------
Total footwear                                             7,494                8,366                 7,206
Men's apparel                                              1,305                1,883                 1,299
Corporate                                                    455                  474                 1,214
- -----------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                     $  9,254             $ 10,723              $  9,719
===========================================================================================================

ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES:
Footwear:
   Retail                                               $  3,181             $  3,254              $  4,788
   Wholesale and manufacturing                             2,141                3,738                 3,769
- -----------------------------------------------------------------------------------------------------------
Total footwear                                             5,322                6,992                 8,557
Men's apparel                                                198                  993                 1,032
Corporate                                                    242                  371                   543
- -----------------------------------------------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES                                   $  5,762             $  8,356              $ 10,132
===========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 22
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               1ST QUARTER                     2ND QUARTER                    3RD QUARTER
                                        -----------------------         ------------------------       ------------------------
IN THOUSANDS                                1995           1994             1995            1994           1995            1994
- -------------------------------------------------------------------------------------------------------------------------------
Net sales                               $100,221       $103,243         $114,166        $121,036       $123,199        $123,689

Gross margin                              38,176         40,443           42,887          46,425         46,357          47,288

Pretax earnings (loss)                    (2,393)        (1,877)           2,657(2)         (267)       (22,750)(4)      (2,264)

Earnings (loss) before
  discontinued operations                 (2,534)        (1,928)           2,285            (581)       (22,973)         (2,369)

Earnings (loss) before
   extraordinary loss and
      accounting change                   (2,673)          (742)            (516)            456        (93,160)(5)      (3,084)

Net earnings (loss)                       (2,673)        (3,015)(1)         (516)            216(3)     (93,160)         (3,084)

Earnings (loss) per common share:
   Before discontinued operations           (.11)          (.08)             .09            (.03)          (.95)           (.10)
   Before extraordinary loss and
      accounting change                     (.11)          (.03)            (.02)            .02          (3.83)           (.13)
   Net earnings (loss)                      (.11)          (.13)            (.02)            .01          (3.83)           (.13)
===============================================================================================================================


                                               4TH QUARTER                     FISCAL YEAR
                                         ----------------------         ------------------------
IN THOUSANDS                                 1995          1994             1995            1994
- ------------------------------------------------------------------------------------------------
Net sales                                $125,315      $119,923         $462,901        $467,891

Gross margin                               45,520        41,261          172,940         175,417

Pretax earnings (loss)                      4,729       (25,380)(7)      (17,757)        (29,788)

Earnings (loss) before
  discontinued operations                   4,708       (23,010)         (18,514)        (27,888)

Earnings (loss) before
   extraordinary loss and
      accounting change                    15,157(6)    (48,409)(8)      (81,192)        (51,779)

Net earnings (loss)                        15,157       (48,409)         (81,192)        (54,292)

Earnings (loss) per common share:
   Before discontinued operations             .19          (.95)            (.77)          (1.17)
   Before extraordinary loss and
      accounting change                       .62         (1.99)           (3.35)          (2.16)
   Net earnings (loss)                        .62         (1.99)           (3.35)          (2.26)
================================================================================================

(1) Reflects the cumulative effect of $2,273,000 for change in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106 (see Note 17).

(2) Includes $4,900,000 of additional gain on the divestiture of the Company's Canadian operations (see Note 20).

(3) Includes an extraordinary loss of $240,000 from the early retirement of long-term debt (see Note 12).

(4)   Includes a restructuring charge of $22,114,000 (see Note 2).

(5)   Includes a provision for discontinued operations of $68,587,000
      (see Note 2).

(6) Includes $10,449,000 gain from excess provision for discontinued operations (see Note 2).

(7)   Includes a restructuring charge of $12,319,000 (see Note 2).

(8)   Includes a provision for discontinued operations of $17,060,000
      (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 28, 1995 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

ITEM 11. EXECUTIVE COMPENSATION
The Company incorporates by reference the (i) information regarding the compensation of directors of the Company to appear under the heading "Director Compensation" in the Proxy Statement and (ii) information regarding the compensation of the Company's executive officers to appear under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding beneficial ownership of the Company's voting securities by (i) the Company's directors, (ii) certain executive officers and (iii) the officers and directors of the Company as a group is incorporated by reference to the Proxy Statement.

The following information regarding beneficial ownership on March 31, 1995 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                         CLASS OF           NO. OF           PERCENT OF
NAME AND ADDRESS                                          STOCK*            SHARES             CLASS
- ----------------                                        ---------          -------           ----------
Fisher Investments, Inc.                                 Common          1,449,900(1)          6.0
13100 Skyline Boulevard
Woodside, CA   94062

Richard C. Blum & Associates, Inc.                       Common          1,358,300(2)          5.6
Richard C. Blum & Associates, L.P.
The Carpenters Pension Trust for
  Southern California
909 Montgomery Street
Suite 400
San Francisco, CA   94133

                                                        CLASS OF               NO. OF           PERCENT OF
NAME AND ADDRESS                                         STOCK*                SHARES             CLASS
- ----------------                                       ---------              -------           ----------
Jeannie Bussetti                                         Series 1               3,000                8.1
Ronald R. Bussetti
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                                          Series 1               2,000                5.4
52 South Lilburn Drive
Garnerville, NY  10923

Ronald R. Bussetti                                       Series 1               2,000                5.4
12 Carteret Drive
Pomona, NY   10970

S. Robert Weltz, Jr.                                     Series 1               2,308                6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Estate of Hyman Fuhrman, Deceased                        Series 3               1,081                5.5
c/o Sylvia Fuhrman
3801 South Ocean Drive
Hollywood, FL   33020

Clinton Grossman                                         Series 3               1,965(3)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Hazel Grossman                                           Series 3               1,074                5.5
3589 S. Ocean Blvd.
South Palm Beach, FL  33480

Roselyn Grossman                                         Series 3               1,965(3)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT   06604

Stanley Grossman                                         Series 3               1,965(3)            10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

                                                        CLASS OF               NO. OF           PERCENT OF
NAME AND ADDRESS                                         STOCK*                SHARES             CLASS
- ----------------                                       ---------              -------           ----------
Michael Miller, Trustee                                  Series 4               5,605               34.2
Under Will of David Evins
% Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY   10123

Dorothy L. Evins                                         Series 4               2,571               15.7
401 East 80th Street
Apt. 28F
New York, NY  10021

Melissa Evins                                            Series 4               2,893               17.6
417 East 57th Street
New York, NY   10022

Reed Evins                                               Series 4               2,418               14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                                      Subordinated           2,413                8.0
221 Evelyn Avenue                                        Cumulative
Nashville, TN   37205                                    Preferred

______________

* See Note 14 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)   This information is from a Schedule 13G dated February 1, 1995.

(2) This information is from an amendment to Schedule 13D dated December 16, 1994. These shares are deemed to be beneficially owned by Mr. Richard C. Blum, who is the majority shareholder of Richard C. Blum & Associates, Inc.

(3) Owned by a trust of which Roselyn Grossman, Stanley Grossman and Clinton Grossman are trustees.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company incorporates by reference information appearing under the heading "Certain Relationships and Related Transactions" included in the Company's Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 31, 1995 and January 31, 1994
Consolidated Earnings, each of the three years ended January 31, 1995 Consolidated Cash Flows, each of the three years ended January 31, 1995 Consolidated Shareholders' Equity, each of the three years ended
  January 31, 1995
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES
II  - Reserves, each of the three years ended January 31, 1995

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 76.

EXHIBITS

    (3)    a.   By-laws of Genesco Inc.
           b.   Restated Charter of Genesco Inc.  Incorporated by reference to
                Exhibit (3)b to the Company's Annual Report on Form 10-K for
                the fiscal year ended January 31, 1993.
    (4) Indenture dated as of February 1, 1993 between the Company and United States Trust Company of New York relating to 10 3/8% Senior Notes due 2003. Incorporated by reference to Exhibit (4) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
   (10)    a.   Form of Split-Dollar Insurance Agreement with Executive
                Officers. Incorporated by reference to Exhibit (10)b to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1991.
           b.   Key Executives Stock Option Plan and Form of Stock Option
                Agreement. Incorporated by reference to Exhibit (10)c to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993.
           c.   Form of Officers and Key Executives Change-in-Control
                Employment Agreement.  Incorporated by reference to Exhibit
                (10)d to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993. ()()d. 1987 Stock Option
                Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           e.   Description of Adjustable Life Insurance Plan for Key Executive
                Officers. Incorporated by reference to pages 23-24 under the heading "Executive Compensation Life and Medical Insurance
                Plans" in the Company's proxy statement dated May 6, 1992.

           f.   1996 Management Incentive Compensation Plan.
           g. 1995 Management Incentive Compensation Plan. Incorporated by reference to Exhibit (10)g to the Company's Annual Report on
                Form 10-K for the fiscal year ended January 31, 1994.
           h.   Other Executive Officer Personal Benefits.  Incorporated by
                reference to pages 10-17 under the heading "Executive
                Compensation" in the Company's proxy statement dated May 6,
                1992.
           i. National Agreement between Clothing Manufacturers Association of the United States of America and Amalgamated Clothing and Textile Workers Union dated as of October 1, 1993.
           j. Lease Agreement dated June 2, 1983 by and between Corporate Property Associates 4 and Genesco Inc. Incorporated by reference to Exhibit (10)p to the Company's Registration Statement on Form S-4 (No. 33-21688).
           k. Restricted Stock Plan For Directors. Incorporated by reference to Exhibit (10)k to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
           l. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           m. Loan Agreement dated as of August 2, 1993 (1), amendment dated as of January 31, 1994 (2) and amendment dated as of October 28, 1994 (3) among the Company and NationsBank of North Carolina, N.A., First National Bank of Chicago, First American National Bank, CIBC, Inc., The Hongkong and Shanghai Banking Corporation Limited, First Union National Bank of Tennessee, and Third National Bank in Nashville.(1) Incorporated by reference to Exhibit (4) to the Company's Quarterly Report of Form 10-Q for the quarter ended July 31, 1993. (2) Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994. (3) Incorporated by reference to the Company's Current Report on Form 8-K dated November 7, 1994.
           n. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
           o. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
           p. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York.
                Incorporated by reference to Exhibit 1 to the Registration Statement dated August 25, 1990 on Form 8-A. First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Exhibit (10)s to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.

           q. Employment agreement dated as of April 22, 1992 between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10)b to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992. Amendment dated as of December 8, 1993 to the employment agreement dated as of April 22, 1992 between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10) to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.
           r. Employment agreement with William S. Wire, II, dated January 9, 1993. Incorporated by reference to Exhibit (10) to the Company's Registration Statement on Form S-3 (No. 33-52858).
           s. Revolving facilities agreement dated as of September 15, 1993 between Mitre Sports International Limited and Barclays Bank PLC. Incorporated by reference to Exhibit (4)c to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1993.
           t. Employment agreement dated as of December 8, 1993 between the Company and Thomas B. Clark. Incorporated by reference to Exhibit (10)w to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994.
           u. Severance Agreement dated as of October 12, 1994, between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10)y to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
           v. Severance Agreement dated as of October 12, 1994, between the Company and Thomas B. Clark. Incorporated by reference to Exhibit (10)z to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
           w. Form of Employment Continuation Agreement between the Company and certain executive officers. Incorporated by reference to Exhibit (10)aa to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
           x. Nonqualified Stock Option Agreement as amended and restated through December 21, 1994 between the Company and David M. Chamberlain.
           y. Nonqualified Stock Option Agreement dated as of December 21, 1994 between the Company and David M. Chamberlain.
   (11)    Computation of earnings per share.
   (21)    Subsidiaries of the Company.
   (23)    Consent of Independent Public Accountants included on page 73.
   (24)    Power of Attorney
   (27)    Financial Data Schedule
   (99) Financial Statements and Report of Independent Public Accountants with respect to the Genesco Stock Savings Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)h and exhibits (10)k, (10)l, (10)q, (10)r and (10)t through (10)y are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.
_____________

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K
On November 7, 1994 the Company filed a Current Report on Form 8-K announcing the adoption of a restructuring plan and an amendment to its revolving credit facility agreement with a group of seven banks.

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35328, 33- 35329 and 33-50248) of Genesco Inc. of our
report dated February 24, 1995 appearing on page 30 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No.33-35328) of Genesco Inc. of our report dated April 7, 1995 appearing on page 1 of the January 31, 1995 Genesco Stock Savings Plan Financial Statements.




/s/PRICE WATERHOUSE LLP

Nashville, Tennessee
May 1, 1995

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENESCO INC.


                                                    By:   /s/James S. Gulmi
                                                          --------------------------------------
                                                          James S. Gulmi
                                                          Vice President - Finance and Treasurer

Date: May 1, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of May, 1995.


/s/ David M. Chamberlain                                 Chairman, President and Chief Executive
- ---------------------------------                        Officer
David M. Chamberlain

/s/ James S. Gulmi                                       Vice President - Finance and Treasurer
- ---------------------------------                        (Principal Financial Officer)
James S. Gulmi

/s/ Paul D. Williams                                     Chief Accounting Officer
- ---------------------------------
Paul D. Williams


Directors:


W. Lipscomb Davis, Jr.*                                  Joel C. Gordon*

John Diebold*                                            William A. Williamson, Jr.*

Harry D. Garber*                                         William S. Wire, II*


* By /s/ Roger G. Sisson
     -----------------------------
     Roger G. Sisson
     Attorney-In-Fact

                                                   GENESCO INC.

                                                   AND CONSOLIDATED SUBSIDIARIES


                                                   Financial Statement Schedules


                                                   January 31, 1995

                                                                                                    SCHEDULE 2
                                                   GENESCO INC.
                                                   AND CONSOLIDATED SUBSIDIARIES
                                                   Reserves

YEAR ENDED JANUARY 31, 1995
- ---------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER            INCREASES        ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS           (DECREASES)      BALANCE
- ---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                  $2,065           1,222          117(1)           (2,277)(2)     $1,127
Allowance for cash discounts                177             -0-          -0-                 (60)(3)        117
Allowance for sales returns                 766             -0-          -0-                (226)(4)        540
Allowance for customer deductions           847             -0-          -0-                (589)(5)        258
Allowance for co-op advertising             719             -0-          -0-                (182)(6)        537
- ---------------------------------------------------------------------------------------------------------------
TOTALS                                   $4,574           1,222          117              (3,334)        $2,579
===============================================================================================================

- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1994
- ---------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER            INCREASES        ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS           (DECREASES)      BALANCE
- ---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                  $2,457           1,396           31 (1)          (1,819)(2)     $2,065
Allowance for cash discounts                150             -0-          -0-                  27 (3)        177
Allowance for sales returns                 191             -0-          -0-                 575 (4)        766
Allowance for customer deductions           -0-             -0-          -0-                 847 (5)        847
Allowance for co-op advertising             961             -0-          -0-                (242)(6)        719
- ---------------------------------------------------------------------------------------------------------------
TOTALS                                   $3,759           1,396           31                (612)        $4,574
===============================================================================================================

- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1993
- ---------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER            INCREASES        ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS           (DECREASES)      BALANCE
- ---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
 the balance sheet:
Allowance for bad debts                  $2,328           2,161          175 (1)          (2,207)(2)     $2,457
Allowance for cash discounts                166             -0-          -0-                 (16)(3)        150
Allowance for co-op advertising             331             -0-          -0-                 821 (6)      1,152
- ---------------------------------------------------------------------------------------------------------------
TOTALS                                   $2,825           2,161          175              (1,402)        $3,759
===============================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $248,000 in 1995, $346,000 in 1994, and $268,000 in 1993 to the addition above, the total bad debt expense amounted to $1,470,000 in 1995, $1,742,000 in 1994, and $2,429,000 in 1993.

- --------------------------------------------------------------------------------
(1)  Bad debt recoveries.
(2)  Bad debt charged to reserve and transfers to operations to be divested.
(3) Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(4) Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(5) Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(6) Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.

See Note 4 to the Consolidated Financial Statements included in Item 8.