Form 10-Q
period 1995-04-30
GENESCO INC
filed 1995-06-14
CIK 18498

                                                                        GENESCO
                                                                         [LOGO]

- ------------------------------------------------------------------------------------------------------------------------
(Mark One)                         Form 10-Q
   /x/          Quarterly Report Pursuant To
                  Section 13 or 15(d) of the
             Securities Exchange Act of 1934
                           For Quarter Ended
                              April 30, 1995

   / /         Transition Report Pursuant To
                  Section 13 or 15(d) of the
             Securities Exchange Act of 1934

          Securities and Exchange Commission
                      Washington, D.C. 20549
                  Commission File No. 1-3083


                                                     -------------------------------------------------------------------
                                                     GENESCO INC.
                                                     A Tennessee Corporation
                                                     I.R.S. No. 62-0211340
                                                     Genesco Park
                                                     1415 Murfreesboro Road
                                                     Nashville, Tennessee 37217-2895
                                                     Telephone 615/367-7000
                                                     -------------------------------------------------------------------

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




- -----------------------------------------------------
Common Shares Outstanding June 2, 1995 - 24,343,663

INDEX

                                                                                                                PAGE
- --------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                     3
- --------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - April 30, 1995, January 31, 1995 and
  April 30, 1994                                                                                                   3
- --------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended
April 30, 1995 and 1994                                                                                            4
- --------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended
  April 30, 1995 and 1994                                                                                          5
- --------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1995 and Three Months Ended April 30, 1995                                                           6
- --------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                         7
- --------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                           18
- --------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                       26
- --------------------------------------------------------------------------------------------------------------------
Signature                                                                                                         27
- --------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands



- -------------------------------------------------------------------------------------------------------------------
                                                                 APRIL 30,          JANUARY 31,           APRIL 30,
                                                                      1995                 1995                1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                   $ 11,224             $ 10,235            $  4,135
Accounts receivable                                                 31,919               32,080              75,621
Inventories                                                         86,219               82,905             158,544
Other current assets                                                 4,020                4,277               6,753
Current assets of operations to be divested                         46,392               53,891                 -0-
- -------------------------------------------------------------------------------------------------------------------
Total current assets                                               179,774              183,388             245,053
- -------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                            27,533               28,073              42,080
Goodwill and other intangibles                                         -0-                  -0-              18,513
Other noncurrent assets                                             13,652               13,773              16,939
Noncurrent assets of operations to be
 divested                                                            1,781               18,644                 -0-
- -------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $222,740             $243,878            $322,585
===================================================================================================================

- -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Notes payable                                                     $  1,743             $    -0-            $  1,832
Current payments on capital leases                                   2,211                2,343               2,402
Accounts payable and accrued liabilities                            56,763               61,124              60,462
Provision for discontinued operations                               11,499               19,190               5,424
- -------------------------------------------------------------------------------------------------------------------
Total current liabilities                                           72,216               82,657              70,120
- -------------------------------------------------------------------------------------------------------------------
Long-term debt                                                      75,000               75,000             106,000
Capital leases                                                       9,432               10,057              12,233
Other long-term liabilities                                         22,356               25,746              37,433
Provision for discontinued operations                               15,013               21,025                 892
Contingent liabilities                                                   -                    -                   -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                     7,944                7,943               7,979
  Common shareholders' equity:
    Par value of issued shares                                      24,832               24,832              24,797
    Additional paid-in capital                                     121,677              121,670             121,630
    Accumulated deficit                                           (105,260)            (104,582)            (26,063)
    Minimum pension liability adjustment                            (2,613)              (2,613)             (9,964)
    Treasury shares, at cost                                       (17,857)             (17,857)            (17,857)
    Foreign currency translation adjustments                           -0-                  -0-              (4,615)
- -------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                          28,723               29,393              95,907
- -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $222,740             $243,878            $322,585
===================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Earnings
                         Three Months Ended April 30
                         In Thousands


- --------------------------------------------------------------------------------------------------------------
                                                                             1995                         1994
- --------------------------------------------------------------------------------------------------------------
Net sales                                                                $ 93,225                     $100,221
Cost of sales                                                              57,688                       62,045
Selling and administrative expenses                                        36,366                       38,278
Restructuring charge                                                       14,113                          -0-
- --------------------------------------------------------------------------------------------------------------
Loss from operations before
   other income and expenses                                              (14,942)                        (102)
- --------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                         2,228                        2,806
   Other income                                                            (3,848)                        (515)
- --------------------------------------------------------------------------------------------------------------
Total other expenses, net                                                  (1,620)                       2,291
- --------------------------------------------------------------------------------------------------------------
Loss before income taxes and discontinued
  operations                                                              (13,322)                      (2,393)
Income taxes                                                                    9                          141
- --------------------------------------------------------------------------------------------------------------
Loss before discontinued operations                                       (13,331)                      (2,534)
Discontinued operations:
   Operating loss                                                             -0-                         (139)
   Excess provision for future losses                                      12,653                          -0-
- --------------------------------------------------------------------------------------------------------------
NET LOSS                                                                 $   (678)                    $ (2,673)
==============================================================================================================

Loss per common share:
  Before discontinued operations                                         $   (.55)                    $   (.11)
  Discontinued operations                                                $    .52                     $    .00
  Net loss                                                               $   (.03)                    $   (.11)
==============================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                              Genesco Inc.
                                              and Consolidated Subsidiaries
                                              Consolidated Cash Flows
                                              Three Months Ended April 30
                                              In Thousands


         ---------------------------------------------------------------------------------------------------------------------
                                                                                                       1995               1994
         ---------------------------------------------------------------------------------------------------------------------
         OPERATIONS:
         Net loss                                                                                 $    (678)         $  (2,673)
         Noncash charges to earnings:
           Restructuring charge                                                                      14,113                -0-
           Depreciation and amortization                                                              1,836              2,493
           Excess provision for future losses                                                       (12,653)               -0-
           Provision for losses on accounts receivable                                                  531                417
           Other                                                                                        178                 63
         ---------------------------------------------------------------------------------------------------------------------
         Net cash provided by operations before
           working capital and other changes                                                          3,327                300
         Effect on cash of changes in working
           capital and other assets and liabilities
           net of effect of business acquisitions:
              Accounts receivable                                                                     1,637            (10,081)
              Inventories                                                                             3,500             (3,424)
              Other current assets                                                                      320               (914)
              Accounts payable and accrued liabilities                                               (6,069)            (2,177)
              Other assets and liabilities                                                           (2,729)             1,310
         ---------------------------------------------------------------------------------------------------------------------

         Net cash used in operations                                                                    (14)           (14,986)
         ---------------------------------------------------------------------------------------------------------------------
         INVESTING ACTIVITIES:
           Capital expenditures                                                                      (1,085)            (1,564)
           Proceeds from businesses divested and asset sales                                          1,103                156
         ---------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                                             18             (1,408)
         ---------------------------------------------------------------------------------------------------------------------
         FINANCING ACTIVITIES:
           Net borrowings (repayments) under
              revolving credit agreement                                                                -0-             16,000
           Net change in short-term borrowings                                                        1,743              1,763
           Payments on capital leases                                                                  (758)              (617)
           Other                                                                                        -0-               (242)
         ---------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                                      985             16,904
         ---------------------------------------------------------------------------------------------------------------------
         Net Cash Flow
                                                                                                        989                510
         Cash and short-term investments at
           beginning of period                                                                       10,235              3,625
         ---------------------------------------------------------------------------------------------------------------------
         Cash and short-term investments at end of period                                          $ 11,224            $ 4,135
         =====================================================================================================================
         SUPPLEMENTAL CASH FLOW INFORMATION:
         Net cash paid (received) for:
           Interest                                                                                $  4,296            $ 4,529
           Income taxes                                                                                 (22)              (269)
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


                                        Genesco Inc.
                                        and Consolidated Subsidiaries
                                        Consolidated Shareholders' Equity
                                        In Thousands



      -----------------------------------------------------------------------------------------------------------------------------
                                           Total                                                    Foreign       Minimum     Total
                                  Non-Redeemable                                                   Currency       Pension    Share-
                                      Preferred     Common   Paid-In  Accumulated    Treasury   Translation     Liability  holders'
                                          Stock      Stock   Capital      Deficit       Stock   Adjustments    Adjustment    Equity
         --------------------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------------------
         Balance January 31, 1994     $ 8,064    $ 24,793  $ 121,634    $ (23,241)  $ (17,857)    $  (4,706)  $  (9,964)  $  98,723
         --------------------------------------------------------------------------------------------------------------------------
         Exercise of options              -0-           2          4          -0-         -0-           -0-         -0-           6
         Translation adjustments:
           Year-to-date adjustments       -0-         -0-        -0-          -0-         -0-         2,136         -0-       2,136
           Realized in FY 1995
             restructuring                -0-         -0-        -0-          -0-         -0-         2,570         -0-       2,570
         Net loss                         -0-         -0-        -0-      (81,192)        -0-           -0-         -0-     (81,192)
         Minimum pension liability
           adjustment                     -0-         -0-        -0-          -0-         -0-           -0-       7,351       7,351
         Other                           (121)         37         32         (149)        -0-           -0-         -0-        (201)
         --------------------------------------------------------------------------------------------------------------------------
         Balance January 31, 1995     $ 7,943    $ 24,832  $ 121,670    $(104,582)  $ (17,857)    $     -0-   $  (2,613)  $  29,393
         --------------------------------------------------------------------------------------------------------------------------
         Net loss                         -0-         -0-        -0-         (678)        -0-           -0-         -0-        (678)
         Other                              1         -0-          7          -0-         -0-           -0-         -0-           8
         --------------------------------------------------------------------------------------------------------------------------
         Balance April 30, 1995       $ 7,944    $ 24,832  $ 121,677    $(105,260)  $ (17,857)    $     -0-   $  (2,613)  $  28,723
         ==========================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                               Genesco Inc.
                               and Consolidated Subsidiaries
                               Notes to Consolidated Financial Statements

         Note 1
         Summary of Significant Accounting Policies

         Interim Statements
         The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 1996 ("Fiscal 1996") and of the fiscal year ended January 31, 1995 ("Fiscal 1995"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

         Certain reclassifications have been made to conform prior years' data to the current presentation. (See Note 2).

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts (principally Dollars and Lira). At January 31, 1995 and April 30, 1995, the Company had approximately $9.7 million and $9.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately six months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

In the fourth quarter of Fiscal 1995 the 1995 Restructuring Provision was adjusted by a reversal of $10.5 million reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The reversal reflects the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

In the first quarter of Fiscal 1996 the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflects the lowering of anticipated proceeds from the sale of Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflects primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the pension fund determined and announced to the Company during the quarter. The 1995 Restructuring Charge, as adjusted, provides for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 287 jobs had been eliminated as of April 30, 1995.

                                 GENESCO INC .
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased and its inventories and equipment have been liquidated and the Company has entered into an agreement providing for the resolution of the remaining long-term lease liability. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The remaining divestiture anticipated by the 1995 Restructuring is presently in process. The outcome of this divestiture and other aspects of the 1995 Restructuring may cause further adjustments to the 1995 Restructuring Charge and Provision. The Company anticipates that variations in the timing of these adjustments may affect the results of operations and cash flows of the Company from quarter to quarter during the remainder of Fiscal 1996 and that some variations may be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:

- -----------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED APRIL 30,
                                                                              -----------------------------
IN THOUSANDS                                                                                           1994
- -----------------------------------------------------------------------------------------------------------
Net sales                                                                                           $30,411
Cost of sales and expenses                                                                           30,550
- -----------------------------------------------------------------------------------------------------------
Pretax loss                                                                                            (139)
Income tax expense (benefit)                                                                            -0-
- -----------------------------------------------------------------------------------------------------------
Net Loss                                                                                            $  (139)
===========================================================================================================

Discontinued operations' sales subsequent to the decision to discontinue were $17.9 million for the three months ended April 30, 1995.

Operating results of stores identified for closure and businesses to be divested pursuant to the 1995 Restructuring and the 1994 Restructuring referred to below are included in the Company's sales, gross margin and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the three months ended April 30, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $2.0 million for the three months ended April 30, 1995.

                                 GENESCO INC .
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

FISCAL 1994 RESTRUCTURING
Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies and made a decision to restructure certain of its operations and reassessed the recoverability of certain assets (the "1994 Restructuring"). As a result, the Company recorded a charge of $29.4 million, of which $17.1 million relates to the men's apparel segment and has been reclassified in the income statement to provision for loss on discontinued operations. This charge reflects estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs. The restructuring involved the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal 1994). Included in the $15.8 million of asset write-downs was $7.7 million relating to goodwill, of which $6.9 million related to the LaMar acquisition and $800,000 related to the Toddler U Inc. acquisition.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE*

- ----------------------------------------------------------------------------------------------------------
                                                                           APRIL 30,           JANUARY 31,
IN THOUSANDS                                                                    1995                  1995
- ----------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                   $ 32,033              $ 32,401
Miscellaneous receivables                                                      2,465                 2,258
- ----------------------------------------------------------------------------------------------------------
Total receivables                                                             34,498                34,659
Allowance for bad debts                                                       (1,399)               (1,127)
Other allowances                                                              (1,180)               (1,452)
- ----------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                     $ 31,919              $ 32,080
==========================================================================================================
*  Excludes accounts receivable of operations to be divested (see Note 5).

NOTE 4
INVENTORIES*
- ----------------------------------------------------------------------------------------------------------
                                                                           APRIL 30,           JANUARY 31,
IN THOUSANDS                                                                    1995                  1995
- ----------------------------------------------------------------------------------------------------------
Raw materials                                                               $  8,590              $  8,856
Work in process                                                                3,037                 2,877
Finished goods                                                                20,471                21,992
Retail merchandise                                                            54,121                49,180
- ----------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                           $ 86,219              $ 82,905
==========================================================================================================

*  Excludes inventories of operations to be divested (see Note 5).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 5
ASSETS OF OPERATIONS TO BE DIVESTED

- ---------------------------------------------------------------------------------------------------------------
                                                                                                     JANUARY 31,
                                                             APRIL 30, 1995                                1995
                                                     ----------------------------------------   ---------------
                                                     DISCONTINUED*          OTHER**
IN THOUSANDS                                          OPERATIONS       OPERATIONS               TOTALS
- ---------------------------------------------------------------------------------------------------------------
Current assets:
   Accounts receivable                                  $ 13,727         $ 11,845       $ 25,572      $ 27,079
   Inventory                                               2,441           17,788         20,229        26,158
   Other                                                     -0-              591            591           654
- --------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    $ 16,168         $ 30,224       $ 46,392      $ 53,891
===============================================================================================================
Noncurrent assets:
   Plant and equipment                                  $    -0-         $  1,751       $  1,751      $  2,647
   Capitalized lease rights                                  -0-               30             30           299
   Goodwill and other intangibles                            -0-              -0-            -0-        15,698
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                 $    -0-         $  1,781       $  1,781      $ 18,644
==============================================================================================================
  *   Includes the assets of The Greif Companies and GCO Apparel Corporation comprising the men's apparel segment (see Note 2).
 **   Includes the assets of University Brands and Mitre Sports (see Note 2).
NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET*
- ---------------------------------------------------------------------------------------------------------------
                                                                                  APRIL 30,         JANUARY 31,
IN THOUSANDS                                                                           1995                1995
- ---------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                         $     75              $     75
   Buildings and building equipment                                                2,515                 2,797
   Machinery, furniture and fixtures                                              31,098                30,682
   Construction in progress                                                        1,082                   672
   Improvements to leased property                                                37,749                37,776
Capital leases:
   Land                                                                               60                    60
   Buildings                                                                       2,126                 2,195
   Machinery, furniture and fixtures                                               7,674                 7,627
- --------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                      82,379                81,884
Accumulated depreciation and amortization:
   Plant and equipment                                                           (48,851)              (48,131)
   Capital leases                                                                 (5,995)               (5,680)
- --------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                         $ 27,533              $ 28,073
==============================================================================================================

* Excludes plant, equipment and capital leases of operations to be divested (see Note 5).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
- -------------------------------------------------------------------------------------------------------------------
PROVISION FOR DISCONTINUED OPERATIONS

- -------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEE      FACILITY              OTHER
                                                  RELATED      SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                          $25,134       $ 9,405             $1,415      $4,261     $ 40,215
Charges and adjustments, net                       (5,822)       (8,383)               221         281      (13,703)
- -------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995                             19,312         1,022              1,636       4,542       26,512
Current portion                                     4,299         1,022              1,636       4,542       11,499
- -------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                         $15,013       $   -0-             $  -0-      $  -0-      $15,013
===================================================================================================================
RESTRUCTURING RESERVES
- -------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEE      FACILITY              OTHER
                                                  RELATED      SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                          $ 3,965       $ 3,123             $  555      $3,112      $10,755
Charges and adjustments, net                       (1,632)         (868)               169        (620)      (2,951)
- -------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995                              2,333         2,255                724       2,492        7,804
Current portion (included in accounts
payable and accrued liabilities)                    2,255         1,983                724       2,484        7,446
- -------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM
  LIABILITIES)                                    $    78       $   272             $  -0-      $    8      $   358
===================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 8
CREDIT FACILITIES

At April 30, 1995, the Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately $8,060,000 at April 30, 1995) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre UK. The facility, which is guaranteed up to 4,300,000 pounds sterling by Genesco Inc., permits borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The facility expired in December 1994 and has been extended by an oral agreement through July 31, 1995.

NOTE 9
LEGAL PROCEEDINGS

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

New York State Environmental Proceedings
The Company is a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints in both cases allege the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

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


NOTE 9
LEGAL PROCEEDINGS, CONTINUED

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


NOTE 9
LEGAL PROCEEDINGS, CONTINUED

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

In the fourth quarter of Fiscal 1995 the 1995 Restructuring Provision was adjusted by a reversal of $10.5 million, reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The reversal reflects the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Management's Discussion and Analysis
                                of Financial Condition and Results of Operations


In the first quarter of Fiscal 1996 the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflects the lowering of anticipated proceeds from the sale of Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflects primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the pension fund determined and announced to the Company during the quarter. The 1995 Restructuring Charge, as adjusted, provides for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 287 jobs had been eliminated as of April 30, 1995.

The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased and its inventories and equipment have been liquidated and the Company has entered into an agreement providing for the resolution of the remaining long-term lease liability. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The remaining divestiture anticipated by the 1995 Restructuring is presently in process. The outcome of this divestiture and other aspects of the 1995 Restructuring may cause further adjustments to the 1995 Restructuring Charge and Provision. The Company anticipates that variations in the timing of these adjustments may affect the results of operations and cash flows of the Company from quarter to quarter during the remainder of Fiscal 1996 and that some variations may be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

Revolving Credit Agreement
On October 31, 1994, the Company's revolving credit agreement was amended to adjust certain financial covenants to reflect operating results, including the charges and provisions associated with the 1995 Restructuring, and to reduce the facility from $100 million to $65 million and to $50 million at April 30, 1995.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations in the first quarter ended April 30, 1995 decreased 7.0% from the previous year. Total gross margin for the quarter decreased 6.9% but remained constant as a percentage of net sales. Selling and administrative expenses decreased 5.0% but increased as a percentage of net sales from 38.2% to 39.0%. The pretax loss in the first quarter ended April 30, 1995 was $13,322,000, compared to a pretax loss of $2,393,000 for the quarter ended April 30, 1994. The pretax loss for the first quarter ended April 30, 1995 includes a $14.1 million increase in the 1995 Restructuring Charge and recognition of a $1.8 million gain discussed below. The Company reported a net loss of $678,000 ($0.03 per share) for the first quarter ended April 30, 1995 compared to a net loss of $2,673,000 ($0.11 per share) in the first quarter ended April 30, 1994. The first quarter ended April 30, 1995 net loss includes, in addition to the 1995 Restructuring Charge adjustment, a positive adjustment of $12.7 million to the 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                   Three Months
                                                                  Ended April 30,
                                                             ------------------------        %
                                                              1995             1994        Change
                                                            --------         --------      ------
                                                                 (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . . .    $47,758          $47,772       0.0%
      Operating Income  . . . . . . . . . . . . . . . . .    $ 1,221          $ 1,308      (6.7)%
      Operating Margin  . . . . . . . . . . . . . . . . .        2.6%             2.7%

Despite an increase in comparable store sales of approximately 4%, net sales from footwear retail operations were flat in the quarter ended April 30, 1995 compared to the previous year due to the operation of 5% fewer stores in the first quarter ended April 30, 1995. As part of a restructuring plan adopted in the fourth quarter of Fiscal 1994 (the "1994 Restructuring"), the Company completed the closing of 27 retail stores in the first quarter of Fiscal 1995, which resulted in increased discounting. Because of last year's discounting associated with the store closings, the average price per pair increased 12%, while unit sales were down 11%.

Gross margin as a percentage of net sales decreased from 51.6% to 50.0%, primarily from price pressures on branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses decreased 4.0%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring (see Note 2 to the Consolidated Financial Statements) and decreased as a percentage of net sales from 49.8% to 47.8%.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


Operating income in the first quarter ended April 30, 1995 was down slightly compared to the same period last year due to softness in sales from the Company's boot outlets.

Footwear Wholesale & Manufacturing

                                                                   Three Months
                                                                 Ended April 30,
                                                            -------------------------       %
                                                              1995             1994       Change
                                                            --------         --------     ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .     $ 45,467          $52,449     (13.3)%
      Operating Income before
        Restructuring Charges . . . . . . . . . . . . .     $  3,797          $ 1,925      97.2%
      Restructuring Charges . . . . . . . . . . . . . .     $ 14,113          $   -0-     100.0%
      Operating Income  . . . . . . . . . . . . . . . .     $(10,316)         $ 1,925
      Operating Margin  . . . . . . . . . . . . . . . .        (22.7)%            3.7%

Net sales from footwear wholesale and manufacturing operations were $7.0 million (13.3%) lower in the first quarter ended April 30, 1995 than in the same period last year, reflecting primarily lower sales from operations included in the 1995 Restructuring. Sales from ongoing operations were down 1.4%, reflecting primarily lower unit sales and selling prices of western boots, which more than offset increased sales of men's branded products, primarily attributable to higher unit sales.

Gross margin as a percentage of net sales decreased from 25.8% to 25.7%.

Operating expenses decreased 1.3% but increased as a percentage of net sales from 22.3% to 25.3%, primarily because of the lower sales in operations to be divested.

Included in the operating income before Restructuring Charge for the three months ended April 30, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. The increase in operating income before Restructuring Charge and the import duty claim is due primarily to increased sales of men's branded products.

The net sales and operating income before Restructuring Provision for the three months ended April 30, 1994 of the University Brands and Mitre Sports businesses that are being disposed of in the 1995 Restructuring were $16,820,000 and $135,000, respectively. The operating results subsequent to October 31, 1994 have been charged against the Restructuring Provision.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business, the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment for the three months ended April 30, 1994, which was prior to the decision to discontinue, were $30.4 million and $139,000, respectively.

Corporate and Interest Expenses
Corporate and other expenses in the first three months ended April 30, 1995 were $2.0 million, compared to $2.8 million last year, a decrease of approximately 29%. The decrease in corporate expenses is attributable primarily to lower professional fees and to lower compensation expenses due to layoffs related to the Restructurings and other staff reductions.

Interest expense decreased $578,000, or 21%, from last year, because of a decrease in borrowings. There were no borrowings under the Company's Revolving Credit Facility during the three months ended April 30, 1995.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, gross margin and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the three months ended April 30, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $2.0 million for the three months ended April 30, 1995. Also included in other income for the three months ended April 30, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                            April 30,
                                                                                         ---------------
                                                                                          1995     1994
                                                                                         ---------------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11.2   $  4.1
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $107.6   $174.9
Long-term debt (includes current
  maturities)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 75.0   $106.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.5x     3.5x

_______________

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $14,000 in the first three months of Fiscal 1996 compared to $15.0 million used by operating activities last year. The $15.0 million improvement in cash flow from operating activities between the first quarter of Fiscal 1996 and the first quarter of Fiscal 1995 reflects primarily cash inflows from the disposal of assets included in the 1995 Restructuring.

A $3.5 million decrease in inventories from January 31, 1995 levels reflected in the Consolidated Statement of Cash Flows was due primarily to liquidation of inventories in connection with the 1995 Restructuring, which more than offset planned seasonal increases, while the $6.9 million decrease in inventories compared with April 30, 1994 reflects lower inventory levels in the Company's boot business.

As reflected in the Consolidated Statement of Cash Flows, accounts receivable at April 30, 1995 decreased $1.6 million compared to January 31, 1995, primarily from collection of receivables in the operations being divested in the 1995 Restructuring. Accounts receivable at April 30, 1995 were $1.3 million greater than at April 30, 1994, primarily due to increased sales in the men's branded footwear and extended terms to meet competitive pressures.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Statement of Cash Flows at April 30, 1995 and 1994 is as follows:

                                                                            Three Months Ended April 30,
                                                                         ----------------------------------
   (In Thousands)                                                          1995                       1994
                                                                         -------                    -------
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,693                   $ 3,498
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .       (9,762)                   (5,675)
                                                                         -------                   -------
                                                                         $(6,069)                  $(2,177)
                                                                         =======                   =======


The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities was due primarily to payment of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the three months ended April 30, 1995 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. Revolving credit agreement borrowings increased by $16 million during the three months ended April 30, 1994 to finance seasonal working capital increases, to finance operations and to fund approximately $2.8 million of costs associated with the Company's 1994 Restructuring.

Capital Expenditures
Total capital expenditures in Fiscal 1996 are expected to be approximately $10.6 million. These include expected retail expenditures of $4.0 million to open approximately 16 new retail stores and to complete 32 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $6.6 million.

Future Capital Needs
The Company expects that cash provided by operations and by the sale of assets employed in operations to be divested pursuant to the 1995 Restructuring will be sufficient to fund all of its capital expenditures through Fiscal 1996. The approximately $18.9 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next 12 months are expected to be fully offset by cash inflows from sales of assets employed in operations to be divested pursuant to the 1995 Restructuring.

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

There were $11.8 million of letters of credit outstanding under the revolving credit agreement at April 30, 1995.

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

At April 30, 1995, the Company's English subsidiary, Mitre U.K., had a credit facility with a credit limit equal to the lesser of (i) 5.0 million pounds sterling (approximately U.S. $8.1 million at April 30, 1995) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility expired in December 1994 and has been extended by an oral agreement through July 31, 1995. Management of the Company believes that the financial commitments provided by its revolving credit agreement will be adequate to replace the commitments provided by the expired facility if not further extended.

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At April 30, 1995 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:


                                                                                 ARREARAGE
                                                                -------------------------------------------
                                  DATE DIVIDENDS                 BEGINNING             THIS          END OF
CLASS OF STOCK                    PAID TO                       OF QUARTER          QUARTER         QUARTER
- -----------------------------------------------------------------------------------------------------------
$2.30 Series 1                    October 31, 1993                $107,102         $ 21,409        $128,511
$4.75 Series 3                    October 31, 1993                 116,565           23,313         139,878
$4.75 Series 4                    October 31, 1993                  97,446           19,489         116,935
$1.50 Subordinated Cumulative
   Preferred                      October 31, 1993                  56,207           11,257          67,464
- -----------------------------------------------------------------------------------------------------------
TOTALS                                                            $377,320         $ 75,468        $452,788
===========================================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   (11)    Computation of earnings per common and common share equivalent.

   (27)    Financial Data Schedule (for SEC use only)
______________

REPORTS ON FORM 8-K
None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi


James S. Gulmi
Chief Financial Officer
June 14, 1995