Form 10-Q
period 1995-07-31
GENESCO INC
filed 1995-09-14
CIK 18498

                                                                      GENESCO
                                                                        [LOGO]
--------------------------------------------------------------------------------

(Mark One)                      Form 10-Q
   [x]       Quarterly Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934
                        For Quarter Ended
                            July 31, 1995

   [ ]      Transition Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934

       Securities and Exchange Commission
                   Washington, D.C. 20549
               Commission File No. 1-3083



                                         --------------------------------------

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

                                         --------------------------------------

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







--------------------------------------------------------
Common Shares Outstanding September 8, 1995 - 24,343,663

INDEX
--------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
--------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                     3
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - July 31, 1995, January 31, 1995 and
  July 31, 1994                                                                                                    3
--------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Six Months Ended
  July 31, 1995 and 1994                                                                                           4
--------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Six Months Ended
  July 31, 1995 and 1994                                                                                           5
--------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1995 and Six Months Ended July 31, 1995                                                              6
--------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                         7
--------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                           18
--------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                       28
--------------------------------------------------------------------------------------------------------------------
Signature                                                                                                         30
--------------------------------------------------------------------------------------------------------------------

                                       PART I - FINANCIAL INFORMATION

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Balance Sheet
                                       In Thousands

-------------------------------------------------------------------------------------------------------------------
                                                                  JULY 31,          JANUARY 31,            JULY 31,
                                                                      1995                 1995                1994
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                  $   5,388            $  10,235           $   5,015
Accounts receivable                                                 33,916               32,080              84,796
Inventories                                                         89,427               82,905             153,513
Other current assets                                                 4,133                4,277               7,228
Current assets of operations to be divested                         35,482               53,891                 -0-
-------------------------------------------------------------------------------------------------------------------
Total current assets                                               168,346              183,388             250,552
-------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                            28,126               28,073              41,177
Goodwill and other intangibles                                         -0-                  -0-              18,517
Other noncurrent assets                                             13,533               13,773              16,802
Noncurrent assets of operations to be
 divested                                                            1,629               18,644                 -0-
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 211,634            $ 243,878           $ 327,048
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Notes payable                                                    $   3,034            $     -0-           $   3,095
Current payments on capital leases                                   1,614                2,343               2,375
Accounts payable and accrued liabilities                            57,957               61,124              60,714
Provision for discontinued operations                                4,806               19,190               5,666
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                           67,411               82,657              71,850
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                      75,000               75,000             114,000
Capital leases                                                       2,065               10,057              11,367
Other long-term liabilities                                         23,310               25,746              33,168
Provision for discontinued operations                               14,604               21,025               1,046
Contingent liabilities                                                   -                    -                   -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                     7,944                7,943               7,954
  Common shareholders' equity:
    Par value of issued shares                                      24,832               24,832              24,822
    Additional paid-in capital                                     121,684              121,670             121,634
    Accumulated deficit                                           (104,746)            (104,582)            (26,579)
    Minimum pension liability adjustment                            (2,613)              (2,613)             (9,964)
    Treasury shares, at cost                                       (17,857)             (17,857)            (17,857)
    Foreign currency translation adjustments                           -0-                  -0-              (4,393)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                          29,244               29,393              95,617
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 211,634            $ 243,878           $ 327,048
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

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Earnings
                                       In Thousands

--------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JULY 31,                        JULY 31,
                                                        ----------------------         -----------------------
                                                            1995          1994             1995           1994
--------------------------------------------------------------------------------------------------------------
Net sales                                               $109,600      $114,166         $202,825       $214,387
Cost of sales                                             67,101        71,279          124,789        133,324
Selling and administrative expenses                       37,823        42,034           74,189         80,312
Restructuring charge                                       2,216           -0-           16,329            -0-
--------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                                2,460           853          (12,482)           751
--------------------------------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                         2,549         3,093            4,777          5,899
  Gain on divestiture                                        -0-        (4,900)             -0-         (4,900)
  Other expense (income)                                   1,090             3           (2,758)          (512)
--------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                         3,639        (1,804)           2,019            487
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes
  and discontinued operations                             (1,179)        2,657          (14,501)           264
Income taxes                                                   6           372               15            513
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued
  operations                                              (1,185)        2,285          (14,516)          (249)
Discontinued operations:
  Operating loss                                             -0-        (2,801)             -0-         (2,940)
  Excess provision for future losses                       1,699           -0-           14,352            -0-
--------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                     $    514      $   (516)        $   (164)      $ (3,189)
==============================================================================================================

Earnings (loss) per common share:
  Before discontinued operations                        $  (.05)      $   .09          $  (.60)        $  (.02)
  Discontinued operations                               $   .07       $  (.11)         $   .59         $  (.12)
  Net earnings (loss)                                   $   .02       $  (.02)         $  (.01)        $  (.14)
==============================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Cash Flows
                                       In Thousands

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JULY 31,                      JULY 31,
                                                                    ----------------------        ----------------------
                                                                        1995          1994            1995          1994
------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                 $    514      $   (516)       $   (164)     $ (3,189)
Noncash charges to earnings:
  Depreciation and amortization                                        1,751         2,454           3,587         4,947
  Restructuring charge                                                 2,216           -0-          16,329           -0-
  Excess provision for future losses                                  (1,699)          -0-         (14,352)          -0-
  Gain on divestiture                                                    -0-        (4,900)            -0-        (4,900)
  Provision for losses on accounts receivable                            192           838             723         1,255
  Other                                                                   83           535             261           598
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
  working capital and other changes                                    3,057        (1,589)          6,384        (1,289)
Effect on cash of changes in working
  capital and other assets and liabilities:
    Accounts receivable                                                1,897        (9,964)          3,534       (20,045)
    Inventories                                                         (134)        5,031           3,366         1,607
    Other current assets                                                  84          (475)            404        (1,389)
    Accounts payable and accrued liabilities                          (2,413)         (206)         (8,482)       (2,383)
    Other assets and liabilities                                         402          (269)         (2,327)        1,041
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                              2,893        (7,472)          2,879       (22,458)
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                (2,443)       (1,631)         (3,528)       (3,195)
  Proceeds from businesses divested and asset sales                      387         1,614           1,490         1,770
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (2,056)          (17)         (2,038)       (1,425)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net borrowings (repayments) under
    revolving credit agreement                                           -0-         8,000             -0-        24,000
  Net change in short-term borrowings                                  1,291         1,263           3,034         3,026
  Payments on capital leases                                          (7,964)         (894)         (8,722)       (1,511)
  Other                                                                  -0-           -0-             -0-          (242)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (6,673)        8,369          (5,688)       25,273
------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                         (5,836)          880          (4,847)        1,390
Cash and short-term investments at
  beginning of period                                                 11,224         4,135          10,235         3,625
------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                    $  5,388      $  5,015        $  5,388      $  5,015
========================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                          $    225      $    814        $  4,520      $  5,343
  Income taxes                                                          (745)          135            (767)         (134)
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

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Consolidated Shareholders' Equity
                                       In Thousands


------------------------------------------------------------------------------------
                                          TOTAL
                                 NON-REDEEMABLE
                                      PREFERRED   COMMON    PAID-IN     ACCUMULATED
                                          STOCK    STOCK    CAPITAL         DEFICIT
------------------------------------------------------------------------------------
Balance January 31, 1994              $   8,064  $24,793    $ 121,634      $ (23,241)
------------------------------------------------------------------------------------
Exercise of options                         -0-        2            4            -0-
Translation adjustments:
   Year-to-date adjustments                 -0-      -0-          -0-            -0-
   Realized in FY 1995 restructuring        -0-      -0-          -0-            -0-
Net loss                                    -0-      -0-          -0-        (81,192)
Minimum pension liability adjustment        -0-      -0-          -0-            -0-
Other                                      (121)      37           32           (149)
------------------------------------------------------------------------------------
Balance January 31, 1995              $   7,943  $24,832    $ 121,670      $(104,582)
------------------------------------------------------------------------------------
Net loss                                    -0-      -0-          -0-           (164)
Other                                         1      -0-           14            -0-
------------------------------------------------------------------------------------
BALANCE JULY 31, 1995                 $   7,944  $24,832    $ 121,684      $(104,746)
====================================================================================
------------------------------------------------------------------------------------------
                                                       FOREIGN         MINIMUM       TOTAL
                                                      CURRENCY         PENSION      SHARE-
                                      TREASURY     TRANSLATION       LIABILITY    HOLDERS'
                                         STOCK     ADJUSTMENTS      ADJUSTMENT      EQUITY
------------------------------------------------------------------------------------------
Balance January 31, 1994            $ (17,857)        $  (4,706)    $  (9,964)  $  98,723
-----------------------------------------------------------------------------------------
Exercise of options                       -0-               -0-           -0-           6
Translation adjustments:
   Year-to-date adjustments               -0-             2,136           -0-       2,136
   Realized in FY 1995 restructuring      -0-             2,570           -0-       2,570
Net loss                                  -0-               -0-           -0-     (81,192)
Minimum pension liability adjustment      -0-               -0-         7,351       7,351
Other                                     -0-               -0-           -0-        (201)
-----------------------------------------------------------------------------------------
Balance January 31, 1995            $ (17,857)        $     -0-     $  (2,613)  $  29,393
-----------------------------------------------------------------------------------------
Net loss                                  -0-               -0-           -0-        (164)
Other                                     -0-               -0-           -0-          15
-----------------------------------------------------------------------------------------
BALANCE JULY 31, 1995               $ (17,857)        $     -0-     $  (2,613)  $  29,244
=========================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Notes to Consolidated Financial
Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
INTERIM STATEMENTS
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 1996 ("Fiscal 1996") and of the fiscal year ended January 31, 1995 ("Fiscal 1995"). The results of operations for any interim period are not necessarily indicative of results for the full year.
The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

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

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------------------------

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts (principally Dollars and Lira). At January 31, 1995 and July 31, 1995, the Company had approximately $9.7 million and $7.1 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS
--------------------------------------------------------------------------------

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

In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and facility consolidation costs and permanent work force reductions and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constitute the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

In the fourth quarter of Fiscal 1995 the 1995 Restructuring Provision was positively adjusted by $10.5 million reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The adjustment reflected the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

In the first quarter of Fiscal 1996 the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflected the lowering of anticipated proceeds from the sale of Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflected primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the pension fund determined and announced to the Company during the quarter.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED
--------------------------------------------------------------------------------

In the second quarter of Fiscal 1996 the Company took an additional restructuring charge of $2.2 million relating to the 1995 Restructuring. This addition to the 1995 Restructuring Charge reflects the actual proceeds received from the sale on August 14, 1995 of the Mitre Sports soccer business. In addition, the Company made an additional positive adjustment of $1.7 million to the 1995 Restructuring Provision. The adjustment reflects primarily the reversal of reserves in connection with the final settlement of a long-term lease liability, based on the resolution of certain contingencies at the closing of the transaction in the second quarter more favorably than the Company had anticipated and lower than anticipated severance payments.

The transactions provided for in the 1995 Restructuring are substantially complete. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 302 jobs had been eliminated as of July 31, 1995. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The Company's Mitre Sports soccer business was sold effective August 14, 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances, subject to the outcome of certain contingencies, principally a post-closing audit. The outcome of these contingencies may require further adjustments to the 1995 Restructuring Charge and Provision. There can be no assurance that variations in the timing of any further adjustments will not affect the results of operations and cash flows of the Company in the third fiscal quarter or that some variations will not be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:


-----------------------------------------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED JULY 31,
                                                                                 --------------------------
IN THOUSANDS                                                                                           1994
-----------------------------------------------------------------------------------------------------------
Net sales                                                                                           $57,198
Cost of sales and expenses                                                                           60,138
-----------------------------------------------------------------------------------------------------------
Pretax loss                                                                                          (2,940)
Income tax expense (benefit)                                                                            -0-
-----------------------------------------------------------------------------------------------------------
Net Loss                                                                                            $(2,940)
===========================================================================================================

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED
--------------------------------------------------------------------------------

Discontinued operations' sales subsequent to the decision to discontinue were $20.0 million for the six months ended July 31, 1995.

Operating results of stores identified for closure and businesses to be divested pursuant to the 1995 Restructuring and the 1994 Restructuring referred to below are included in the Company's sales, gross margin and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the six months ended July 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $0.9 million for the six months ended July 31, 1995.

FISCAL 1994 RESTRUCTURING
Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies and made a decision to restructure certain of its operations and reassessed the recoverability of certain assets (the "1994 Restructuring"). As a result, the Company recorded a charge of $29.4 million, of which $17.1 million related to the men's apparel segment. This charge reflects estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs. The restructuring involved the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal
1994). Included in the $15.8 million of asset write-downs was $7.7 million relating to goodwill, of which $6.9 million related to the LaMar acquisition and $800,000 related to the Toddler U Inc. acquisition.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE*
--------------------------------------------------------------------------------

                                                                            JULY 31,           JANUARY 31,
IN THOUSANDS                                                                    1995                  1995
----------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                    $33,657               $32,401
Miscellaneous receivables                                                      2,835                 2,258
----------------------------------------------------------------------------------------------------------
Total receivables                                                             36,492                34,659
Allowance for bad debts                                                       (1,294)               (1,127)
Other allowances                                                              (1,282)               (1,452)
----------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                      $33,916               $32,080
==========================================================================================================

*  Excludes accounts receivable of operations to be divested (see Note 5).


NOTE 4
INVENTORIES*
--------------------------------------------------------------------------------

                                                                            JULY 31,           JANUARY 31,
IN THOUSANDS                                                                    1995                  1995
----------------------------------------------------------------------------------------------------------
Raw materials                                                                $ 9,534               $ 8,856
Work in process                                                                3,612                 2,877
Finished goods                                                                23,651                21,992
Retail merchandise                                                            52,630                49,180
----------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                            $89,427               $82,905
==========================================================================================================

*  Excludes inventories of operations to be divested (see Note 5).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 5
ASSETS OF OPERATIONS TO BE DIVESTED
--------------------------------------------------------------------------------------------------------------
                                                                                                   JANUARY 31,
                                                           JULY 31, 1995                                  1995
                                                  --------------------------------------------      ----------
                                                  DISCONTINUED*           OTHER**
IN THOUSANDS                                       OPERATIONS        OPERATIONS             TOTALS
--------------------------------------------------------------------------------------------------------------
Current assets:
   Accounts receivable                               $  3,628          $ 16,975      $ 20,603         $ 27,079
   Inventory                                              -0-            14,484        14,484           26,158
   Other                                                  -0-               395           395              654
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 $  3,628          $ 31,854      $ 35,482         $ 53,891
==============================================================================================================
Noncurrent assets:
   Plant and equipment                               $    -0-          $  1,611      $  1,611         $  2,647
   Capitalized lease rights                               -0-                18            18              299
   Goodwill and other intangibles                         -0-               -0-           -0-           15,698
--------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                              $    -0-          $  1,629      $  1,629         $ 18,644
==============================================================================================================

   * Includes the assets of The Greif Companies and GCO Apparel Corporation comprising the men's apparel segment (see Note 2).
  **  Includes the assets of University Brands and Mitre Sports (see Note 2).

NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET*
--------------------------------------------------------------------------------------------------------------
                                                                                JULY 31,           JANUARY 31,
IN THOUSANDS                                                                        1995                  1995
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                         $     75              $     75
   Buildings and building equipment                                                2,517                 2,797
   Machinery, furniture and fixtures                                              32,135                30,682
   Construction in progress                                                        1,756                   672
   Improvements to leased property                                                37,316                37,776
Capital leases:
   Land                                                                               60                    60
   Buildings                                                                       2,126                 2,195
   Machinery, furniture and fixtures                                               7,650                 7,627
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                      83,635                81,884
Accumulated depreciation and amortization:
   Plant and equipment                                                           (49,214)              (48,131)
   Capital leases                                                                 (6,295)               (5,680)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                         $ 28,126              $ 28,073
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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements



NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------


PROVISION FOR DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEE      FACILITY              OTHER
                                                  RELATED      SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                         $ 25,134      $  9,405           $  1,415    $  4,261     $ 40,215
Charges and adjustments, net                       (8,311)       (9,229)                74      (3,339)     (20,805)
-------------------------------------------------------------------------------------------------------------------
Balance July 31, 1995                              16,823           176              1,489         922       19,410
Current portion                                     2,219           176              1,489         922        4,806
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                        $ 14,604      $    -0-           $    -0-    $    -0-     $ 14,604
===================================================================================================================
RESTRUCTURING RESERVES
-------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEE      FACILITY              OTHER
                                                  RELATED      SHUTDOWN           CONTRACT
IN THOUSANDS                                        COSTS         COSTS        LIABILITIES       OTHER        TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                         $  3,965      $  3,123           $    555    $  3,112     $ 10,755
Charges and adjustments, net                       (1,788)       (1,235)               694      (1,777)      (4,106)
-------------------------------------------------------------------------------------------------------------------
Balance July 31, 1995                               2,177         1,888              1,249       1,335        6,649
Current portion (included in accounts
  payable and accrued liabilities)                  2,177         1,614              1,249       1,332        6,372
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM
  LIABILITIES)                                   $    -0-      $    274           $    -0-    $      3     $    277
===================================================================================================================

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 8
CREDIT FACILITIES
--------------------------------------------------------------------------------

At July 31, 1995, the Company's English subsidiary, Mitre U.K., has a credit facility with a credit limit equal to the lesser of (i) 5,000,000 pounds sterling (approximately $7,985,000 at July 31, 1995) or (ii) the aggregate of 75 percent of the value of current receivables and 50 percent of the value of inventory of Mitre U.K. The facility, which is guaranteed up to 4,300,000 pounds sterling by Genesco Inc., permits borrowings for working capital of up to 2,000,000 pounds sterling, the issuance of letters of credit of up to 3,500,000 pounds sterling and the issuance of guarantee bonds and indemnities of up to 500,000 pounds sterling. The facility expired in December 1994 and has been extended by an oral agreement through July 31, 1995. The facility was cancelled in connection with the sale of Mitre U.K. as of August 14, 1995.

NOTE 9
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 9
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

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

Whitehall Environmental Sampling
The Michigan Department of Natural Resources ("MDNR") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDNR advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDNR and has been advised by MDNR that no EPA referral is presently contemplated. Neither MDNR nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company has submitted a conceptual work plan for approval by MDNR. The plan provides, among other things, for fencing a waste disposal area to reduce the likelihood of human contact with any hazardous substances which may be in the area, installing an erosion barrier along a portion of the shore of White Lake adjoining the facility, and performing additional testing and analysis to determine what additional remediation may be necessary. The Company does not believe that the installation of an erosion barrier and fencing and the additional testing anticipated by the conceptual work plan will have a material effect on its financial condition or results of operations, but is unable to determine whether additional remediation activities, if any, would have a material effect on its financial condition or results of operations.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements


NOTE 9
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

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

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

SIGNIFICANT DEVELOPMENTS

Fiscal 1995 Restructuring
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constitute its entire men's apparel segment. The ongoing businesses, after implementation of the 1995 Restructuring, include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, J. Murphy, Domani, Laredo, Code West, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, J. Murphy, Boot Factory and Factory To You retail footwear stores.

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

In the fourth quarter of Fiscal 1995 the 1995 Restructuring Provision was positively adjusted by $10.5 million, reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The adjustment reflected the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

In the first quarter of Fiscal 1996 the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflected the lowering of anticipated proceeds from the sale of the Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflected primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the pension fund determined and announced to the Company during the quarter.

In the second quarter of Fiscal 1996 the Company took an additional restructuring charge of $2.2 million relating to the 1995 Restructuring. This addition to the 1995 Restructuring Charge reflects the actual proceeds received from the sale on August 14, 1995 of the Mitre Sports soccer business. In addition, the Company made an additional positive adjustment of $1.7 million to the 1995 Restructuring Provision. The adjustment reflects primarily the reversal of reserves in connection with the final settlement of a long-term lease liability, based on the resolution of certain contingencies at the closing of the transaction in the second quarter more favorably than the Company had anticipated and lower than anticipated severance payments.

The transactions provided for in the 1995 Restructuring are substantially complete. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 302 jobs had been eliminated as of July 31, 1995. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The Company's Mitre Sports soccer business was sold effective August 14, 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances, subject to the outcome of certain contingencies, principally a post-closing audit. The outcome of these contingencies may require further adjustments to the 1995 Restructuring Charge and Provision. There can be no assurance that variations in the timing of any further adjustments will not affect the results of operations and cash flows of the Company in the third fiscal quarter or that some variations will not be material. While the Company is unable to predict with certainty the extent, if any, to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $10 million. Any excess cash will be reinvested in the Company's ongoing businesses. Excess cash requirements, if any, from quarter to quarter during the implementation of the 1995 Restructuring are expected to be funded from cash flow from operations and, if necessary, from revolving credit borrowings.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations in the second quarter ended July 31, 1995 decreased 4.0% from the previous year reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring. Net sales from ongoing operations increased 3.8% from the previous year. Total gross margin for the quarter decreased .9% but increased as a percentage of net sales from 37.6% to 38.8%. Selling and administrative expenses decreased 10.0% and decreased as a percentage of net sales from 36.8% to 34.5%. The pretax loss in the second quarter ended July 31, 1995 was $1,179,000, compared to pretax earnings of $2,657,000 for the quarter ended July 31, 1994. The pretax loss for the second quarter ended July 31, 1995 includes the $2.2 million increase in the 1995 Restructuring Charge. Last year's pretax earnings includes the recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement in the second quarter of Fiscal 1995 of certain claims arising out of that transaction. The Company reported net earnings of $514,000 ($0.02 per share) for the second quarter ended July 31, 1995 compared to a net loss of $516,000 ($0.02 per share) in the second quarter ended July 31, 1994. The second quarter ended July 31, 1995 net earnings includes, in addition to the 1995 Restructuring Charge adjustment, the positive adjustment of $1.7 million to the 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                   Three Months
                                                                  Ended July 31,
                                                            -------------------------          %
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . . .    $54,581          $52,999        3.0%
      Operating Income  . . . . . . . . . . . . . . . . .    $ 2,979          $ 2,104       41.6%
      Operating Margin  . . . . . . . . . . . . . . . . .        5.5%             4.0%

Primarily due to an increase in comparable store sales of approximately 5%, net sales from footwear retail operations increased 3% in the quarter ended July 31, 1995 compared to the previous year, despite the operation of 4% fewer stores in the second quarter ended July 31, 1995. As part of a restructuring plan adopted in the fourth quarter of Fiscal 1994 (the "1994 Restructuring"), the Company completed the closing of 7 retail stores in the second quarter of last fiscal year, which resulted in increased discounting. Consequently, the average price per pair in the quarter ended July 31, 1995 increased 8% as compared to the same period last year, while unit sales were down 4%.

Gross margin as a percentage of net sales decreased from 50.7% to 49.0%, primarily from price pressures on branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

expenses decreased 5.3%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring and other store closings (see Note 2 to the Consolidated Financial Statements) and decreased as a percentage of net sales from 47.4% to 43.5%. In addition to the operation of fewer stores, expenses are down due to job eliminations as part of the 1995 Restructuring and lower selling salaries and advertising expenses.

The increase in operating income in the second quarter ended July 31, 1995 compared to the same period last year was due to sales growth and a decrease in operating expenses.

Footwear Wholesale & Manufacturing

                                                                    Three Months
                                                                   Ended July 31,
                                                            -------------------------          %
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .     $ 55,019          $61,167      (10.1)%
      Operating Income before
        Restructuring Charges . . . . . . . . . . . . .     $  2,710          $ 2,742       (1.2)%
      Restructuring Charges . . . . . . . . . . . . . .     $  2,216          $   -0-      100.0%
      Operating Income  . . . . . . . . . . . . . . . .     $    494          $ 2,742      (82.0)%
      Operating Margin  . . . . . . . . . . . . . . . .          0.9%             4.5%

Net sales from footwear wholesale and manufacturing operations were $6.1 million (10.1%) lower in the second quarter ended July 31, 1995 than in the same period last year, reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 4.6%, reflecting primarily increased tanned leather sales and men's branded footwear sales, which more than offset decreased sales of western boots, primarily attributable to lower selling prices.

Gross margin as a percentage of net sales increased from 26.2% to 28.6% primarily from improved overhead absorption due to the closing of a footwear plant in February as part of the 1995 Restructuring.

Operating expenses decreased 12.3% and decreased as a percentage of net sales from 22.3% to 21.7%, primarily because of the lower sales in operations to be divested, the sale of University Brands in January 1995 and job eliminations as part of the 1995 Restructuring.

The increase in operating income from ongoing operations before Restructuring Charge excluding $1,027,000 of divested operating income for the three months ended July 31, 1994 is due primarily to increased sales of tanned leather and improvements in gross margin and expense reductions due to the 1995 Restructuring.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

The net sales and operating income before Restructuring Provision for the three months ended July 31, 1994 of the University Brands and Mitre Sports businesses that are being disposed of in the 1995 Restructuring were $26,542,000 and $1,027,000, respectively. The operating results subsequent to October 31, 1994 have been charged against the Restructuring Provision.

Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business, the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment for the three months ended July 31, 1994, which was prior to the decision to discontinue, were $26.8 million and $2.8 million, respectively.

Corporate and Interest Expenses
Corporate and other expenses in the three months ended July 31, 1995 were $2.1 million, compared to $4.0 million last year, a decrease of approximately 47%. Included in last year's corporate and other expenses is a $700,000 provision for environmental litigation. The decrease in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to lower professional fees and to lower compensation expenses due to layoffs related to the Restructurings and to other staff reductions.

Interest expense decreased $544,000, or 18%, from last year, because of a decrease in borrowings. Borrowings under the Company's Revolving Credit Facility during the three months ended July 31, 1995 averaged $44,000 compared to average borrowings of $34.5 million last year.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses or gains incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses or gains. The elimination of these gains from the Company's results of operations for the three months ended July 31, 1995 is presented as an other expense in the Consolidated Earnings Statement. Such operating gains totalled $1.1 million for the three months ended July 31, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31 FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations for the six months ended July 31, 1995 decreased 5.4% from the previous year reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring. Net sales from ongoing operations increased 1.7% from the previous year. Total gross margin for the six months decreased 3.7% but increased as a percentage

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

of net sales from 37.8% to 38.5%. Selling and administrative expenses decreased 7.6% and decreased as a percentage of net sales from 37.5% to 36.6%. The pretax loss in the six months ended July 31, 1995 was $14.5 million, compared to pretax earnings of $264,000 for the six months ended July 31, 1994. The pretax loss for the six months ended July 31, 1995 includes a $16.3 million increase in the 1995 Restructuring Charge and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. Included in last year's pretax earnings is the recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement in the second quarter of certain claims arising out of that transaction. The Company reported a net loss of $164,000 ($0.01 per share) for the six months ended July 31, 1995 compared to a net loss of $3.2 million ($0.14 per share) in the six months ended July 31, 1994. The six months ended July 31, 1995 net loss includes, in addition to the 1995 Restructuring Charge adjustment, a positive adjustment of $14.4 million to the 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                    Six Months
                                                                  Ended July 31,
                                                            -------------------------          %
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . . .   $102,339         $100,771        1.6%
      Operating Income  . . . . . . . . . . . . . . . . .   $  4,200         $  3,412       23.1%
      Operating Margin  . . . . . . . . . . . . . . . . .        4.1%             3.4%


Primarily due to an increase in comparable store sales of approximately 5%, net sales from footwear retail operations increased 1.6% in the six months ended July 31, 1995 compared to the previous year even though the Company operated 5% fewer stores in the six months ended July 31, 1995. As part of the 1994 Restructuring, the Company completed the closing of 34 retail stores in the first six months of last fiscal year, which resulted in increased discounting. Consequently, the average price per pair increased 10% in the first half this year, while unit sales were down 7% as compared to the same period last year.

Gross margin as a percentage of net sales decreased from 51.1% to 49.5%, primarily from price pressures on branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses decreased 4.7%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring (see Note 2 to the Consolidated Financial Statements) and decreased as a percentage of net sales from 48.5% to 45.6%. In addition to the operation of fewer stores, expenses are down due to job eliminations as part of the 1995 Restructuring and lower selling salaries and advertising expenses.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

The increase in operating income in the six months ended July 31, 1995 compared to the same period last year was due to sales growth and a decrease in operating expenses.

Footwear Wholesale & Manufacturing

                                                                    Six Months
                                                                  Ended July 31,
                                                            -------------------------          %
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .    $ 100,486         $113,616      (11.6)%
      Operating Income before
        Restructuring Charges . . . . . . . . . . . . .    $   6,507         $  4,667       39.4%
      Restructuring Charges . . . . . . . . . . . . . .    $  16,329         $    -0-      100.0%
      Operating Income  . . . . . . . . . . . . . . . .    $  (9,822)        $  4,667
      Operating Margin  . . . . . . . . . . . . . . . .         (9.8)%            4.1%

Net sales from footwear wholesale and manufacturing operations were $13.1 million (11.6%) lower in the six months ended July 31, 1995 than in the same period last year, reflecting lower sales from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 1.6%, reflecting primarily increased tanned leather and men's branded footwear sales, which more than offset decreased sales of western boots, primarily attributable to lower selling prices.

Gross margin as a percentage of net sales increased from 26.0% to 27.3% primarily from improved overhead absorption due to the closing of a footwear plant in February 1995 as part of the 1995 Restructuring.

Operating expenses decreased 7.2% but increased as a percentage of net sales from 22.3% to 23.4%, primarily because of the lower sales in operations to be divested, the sale of University Brands in January 1995 and job eliminations as part of the 1995 Restructuring.

Included in the operating income from ongoing operations before Restructuring Charge for the six months ended July 31, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties.
The increase in operating income before Restructuring Charge and the import duty claim excluding $1.2 million of divested operating income for the six months ended July 31, 1994 is due primarily to increased sales of tanned leather and men's branded products and improvements in gross margin and expense reductions due to the 1995 Restructuring.

The net sales and operating income before Restructuring Provision for the six months ended July 31, 1994 of the University Brands and Mitre Sports businesses that are being disposed of in the 1995 Restructuring were $43.4 million and $1.2 million, respectively. The operating results subsequent to October 31, 1994 have been charged against the Restructuring Provision.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business, the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment for the six months ended July 31, 1994, which was prior to the decision to discontinue, were $57.2 million and $2.9 million, respectively.

Corporate and Interest Expenses
Corporate and other expenses in the first six months ended July 31, 1995 were $4.1 million, compared to $6.8 million last year, a decrease of approximately 40%. Included in last year's corporate and other expenses is a $700,000 provision for environmental litigation. The decrease in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to lower professional fees and to lower compensation expenses due to layoffs related to the Restructurings and to other staff reductions.

Interest expense decreased $1,122,000, or 19%, from last year, because of a decrease in borrowings. Borrowings under the Company's Revolving Credit Facility averaged $22,000 during the six months ended July 31, 1995 compared to $29.1 million last year.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the six months ended July 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $0.9 million for the six months ended July 31, 1995. Also included in other income for the six months ended July 31, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                              July 31,
                                                                                         ------------------
                                                                                           1995       1994
                                                                                         -------     ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5.4      $  5.0
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $100.9      $178.7
Long-term debt (includes current
  maturities) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 75.0      $114.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.5x        3.5x
---------------

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $2.9 million in the first six months of Fiscal 1996 compared to $22.5 million used by operating activities for the same period last year. The $25.4 million improvement in cash flow from operating activities between the first six months of Fiscal 1996 and the first six months of Fiscal 1995 reflects primarily cash inflows from the liquidation of assets included in the 1995 Restructuring and lower seasonal requirements from the disposition of businesses included in the 1995 Restructuring.

A $3.4 million decrease in inventories from January 31, 1995 levels reflected in the Consolidated Statement of Cash Flows was due primarily to liquidation of inventories in connection with the 1995 Restructuring, which more than offset planned seasonal increases, while the $4.9 million decrease in ongoing inventories compared with July 31, 1994 reflects lower inventory levels in the Company's boot business.

As reflected in the Consolidated Statement of Cash Flows, accounts receivable at July 31, 1995 decreased $3.5 million compared to January 31, 1995, primarily from collection of receivables in the operations being divested in the 1995 Restructuring. Ongoing accounts receivable at July 31, 1995 were $1.2 million greater than at July 31, 1994, primarily due to increased sales in men's branded footwear and tanned leather and extended terms to meet competitive pressures.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Statement of Cash Flows at July 31, 1995 and 1994 is as follows:

                                                                          Six Months Ended July 31,
                                                                         --------------------------
   (In Thousands)                                                          1995              1994
                                                                         --------          --------
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . .    $  1,872          $  1,066
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .     (10,354)           (3,449)
                                                                         --------          --------
                                                                         $ (8,482)         $ (2,383)
                                                                         ========          ========


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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

There were only minimal revolving credit borrowings during the six months ended July 31, 1995 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. Revolving credit agreement borrowings increased by $24 million during the six months ended July 31, 1994 to finance seasonal working capital increases, to finance operations and to fund approximately $4.1 million of costs associated with the Company's 1994 Restructuring.

Capital Expenditures
Total capital expenditures in Fiscal 1996 are expected to be approximately $8.0 million of which the Company has spent $3.5 million for the six months ended July 31, 1995. These include expected retail expenditures of $4.1 million to open approximately 22 new retail stores and to complete 31 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.9 million.

Future Capital Needs
The Company expects that cash provided by operations and by the sale of assets employed in operations to be divested pursuant to the 1995 Restructuring will be sufficient to fund all of its capital expenditures through Fiscal 1996. The approximately $11.2 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next 12 months are expected to be fully offset by cash inflows from sales of assets employed in operations to be divested pursuant to the 1995 Restructuring.

The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended as of October 31, 1994, and that the commitments under that agreement will be adequate to meet the Company's credit needs for Fiscal 1996. However, the financial covenants contained in the revolving credit agreement are restrictive and the Company is considering various alternatives in meeting its credit needs, including the negotiation of a new revolving credit facility to replace the existing one.

There were $12.8 million of letters of credit outstanding under the revolving credit agreement at July 31, 1995.

The restricted payments covenant contained in the Company's revolving credit agreement and restricted payment covenant in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company is unable to predict when dividends may be reinstated.

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At July 31, 1995 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:


                                                                                 ARREARAGE
                                                                -------------------------------------------
                                  DATE DIVIDENDS                 BEGINNING             THIS          END OF
CLASS OF STOCK                    PAID TO                       OF QUARTER          QUARTER         QUARTER
-----------------------------------------------------------------------------------------------------------
$2.30 Series 1                    October 31, 1993                $128,511         $ 21,409        $149,920
$4.75 Series 3                    October 31, 1993                 139,878           23,313         163,191
$4.75 Series 4                    October 31, 1993                 116,935           19,490         136,425
$1.50 Subordinated Cumulative
   Preferred                      October 31, 1993                  67,464           11,256          78,720
-----------------------------------------------------------------------------------------------------------
TOTALS                                                            $452,788         $ 75,468        $528,256
===========================================================================================================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 28, 1995, shares representing a total of 24,546,902 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

 (1) elected seven directors nominated by the board of directors by the following votes:

                                                                                               Votes
                                                               Votes "For"                   "Withheld"
                                                               -----------                   ----------
           David M. Chamberlain                                 20,045,573                     729,539
           W. Lipscomb Davis, Jr.                               20,042,128                     732,984
           John Diebold                                         20,019,527                     755,585
           Harry D. Garber                                      19,942,241                     832,871
           Joel C. Gordon                                       20,055,632                     719,480
           William A. Williamson, Jr.                           20,058,404                     716,708
           William S. Wire II                                   19,861,651                     913,461


 (2) ratified the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending January 31, 1996 by a vote of 20,145,784 for, 397,729 against, with 231,599 abstentions: and

 (3) ratified employee stock purchase plan by a vote of 19,389,073 for, 1,062,590 against, with 323,449 abstentions: and

 (4) defeated a shareholder proposal requesting the board to take steps to provide for cumulative voting in the election of directors by a vote of 4,337,983 for, 8,225,729 against, with 544,623 abstentions and 7,666,777 not voted: and

 (5) defeated a shareholder proposal regarding the repealing of the Company's Shareholder Rights Plan by a vote of 4,484,037 for, 8,089,880 against, with 534,418 abstentions and 7,666,777 not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   (10)    z. Asset Purchase Agreement dated as of August 11, 1995 between the
              Company and Pentland Sports Group, LTD.

          aa. Share Purchase Agreement dated as of August 14, 1995 between the Company and Pentland Industries Limited.

   (11)   Computation of earnings per common and common share equivalent.

   (27)   Financial Data Schedule (for SEC use only)

--------------------

REPORTS ON FORM 8-K
None

SIGNATURE
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
September 14, 1995