Form 10-Q
period 1995-10-31
GENESCO INC
filed 1995-12-15
CIK 18498

                                                                        GENESCO
                                                                         [LOGO]
-------------------------------------------------------------------------------
(Mark One)                  FORM 10-Q
/x/      Quarterly Report Pursuant To
           Section 13 or 15(d) of the
      Securities Exchange Act of 1934
                    For Quarter Ended
                     October 31, 1995

/ /     Transition Report Pursuant To
           Section 13 or 15(d) of the
  Securities and Exchange Act of 1934

  Securities and Exchanges Commission
               Washington, D.C. 20549
           Commission File No. 1-3083

                                     -----------------------------------------
                                     GENESCO INC.
                                     A Tennessee Corporation
                                     I.R.S. No. 62-0211340
                                     Genesco Park
                                     1415 Murfreesboro Road
                                     Nashville, Tennessee 37217-2895
                                     Telephone 615/367-7000
                                     ------------------------------------------

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
                                     Yes X   No
                                     ----   ----














-------------------------------------------------------
Common Shares Outstanding December 8, 1995 - 24,351,572

INDEX
--------------------------------------------------------------------------
                                                                      PAGE
--------------------------------------------------------------------------
Part 1 - Financial Information                                          3
--------------------------------------------------------------------------
Consolidated Balance Sheet - October 31, 1995, January 31, 1995 and
  October 31, 1994                                                      3
--------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Nine Months Ended
  October 31, 1995 and 1994                                             4
--------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Nine Months Ended
  October 31, 1995 and 1994                                             5
--------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1995 and Nine Months Ended October 31, 1995               6
--------------------------------------------------------------------------
Notes to Consolidated Financial Statements                              7
--------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                18
--------------------------------------------------------------------------
Part II - Other Information                                            30
--------------------------------------------------------------------------
Signature                                                              31
--------------------------------------------------------------------------

                               PART I - FINANCIAL INFORMATION

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Balance Sheet
                               In Thousands




-------------------------------------------------------------------------------
                                            OCTOBER 31, JANUARY 31, OCTOBER 31,
                                                   1995        1995        1994
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments               $  22,575   $  10,235   $   5,619
Accounts receivable                              41,091      32,080      41,797
Inventories                                      91,974      82,905      98,721
Other current assets                              4,140       4,277       4,848
Current assets of operations to be divested       3,236      53,891      72,911
-------------------------------------------------------------------------------
Total current assets                            163,016     183,388     223,896
-------------------------------------------------------------------------------
Plant, equipment and capital leases, net         28,190      28,073      28,502
Other noncurrent assets                          13,412      13,773      16,037
Noncurrent assets of operations to be
  divested                                          -0-      18,644      19,298
-------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 204,618   $ 243,878   $ 287,733
===============================================================================
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES
Current payments on capital leases            $   1,338   $   2,343   $   2,413
Accounts payable and accrued liabilities         53,052      61,124      74,354
Provision for discontinued operations             3,190      19,190      24,898
-------------------------------------------------------------------------------
Total current liabilities                        57,580      82,657     101,665
-------------------------------------------------------------------------------
Long-term debt                                   75,000      75,000     110,000
Capital leases                                    1,749      10,057      10,750
Other long-term liabilities                      22,588      25,746      35,740
Provision for discontinued operations            14,194      21,025      22,700
Contingent liabilities                                -           -           -
SHAREHOLDERS' EQUITY
 Non-redeemable preferred stock                   7,945       7,943       7,942
 Common shareholders' equity:
    Par value of issued shares                   24,838      24,832      24,832
    Additional paid-in capital                  121,709     121,670     121,664
    Accumulated deficit                        (100,515)   (104,582)   (119,739)
    Minimum pension liability adjustment         (2,613)     (2,613)     (9,964)
    Treasury shares, at cost                    (17,857)    (17,857)    (17,857)
-------------------------------------------------------------------------------
Total shareholders' equity                       33,507      29,393       6,878
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 204,618   $ 243,878   $ 287,733
===============================================================================


The accompanying Notes are an integral part of these Financial Statements.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Earnings
                               In Thousands



---------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        OCTOBER 31,         OCTOBER 31,
                                                 ------------------  ------------------
                                                     1995      1994      1995      1994
---------------------------------------------------------------------------------------
Net sales                                        $111,994  $123,199  $314,819  $337,586
Cost of sales                                      66,702    76,842   191,491   210,166
Selling and administrative expenses                39,391    43,524   113,580   123,836
Restructuring and other charges                      (192)   22,114    16,137    22,114
---------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                         6,093   (19,281)   (6,389)  (18,530)
---------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                  2,656     3,241     7,586     9,153
  Interest income                                    (155)      (34)     (308)      (47)
  Gain on divestiture                                 -0-       -0-       -0-    (4,900)
  Other expense (income)                             (646)      262    (3,404)     (250)
---------------------------------------------------------------------------------------
Total other (income) expenses, net                  1,855     3,469     3,874     3,956
---------------------------------------------------------------------------------------
Earnings (loss) before income taxes
  and discontinued operations                       4,238   (22,750)  (10,263)  (22,486)
Income taxes                                            7       223        22       736
---------------------------------------------------------------------------------------
Earnings (loss) before discontinued
  operations                                        4,231   (22,973)  (10,285)  (23,222)
Discontinued operations:
  Operating loss                                      -0-    (1,600)      -0-    (4,540)
  Excess provision (provision) for future losses      -0-   (68,587)   14,352   (68,587)
---------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                              $  4,231 $ (93,160) $  4,067  $(96,349)
=======================================================================================

Earnings (loss) per common share:
  Before discontinued operations                 $    .17 $    (.95) $   (.43) $   (.96)
  Discontinued operations                        $    .00 $   (2.88) $    .59  $  (3.01)
  Net earnings (loss)                            $    .17 $   (3.83) $    .16  $  (3.97)
=======================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Cash Flows
                               In Thousands


-----------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            OCTOBER 31,         OCTOBER 31,
                                                        ------------------- -------------------
                                                             1995      1994      1995      1994
-----------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                       $ 4,231  $(93,160) $  4,067  $(96,349)
Noncash charges to earnings:
 Depreciation and amortization                              1,868     2,500     5,455     7,447
 Impairment of long-lived assets                              978       -0-       978       -0-
 Restructuring charge                                      (1,170)   22,114    15,159    22,114
 Provision for loss on discontinued operations (excess)       -0-    68,587   (14,352)   68,587
 Gain on divestiture                                          -0-       -0-       -0-    (4,900)
 Provision for losses on accounts receivable                  515         7     1,238     1,262
 Provision for deferred income taxes                          -0-     1,404       -0-     1,404
 Other                                                        117      (198)      378       400
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
  working capital and other changes                         6,539     1,254    12,923       (35)
Effect on cash of changes in working
  capital and other assets and liabilities:
     Accounts receivable                                      300    (2,844)    3,834   (22,889)
     Inventories                                           (4,130)    2,447      (764)    4,054
     Other current assets                                     (62)      819       342      (570)
     Accounts payable and accrued liabilities               2,080     6,220    (6,402)    3,837
     Other assets and liabilities                          (1,013)    1,432    (3,340)    2,473
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                   3,714     9,328     6,593   (13,130)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Capital expenditures                                      (2,655)   (1,347)   (6,183)   (4,542)
 Proceeds from businesses divested and asset sales         17,207       275    18,697     2,045
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        14,552    (1,072)   12,514    (2,497)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net borrowings (repayments) under
  revolving credit agreement                                  -0-    (4,000)      -0-    20,000
 Net change in short-term borrowings                         (510)   (3,095)    2,523       (69)
 Payments on capital leases                                  (593)     (578)   (9,313)   (2,089)
 Other                                                         24        21        23      (221)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (1,079)   (7,652)   (6,767)   17,621
-----------------------------------------------------------------------------------------------
NET CASH FLOW                                              17,187       604    12,340     1,994
Cash and short-term investments at
  beginning of period                                       5,388     5,015    10,235     3,625
-----------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD          $22,575  $  5,619  $ 22,575  $  5,619
===============================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                 $4,266  $  4,995  $  8,786  $ 10,338
  Income taxes                                                  6        36      (761)      (98)
===============================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Shareholders' Equity
                               In Thousands




------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL                                              FOREIGN    MINIMUM      TOTAL
                                     NON-REDEEMABLE         ADDITIONAL                          CURRENCY    PENSION     SHARE-
                                          PREFERRED  COMMON    PAID-IN ACCUMULATED  TREASURY TRANSLATION  LIABILITY   HOLDERS'
                                              STOCK   STOCK    CAPITAL     DEFICIT     STOCK ADJUSTMENTS ADJUSTMENT     EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                     $8,064 $24,793   $121,634  $ (23,241) $(17,857)    $(4,706)    $(9,964)   $98,723
------------------------------------------------------------------------------------------------------------------------------
Exercise of options                             -0-       2          4        -0-       -0-         -0-         -0-          6
Translation adjustments:
  Year-to-date adjustments                      -0-     -0-        -0-        -0-       -0-       2,136         -0-      2,136
  Realized in FY 1995 restructuring             -0-     -0-        -0-        -0-       -0-       2,570         -0-      2,570
Net loss                                        -0-     -0-        -0-    (81,192)      -0-         -0-         -0-    (81,192)
Minimum pension liability adjustment            -0-     -0-        -0-        -0-       -0-         -0-       7,351      7,351
Other                                          (121)     37         32       (149)      -0-         -0-         -0-       (201)
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                     $7,943 $24,832   $121,670  $(104,582) $(17,857)    $   -0-     $(2,613)   $29,393
------------------------------------------------------------------------------------------------------------------------------
Exercise of options                             -0-       2          4        -0-       -0-         -0-         -0-          6
Net earnings                                    -0-     -0-        -0-      4,067       -0-         -0-         -0-      4,067
Other                                             2       4         35        -0-       -0-         -0-         -0-         41
------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1995                     $7,945 $24,838   $121,709  $(100,515) $(17,857)    $   -0-     $(2,613)   $33,507
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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at October 31, 1995, are short-term investments of $20,000,000. There were no short-term investments at January 31, 1995 or October 31, 1994. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of Fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for the three months and nine months ended October 31, 1995.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Lira. At January 31, 1995 and October 31, 1995, the Company had approximately $9.7 million and $2.4 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately seven and one half months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

POSTRETIREMENT BENEFITS
Substantially all full-time employees are covered by a pension plan. For its defined benefit plan, the Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

In accordance with SFAS 106, postretirement benefits such as life insurance and health care are accrued over the period the employee provides services to the Company.

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

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS

FISCAL 1995 RESTRUCTURING
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.


The 1995 Restructuring provided for the following:
1995 Restructuring Charge
  -   Liquidation of the University Brands children's shoe business,
  -   Sale of the Mitre Sports soccer business, and
  -   Facility consolidation costs and permanent work force reductions.
1995 Restructuring Provision
  -   Liquidation of The Greif Companies men's tailored clothing business, and
  - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.


In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and facility consolidation costs and permanent work force reductions and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constituted the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

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

In the second quarter of Fiscal 1996 the Company took an additional restructuring charge of $2.2 million relating to the 1995 Restructuring. This addition to the 1995 Restructuring Charge reflected the actual proceeds received from the sale on August 14, 1995 of the Mitre Sports soccer business. In addition, the Company made an additional positive adjustment of $1.7 million to the 1995 Restructuring Provision. The adjustment reflected primarily the reversal of reserves in connection with the final settlement of a long-term lease liability referred to above, based on the resolution of certain contingencies at the closing of the transaction in the second quarter more favorably than the Company had anticipated and on lower than anticipated severance payments.

In the third quarter of Fiscal 1996 the Company made a positive adjustment of $1.2 million to the Restructuring Charge in connection with the sale of the Mitre soccer business. The Mitre adjustment was the result of more favorable than expected post-closing purchase price adjustments. In addition, the Company took a charge of $978,000 from the adoption of a new accounting standard relating to impaired assets. See Note 1 to the Consolidated Financial Statements. These two adjustments are shown as "Restructuring and other charges" on the income statement for the three months and nine months ended October 31, 1995 for a net gain of $192,000.

The transactions provided for in the 1995 Restructuring were substantially complete as of October 31, 1995. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 450 jobs had been eliminated as of October 31, 1995. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The Company's Mitre Sports soccer business was sold effective August 14, 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances. While the Company is unable to predict with certainty the extent to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $15 million. Any excess cash will be reinvested in the Company's ongoing businesses.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:

-------------------------------------------------------------------------------
                                                  NINE MONTHS ENDED OCTOBER 31,
IN THOUSANDS                                                              1994
-------------------------------------------------------------------------------
Net sales                                                               $81,777
Cost of sales and expenses                                               86,317
-------------------------------------------------------------------------------
Pretax loss                                                              (4,540)
Income tax expense (benefit)                                                -0-
-------------------------------------------------------------------------------
Net Loss                                                                $(4,540)
===============================================================================


Discontinued operations' sales subsequent to the decision to discontinue were $20.0 million for the nine months ended October 31, 1995.

Operating results of stores identified for closure and businesses to be divested pursuant to the 1995 Restructuring and the 1994 Restructuring referred to below are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the nine months ended October 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.4 million for the nine months ended October 31, 1995.

FISCAL 1994 RESTRUCTURING
Because of developments in the fourth quarter of Fiscal 1994, the Company changed operating strategies and made a decision to restructure certain of its operations and reassessed the recoverability of certain assets (the "1994 Restructuring"). As a result, the Company recorded a charge of $29.4 million, of which $17.1 million related to the men's apparel segment. This charge reflected estimated costs of closing certain manufacturing facilities, effecting permanent work force reductions and closing 58 retail stores. The provision included $15.8 million in asset write-downs and $13.6 million of future consolidation costs. The restructuring involved the elimination of approximately 1,200 jobs (20% of the Company's total work force in Fiscal
1994). Included in the $15.8 million of asset write-downs was $7.7 million relating to goodwill, of which $6.9 million related to the acquisition of certain assets of Lamar Manufacturing Company by the Company's GCO Apparel subsidiary and $800,000 related to the Company's acquisition of certain assets of Toddler U Inc.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements



NOTE 3
ACCOUNTS RECEIVABLE*
-------------------------------------------------------------------------------
                                                        OCTOBER 31, JANUARY 31,
IN THOUSANDS                                                   1995        1995
-------------------------------------------------------------------------------
Trade accounts receivable                                   $41,628     $32,401
Miscellaneous receivables                                     2,957       2,258
-------------------------------------------------------------------------------
Total receivables                                            44,585      34,659
Allowance for bad debts                                      (1,637)     (1,127)
Other allowances                                             (1,857)     (1,452)
-------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                     $41,091     $32,080
===============================================================================

*    Excludes accounts receivable of divested operations (see Note 5).



NOTE 4
INVENTORIES*
-------------------------------------------------------------------------------
                                                        OCTOBER 31, JANUARY 31,
IN THOUSANDS                                                   1995        1995
-------------------------------------------------------------------------------
Raw materials                                               $ 8,227     $ 8,856
Work in process                                               3,837       2,877
Finished goods                                               21,242      21,992
Retail merchandise                                           58,668      49,180
-------------------------------------------------------------------------------
TOTAL INVENTORIES                                           $91,974     $82,905
===============================================================================

*    Excludes inventories of divested operations (see Note 5).

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements


NOTE 5
ASSETS OF OPERATIONS TO BE DIVESTED
--------------------------------------------------------------------------------
                                                                     JANUARY 31,
                                            OCTOBER 31, 1995               1995
                                       --------------------------    -----------
                                       DISCONTINUED*      OTHER**
IN THOUSANDS                             OPERATIONS  OPERATIONS      TOTALS
--------------------------------------------------------------------------------
Current assets:
  Accounts receivable                          $865      $2,371  $3,236  $27,079
  Inventory                                     -0-         -0-     -0-   26,158
  Other                                         -0-         -0-     -0-      654
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           $865      $2,371  $3,236  $53,891
================================================================================
Noncurrent assets:
  Plant and equipment                          $-0-      $  -0-  $  -0-  $ 2,647
  Capitalized lease rights                      -0-         -0-     -0-      299
  Goodwill and other intangibles                -0-         -0-     -0-   15,698
--------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                        $-0-      $  -0-  $  -0-  $18,644
================================================================================

 * Includes the assets of The Greif Companies and GCO Apparel Corporation comprising the men's apparel segment (see Note 2).
** Includes the assets of University Brands and Mitre Sports (see Note 2).




NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET*
--------------------------------------------------------------------
                                             OCTOBER 31, JANUARY 31,
IN THOUSANDS                                        1995        1995
--------------------------------------------------------------------
Plant and equipment:
  Land                                         $      75    $     75
  Buildings and building equipment                 2,517       2,797
  Machinery, furniture and fixtures               32,657      30,682
  Construction in progress                         1,529         672
  Improvements to leased property                 38,059      37,776
Capital leases:
  Land                                                60          60
  Buildings                                        2,126       2,195
  Machinery, furniture and fixtures                7,521       7,627
--------------------------------------------------------------------
Plant, equipment and capital leases, at cost      84,544      81,884
Accumulated depreciation and amortization:
  Plant and equipment                            (49,784)    (48,131)
  Capital leases                                  (6,570)     (5,680)
--------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES         $ 28,190    $ 28,073
====================================================================

*  Excludes plant, equipment and capital leases of divested operations (see
   Note 5).

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements


NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS
-----------------------------------------------------------------------------------------------
                                                 EMPLOYEE FACILITY       OTHER
                                                  RELATED SHUTDOWN    CONTRACT
IN THOUSANDS                                        COSTS    COSTS LIABILITIES   OTHER    TOTAL
-----------------------------------------------------------------------------------------------
Balance January 31, 1995                          $25,134  $ 9,405      $1,415 $ 4,261 $ 40,215
Charges and adjustments, net                       (8,997)  (9,394)       (752) (3,688) (22,831)
-----------------------------------------------------------------------------------------------
Balance October 31, 1995                           16,137       11         663     573   17,384
Current portion                                     1,943       11         663     573    3,190
-----------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
 DISCONTINUED OPERATIONS                          $14,194  $   -0-      $  -0- $   -0- $ 14,194
===============================================================================================

RESTRUCTURING RESERVES
-----------------------------------------------------------------------------------------------
                                                 EMPLOYEE FACILITY       OTHER
                                                  RELATED SHUTDOWN    CONTRACT
IN THOUSANDS                                        COSTS    COSTS LIABILITIES   OTHER    TOTAL
-----------------------------------------------------------------------------------------------
Balance January 31, 1995                          $ 3,965  $ 3,123      $  555 $ 3,112 $ 10,755
Charges and adjustments, net                       (2,600)  (1,521)        (70) (2,299)  (6,490)

-----------------------------------------------------------------------------------------------
Balance October 31, 1995                            1,365    1,602         485     813    4,265
Current portion (included in accounts
  payable and accrued liabilities)                  1,365    1,361         485     812    4,023
-----------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM
  LIABILITIES)                                    $   -0-  $   241      $  -0- $     1 $    242
===============================================================================================


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

Preferred Shareholder Action
On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York (the "U.S. District Court Action"). The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgement filed on behalf of the plaintiffs. The Company and the individual defendants intend to defend the U.S. District Court Action vigorously. The Company is unable to predict if the U.S. District Court Action will have a material adverse effect on the Company's results of operations or financial condition.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS, CONTINUED

Texas Interference Action
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license. The Company has filed an answer denying all the material allegations of the plaintiff's complaint and has removed the action to the U.S. District Court for the Northern District of Texas. The Company is unable to predict whether the outcome of the litigation will have a material effect on its financial condition or results of operations.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



SIGNIFICANT DEVELOPMENTS

Fiscal 1995 Restructuring
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment. The ongoing businesses, after implementation of the 1995 Restructuring, include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, J. Murphy, Domani, Laredo, Code West, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, J. Murphy, Boot Factory and Factory To You retail footwear stores.

The 1995 Restructuring provided for the following:
1995 Restructuring Charge
 -    Liquidation of the University Brands children's shoe business,
 -    Sale of the Mitre Sports soccer business, and
 -    Facility consolidation costs and permanent work force reductions.


1995 Restructuring Provision
 -    Liquidation of The Greif Companies men's tailored clothing business, and
 - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.


In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and facility consolidation costs and permanent work force reductions and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constituted the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations. No tax benefit is currently available with respect to either the 1995 Restructuring Charge or the 1995 Restructuring Provision.

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

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



In the first quarter of Fiscal 1996 the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflected the lowering of anticipated proceeds from the sale of the Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflected primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the union pension fund determined and announced to the Company during the quarter.

In the second quarter of Fiscal 1996 the Company took an additional restructuring charge of $2.2 million relating to the 1995 Restructuring. This addition to the 1995 Restructuring Charge reflected the actual proceeds received from the sale on August 14, 1995 of the Mitre Sports soccer business. In addition, the Company made an additional positive adjustment of $1.7 million to the 1995 Restructuring Provision. The adjustment reflected primarily the reversal of reserves in connection with the final settlement of the long-term lease liability referred to above, based on the resolution of certain contingencies at the closing of the transaction in the second quarter more favorably than the Company had anticipated and on lower than anticipated severance payments.

In the third quarter of Fiscal 1996 the Company made a positive adjustment of $1.2 million to the Restructuring Charge in connection with the sale of the Mitre soccer business. The Mitre adjustment was the result of more favorable than expected post-closing purchase price adjustments. In addition, the Company took a charge of $978,000 from the adoption of a new accounting standard relating to impaired assets. See Note 1 to the Consolidated Financial Statements. These two adjustments are shown as "Restructuring and other charges" on the income statement for the three months and nine months ended October 31, 1995 for a net gain of $192,000.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



The transactions provided for in the 1995 Restructuring were substantially complete as of October 31, 1995. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 450 jobs had been eliminated as of October 31, 1995. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold effective June 9, 1995. The Company's Mitre Sports soccer business was sold effective August 14, 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances. While the Company is unable to predict with certainty the extent to which the aggregate cash proceeds from the 1995 Restructuring will exceed the cash requirements thereof, it currently anticipates that cash proceeds will exceed requirements by approximately $15 million. Any excess cash will be reinvested in the Company's ongoing businesses.

Adoption of New Accounting Standard

The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of Fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for the three months and nine months ended October 31, 1995.

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations in the third quarter ended October 31, 1995 decreased 9.1% from the previous year reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring.
Net sales from ongoing operations increased 6.4% from the previous year. Total gross margin for the quarter decreased 2.3% but increased as a percentage of net sales from 37.6% to 40.4%. Selling and administrative expenses decreased 9.5% and decreased as a percentage of net sales from 35.3% to 35.2%. Pretax earnings in the third quarter ended October 31, 1995 was $4,238,000, compared to a pretax loss of $22,750,000

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



for the quarter ended October 31, 1994. Pretax earnings for the third quarter ended October 31, 1995 includes a positive adjustment of $1.2 million to the 1995 Restructuring Charge and a $978,000 charge for impaired assets due to the implementation of SFAS No. 121. Last year's pretax loss includes the $22.1 million Restructuring Charge. The Company reported net earnings of $4,231,000 ($0.17 per share) for the third quarter ended October 31, 1995 compared to a net loss of $93,160,000 ($3.83 per share) in the third quarter ended October 31, 1994. The third quarter ended October 31, 1994 net earnings includes a $68.6 million Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."


Footwear Retail
                                               Three Months
                                             Ended October 31,      %
                                            -------------------
                                                 1995      1994   Change
                                            --------- --------- --------
                                              (In Thousands)

          Net Sales......................... $61,553  $59,704     3.1%
          Operating Income before
            Restructuring and Other Charges. $ 5,038  $ 5,384    (6.4)%
          Restructuring and Other Charges... $  (978) $  (236) (314.4)%
          Operating Income.................. $ 4,060  $ 5,148   (21.1)%
          Operating Margin..................     6.6%     8.6%



Primarily due to an increase in comparable store sales of approximately 4%, net sales from footwear retail operations increased 3.1% in the quarter ended October 31, 1995 compared to the previous year, despite the operation of 5% fewer stores in the third quarter ended October 31, 1995. The average price per pair in the quarter ended October 31, 1995 increased 8% as compared to the same period last year, while unit sales were down 10%, because of heavy discounting during the third quarter last year in connection with the closing of five retail stores as part of a restructuring plan adopted in the fourth quarter of Fiscal 1994 (the "1994 Restructuring").

Gross margin as a percentage of net sales decreased from 51.5% to 50.0%, primarily from price pressures on branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses increased about 1%, primarily due to increased advertising and rent expense but decreased as a percentage of net sales from 42.8% to 41.8%.

The decrease in operating income excluding restructuring and other charges in the third quarter ended October 31, 1995 compared to the same period last year was due primarily to lower earnings in the Company's boot outlets.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



During the third quarter ended October 31, 1995 the Company implemented SFAS No. 121 resulting in a $978,000 charge to retail earnings. See "Significant Developments - Adoption of New Accounting Standard."


Footwear Wholesale & Manufacturing
                                               Three Months
                                              Ended October 31,     %
                                              ------------------
                                                  1995      1994  Change
                                              -------- ---------  ------
                                               (In Thousands)

            Net Sales........................  $50,441  $ 63,495  (20.6)%
            Operating Income before
             Restructuring and Other Charges.  $ 4,367  $  2,367   84.5%
            Restructuring and Other Charges..  $ 1,170  $(20,578)     -
            Operating Income (Loss)..........  $ 5,537  $(18,211)     -
            Operating Margin.................     11.0%    (28.7)%


Net sales from footwear wholesale and manufacturing operations were $13.1 million (20.6%) lower in the third quarter ended October 31, 1995 than in the same period last year, reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 9.9%, reflecting primarily increased men's branded footwear sales, which more than offset decreased sales of western boots, primarily attributable to lower unit sales.

Gross margin as a percentage of net sales increased from 24.6% to 28.8% primarily from improved overhead absorption due to the closing of a footwear plant in February as part of the 1995 Restructuring.

Operating expenses decreased 19.0% but increased as a percentage of net sales from 21.0% to 21.4%, primarily because of increased bad debt and advertising expenses.

For the three months ended October 31, 1994, the University Brands and Mitre Sports businesses that were disposed of in the 1995 Restructuring had net sales of $18,980,000 and an operating loss before Restructuring Provision of $1,340,000. The operating results subsequent to October 31, 1994 have been charged against the Restructuring Provision.

The increase in operating income before restructuring and other charges, excluding the $1,340,000 divested operations' operating loss for the three months ended October 31, 1994, is due primarily to increased sales of men's branded footwear and improvements in gross margin.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business, the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment for the three months ended October 31, 1994, which was prior to the decision to discontinue, were $24.6 million and $1.6 million, respectively.


Corporate and Interest Expenses
Corporate and other expenses in the three months ended October 31, 1995 were $2.9 million, compared to $6.5 million last year, a decrease of approximately 56%. Included in last year's corporate and other expenses are provisions of $659,000 for environmental litigation and $2.3 million of severance costs, including $1.3 million of which related to the 1995 Restructuring. The decrease in corporate expenses, excluding the above provisions, is attributable primarily to lower professional fees and other expense reductions related to the Restructurings.

Interest expense decreased $585,000, or 18%, from last year, because of a decrease in borrowings while interest income increased $121,000 from last year due to increased short-term investments. Borrowings under the Company's revolving credit facility during the three months ended October 31, 1995 averaged $681,000 compared to average borrowings of $36.9 million last year.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses or gains incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses or gains. The elimination of these losses from the Company's results of operations for the three months ended October 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totaled $0.5 million for the three months ended October 31, 1995.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31 FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations for the nine months ended October 31, 1995 decreased 6.7% from the previous year reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring.
Net sales from ongoing operations increased 3.5% from the previous year. Total gross margin for the nine months decreased 3.2% but increased as a percentage of net sales from 37.7% to 39.2%. Selling and administrative expenses decreased 8.3% and decreased as a percentage of net sales from 36.7% to 36.1%. The pretax loss in the nine months ended October 31, 1995 was $10.3 million, compared to a pretax loss of $22.5 million for the nine months ended October 31, 1994. The pretax loss for the nine months ended October 31, 1995 includes a $15.2 million increase in the 1995 Restructuring Charge, a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. Included in last year's pretax loss is the $22.1 million 1995 Restructuring Charge and the recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement in the second quarter of certain claims arising out of that transaction. The Company reported net earnings of $4,067,000 ($0.16 per share) for the nine months ended October 31, 1995 compared to a net loss of $96.3 million ($3.97 per share) in the nine months ended October 31, 1994. The nine months ended October 31, 1995 net earnings includes, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $14.4 million to the 1995 Restructuring Provision. The nine months ended October 31, 1994 net loss includes, in addition to the 1995 Restructuring Charge, a $68.6 million 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."


Footwear Retail
                                        Nine Months
                                      Ended October 31,
                                     ------------------      %
                                       1995      1994     Change
                                     -------   --------   ------
                                       (In Thousands)

   Net Sales........................ $163,892  $160,475     2.1%
   Operating Income before
    Restructuring and Other Charges. $  9,238  $  8,796     5.0%
   Restructuring and Other Charges.. $   (978) $   (236) (314.4)%
   Operating Income................. $  8,260  $  8,560    (3.5)%
   Operating Margin.................      5.0%      5.3%


                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Primarily due to an increase in comparable store sales of approximately 4%, net sales from footwear retail operations increased 2.1% in the nine months ended October 31, 1995 compared to the same period the previous year even though the Company operated 5% fewer stores in the nine months ended October 31, 1995.
The average price per pair increased 9% in the nine months this year, while unit sales were down 8% as compared to the same period last year, because of heavy discounting during the period last year in connection with the closing of 39 retail stores as part of the 1994 Restructuring.

Gross margin as a percentage of net sales decreased from 51.2% to 49.7%, primarily from price pressures on branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses decreased 2.8%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring (see Note 2 to the Consolidated Financial Statements) and decreased as a percentage of net sales from 46.4% to 44.2%. In addition to the operation of fewer stores, expenses are down due to job eliminations as part of the 1995 Restructuring and lower selling salaries.

The increase in operating income excluding restructuring and other charges in the nine months ended October 31, 1995 compared to the same period last year was due primarily to the sales growth and the decrease in operating expenses.


Footwear Wholesale & Manufacturing
                                                 Nine Months
                                              Ended October 31,     %
                                             -------------------
                                                  1995      1994  Change
                                             --------- ---------  ------
                                               (In Thousands)

        Net Sales..........................  $150,927  $177,111  (14.8)%
        Operating Income before
         Restructuring and Other Charges...  $ 10,874  $  7,034   54.6%
        Restructuring and Other Charges....  $(15,159) $(20,578)  26.3%
        Operating Loss.....................  $ (4,285) $(13,544)  68.4%
        Operating Margin...................      (2.8)%    (7.6)%


Net sales from footwear wholesale and manufacturing operations were $26.2 million (14.8%) lower in the nine months ended October 31, 1995 than in the same period last year, reflecting lower sales from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 4.8%, reflecting primarily increased men's branded footwear and tanned leather sales, which more than offset decreased sales of western boots, primarily attributable to lower selling prices.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Gross margin as a percentage of net sales increased from 25.5% to 27.8% primarily from improved overhead absorption due to the closing of a footwear plant in February 1995 as part of the 1995 Restructuring.

Operating expenses decreased 11.3%, primarily from the divestiture of University Brands in January 1995 and Mitre Sports in August 1995, but increased as a percentage of net sales from 21.8% to 22.7%, primarily because of the lower sales in operations to be divested and increased bad debt and royalty expenses.

For the nine months ended October 31, 1994, the University Brands and Mitre Sports businesses that were disposed of in the 1995 Restructuring had net sales of $62.3 million and an operating loss before Restructuring Provision of $0.2 million. The operating results subsequent to October 31, 1994 have been charged against the Restructuring Provision.

Included in the operating income from ongoing operations before restructuring and other charges for the nine months ended October 31, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. The increase in operating income before restructuring and other charges and the import duty claim, excluding $0.2 million of divested operations' operating loss for the nine months ended October 31, 1994, is due primarily to increased sales of men's branded products and tanned leather and improvements in gross margin and expense reductions due to the 1995 Restructuring.

Discontinued Operations
On November 3, 1994, in response to worsening trends in the Company's men's apparel business, the Company's board of directors approved a plan to exit the men's apparel business. See "Significant Developments-Fiscal 1995 Restructuring" and Note 2 to the Consolidated Financial Statements for information regarding the discontinuation of this business segment. Net sales and operating loss of the men's apparel segment for the nine months ended October 31, 1994, which was prior to the decision to discontinue, were $81.8 million and $4.5 million, respectively.

Corporate and Interest Expenses
Corporate and other expenses in the first nine months ended October 31, 1995 were $7.0 million, compared to $13.3 million last year, a decrease of approximately 48%. Included in last year's corporate and other expenses are provisions of $1.4 million for environmental litigation and $2.3 million of severance costs, including $1.3 million of which relates to the 1995 Restructuring. The decrease in corporate expenses, excluding the above provisions, is attributable primarily to lower professional fees and other expense reductions related to the Restructurings.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Interest expense decreased $1,567,000, or 17%, from last year, because of a decrease in borrowings while interest income increased $261,000 because of increased short-term investments. Borrowings under the Company's revolving credit facility averaged $245,000 during the nine months ended October 31, 1995 compared to $31.7 million last year.

Other Income
Operating results of stores identified for closure and businesses to be divested pursuant to the 1994 and 1995 Restructurings are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the nine months ended October 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.4 million for the nine months ended October 31, 1995. Also included in other income for the nine months ended October 31, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

LIQUIDITY AND CAPITAL RESOURCES


 The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                     October 31,
                                                   ---------------
                                                   1994       1995
                                                  -----     ------
Cash and short-term investments...............   $ 22.6     $  5.6
Working capital...............................   $105.4     $122.2
Long-term debt (includes current maturities)..   $ 75.0     $110.0
Current ratio ................................      2.8x       2.2x



Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $6.6 million in the first nine months of Fiscal 1996 compared to $13.1 million used by operating activities for the same period last year. The $19.7 million improvement in cash flow from operating activities between the first nine months of Fiscal 1996 and the first nine months of Fiscal 1995 reflects primarily cash inflows from the liquidation of assets included in the 1995 Restructuring and lower seasonal requirements from the disposition of businesses included in the 1995 Restructuring.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



A $0.8 million increase in inventories from January 31, 1995 levels reflected in the Consolidated Statement of Cash Flows was due primarily to planned seasonal increases which more than offset liquidation of inventories in connection with the 1995 Restructuring, while the $6.7 million decrease in ongoing inventories compared with October 31, 1994 reflects lower inventory levels in the Company's boot and men's branded businesses.

As reflected in the Consolidated Statement of Cash Flows, accounts receivable at October 31, 1995 decreased $3.8 million compared to January 31, 1995, primarily from collection of receivables in the operations being divested in the 1995 Restructuring. Ongoing accounts receivable at October 31, 1995 were $0.7 million less than at October 31, 1994, primarily due to increased provisions for bad debts and customer deductions.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Statement of Cash Flows at October 31, 1995 and 1994 is as follows:


                                          Nine Months Ended October 31,
                                          -----------------------------
                                              1995            1994
                                             ------          ------
  (In Thousands)
  Accounts payable........................  $  1,558        $  9,803
  Accrued liabilities.....................    (7,960)         (5,966)
                                            --------        --------
                                            $ (6,402)       $  3,837
                                            ========        ========

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities was due primarily to payment of severance costs and liabilities related to the Restructurings.

There were only minimal revolving credit borrowings during the nine months ended October 31, 1995, as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. Revolving credit agreement borrowings increased by $20 million during the nine months ended October 31, 1994 to finance seasonal working capital increases, to finance operations and to fund approximately $4.6 million of costs associated with the Company's 1994 Restructuring.

Capital Expenditures
Total capital expenditures in Fiscal 1996 are expected to be approximately $8.5 million, of which the Company has spent $6.2 million for the nine months ended October 31, 1995. These include expected retail expenditures of $4.7 million to open approximately 20 new retail stores and to complete 22 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.8 million.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Future Capital Needs
The Company expects that cash provided by operations will be sufficient to fund all of its capital expenditures through the remainder of Fiscal 1996. The approximately $7.2 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next 12 months are expected to be partially offset by cash inflows from collection of the remaining accounts receivable in operations divested pursuant to the 1995 Restructuring and with the remaining costs funded from cash generated from operations or borrowings under the Company's revolving credit agreement.

The Company believes it will be able to comply with the financial covenants contained in its revolving credit agreement, as amended as of October 31, 1994, and that the commitments under that agreement would be adequate to meet the Company's credit needs until its scheduled expiration in August 1996. However, the Company expects to enter into a new revolving credit facility to replace the existing one prior to its scheduled expiration.

There were $6.2 million of letters of credit outstanding under the revolving credit agreement at October 31, 1995.

The restricted payments covenant contained in the Company's revolving credit agreement and restricted payment covenant in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company currently has dividend arrearages in the amount of $603,723 and is unable to predict when dividends may be reinstated.

                      PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company has received and responded to a request for information dated October 23, 1995, from the New York State Department of Conservation regarding the site of a knitting mill operated by the Company or a former subsidiary from 1965 to 1969. The request recited the statutory basis but no specific factual basis for an inquiry regarding the site and the Company retains little information with respect to its former operations at the site. Consequently, the Company is unable to predict whether any further investigation of the site will occur or whether any such investigation would have any material effect on its financial condition or results of operations.

For additional information concerning legal proceedings, see Note 8 to the Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At October 31, 1995 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                              ARREARAGE
                                              ---------------------------
                             DATE DIVIDENDS   BEGINNING     THIS   END OF
CLASS OF STOCK               PAID TO          OF QUARTER QUARTER  QUARTER
-------------------------------------------------------------------------
$2.30 Series 1               October 31, 1993   $149,920 $21,409 $171,329
$4.75 Series 3               October 31, 1993    163,191  23,313  186,504
$4.75 Series 4               October 31, 1993    136,425  19,489  155,914
$1.50 Subordinated Cumulative
  Preferred                  October 31, 1993     78,720  11,256   89,976
-------------------------------------------------------------------------
TOTALS                                          $528,256 $75,467 $603,723
=========================================================================


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

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
December 15, 1995