Form 10-K
period 1996-01-31
GENESCO INC
filed 1996-04-30
CIK 18498

                                                                      GENESCO
                                                                       [LOGO]

- ------------------------------------------------------------------------------------------------------------------------------------
     (Mark One)                                         FORM 10-K
        [X]                             Annual Report Pursuant To
                                       Section 13 or 15(d) of the

                                  Securities Exchange Act of 1934
                                                   [Fee Required]
                                        For the Fiscal Year Ended
                                                 January 31, 1996

        [ ]                         Transition Report Pursuant To
                                       Section 13 or 15(d) of the
                                  Securities Exchange Act of 1934
                                                [No Fee Required]

                               Securities and Exchange Commission
                                           Washington, D.C. 20549
                                       Commission File No. 1-3083
                                                                  ------------------------------------------------------------------
                                                                  GENESCO INC.
                                                                  A Tennessee Corporation
                                                                  I.R.S. No. 62-0211340
                                                                  Genesco Park
                                                                  1415 Murfreesboro Road
                                                                  Nashville, Tennessee 37217-2895
                                                                  Telephone 615/367-7000
                                                                  ------------------------------------------------------------------
                                                                  SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                                                                                             EXCHANGES ON WHICH
                                                                  TITLE                                       REGISTERED
                                                                  Common Stock, $1.00 par value              New York and Chicago
                                                                  Preferred Share Purchase Rights            New York and Chicago
                                                                  10 3/8% Senior Notes due 2003              New York
                                                                  -----------------------------------------------------------------
                                                                  SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                                                  Subordinated Serial Preferred Stock, Series 1
                                                                  Employees' Subordinated Convertible Preferred Stock
                                                                  -----------------------------------------------------------------
                                                                  Indicate by check mark if disclosure of delinquent filers
                                                                  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                                                  Form 10-K. [ ]
                                                                  -----------------------------------------------------------------
                                                                  DOCUMENTS INCORPORATED BY REFERENCE
                                                                  Portions of the proxy statement for the June 26, 1996
                                                                    annual meeting of shareholders are incorporated into
                                                                    Part III by reference.
                                                                  -----------------------------------------------------------------
                                                                  Indicate by check mark whether the registrant (1)
                                                                  has filed all reports required to be filed by Section 13
                                                                  or 15(d) of the Securities Exchange Act of 1934
                                                                  during the preceding 12 months and (2) has been
                                                                  subject to such filing requirements for the past 90
                                                                  days. Yes   X   No
                                                                           ------   ------
- -----------------------------------------------------------------
    Common Shares Outstanding April 19, 1996 - 24,423,172
    Aggregate market value on April 19, 1996 of the voting
    stock held by nonaffiliates of the registrant was
    approximately $135,000,000.

                               TABLE OF CONTENTS


                                                                                                        Page
                                                          PART I

Item 1.      Business                                                                                      3

Item 2.      Properties                                                                                    8

Item 3.      Legal Proceedings                                                                             8

Item 4.      Submission of Matters to a Vote of Security Holders                                          10


                                                         PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                        13

Item 6.      Selected Financial Data                                                                      14

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                  15

Item 8.      Financial Statements and Supplementary Data                                                  26

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                                   62


                                                         PART III

Item 10.     Directors and Executive Officers of the Registrant                                           62

Item 11.     Executive Compensation                                                                       62

Item 12.     Security Ownership of Certain Beneficial Owners and Management                               62

Item 13.     Certain Relationships and Related Transactions                                               64


                                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports                                          65
               on Form 8-K

                                  PART I


ITEM 1, BUSINESS
GENERAL
Genesco Inc. ("Genesco" or the "Company") manufactures, markets and distributes branded men's and women's shoes and boots. The Company's owned and licensed footwear brands sold through both wholesale and retail channels of distribution include Johnston & Murphy, Dockers and Nautica shoes and Laredo, Code West and Larry Mahan boots.

Products of Genesco's ongoing operations are sold at wholesale to more than 5,000 retailers, including a number of leading department, discount and specialty stores, and at retail through the Company's own network of 463 retail shoe stores and leased shoe departments. Genesco products are supplied from the Company's own manufacturing facilities as well as a variety of overseas and domestic sources.

Genesco's ongoing operations operate in one business segment, footwear. References to Fiscal 1992, 1993, 1994, 1995 or 1996 are to the Company's fiscal year ended on January 31 of each such year. For further information on the Company's business segment, see Note 19 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Prior to its discontinuation pursuant to the 1995 Restructuring (defined below), the Company's business included operations in a men's apparel segment. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

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

The 1995 Restructuring provided for the following:
1995 Restructuring Charge
     _ Liquidation of the University Brands children's shoe business, _ Sale of the Mitre Sports soccer business, and _ Facility consolidation costs and permanent work force reductions.
1995 Restructuring Provision
     _ Liquidation of The Greif Companies men's tailored clothing business, and _ Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

The transactions provided for in the 1995 Restructuring were substantially complete as of January 31, 1996 and the Company does not expect any material future adjustments arising from the completion of the 1995 Restructuring. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995.

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

Johnston & Murphy. High-quality men's shoes have been sold under the Johnston & Murphy name for more than 100 years. The Company believes Johnston & Murphy traditionally-styled dress shoes and contemporary dress casual shoes enjoy a reputation for quality craftsmanship, durability and comfort. Representative suggested retail prices for Johnston & Murphy shoes are $135 to $235. Because the Company believes that the market for casual and contemporary styles will grow more rapidly than the market for traditional dress styles, in Fiscal 1994 the Company introduced a new J. Murphy line of casual and dress casual men's shoes aimed at a younger consumer. Representative suggested retail prices for
J. Murphy shoes are $90 to $135. The Company further expanded its high-quality product offerings in Fiscal 1994 by introducing a new line of contemporary, European-styled men's dress shoes under the Domani label. Representative suggested retail prices for Domani shoes are $175 to $225.

Laredo, Code West and Larry Mahan. Since 1976 the Company has manufactured traditional western-style boots for men, women and children. Laredo boots are targeted to people who wear boots for both work and recreation and are sold primarily through independent retail outlets, predominantly western boot shops. Representative suggested retail prices for Laredo boots are $65 to $150. In 1988 the Company created the Code West brand to enter the fashion segment of the boot market. Code West styles are western-influenced fashion and contemporary boots for men and women and are offered with distinctive detailing and non-traditional colors. Code West boots, sold primarily through department stores, boutiques and western boot shops, have representative suggested retail prices of $110 to $150. In 1997 the Company will introduce a new boot under the Larry Mahan label. This line features western-styling handcrafted 3/4 welt construction and is targeted towards the premium boot category. Larry Mahan Boots will be sold internationally as well as through better western retailers across the United States. Representative suggested retail prices for Larry Mahan boots will be $150 to $350.

Dockers. In 1991 Levi Strauss & Co. granted the Company the exclusive license to market footwear under the Dockers brand name in the United States. Dockers shoes are marketed through many of the same stores that carry Dockers slacks and sportswear. In the fall of 1994 the Company redesigned the Dockers line and lowered price points to broaden the appeal of this line of men's casual shoes. Representative suggested retail prices for Dockers footwear are $59 to $79.

Nautica. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992 the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers and designed to complement Nautica sportswear. The Company will introduce a boys' line of Nautica footwear in the Fall of Fiscal 1997. Representative suggested retail prices of Nautica footwear are $39 to $150.

Retail

At January 31, 1996 the Company operated 463 stores and leased departments throughout the United States and Puerto Rico selling footwear for men, women or both. The following table sets forth certain information concerning the Company's footwear retailing operations:

                                                                    RETAIL STORES                  LEASED DEPARTMENTS
                                                             --------------------------         -----------------------
                                                             JAN. 31,          JAN. 31,         JAN. 31,        JAN 31,
                                                                 1995              1996             1995           1996
                                                             --------          --------         --------        -------
Johnston & Murphy . . . . . . . . . . . . . . . . . . .           109               108               7               7
Jarman  . . . . . . . . . . . . . . . . . . . . . . . .           138               135              83              82
Journeys  . . . . . . . . . . . . . . . . . . . . . . .            89                92               -               -
Hardy . . . . . . . . . . . . . . . . . . . . . . . .               2                 1               -               -
Boot Factory  . . . . . . . . . . . . . . . . . . . . .            33                29               -               -
Factory To You  . . . . . . . . . . . . . . . . . . . .            10                 9               -               -
Suits & Shoes . . . . . . . . . . . . . . . . . . . .               6                 -               -               -
University Brands . . . . . . . . . . . . . . . . . .               -                 -              21(1)            -
                                                                  ---               ---             ---              --
       Total  . . . . . . . . . . . . . . . . . . . . .           387               374             111              89
                                                                  ===               ===             ===              ==

- ---------------------
(1) The University Brands leased departments discontinued operations in February 1995 as part of the 1995 Restructuring.

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                   FISCAL    FISCAL     FISCAL     FISCAL   FISCAL
                                                     1992      1993       1994       1995     1996
                                                   ------    ------     ------     ------   ------
Retail Stores and Leased Departments
   Beginning of year                                  613       575        540        518      498
     Opened during year                                26        24         26         52       21
     Closed during year                               (64)      (59)       (48)       (72)     (56)
                                                      ---       ---        ---        ---      ---
   End of year                                        575       540        518        498      463
                                                      ===       ===        ===        ===      ===

During Fiscal 1996 Genesco opened 21 stores and closed 34 stores and 22 leased departments, 21 of which related to the Company's University Brands division. The Company is planning to open 48 stores and to close 15 stores and leased departments in Fiscal 1997. Actual store closings and store openings will depend upon store operating results, the availability of suitable locations, lease negotiations and other factors.

Johnston & Murphy. Johnston & Murphy's retail outlets sell a broad range of men's dress and casual footwear and accessories to affluent business and professional consumers. Johnston &

Murphy stores carry predominantly Johnston & Murphy brand shoes. Of the 108 Johnston & Murphy stores at January 31, 1996, 18 were factory outlet stores.

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

Boot Factory; Factory to You. The Company's 29 Boot Factory outlet stores, located primarily in the southeastern United States, sell primarily the Company's Laredo and Code West lines of boots. Factory To You stores, located primarily in the southeastern United States, sell mainly factory damaged, overrun and close-out footwear products.

Manufacturing and Sourcing

The Company sources its footwear product from its own domestic manufacturing facilities and from a variety of overseas and domestic sources. The Company imports shoes, component parts and raw materials from the Far East, Latin America and Europe. Genesco manufactures footwear in four facilities in the southeastern United States. During Fiscal 1996, approximately 58% of the footwear products manufactured by the Company were men's, 36% were women's and 6% were children's. Approximately 82% of the Company-manufactured footwear products were sold at wholesale, and 18% at retail through stores and leased departments operated by the Company. The estimated productive capacity of the U.S. footwear plants was approximately 82% utilized in Fiscal 1996. The Company believes that its ability to manufacture footwear in its own plants can provide better quality assurance with respect to certain products and, in some cases, reduce inventory risks and long lead times associated with imported footwear. The Company balances these considerations against the cost advantage of importing footwear products.

The Company also conducts leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. Approximately 6% of tanned leather products sold in Fiscal 1996 were for internal use, and the balance was sold to military boot manufacturers and other unaffiliated customers.

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

LICENSES
The Company owns its Johnston & Murphy, Laredo and Code West footwear brands. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements which expire January 31, 2002 and June 30, 2001, respectively, with a renewal option for Nautica that expires in 2007. The Larry Mahan boots, which will be introduced in Fiscal 1997, are sold under a license agreement whose initial term expires January 31, 2000 with renewal options that extend through 2025. Licensed products are generally designed by the Company and submitted to the licensor for approval.

The Company's renewal options under its license agreements for footwear brands are generally conditioned upon the Company's meeting certain minimum sales requirements. Management expects to be able to further renew the Nautica license agreement.

Sales of licensed products of ongoing operations were approximately $37 million in Fiscal 1996 and approximately $31 million in the previous year.

The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 1996.

RAW MATERIALS
Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 1996 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG
On March 31, 1996, the Company's ongoing footwear wholesale operations (including leather tanning operations), which accounted for 40% of continuing operations' sales in Fiscal 1996, had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $33.1 million, compared to approximately $30.0 million on March 31, 1995. Most orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. The backlog is somewhat seasonal, reaching a peak in the spring. Footwear companies maintain in-stock programs for selected anticipated high volume styles.

EMPLOYEES
Genesco had approximately 3,750 employees at January 31, 1996 including approximately 870 part-time employees. Retail shoe stores employ a substantial number of part-time employees during peak selling seasons. Approximately 90 employees of the Company's tanning operations are covered by a collective bargaining agreement, which will expire May 31, 1998. Of the Company's 3,750 employees, approximately 3,650 were employed in footwear and 100 in corporate staff departments. See "Significant Developments - Fiscal 1995 Restructuring" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the Company's elimination of all the tailored clothing jobs and the job eliminations in footwear operations to be divested or consolidated and in staff positions to be eliminated.


PROPERTIES
The Company operates six footwear manufacturing and five warehousing facilities, substantially all of which are leased, aggregating 1,600,000 square feet. The eleven facilities are located in three states in the United States.

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

Leases on the Company's plants, offices and warehouses expire from 1996 to 2018, not including renewal options. The Company believes that all leases (other than long-term leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases. See Note 11 to the Consolidated Financial Statements included in Item 8 for information about commitments under capital and operating leases.

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

The Company has filed answers to the complaints in both the Johnstown and Gloversville cases denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of liability the Company may incur with respect to either of the Johnstown or Gloversville actions.

In November 1995 the Company responded to a request for information dated October 23, 1995 from the New York State Department of Environmental Conservation (the "Department") regarding the site of a knitting mill operated by the Company or a former subsidiary from 1965 to 1969. The Company has received notice from the Department that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of the facility. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility and is unable to predict whether its liability in this connection, if any, will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved, a work plan. The plan provides, among other things, for fencing a waste disposal area to reduce the likelihood of human contact with any hazardous substances which may be in the area, installing an erosion barrier along a portion of the shore of White Lake adjoining the facility, and performing testing and analysis to determine what additional remediation may be necessary. The Company does not believe that the installation of an erosion barrier and fencing and the testing anticipated by the conceptual work plan will have a material effect on its financial condition or results of operations, but is unable to determine whether additional remediation activities, if any, would have a material effect on its financial condition or results of operations.

Michigan Wastewater Permit Litigation
The Company, through its Volunteer Leather division and several other industrial users of the Muskegon County Wastewater System are plaintiffs in an action against Muskegon County challenging the ordinance under which wastewater permits have been issued. The action and a companion case challenging the provisions of the Company's wastewater permit are pending in the Circuit Court of Muskegon County, Michigan. The Court has temporarily enjoined the County from taking any action against the plaintiffs for violations of the ordinance or the permit, pending the outcome of the litigation. In the event that the litigation is resolved against the Company, its Whitehall, Michigan tanning facility would be required to incur certain costs to bring itself into compliance with the permit and ordinance. Management is currently unable to predict whether such an outcome will occur and, if it does, the magnitude of the costs or their materiality to the Company's financial condition or results of operations.

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

Texas Interference Action
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license. The Company filed an answer denying all the material allegations of the plaintiff's complaint. The Company is unable to predict whether the outcome of the litigation will have a material effect on its financial condition or results of operations.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1996.

EXECUTIVE OFFICERS OF GENESCO
The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualify. The name, age and office of each of the Company's executive officers and certain information relating to the business experience of each are set forth below:

DAVID M. CHAMBERLAIN, 52, Chairman, President and Chief Executive Officer of Genesco. Mr. Chamberlain was elected president and chief executive officer in October 1994 and chairman as of February 1, 1995. Mr. Chamberlain joined Shaklee Corporation, a manufacturer and marketer of consumer products, in 1983 as president and chief operating officer, was elected a director in 1983 and served as chief executive officer from 1985 until 1993. He was chairman of Shaklee Corporation from 1989 until May 1994, when he became a partner in Consumer Focus Partners, a California venture capital firm. Prior to 1983 he was senior vice president and group executive of Nabisco Brands Ltd., Canada. He has been a director of Genesco since 1989.

T. NEALE ATTENBOROUGH, 36, Executive Vice President - Operations. Mr. Attenborough joined the Company in 1994 as president of Laredo Boot company, a position he retains until a new president is named. During the Company's restructuring program, Mr. Attenborough oversaw the management of Genesco's now divested Mitre Sports International business. He was named executive vice-president - operations in January 1996 and will oversee the Company's Johnston & Murphy, Dockers Footwear, Laredo Boot Company and manufacturing operations. Before joining the Company, Mr. Attenborough was a vice president of the recreational products division at Boston Whaler Inc.

BEN T. HARRIS, 52, Executive Vice President - Operations. Mr. Harris joined the Company in 1961 and in 1987 was named director of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company. In 1995, he was named president of Retail Footwear, which includes the Jarman Shoe Company, Journeys, Boot Factory and Factory to You.
He was named executive vice president - operations in January 1996. In addition to the Company's retail operations, Mr. Harris will also oversee the Nautica Footwear Division.

JAMES S. GULMI, 50, Senior Vice President - Finance, Treasurer and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995.
He was appointed senior vice president - finance in January 1996.

JAMES W. BOSCAMP, 46, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

FOWLER H. LOW, 64, Senior Vice President. Mr. Low has 40 years of experience in the footwear industry, including 33 years with Genesco. He rejoined Genesco in 1984 after serving as vice president of sales and marketing for G. H. Bass, a division of Chesebrough-Pond's Inc. He was appointed president of the footwear manufacturing and wholesale group in 1988 and was appointed chairman of Johnston & Murphy in February 1991. He was appointed senior vice president in January 1996.

STEVEN E. LITTLE, 54, Vice President - Administration. Mr. Little has served in various human resources and operations management roles during his 31 year tenure with Genesco. Mr. Little was named vice president - human resources in 1994 and assumed his present responsibilities in December 1994.

ROGER G. SISSON, 32, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

PAUL D. WILLIAMS, 41, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

                                    PART II

ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
The Company's common stock is listed on the New York Stock Exchange (Symbol:
GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended January 31                                        High                          Low
- ----------------------------                                        ----                          ----
1994 1st Quarter                                                    11 1/2                        8 3/4
     2nd Quarter                                                    11 1/2                        6 7/8
     3rd Quarter                                                     9 1/4                        5 3/4
     4th Quarter                                                     6 7/8                        4


Fiscal Year ended January 31
- ----------------------------

1995 1st Quarter                                                     4 7/8                        3 5/8
     2nd Quarter                                                     4 1/8                        2 3/4
     3rd Quarter                                                     3 3/8                        2 1/8
     4th Quarter                                                     2 3/8                        1 5/8


Fiscal Year ended January 31
- ----------------------------

1996 1st Quarter                                                     4                            2
     2nd Quarter                                                     4 1/2                        3
     3rd Quarter                                                     4 7/8                        3 3/4
     4th Quarter                                                     4 1/4                        2 7/8

There were approximately 12,000 common shareholders of record on January 31
1996.

See Notes 10 and 12 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6. SELECTED FINANCIAL DATA
Financial Summary

In Thousands except Per Common Share Data,                                               Years Ended January 31
                                                      ---------------------------------------------------------
Financial Statistics and Other Data                    1996         1995          1994       1993        1992
- ---------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                             $434,575    $462,901     $467,891   $430,127     $352,475
Depreciation and amortization                            7,354       9,254       10,723      9,719        9,109
Operating income (loss)*                                16,627       4,820       (2,968)    27,415       13,047
Pretax earnings (loss)                                  (4,256)    (17,757)     (29,788)     7,638       (3,154)
Earnings (loss) before discontinued operations,
  extraordinary loss and cumulative effect of
  change in accounting principle                        (4,281)    (18,514)     (27,888)     2,640       (4,479)
Discontinued operations                                 14,352     (62,678)     (23,891)     7,053        4,940
Loss on early retirement of debt (net of tax)              -0-         -0-          240        583          -0-
Cumulative effect of change in accounting
  for postretirement benefits                              -0-         -0-        2,273        -0-          -0-
- ---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   $ 10,071    $(81,192)    $(54,292)  $  9,110     $    461
===============================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations,
  extraordinary loss and postretirement benefits
  Primary                                             $   (.19)   $   (.77)    $  (1.17)  $    .10     $   (.21)
  Fully diluted                                           (.18)       (.77)       (1.17)       .10         (.21)
Discontinued operations
  Primary                                                  .59       (2.58)        (.99)       .30          .22
  Fully diluted                                            .57       (2.58)        (.99)       .30          .22
Extraordinary loss
  Primary                                                  .00         .00         (.01)      (.02)         .00
  Fully diluted                                            .00         .00         (.01)      (.02)         .00
Postretirement benefits
  Primary                                                  .00         .00         (.09)       .00          .00
  Fully diluted                                            .00         .00         (.09)       .00          .00
Net earnings (loss)
  Primary                                                  .40       (3.35)       (2.26)       .38          .01
  Fully diluted                                            .39       (3.35)       (2.26)       .38          .01
===============================================================================================================
BALANCE SHEET DATA
Total assets                                          $197,806    $243,878     $309,386   $317,868     $237,244
Long-term debt                                          75,000      75,000       90,000     54,000       14,885
Capital leases                                           2,697      12,400       15,253     14,901       12,099
Non-redeemable preferred stock                           7,958       7,943        8,064      8,305        8,330
Common shareholders' equity                             25,947      21,450       90,659    146,746      140,834
Additions to plant, equipment and capital leases         8,564       5,750        8,356     10,132        9,341
===============================================================================================================
FINANCIAL STATISTICS
Operating income (loss) as a percent of net sales          3.8%        1.0%        (0.6%)      6.4%         3.7%
Book value per share                                  $   1.04    $    .87     $   3.73   $   6.33     $   6.16
Working capital                                       $108,135    $100,731     $160,094   $168,875     $132,871
Current ratio                                              3.2         2.2          3.3        3.5          3.8
Percent long-term debt to total capital                   69.6%       74.8%        51.6%      30.8%        15.3%
===============================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                   463         498          518        540          575
Number of employees                                      3,750       5,400        6,950      6,550        6,150
===============================================================================================================

*Represents operating income of the footwear business segment.

Reflected in the earnings for Fiscal 1996 were restructuring and other charges of $15.1 million. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

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

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing and acceptance of products being introduced to the market, international trade developments affecting Chinese and other foreign sourcing of products, as discussed in greater detail below, the outcome of various litigation and environmental contingencies, including those discussed in Item 3, Legal Proceedings and in
Note 18 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses. They also include possible continued weakening of the western boot market, which has experienced a somewhat prolonged down cycle. Many western boot retailers are thinly capitalized. Continued weakness in demand for western boots could result in the failure of those retailers and, consequently, the erosion of the Company's customer base. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies during Fiscal 1997.

SIGNIFICANT DEVELOPMENTS

Fiscal 1995 Restructuring
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment. The ongoing businesses, after implementation of the 1995 Restructuring, include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, Laredo, Code West, Larry Mahan, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, Boot Factory and Factory To You retail footwear stores.

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

In connection with the 1995 Restructuring, the Company recorded a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and facility consolidation costs and permanent work force reductions and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constituted the entire men's apparel segment of the Company's business, and is therefore treated for financial reporting purposes as a provision for discontinued operations.

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

In the first quarter of Fiscal 1996 the Company recorded an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflected the lowering of anticipated proceeds from the sale of the Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflected primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the union pension fund determined and announced to the Company during the quarter.

Throughout the remainder of Fiscal 1996, the Company recognized additional reductions to the 1995 Restructuring Charge and Provision of $1.7 million as actual events differed from the original estimates.

The transactions provided for in the 1995 Restructuring were substantially complete as of January 31, 1996 and the Company does not expect any material future adjustments arising from the completion of the 1995 Restructuring. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 457 jobs had been eliminated as of January 31, 1996. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances.

In the third quarter of Fiscal 1996, the Company recorded a charge of $978,000 from the adoption of a new accounting standard relating to impaired assets which is included in the "Restructuring and other charges" line on the Consolidated Earnings Statement. See Note 1 to the Consolidated Financial Statements.

Revolving Credit Agreement
On January 5, 1996, the Company entered into a revolving credit agreement with two banks providing for loans or letters of credit of up to $35 million. The agreement expires January 5, 1999. This agreement replaced a $50 million revolving credit agreement providing for loans or letters of credit. See "Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements.

International Trade Developments
Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1997 the Company expects to import approximately 18% of purchases from China. In addition to the products the Company imports, many of the Company's suppliers import a significant amount of their products from China. The United States has threatened trade sanctions of up to $2 billion if China does not do more to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status is also under review by the United States. Failure of the United States government to continue to grant most-favored-nation's treatment to China would raise duties and significantly increase the cost of footwear and other products imported from China into the United States. It could also materially affect the Company's ability to source those products from other countries, because the Company would have to compete with other footwear companies, some of whom buy substantially greater quantities and have substantially greater resources, for productive capacity in other low-labor cost countries. While the Company's divisions are developing contingency plans in case of negative developments in Chinese sourcing, there can be no assurance that such developments would not have a material adverse effect on the Company's business.

RESULTS OF OPERATIONS -  FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales from continuing operations (including both ongoing operations and the operations divested as part of the 1995 Restructuring) for the fiscal year ended January 31, 1996 decreased 6.1% from the previous year, reflecting lower sales from the divested operations. Net sales from ongoing operations increased 4.4% from the previous year. Total gross margin for the year decreased 0.1% but increased as a percentage of net sales from 37.4% to 39.8%. Selling and administrative expenses decreased 7.0% and decreased as a percentage of net sales from 35.9% to 35.6%. The pretax loss for Fiscal 1996 was $4,256,000, compared to a pretax loss of $17,757,000 for Fiscal 1995. The pretax loss for Fiscal 1996 includes a $14.1 million net increase in the 1995 Restructuring Charge, and a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 (see "Changes in Accounting Principles" and Note 1 to the Consolidated Financial Statements) and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties.
Fiscal 1995 pretax loss includes the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement of certain claims arising out of that transaction. The Company reported net earnings of $10,071,000 ($0.40 per share) for Fiscal 1996 compared to a net loss of $81,192,000 ($3.35 per share) for Fiscal 1995. Fiscal 1996 net earnings includes, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $14.4 million to the 1995 Restructuring Provision. Fiscal 1995 net loss includes, in addition to the 1995 Restructuring Charge, $58.1 million for the adjusted 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                   Fiscal Year
                                                                 Ended January 31,             %
                                                              -----------------------
                                                              1996             1995          Change
                                                            --------         --------        ------
                                                                 (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .     $243,303         $234,448             3.8%
      Operating Income before
       Restructuring and Other Charges  . . . . . . . .     $ 18,859         $ 17,161             9.9%
      Restructuring and Other Charges . . . . . . . . .     $   (978)        $   (236)         (314.4)%
      Operating Income  . . . . . . . . . . . . . . . .     $ 17,881         $ 16,925             5.6%
      Operating Margin  . . . . . . . . . . . . . . . .          7.3%             7.2%

Primarily due to an increase in comparable store sales of approximately 6%, net sales from footwear retail operations increased 3.8% for Fiscal 1996 compared to Fiscal 1995, despite the operation of 6% fewer stores in Fiscal 1996. The average price per pair for Fiscal 1996 increased 8% as compared to Fiscal 1995, while unit sales were down 4%, because of heavy discounting during Fiscal 1995 in connection with the closing of 39 retail stores as part of a restructuring plan adopted in the fourth quarter of Fiscal 1994 (the "1994 Restructuring").

Gross margin as a percentage of net sales decreased from 50.5% to 49.2%, primarily from price pressures on branded products and changes in product mix to more branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses decreased approximately 1%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring (see Note 2 to the Consolidated Financial Statements) and decreased as a percentage of net sales from 43.7% to 41.5%. In addition to the operation of fewer stores, expenses were down due to job eliminations as part of the 1995 Restructuring and lower selling salaries.

During the third quarter in Fiscal 1996, the Company implemented SFAS No. 121 resulting in a $978,000 charge to retail earnings. See "Changes in Accounting Principles."

Footwear Wholesale & Manufacturing

                                                                  Fiscal Year
                                                                Ended January 31,              %
                                                             ------------------------
                                                              1996             1995          Change
                                                             -------         --------        ------
                                                                 (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .   $  191,272      $   228,453           (16.3)%
      Operating Income before
       Restructuring and Other Charges  . . . . . . . .   $   12,892      $     8,473            52.2%
      Restructuring and Other Charges . . . . . . . . .   $  (14,146)     $   (20,578)           31.3%
      Operating Loss  . . . . . . . . . . . . . . . . .   $   (1,254)     $   (12,105)           89.6%
      Operating Margin  . . . . . . . . . . . . . . . .         (0.7)%           (5.3)%

Net sales from footwear wholesale and manufacturing operations were $37.2 million (16.3%) lower in Fiscal 1996 than in Fiscal 1995, reflecting primarily lower sales from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 4.5%, reflecting primarily increased men's branded footwear and tanned leather sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower selling prices.

Gross margin as a percentage of net sales increased from 23.9% to 27.8%, primarily from improved manufacturing utilization including efficiencies resulting from the closing of a footwear plant in February 1995 as part of the 1995 Restructuring.

Operating expenses decreased 14.6%, primarily from the divestiture of University Brands in January 1995 and Mitre Sports in August 1995, but increased as a percentage of net sales from 22.2% to 22.7%, primarily because of the lower sales in operations to be divested and increased bad debt and royalty expenses.

For Fiscal 1995, the University Brands and Mitre Sports businesses that were disposed of in the 1995 Restructuring had net sales of $74.8 million and operating loss before Restructuring Provision of $0.2 million. The operating loss is for the nine months ended October 31, 1994 since the operating results subsequent to October 31, 1994 were charged against the Restructuring Provision.

Included in the operating income from ongoing operations before restructuring and other charges for Fiscal 1996 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. The increase in operating income before restructuring and other charges and the import duty claim, excluding $0.2 million of divested operations' operating loss for Fiscal 1995, is due primarily to increased sales of men's branded products and tanned leather and to improvements in gross margin and expense reductions due to the 1995 Restructuring.

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

Corporate and Interest Expenses
Corporate and other expenses in Fiscal 1996 were $11.2 million, compared to $15.5 million in Fiscal 1995, a decrease of approximately 28%. Included in corporate and other expenses in Fiscal 1996 are provisions of $1.0 million for environmental litigation. Included in Fiscal 1995's corporate and other expenses are provisions of $1.4 million for environmental litigation and $2.3 million of severance costs, $1.3 million of which related to the 1995 Restructuring. The decrease in corporate expenses, excluding the above provisions, is attributable primarily to lower professional fees.

Interest expense decreased $1.6 million, or 14%, from last year because of a decrease in borrowings, while interest income increased $682,000 from last year due to increased short-term investments. Borrowings under the Company's revolving credit facility during Fiscal 1996 averaged $181,000 compared to average borrowings of $28.4 million last year.

Other Income
Operating results of footwear businesses to be divested pursuant to the 1995 Restructuring are included in the Company's net sales, cost of sales and selling and administrative expenses. The net operating losses or gains incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses or gains. The elimination of these losses from the Company's results of operations for Fiscal 1996 is presented as other income in the Consolidated Earnings Statement. Such operating losses totaled $1.3 million in Fiscal 1996. Such operating losses totaled $5.5 million for Fiscal 1995 which included operating results of stores identified for closure pursuant to the 1994 Restructuring. Also included in other income for Fiscal

1996 is a $1.8 million gain from the favorable resolution of a claim relating to import duties and the $1.0 million provision for environmental litigation.

RESULTS OF OPERATIONS - FISCAL 1995 COMPARED TO FISCAL 1994

The Company's net sales from continuing operations for the year ended January 31, 1995 decreased 1.1% from Fiscal 1994. Total gross margin for the year decreased 1.4% and declined from 37.5% to 37.4% as a percentage of net sales. Selling and administrative expenses decreased 8.7% and decreased as a percentage of net sales from 38.9% to 35.9%. The pretax loss in Fiscal 1995 was $17,757,000, compared to a pretax loss of $29,788,000 for Fiscal 1994. The Company reported a net loss of $81,192,000 ($3.35 per share) for Fiscal 1995 compared to a net loss of $54,292,000 ($2.26 per share) in Fiscal 1994. The pretax loss for Fiscal 1995 included the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations, while the pretax loss for Fiscal 1994 included a $12.3 million restructuring charge in connection with a restructuring plan adopted at January 31, 1994 (the "1994 Restructuring"). Fiscal 1995 net loss included, in addition to the 1995 Restructuring Charge, the adjusted $58.1 million 1995 Restructuring Provision while Fiscal 1994 included a $17.1 million provision related to discontinued operations. See
Note 2 to the Consolidated Financial Statements. The net loss in Fiscal 1994 included a $2.3 million ($.09 per share) loss from the cumulative effect of changes in the method of accounting for postretirement benefits due to the implementation of Statement of Financial Accounting Standards No. 106. See
Note 15 to the Consolidated Financial Statements. In addition, Fiscal 1994's net loss included an extraordinary loss of $240,000 ($.01 per share) from the early retirement of debt.

Footwear Retail

                                                                   Fiscal Year
                                                                 Ended January 31,             %
                                                             ------------------------
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . .     $234,448      $   231,456             1.3%
      Operating Income before
          Restructuring Charges . . . . . . . . . . . .     $ 17,161      $     4,832             255%
      Restructuring Charges . . . . . . . . . . . . . .     $   (236)     $    (8,673)           97.3%
      Operating Income (Loss) . . . . . . . . . . . . .     $ 16,925      $    (3,841)             -
      Operating Margin  . . . . . . . . . . . . . . . .          7.2%            (1.7)%

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

Operating income before restructuring charges in Fiscal 1994, adjusted to exclude results of the stores included in the 1994 Restructuring, was $8,178,000. Operating income before restructuring charges of $17,161,000 in Fiscal 1995 was higher than Fiscal 1994's adjusted operating income due to improved margins and lower operating expenses.

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year
                                                                  Ended January 31,            %
                                                             ------------------------
                                                              1995             1994          Change
                                                            --------         --------        ------
                                                                  (In Thousands)
      Net Sales . . . . . . . . . . . . . . . . . . . . .   $ 228,453      $   236,435            (3.4)%
      Operating Income before
         Restructuring Charges  . . . . . . . . . . . . .   $   8,473      $     4,115           105.9%
      Restructuring Charges . . . . . . . . . . . . . . .   $ (20,578)     $    (3,242)         (534.7)%
      Operating Income (Loss) . . . . . . . . . . . . . .   $ (12,105)     $       873               -
      Operating Margin  . . . . . . . . . . . . . . . . .        (5.3)%            0.4%

Net sales from footwear wholesale and manufacturing operations were $8.0 million (3.4%) lower in Fiscal 1995 than in Fiscal 1994, reflecting primarily lower unit sales and selling prices of western boots and, to a lesser extent, lower sales of tanned leather.

Gross margin as a percentage of net sales decreased from 26.0% to 23.9%, primarily due to volume-related manufacturing inefficiencies and price reductions to stimulate sales in the Company's boot operations.

Operating expenses decreased 11.2% and decreased as a percentage of net sales from 24.2% to 22.2%, primarily because of reduced advertising expenses.

The increase in operating income before restructuring charges was due to lower operating expenses and a $1.6 million reduction in losses related to the companies being divested as part of the 1995 Restructuring.

Driven by record sales, western boot production in the first quarter of Fiscal 1994 resulted in positive manufacturing variances in the Company's boot plants. A sharp decline in the sale of western boots led to a decision in the latter part of Fiscal 1994 to curtail western boot production. Despite the closing of a western boot plant in the first quarter of Fiscal 1995 pursuant to the 1994 Restructuring, the lower volume of boots manufactured in Fiscal 1995 resulted in manufacturing inefficiencies which negatively impacted gross margin. The 1995 Restructuring Charge included a provision to close another boot manufacturing plant, which closed in January 1995.

For Fiscal 1994, the net sales and operating loss before restructuring provision of the University Brands and Mitre Sports businesses that were being disposed of in the 1995 Restructuring were $75,972,000 and $1,729,000, respectively. For Fiscal 1995, the net sales of the divisions being divested were $74,818,000. The operating loss before restructuring of $167,000 for Fiscal 1995 is for the nine months ended October 31, 1994, since the operating results subsequent to October 31, 1994 were charged against the provision for restructuring.

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

Corporate and Interest Expenses
Corporate and other expenses in Fiscal 1995 were $15.5 million, compared to $16.5 million for Fiscal 1994, a decrease of approximately 6%. Included in corporate and other expenses in Fiscal 1995 are provisions of $1.4 million for environmental litigation compared to only $500,000 of such provisions in Fiscal 1994. Fiscal 1995 expenses also include $2.3 million of severance costs, $1.3 million of which relate to the 1995 Restructuring, while Fiscal 1994 also includes $2.5 million of severance costs, $404,000 of which relate to the 1994 Restructuring. Fiscal 1994's expenses also include a provision of $448,000 for an adverse decision in a lawsuit and a $558,000 gain from the sale of excess real estate. Excluding the provisions for environmental litigation and the severance costs, corporate expenses in Fiscal 1995 decreased 13% from Fiscal 1994, due primarily to lower compensation expenses due to layoffs related to the restructurings and other staff reductions that occurred after the first quarter of Fiscal 1994.

Net interest expense increased $925,000, or 8%, from Fiscal 1994, because of an increase in both average borrowings and average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                       January 31
                                                                         ----------------------------------
                                                                             1996          1995        1994
                                                                          -------        ------      ------
Cash and short-term investments . . . . . . . . . . . . . . . . . . .     $  35.6       $  10.2     $   3.6
Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 108.1       $ 100.7     $ 160.1
Long-term debt (includes current
   maturities)
      10 3/8% senior notes  . . . . . . . . . . . . . . . . . . . . .     $  75.0       $  75.0     $  75.0
      Revolving credit debt . . . . . . . . . . . . . . . . . . . . .           -             -     $  15.0
Current ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.2x          2.2x        3.3x

- ---------------

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $22.7 million in Fiscal 1996, compared to $22.5 million provided by operating activities in Fiscal 1995 and $17.4 million of cash used by operating activities in Fiscal 1994. The $0.2 million improvement in cash flow from operating activities for Fiscal 1996 from Fiscal 1995 reflects primarily cash inflows from the liquidation of assets included in the 1995 Restructuring and lower seasonal requirements from the disposition of businesses included in the 1995 Restructuring. The $39.9 million improvement in cash flow from operating activities for Fiscal 1995 from Fiscal 1994 reflects factors including the cash inflows from the disposal of assets included in the 1995 Restructuring, lower footwear wholesale inventory (primarily in the Company's boot business), lower tailored clothing inventory prior to the decision to liquidate as a result of anticipated lower Greif sales, reduced raw material purchases and lower inventories from retail store closings.

A $6.3 million decrease in inventories from January 31, 1995 levels reflected in the Consolidated Cash Flows Statement was primarily due to liquidation of inventories in connection with the 1995 Restructuring, while the $2.0 million increase in ongoing inventories compared with January 31, 1995 reflects the growth of certain existing lines of footwear in anticipation of higher sales. A $25.5 million decrease in inventories reflected in the Consolidated Cash Flows Statement from January 31, 1994 levels was primarily due to liquidation of inventories in connection with the 1995 Restructuring, lower footwear wholesale inventory (primarily boot inventory) and lower retail inventory from the store closings included in the 1994 Restructuring.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at January 31, 1996 decreased $15.5 million compared to January 31, 1995, primarily from collection of receivables in the operations being divested in the 1995 Restructuring. Ongoing accounts receivable at January 31, 1996 were $55,000 more than January 31, 1995. Accounts receivable at January 31, 1995 remained flat, with decreases in operations to be divested receivables offset from increased sales in the men's branded footwear and extended terms to meet competitive pressures.

Included in the accounts payable and accrued liabilities line in the Consolidated Cash Flows Statement are the following decreases:

                                                                           Years Ended January 31,
                                                                 -----------------------------------------
                                                                      1996           1995             1994
   (In Thousands)                                                ---------     ----------      -----------
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $ (3,655)      $  (2,204)     $  (9,907)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . .     (9,369)         (4,754)          (787)
                                                                  --------       ---------      ---------
                                                                  $(13,024)      $  (6,958)     $ (10,694)
                                                                  ========       =========      =========


The decrease in accounts payable for Fiscal 1996 from Fiscal 1995 relates primarily to the divestitures associated with the 1995 Restructuring while the changes in the prior years were due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in Fiscal 1996 was due to payment of severance costs and liabilities related to the Restructurings. The change in accrued liabilities in Fiscal 1995 was due primarily to payments of severance costs, liabilities and leases related to the Restructurings. The change in accrued liabilities in Fiscal 1994 was due primarily to decreased bonus and tax accruals relating to the loss in Fiscal 1994.

Revolving credit borrowings during Fiscal 1996 were minimal, as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. Revolving credit agreement borrowings decreased by $15 million during Fiscal 1995 due to cash generated by the 1995 Restructuring and the phasedown of the tailored clothing segment under the 1994 Restructuring. The Company expects during Fiscal 1997 to have minimal borrowings. See Note 10 to the Consolidated Financial Statements.

Capital Expenditures
Capital expenditures were $8.6 million in Fiscal 1996, $5.8 million in Fiscal 1995 and $7.9 million in Fiscal 1994. The $2.8 million increase in Fiscal 1996 capital expenditures as compared to Fiscal 1995 resulted from leasehold improvements to the corporate office building for new tenants due to the downsizing of the Company, an increase in retail renovations and an increase in purchases of production equipment. The $2.1 million decrease in Fiscal 1995 capital expenditures as compared to Fiscal 1994 resulted from a decrease in footwear manufacturing expenditures and tailored clothing expenditures.

Total capital expenditures in Fiscal 1997 are expected to be approximately $13.4 million. These include expected retail store expenditures of $8.5 million to open 48 new retail stores and to complete 25 major store renovations. Capital expenditures for wholesale and manufacturing operations and other operations are expected to be approximately $4.9 million.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1997. The approximate $6.7 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $8 million of letters of credit outstanding under the revolving credit agreement at January 31, 1996, leaving availability under the revolving credit agreement of $27 million.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At January 31, 1996, that pool was in a $109.7 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company currently has dividend arrearages in the amount of $679,190 and is unable to predict when dividends may be reinstated.

On November 7, 1994, Standard & Poor's announced that it had lowered the rating of the 10 3/8% Notes to B from B+ based on its concern that Genesco's ongoing business operations will not provide the earnings and cash flow generation reflective of a B+ senior credit rating. On January 30, 1996, Moody's confirmed their B2 senior debt rating of Genesco's 10 3/8% Notes which ended a review of Genesco's rating initiated by Moody's on November 10, 1995.
According to Standard & Poor's, a debt instrument rated B has a greater vulnerability to default than debt rated BB, but currently has the capacity to meet interest and principal payments. According to Moody's, the assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small with respect to a debt instrument rated B. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

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

CHANGES IN ACCOUNTING PRINCIPLES
The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of Fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for the twelve months ended January 31, 1996.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants                                                                       27

Consolidated Balance Sheet, January 31, 1996 and January 31, 1995                                       28

Consolidated Earnings, each of the three years ended
  January 31, 1996                                                                                      29

Consolidated Cash Flows, each of the three years ended
  January 31, 1996                                                                                      30

Consolidated Shareholders' Equity, each of the three years
  ended January 31, 1996                                                                                31

Notes to Consolidated Financial Statements                                                              32

February 27, 1996



To the Board of Directors and
Shareholders of Genesco Inc.


                       Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 70 present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/Price Waterhouse LLP
Nashville, Tennessee

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Balance Sheet
                                  January 31
                                  In Thousands


                                                                                      1996                  1995
ASSETS                                                                                ----                  ----
- ------
CURRENT ASSETS
Cash and short-term investments                                                     $  35,550             $  10,235
Accounts receivable                                                                    32,135                32,080
Inventories                                                                            84,930                82,905
Other current assets                                                                    4,317                 4,277
Current assets of operations to be divested                                               -0-                53,891
- -------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  156,932               183,388
- -------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                               28,552                28,073
Other noncurrent assets                                                                12,322                13,773
Noncurrent assets of operations to be
 divested                                                                                 -0-                18,644
- -------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 197,806             $ 243,878
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
Current payments on capital leases                                                  $   1,212             $   2,343
Accounts payable and accrued liabilities                                               43,686                61,124
Provision for discontinued operations                                                   3,899                19,190
- -------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              48,797                82,657
- -------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         75,000                75,000
Capital leases                                                                          1,485                10,057
Other long-term liabilities                                                            25,265                25,746
Provision for discontinued operations                                                  13,354                21,025
Contingent liabilities                                                                      -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                        7,958                 7,943
  Common shareholders' equity:
    Par value of issued shares                                                         24,844                24,832
    Additional paid-in capital                                                        121,715               121,670
    Accumulated deficit                                                               (94,511)             (104,582)
    Minimum pension liability adjustment                                               (8,244)               (2,613)
    Treasury shares, at cost                                                          (17,857)              (17,857)
- -------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             33,905                29,393
- -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 197,806             $ 243,878
===================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  In Thousands


                                                                                            YEAR ENDED JANUARY 31
                                                                        -----------------------------------------
                                                                            1996            1995            1994
                                                                            ----            ----            ----
Net sales                                                                $ 434,575         $462,901       $467,891
Cost of sales                                                              261,743          289,961        292,474
Selling and administrative expenses                                        154,567          166,156        182,046
Restructuring and other charges                                             15,124           22,114         12,319
- ------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
   other income and expenses                                                 3,141          (15,330)       (18,948)
- ------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                         10,403           12,031         11,131
   Interest income                                                            (758)             (76)          (101)
   Gain on divestiture                                                         -0-           (4,900)          (677)
   Other expense (income)                                                   (2,248)          (4,628)           487
- ------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                           7,397            2,427         10,840
- ------------------------------------------------------------------------------------------------------------------
Loss before income taxes, discontinued operations,
   extraordinary loss and cumulative effect of change in
   accounting principle                                                     (4,256)         (17,757)       (29,788)
Income taxes                                                                    25              757         (1,900)
- ------------------------------------------------------------------------------------------------------------------
Loss before discontinued operations,
   extraordinary loss and cumulative effect of change in
   accounting principle                                                     (4,281)         (18,514)       (27,888)
Discontinued operations:
   Operating loss                                                              -0-           (4,540)        (6,831)
   Excess provision (provision) for future losses                           14,352          (58,138)       (17,060)
- ------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss and cumulative
   effect of change in accounting principle                                 10,071          (81,192)       (51,779)
Extraordinary loss from early retirement of debt                               -0-              -0-           (240)
Postretirement benefits*                                                       -0-              -0-         (2,273)
- ------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                      $  10,071         $(81,192)      $(54,292)
==================================================================================================================

Earnings (loss) per common share:
   Before discontinued operations, extraordinary loss and
     cumulative effect of change in accounting principle                 $    (.19)        $   (.77)      $  (1.17)
   Discontinued operations                                               $     .59         $  (2.58)      $   (.99)
   Extraordinary loss                                                    $     .00         $    .00       $   (.01)
   Postretirement benefits*                                              $     .00         $    .00       $   (.09)
   Net earnings (loss)                                                   $     .40         $  (3.35)      $  (2.26)
==================================================================================================================

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands


                                                                                             YEAR ENDED JANUARY 31,
                                                                      ---------------------------------------------
                                                                         1996               1995              1994
- --------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                   $  10,071           $(81,192)         $(54,292)
Noncash charges to earnings:
   (Excess) provision for loss on discontinued operations               (14,352)            58,138            17,060
   Restructuring charge                                                  14,147             22,114            12,319
   Depreciation and amortization                                          7,354              9,254            10,723
   Impairment of long-lived assets                                          978                -0-               -0-
   Provision for environmental liabilities                                1,000                700               -0-
   Provision for deferred income taxes                                      -0-              1,404             2,308
   Gain on divestiture                                                      -0-             (4,900)             (677)
   Provision for losses on accounts receivable                            1,799                813             1,595
   Postretirement benefits                                                  -0-                -0-             2,273
   Other                                                                    548                376             1,848
- --------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations before
   working capital and other changes                                     21,545              6,707            (6,843)
Effect on cash of changes in working
   capital and other assets and liabilities
   net of effect of business acquisitions:
      Accounts receivable                                                15,466                 44             4,142
      Inventories                                                         6,280             25,458            (3,955)
      Other current assets                                                  165                100              (168)
      Accounts payable and accrued liabilities                          (13,024)            (6,958)          (10,694)
      Other assets and liabilities                                       (7,780)            (2,881)              112
- --------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                22,652             22,470           (17,406)
- --------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                  (8,564)            (5,750)           (7,929)
   Business acquisition                                                     -0-                -0-           (11,376)
   Proceeds from businesses divested and asset sales                     18,763              8,032               189
- --------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      10,199              2,282           (19,116)
- ---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term borrowings                                                     -0-                -0-            77,016
   Net borrowings (repayments) under
      revolving credit agreement                                            -0-            (15,000)           (7,000)
   Net change in short-term borrowings                                    2,522                (69)               69
   Payments of long-term debt                                               -0-                -0-           (32,000)
   Payments on capital leases                                            (9,703)            (2,852)           (2,090)
   Exercise of options and warrants                                          23                  6             7,875
   Redemption of Mitre U.K. B shares                                        -0-                -0-            (5,000)
   Deferred note expense                                                   (397)               -0-            (3,109)
   Preferred dividends paid                                                 -0-                -0-              (232)
   Other                                                                     19               (227)             (199)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (7,536)           (18,142)           35,330
- --------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                            25,315              6,610            (1,192)
Cash and short-term investments at
   beginning of year                                                     10,235              3,625             4,817
- --------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                         $ 35,550           $ 10,235          $  3,625
====================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands



                                      TOTAL                                                   FOREIGN  MINIMUMTOTAL       TOTAL
                             NON-REDEEMABLE                     ACCUMULATED                  CURRENCY       PENSION      SHARE-
                                  PREFERRED    COMMON    PAID-IN   EARNINGS    TREASURY   TRANSLATION     LIABILITY     HOLDERS'
                                      STOCK     STOCK    CAPITAL  (DEFICIT)       STOCK   ADJUSTMENTS    ADJUSTMENT      EQUITY
- -------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993          $   8,305 $  23,658  $ 114,706  $  31,283  $ (17,857)    $  (5,044)   $   -0-       $ 155,051
- -------------------------------------------------------------------------------------------------------------------------------
Exercise of options and
  warrants                              -0-     1,132      6,743        -0-        -0-           -0-        -0-           7,875
Translation adjustment                  -0-       -0-        -0-        -0-        -0-           338        -0-             338
Net loss                                -0-       -0-        -0-    (54,292)       -0-           -0-        -0-         (54,292)
Preferred dividends                     -0-       -0-        -0-       (232)       -0-           -0-        -0-            (232)
Minimum pension liability
  adjustment                            -0-       -0-        -0-        -0-        -0-           -0-     (9,964)         (9,964)
Other                                  (241)        3        185        -0-        -0-           -0-        -0-             (53)
- -------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994          $   8,064 $  24,793  $ 121,634  $ (23,241) $ (17,857)    $  (4,706)   $(9,964)      $  98,723
- -------------------------------------------------------------------------------------------------------------------------------
Exercise of options                     -0-         2          4        -0-        -0-           -0-        -0-               6
Translation adjustments:
  Year-to-date adjustments              -0-       -0-        -0-        -0-        -0-         2,136        -0-           2,136
  Realized in FY 1995
    restructuring                       -0-       -0-        -0-        -0-        -0-         2,570        -0-           2,570
Net loss                                -0-       -0-        -0-    (81,192)       -0-           -0-        -0-         (81,192)
Minimum pension liability
  adjustment                            -0-       -0-        -0-        -0-        -0-           -0-      7,351           7,351
Other                                  (121)       37         32       (149)       -0-           -0-        -0-            (201)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995          $   7,943 $  24,832  $ 121,670  $(104,582) $ (17,857)    $     -0-    $(2,613)      $  29,393
- -------------------------------------------------------------------------------------------------------------------------------
Exercise of options                     -0-         8         15        -0-        -0-           -0-        -0-              23
Net earnings                            -0-       -0-        -0-     10,071        -0-           -0-        -0-          10,071
Minimum pension liability
  adjustment                            -0-       -0-        -0-        -0-        -0-           -0-     (5,631)         (5,631)
Other                                    15         4         30        -0-        -0-           -0-        -0-              49
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996          $   7,958 $  24,844  $ 121,715  $ (94,511) $ (17,857)    $     -0-    $(8,244)      $  33,905
===============================================================================================================================



See Note 12 for additional information regarding each series of preferred stock.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, Laredo, Code West, Larry Mahan, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, Boot Factory and Factory To You retail footwear stores.

FISCAL YEAR
The Company's fiscal year ends January 31. For purposes of these financial statements, the fiscal year ended January 31, 1996 is referred to as "Fiscal 1996" or "1996". Prior fiscal years are referred to in the same manner.

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1996, are short-term investments of $32,000,000. There were no short-term investments at January 31, 1995. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of Fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for the year ended January 31, 1996.

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1996 and January 31,1995, the Company had approximately $4.9 million and $9.7 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

POSTRETIREMENT BENEFITS
Substantially all full-time employees are covered by a defined benefit pension plan. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES
Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards limited, in the case of deferred tax assets, to the amount of taxes recoverable from taxes paid in the current or prior years.

EARNINGS PER COMMON SHARE
Earnings per common share are computed by dividing earnings, adjusted for preferred dividend requirements (1996 - $302,000; 1995 - $302,000; 1994 -
$307,000), by average common and common equivalent shares outstanding during the period.

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

Throughout the remainder of Fiscal 1996, the Company recognized additional reductions to the 1995 Restructuring Charge and Provision of $1.7 million as actual events differed from the original estimates.

The transactions provided for in the 1995 Restructuring were substantially complete as of January 31, 1996 and the Company does not expect any material future adjustments arising from the completion of the 1995 Restructuring. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 457 jobs had been eliminated as of January 31, 1996. The divestiture of the University Brands business was completed in February 1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances.

In the third quarter of Fiscal 1996, the Company took a charge of $978,000 from the adoption of a new accounting standard relating to impaired assets which is included in the "Restructuring and other charges" line on the Consolidated Earnings Statement. See Note 1 to the Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:

                                                                                      YEARS ENDED JANUARY 31,
                                                                                    --------------------------
IN THOUSANDS                                                                        1995                1994
- --------------------------------------------------------------------------------------------------------------
Net sales                                                                          $ 81,777           $104,969
Cost of sales and expenses                                                           86,317            109,895
- --------------------------------------------------------------------------------------------------------------
Pretax loss                                                                          (4,540)            (4,926)
Income tax expense (benefit)                                                            -0-              1,905
- --------------------------------------------------------------------------------------------------------------
Net Loss                                                                           $ (4,540)          $ (6,831)
==============================================================================================================

Discontinued operations' sales subsequent to the decision to discontinue were $20.0 million for Fiscal 1996.

Net sales for Mitre and University Brands for Fiscal 1996, 1995 and 1994 were $30,759,000, $75,975,000 and $76,022,000, respectively. Operating loss for
Mitre and University Brands before the restructuring provisions for Fiscal 1995 and 1994 was $304,000 and $1,703,000, respectively.

Operating results of footwear businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, cost of sales and selling and administrative expenses. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for Fiscal 1996 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.3 million for Fiscal 1996. Such operating losses totalled $5.5 million for Fiscal 1995 which included operating results of stores identified for closure pursuant to the 1994 Restructuring referred to below.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE

- ----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                    1996                  1995*
- ----------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                    $33,068               $32,401
Miscellaneous receivables                                                      3,263                 2,258
- ----------------------------------------------------------------------------------------------------------
Total receivables                                                             36,331                34,659
Allowance for bad debts                                                       (2,065)               (1,127)
Other allowances                                                              (2,131)               (1,452)
- ----------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                      $32,135               $32,080
==========================================================================================================


*  Excludes accounts receivable of divested operations (see Note 5).


NOTE 4
INVENTORIES

- ----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                    1996                  1995*
- ----------------------------------------------------------------------------------------------------------
Raw materials                                                                $ 9,229               $ 8,856
Work in process                                                                3,792                 2,877
Finished goods                                                                22,935                21,992
Retail merchandise                                                            48,974                49,180
- ----------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                            $84,930               $82,905
==========================================================================================================

*  Excludes inventories of divested operations (see Note 5).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 5
ASSETS OF OPERATIONS TO BE DIVESTED

                                                                                     1995
                                                                   -------------------------------------------
                                                     1996          DISCONTINUED*            OTHER**
IN THOUSANDS                                        TOTAL            OPERATIONS        OPERATIONS        TOTAL
- ---------------------------------------------------------------------------------------------------------------
Current assets:
   Accounts receivable                         $      -0-               $16,061           $11,018       $27,079
   Inventory                                          -0-                11,723            14,435        26,158
   Other                                              -0-                   -0-               654           654
- ---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           $      -0-               $27,784           $26,107       $53,891
===============================================================================================================
Noncurrent assets:
   Plant and equipment                         $      -0-               $   947           $ 1,700       $ 2,647
   Capitalized lease rights                           -0-                   253                46           299
   Goodwill and other intangibles                     -0-                   -0-            15,698        15,698
- ---------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                        $      -0-               $ 1,200           $17,444       $18,644
===============================================================================================================

  *Includes the assets of The Greif Companies and GCO Apparel Corporation comprising the  men's apparel segment (see Note 2).
 **Includes the assets of University Brands and Mitre Sports (see Note 2).

NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

IN THOUSANDS                                                                        1996                  1995*
- --------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                         $     75              $     75
   Buildings and building equipment                                                2,799                 2,797
   Machinery, furniture and fixtures                                              32,927                30,682
   Construction in progress                                                        1,114                   672
   Improvements to leased property                                                39,195                37,776
Capital leases:
   Land                                                                               60                    60
   Buildings                                                                       2,195                 2,195
   Machinery, furniture and fixtures                                               7,392                 7,627
- --------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                      85,757                81,884
Accumulated depreciation and amortization:
   Plant and equipment                                                           (50,355)              (48,131)
   Capital leases                                                                 (6,850)               (5,680)
- --------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                         $ 28,552              $ 28,073
==============================================================================================================

  * Excludes plant, equipment and capital leases of divested operations (see
    Note 5).

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
OTHER ASSETS

IN THOUSANDS                                                                     1996                  1995
- -----------------------------------------------------------------------------------------------------------
Other current assets:
  Prepaid expenses                                                          $   4,317             $   4,277
- -----------------------------------------------------------------------------------------------------------
TOTAL OTHER CURRENT ASSETS                                                  $   4,317             $   4,277
===========================================================================================================
Other noncurrent assets:
  Pension plan asset                                                        $   8,051             $   9,422
  Investments and long-term receivables                                         1,772                 1,696
  Deferred note expense                                                         2,499                 2,655
- -----------------------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                               $  12,322             $  13,773
===========================================================================================================


NOTE 8
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

IN THOUSANDS                                                                     1996                  1995
- -----------------------------------------------------------------------------------------------------------
Trade accounts payable                                                       $ 12,105              $ 21,128
Accrued liabilities:
   Employee compensation                                                       10,733                10,867
   Insurance                                                                    4,381                 5,166
   Interest                                                                     3,992                 4,173
   Taxes other than income taxes                                                3,361                 3,370
   Other                                                                        9,114                16,420
- -----------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               $ 43,686              $ 61,124
===========================================================================================================

At January 31, 1995, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $3,673,000. These amounts are included in trade accounts payable.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 9
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                        EMPLOYEE      FACILITY             OTHER
                                                         RELATED      SHUTDOWN          CONTRACT
IN THOUSANDS                                               COSTS         COSTS       LIABILITIES        OTHER           TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                               $  25,134     $   9,405         $   1,415    $   4,261       $  40,215
Charges and adjustments, net                              (9,912)       (9,395)           (1,370)      (2,285)        (22,962)
- -----------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                  15,222            10                45        1,976          17,253
Current portion                                            1,868            10                45        1,976           3,899
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                              $  13,354     $     -0-         $     -0-    $     -0-       $  13,354
=============================================================================================================================

RESTRUCTURING RESERVES

                                                        EMPLOYEE      FACILITY             OTHER
                                                         RELATED      SHUTDOWN          CONTRACT
IN THOUSANDS                                               COSTS         COSTS       LIABILITIES        OTHER        TOTAL
- ---------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                               $   3,965     $   3,123        $      555    $   3,112    $  10,755
Charges and adjustments, net                              (3,009)       (1,457)             (496)      (2,789)      (7,751)
- ---------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                     956         1,666                59          323        3,004
Current portion (included in accounts
   payable and accrued liabilities)                          956         1,470                59          323        2,808
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM
   LIABILITIES)                                        $     -0-     $     196        $      -0-    $     -0- $        196
==========================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 10
LONG-TERM DEBT

- ---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                         1996                  1995
- ---------------------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                            $75,000               $75,000
Current portion                                                                       -0-                   -0-
- ---------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION OF LONG-TERM DEBT                                        $75,000               $75,000
===============================================================================================================

REVOLVING CREDIT AGREEMENTS:
On January 5, 1996, the Company entered into a revolving credit agreement with two banks providing for loans or letters of credit of up to $35 million. The agreement expires January 5, 1999. This agreement replaced a $50 million revolving credit agreement providing for loans or letters of credit. Outstanding letters of credit at January 31, 1996 were $8 million.

Under the new revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 2.0% which may be changed if the Company's debt rating is improved. Facility fees are 0.5% per annum on each bank's committed amount or $35,000,000. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage, debt to equity and interest coverage ratios. The Company is required by the new credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 45 consecutive days during each period beginning on December 15 of any Fiscal Year and ending on April 15 of the following Fiscal Year (commencing with the period beginning December 15, 1995 and ending on April 15, 1996). The revolving credit agreement contains other covenants which restricts the payment of dividends and other payments with respect to capital stock and annual capital expenditures are limited to $12,000,000 for Fiscal 1997 and $14,000,000 thereafter subject to possible carryforwards from the previous year of up to $2,000,000 if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at January 31, 1996.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003.

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on January 31, 1996, is $69,656,250.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 11
COMMITMENTS UNDER LONG-TERM LEASES

CAPITAL LEASES
Future minimum lease payments under capital leases at January 31, 1996, together with the present value of the minimum lease payments, are:


- --------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                      IN THOUSANDS
- --------------------------------------------------------------------------------------------------------------
1997                                                                                                  $  1,391
1998                                                                                                       865
1999                                                                                                       400
2000                                                                                                       139
2001                                                                                                       139
Later years                                                                                                189
- --------------------------------------------------------------------------------------------------------------
Total minimum payments                                                                                   3,123
Interest discount amount                                                                                   426
- --------------------------------------------------------------------------------------------------------------
Total present value of minimum payments                                                                  2,697
Current portion                                                                                          1,212
- --------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION                                                                              $  1,485
==============================================================================================================

OPERATING LEASES
Rental expense under operating leases of continuing operations was:


- ---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                             1996             1995             1994
- ---------------------------------------------------------------------------------------------------------------
Minimum rentals                                                       $17,942          $18,678          $18,501
Contingent rentals                                                      8,776            8,234            7,798
Sublease rentals                                                         (754)            (478)            (480)
- ---------------------------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                                                  $25,964          $26,434          $25,819
===============================================================================================================

Minimum rental commitments payable in future years are:


- ---------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                       IN THOUSANDS
- ---------------------------------------------------------------------------------------------------------------
1997                                                                                                    $17,690
1998                                                                                                     16,281
1999                                                                                                     12,963
2000                                                                                                     10,121
2001                                                                                                      6,976
Later years                                                                                               9,598
- ---------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                                                        $73,629
===============================================================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 12% of the Company's leases contain renewal options.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY
NON-REDEEMABLE PREFERRED STOCK

                                                           NUMBER OF SHARES      AMOUNTS IN THOUSANDS
                                                    -----------------------    ----------------------
                                                                JANUARY 31,               JANUARY 31,       COMMON
                                             SHARES -----------------------    ----------------------  CONVERTIBLE   NO. OF
CLASS                                    AUTHORIZED   1996     1995    1994     1996    1995     1994        RATIO    VOTES
- ---------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
  $2.30 Series 1                             64,368 37,233   37,233  37,283   $1,489  $1,489   $1,491          .83        1
  $4.75 Series 3                             40,449 19,632   19,632  19,632    1,963   1,963    1,963         2.11        2
  $4.75 Series 4                             53,764 16,412   16,412  16,412    1,641   1,641    1,641         1.52        1
  Series 6                                  400,000    -0-      -0-     -0-      -0-     -0-      -0-                     1
$1.50 Subordinated Cumulative Preferred   5,000,000 30,017   30,017  29,917      901     901      898
- ---------------------------------------------------------------------------------------------------------------------------
                                                   103,294  103,294 103,244    5,994   5,994    5,993
Employees' Subordinated
  Convertible Preferred                   5,000,000 80,313   80,313  84,791    2,410   2,410    2,544         1.00*       1
- ---------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                  8,404   8,404    8,537
Employees' Preferred Stock Purchase Accounts                                    (446)   (461)    (473)
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                          $7,958  $7,943   $8,064
===========================================================================================================================

 * Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.


PREFERRED STOCK TRANSACTIONS


- -------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                 EMPLOYEES'
                                                                       NON-REDEEMABLE         PREFERRED             TOTAL
                                                       NON-REDEEMABLE       EMPLOYEES'            STOCK    NON-REDEEMABLE
                                                            PREFERRED       PREFERRED          PURCHASE         PREFERRED
                                                                STOCK           STOCK          ACCOUNTS             STOCK
- -------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993                                    $  6,044         $  2,810          $   (549)         $  8,305
- -------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred            9               (9)              -0-               -0-
Conversion of employees' preferred into common                   -0-             (199)              -0-              (199)
Other                                                            (60)             (58)               76               (42)
- -------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                                       5,993            2,544              (473)            8,064
- -------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred            3               (3)              -0-               -0-
Conversion of employees' preferred into common                   -0-             (122)              -0-              (122)
Other                                                             (2)              (9)               12                 1
- -------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                                       5,994            2,410              (461)            7,943
- -------------------------------------------------------------------------------------------------------------------------
Other                                                            -0-              -0-                15                15
- -------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996                                    $  5,994         $  2,410          $   (446)         $  7,958
=========================================================================================================================

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

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized: 40,000,000 shares; issued: January 31, 1996--24,844,036 shares; January 31, 1995--24,832,127 shares. There were
488,464 shares held in treasury at January 31, 1996 and 1995. Each outstanding share is entitled to one vote. At January 31, 1996, common shares were reserved as follows: 177,536 shares for conversion of preferred stock; 1,553,100 shares for the 1987 Stock Option Plan; 200,000 shares for executive stock options; 22,427 shares for the Restricted Stock Plan for Directors; and 918,248 shares for the Genesco Employee Stock Purchase Plans.

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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of Consolidated Net Income (as defined) after April 30, 1993 and (ii) the aggregate Net Proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At January 31, 1996, the Company was in a deficit position of $109,655,000 in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter of Fiscal 1994 and now has cumulative dividend arrearages in the amount of $192,738 for Series 1, $209,817 for Series 3, $175,403 for Series 4, and $101,232 for $1.50 Subordinated Cumulative Preferred Stock.


CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK

                                                                                                   NON-
                                                                            REDEEMABLE       REDEEMABLE      EMPLOYEES'
                                                               COMMON        PREFERRED        PREFERRED       PREFERRED
                                                                STOCK            STOCK            STOCK           STOCK
- -----------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1993                                 23,657,879            1,052          103,544          93,648
- -----------------------------------------------------------------------------------------------------------------------
Exercise of options and warrants                            1,101,082              -0-              -0-             -0-
Redemptions                                                       -0-           (1,052)            (600)            -0-
Other                                                          33,680              -0-              300          (8,857)
- -----------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1994                                 24,792,641              -0-          103,244          84,791
- -----------------------------------------------------------------------------------------------------------------------
Other                                                          39,486              -0-               50          (4,478)
- -----------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1995                                 24,832,127              -0-          103,294          80,313
- -----------------------------------------------------------------------------------------------------------------------
Exercise of options                                             7,625              -0-              -0-             -0-
Other                                                           4,284              -0-              -0-             -0-
- -----------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1996                                 24,844,036              -0-          103,294          80,313
Less treasury shares                                          488,464              -0-              -0-             -0-
- -----------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 31, 1996                            24,355,572              -0-          103,294          80,313
=======================================================================================================================

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

Income tax expense (benefit) is comprised of the following:

- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                         1996              1995            1994
- -----------------------------------------------------------------------------------------------------------
Current
  U.S. federal                                                   $    -0-           $(1,693)        $(2,962)
  Foreign                                                              25               741             438
  State                                                               -0-                10            (377)
Deferred
  U.S. federal                                                        -0-             1,699             787
  Foreign                                                             -0-               -0-             (24)
  State                                                               -0-               -0-             238
- -----------------------------------------------------------------------------------------------------------
Income tax before discontinued operations                              25               757          (1,900)
Discontinued operations                                               -0-               -0-           1,905
- -----------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE                                         $     25          $    757         $     5
===========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES, CONTINUED

Deferred tax assets and liabilities are comprised of the following:

- ----------------------------------------------------------------------------------------------------------
                                                                         JANUARY 31,           JANUARY 31,
IN THOUSANDS                                                                     1996                 1995
- ----------------------------------------------------------------------------------------------------------
Pensions                                                                  $      (885)         $      (885)
Other                                                                            (346)                (347)
- ----------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                 (1,231)              (1,232)
- ----------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                               25,399               12,567
Net capital loss carryforwards                                                 11,180                  -0-
Provisions for discontinued operations
   and restructurings                                                           8,437               24,945
Inventory valuation                                                             1,743                7,092
Expense accruals                                                                6,581                7,053
Goodwill amortization and writeoff                                               -0-                 3,555
Allowances for bad debts and notes                                              1,711                2,456
Uniform capitalization costs                                                    1,937                2,223
Depreciation                                                                    2,105                1,791
Pensions                                                                          692                1,881
Leases                                                                            176                1,608
Other                                                                           2,047                1,647
Tax credit carryforwards                                                        1,200                1,496
- ----------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                      63,208               68,314
- ----------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                        (61,977)             (67,082)
- ----------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                   $       -0-          $       -0-
==========================================================================================================

The Company has net operating loss carryfowards available to offset future U.S. taxable income of approximately $65,971,000 expiring in 2010 and 2011. The Company also has capital loss carryforwards available to offset future U.S. capital gains of approximately $29,038,000 expiring in 2001.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES, CONTINUED

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

- -----------------------------------------------------------------------------------------------------------
                                                                           1996         1995           1994
- -----------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                                       34.00%        34.00%       34.00%
State taxes (net of federal tax benefit)                                   4.50           -0-           -0-
Change in valuation allowance                                             (38.5)          -0-           -0-
Operating losses with no current tax benefit                                -0-        (34.00)       (33.27)
Other                                                                      (.01)          -0-          (.74)
- -----------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                                         (.01%)         .00%         (.01%)
===========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 14
EMPLOYEE RETIREMENT BENEFITS

RETIREMENT PLAN

The Company sponsors a non-contributory, defined benefit pension plan. Effective January 1, 1996 the Company amended the plan to change the pension benefit formula to a cash balance formula from the existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to their cash balance account under the new formula.

Under the amended plan, beginning January 1, 1996 the Company credits each participants account annually with an amount equal to 4% of the participant's compensation plus 4% of the participant's compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant will be credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who is inactive will be credited with interest at the lesser of 7% or the 30 year Treasury interest rate.

PENSION EXPENSE


- --------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                              1996             1995           1994
- --------------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                      $   1,914        $   2,309      $   1,808
Interest on projected benefit obligation                                 6,621            6,430          6,141
Actual return on plan assets                                           (12,522)            (933)        (5,341)
Deferral of current period asset gains (losses)                          7,089           (4,256)           451
Amortization of prior service cost                                         388              388            463
Amortization of net loss                                                   171            1,385            345
Amortization of transition obligation                                      983              983            983
- --------------------------------------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                                                $   4,644        $   6,306      $   4,850
==============================================================================================================

ACTUARIAL ASSUMPTIONS



- ----------------------------------------------------------------------------------------------------------
                                                                                    1996              1995
- ----------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                      7.00%             8.50%
Salary progression rate                                                             5.00%             5.00%
Expected long-term rate of return on plan assets                                    9.50%             9.50%
- ----------------------------------------------------------------------------------------------------------

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 14
EMPLOYEE RETIREMENT BENEFITS, CONTINUED

The weighted average discount rate used to measure the benefit obligation decreased from 8.50% to 7.00% from Fiscal 1995 to Fiscal 1996. The decrease in the rate increased the accumulated benefit obligation by $12,073,000 and increased the projected benefit obligation by $15,661,000. The weighted average discount rate increased from 7.00% to 8.50% from Fiscal 1994 to Fiscal 1995. The increase in the rate decreased the accumulated benefit obligation by $11,867,000 and decreased the projected benefit obligation by $16,217,000.

The following table sets forth the funded status of the plan as of the measurement date (December 31) for the respective fiscal year:

FUNDED STATUS


- ---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                               1996            1995
- ---------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                                            $83,833         $68,500
   Non-vested benefit obligation                                                          1,242           1,031
- ---------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                                       $85,075         $69,531
===============================================================================================================
Projected benefit obligation
    for services rendered to date                                                       $99,058         $82,097
Plan assets at fair value, primarily
   cash equivalents, common stock, notes and
   real estate                                                                           68,550          53,760
- ---------------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS                                                                          $30,508         $28,337
===============================================================================================================

Plan assets for 1995 include Company related assets of $575,000 which consisted of properties leased to the Company. At January 31, 1996, there are no Company related assets in the plan.

BALANCE SHEET EFFECT

SFAS No. 87 requires the Company to recognize a pension liability ($16,525,000 for 1996 and $15,771,000 for 1995) equal to the amount by which the actuarial present value of the accumulated benefit obligation ($85,075,000 for 1996 and $69,531,000 for 1995) exceeds the fair value of the retirement plan's assets ($68,550,000 for 1996 and $53,760,000 for 1995). A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and unamortized transition obligation. Any excess of the pension liability above the intangible pension asset is recorded as a separate component and reduction of shareholders' equity. In 1996, this resulted in the recording of an intangible asset of $8,051,000 and a reduction to shareholders' equity of $8,244,000. In the prior year, an intangible asset of $9,422,000 and a reduction to shareholders' equity of $2,613,000 was recorded in the Company's balance sheet. The increase in the charge to shareholders' equity from $2,613,000 in Fiscal 1995 to $8,244,000 in Fiscal 1996 results primarily from the decrease in the weighted average discount rate.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 14
EMPLOYEE RETIREMENT BENEFITS, CONTINUED

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:


- --------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                           1996               1995
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                              $(30,508)          $(28,337)
Unamortized transition obligation                                                     5,897              6,880
Unrecognized net actuarial losses                                                    22,227             15,179
Unrecognized prior service cost                                                       2,154              2,542
- --------------------------------------------------------------------------------------------------------------
Accrued pension cost                                                                   (230)            (3,736)
Amount reflected as an intangible asset*                                             (8,051)            (9,422)
Amount reflected as minimum pension liability
   adjustment**                                                                      (8,244)            (2,613)
- --------------------------------------------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                                           $(16,525)          $(15,771)
==============================================================================================================

    *  Included in other non-current assets in the balance sheet.
   ** Included as a component of shareholders' equity in the balance sheet. *** Included in other long-term liabilities in the balance sheet.

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. For the one month period since amendment to the end of the fiscal year, the contribution expense to the Company for the matching program was approximately $40,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 15
OTHER BENEFIT PLANS

Prior to Fiscal 1996 the Company contributed to a multiemployer pension plan applicable to all hourly-paid employees of its tailored clothing division covered by collective bargaining agreements. As a result of the Company's decision to liquidate The Greif Companies men's tailored clothing business, the Company provided for its estimated union pension withdrawal liability (see Note
2). Pension costs and amounts contributed to the plan during Fiscal 1995 and 1994 were $1,831,000 and $2,232,000, respectively.

The Company provides health care benefits for early retirees and life insurance benefits for certain retirees not covered by collective bargaining agreements. Under the health care plan, early retirees are eligible for limited benefits until age 65. Employees who meet certain requirements are eligible for life insurance benefits upon retirement.

The Company implemented SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1994. In the past the Company expensed the cost of postretirement benefits as incurred. The adoption of SFAS No. 106, which requires the accrual of such benefits during the period in which the employee renders service, resulted in a net charge to income of $2,273,000 for the cumulative effect of the change in accounting principle for periods prior to 1994, which were not restated. The $2,273,000 represents the actuarial present value of the accumulated postretirement benefit obligation (the "APBO") at February 1, 1993 which the Company elected to charge in the first quarter of Fiscal 1994.

Postretirement benefit expense was $256,000, $217,000 and $245,000 for Fiscal 1996, 1995 and 1994, respectively. The components of postretirement benefit expense follow:



- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                 1996         1995         1994
- -----------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                           $    64      $    70      $    63
Interest cost on accumulated postretirement
   benefits                                                                   192          147          182
- -----------------------------------------------------------------------------------------------------------
NET PERIODIC POSTRETIREMENT BENEFIT COST                                   $  256       $  217       $  245
===========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 15
OTHER BENEFIT PLANS, CONTINUED

The funded status of the plan and amounts recognized in the financial statements at January 31, 1996 and 1995 were as follows:

- -------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                1996               1995
- -------------------------------------------------------------------------------------------------------------------
Postretirement benefit liability at beginning
   of year                                                                              $  1,929           $  2,447
Net periodic postretirement benefit cost                                                     256                217
Cash expenditures for benefits                                                              (162)              (164)
(Gain) loss due to actual experience                                                         376               (317)
Increase (decrease) in liability due to change in
   discount rate                                                                             294               (254)
- -------------------------------------------------------------------------------------------------------------------
Postretirement benefit liability                                                           2,693              1,929
Unrecognized net (loss) gain                                                                (289)               381
- -------------------------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED
   IN FINANCIAL STATEMENTS                                                              $  2,404           $  2,310
===================================================================================================================

At January 31, 1995, the weighted average discount rate used to determine the APBO increased from 7.00% to 8.50% resulting in an unrecognized net gain of $254,000. The weighted average discount rate used to determine the APBO at January 31, 1996 was 7%. The decrease from the previous year's rate of 8.5% resulted in an unrecognized loss of $294,000. The APBO was determined using an assumed annual increase in the health care cost trend rate of 10.50% for Fiscal 1996. The trend rate is assumed to decrease gradually to 5.0% by Fiscal 2013. A one percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately $200,000 and increase the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $23,000.

NOTE 16
SUPPLEMENTAL CASH FLOW INFORMATION

- -------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                             1996               1995               1994
- -------------------------------------------------------------------------------------------------------------------
Net cash paid (received) for:
  Interest                                                          $  9,146         $   11,227           $   6,865
  Income taxes                                                          (802)            (2,457)               (273)
Noncash investing and financing activities:
  Fixed assets acquired under capital leases                        $     -0-        $       -0-          $     428
Business acquisitions:
  Fair value of assets acquired                                     $     -0-        $       -0-          $  13,119
  Liabilities assumed                                                     -0-                -0-              1,743
- -------------------------------------------------------------------------------------------------------------------
CASH PAID FOR ACQUISITION                                           $     -0-        $       -0-          $  11,376
===================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 17
EMPLOYEE STOCK PLANS

STOCK OPTION PLANS

- -----------------------------------------------------------------------------------------------------------
                                                                                  1996                 1995
- -----------------------------------------------------------------------------------------------------------
Options outstanding at beginning of period                                   1,261,904            1,363,058
Options granted - 1987 Stock Option Plan                                       245,500              991,375
Options granted - Genesco Employee Stock Purchase Plans                        134,752               66,158
Options exercised - 1987 Stock Option Plan                                      (7,625)              (1,875)
Options exercised - Genesco Employee Stock Purchase Plans                       (4,284)              (9,527)
Options expired - Key Executives Stock Option Plan                                 -0-              (22,000)
Options cancelled - Genesco Employee Stock Purchase Plans                      (44,162)             (55,185)
Options cancelled - 1987 Stock Option Plan                                    (143,825)          (1,070,100)
- -----------------------------------------------------------------------------------------------------------
Total options outstanding at end of period                                   1,442,260            1,261,904
Shares reserved for future options                                           1,051,515            1,243,780
- -----------------------------------------------------------------------------------------------------------
TOTAL SHARES RESERVED                                                        2,493,775            2,505,684
===========================================================================================================

Under the 1987 Stock Option Plan, options to purchase 1,275,525 shares were outstanding at a weighted average exercise price of $3.46 per share. These options, held by 55 individuals, expire between August 21, 1999 and December 22, 2005. Options to purchase 584,772 shares are currently exercisable.

Under the Genesco Employee Stock Purchase Plans, options to purchase approximately 166,735 shares were outstanding at a weighted average exercise price of approximately $3.45 per share. Unless withdrawn by the participants, these options may be exercised on September 30, 1996. There are approximately 260 employees participating in the plan.

In addition to the above stock options plans, there were 200,000 executive stock options outstanding and exercisable at a weighted average exercise price of $2.13 per share.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $454,000 and $469,000 at January 31, 1996 and 1995, respectively, and were secured at January 31, 1996, by 21,497 employees' preferred shares and 325 common shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 18
LEGAL PROCEEDINGS

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

The Company has filed answers to the complaints in both the Johnstown and Gloversville cases denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of liability the Company may incur with respect to either of the Johnstown or Gloversville actions.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 18
LEGAL PROCEEDINGS, CONTINUED

In November 1995 the Company responded to a request for information dated October 23, 1995 from the New York State Department of Environmental Conservation (the "Department") regarding the site of a knitting mill operated by the Company or a former subsidiary from 1965 to 1969. The Company has received notice from the Department that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of the facility. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility and is unable to predict whether its liability in this connection, if any, will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved, a work plan. The plan provides, among other things, for fencing a waste disposal area to reduce the likelihood of human contact with any hazardous substances which may be in the area, installing an erosion barrier along a portion of the shore of White Lake adjoining the facility, and performing testing and analysis to determine what additional remediation may be necessary. The Company does not believe that the installation of an erosion barrier and fencing and the testing anticipated by the conceptual work plan will have a material effect on its financial condition or results of operations, but is unable to determine whether additional remediation activities, if any, would have a material effect on its financial condition or results of operations.

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

Texas Interference Action
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license. The Company filed an answer denying all the material allegations of the plaintiff's complaint. The Company is unable to predict whether the outcome of the litigation will have a material effect on its financial condition or results of operations.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 19
BUSINESS SEGMENT INFORMATION


- ---------------------------------------------------------------------------------------------------------
IN THOUSANDS                                             1996                 1995                1994
- ---------------------------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
   Retail                                             $ 243,303           $  234,448           $  231,456
   Wholesale and manufacturing                          191,272              228,453              236,435
- ---------------------------------------------------------------------------------------------------------
TOTAL SALES                                           $ 434,575           $  462,901           $  467,891
=========================================================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
   Retail                                             $  17,881(1)        $  16,925(3)         $   (3,841)(4)
      % of applicable sales                                 7.3%                7.2%                 (1.7%)
   Wholesale and manufacturing                           (1,254)(2)         (12,105)(3)               873(4)
      % of applicable sales                                (0.7%)              (5.3%)                 0.4%
- ---------------------------------------------------------------------------------------------------------
Operating income (loss)                                  16,627               4,820                (2,968)
      % of total sales                                      3.8%                1.0%                 (0.6%)
Corporate expenses:
   Interest expense                                      (9,645)            (11,955)              (11,030)
   Other corporate expenses                             (11,238)            (15,522)(3)           (16,467)(4)
   Gain on divestiture                                      -0-               4,900                   677
- ---------------------------------------------------------------------------------------------------------
TOTAL PRETAX LOSS                                     $  (4,256)          $ (17,757)           $  (29,788)
      % OF TOTAL SALES                                     (1.0%)              (3.8%)                (6.4%)
=========================================================================================================

(1)   Includes an asset impairment loss of $978,000.

(2)   Includes a restructuring charge in Fiscal 1996 of $14,146,000.

(3) Includes a restructuring charge in Fiscal 1995 as follows: Footwear Retail $236,000, Footwear Wholesale and Manufacturing $20,578,000 and Corporate $1,300,000.

(4) Includes a restructuring charge in Fiscal 1994 as follows: Footwear Retail $8,673,000, Footwear Wholesale and Manufacturing $3,242,000 and Corporate $404,000.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 19
BUSINESS SEGMENT INFORMATION, CONTINUED



- -----------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                1996                 1995                  1994
- -----------------------------------------------------------------------------------------------------------
ASSETS:
Footwear:
   Retail                                             $   67,482           $   69,287            $   66,922
   Wholesale and manufacturing                            74,290              115,601               140,530
- -----------------------------------------------------------------------------------------------------------
Total footwear                                           141,772              184,888               207,452
Men's apparel                                                -0-               28,984                73,644
Corporate assets                                          56,034               30,006                28,290
- -----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $  197,806           $  243,878            $  309,386
===========================================================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
   Retail                                             $    4,755           $    4,735            $    5,027
   Wholesale and manufacturing                             1,691                2,759                 3,339
- -----------------------------------------------------------------------------------------------------------
Total footwear                                             6,446                7,494                 8,366
Men's apparel                                                -0-                1,305                 1,883
Corporate                                                    908                  455                   474
- -----------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                  $     7,354          $     9,254           $    10,723
===========================================================================================================

ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES:
Footwear:
   Retail                                            $     4,364          $     3,181            $    3,254
   Wholesale and manufacturing                             2,514                2,129                 3,738
- -----------------------------------------------------------------------------------------------------------
Total footwear                                             6,878                5,310                 6,992
Men's apparel                                                  9                  198                   993
Corporate                                                  1,677                  242                   371
- -----------------------------------------------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES                                $     8,564          $     5,750            $    8,356
===========================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 20
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            1ST QUARTER                2ND QUARTER                3RD QUARTER
IN THOUSANDS                           1996            1995        1996          1995         1996           1995
- ----------------------------------------------------------------------------------------------------------------------
Net sales                           $  93,225        $100,221    $109,600      $114,166     $111,994      $123,199

Gross margin                           35,537          38,176      42,499        42,887       45,292        46,357

Pretax earnings (loss)                (13,322)(1)      (2,393)     (1,179)(3)     2,657(5)     4,238(6)    (22,750)(7)

Earnings (loss) before
  discontinued operations             (13,331)         (2,534)     (1,185)        2,285       4,231        (22,973)

Net earnings (loss)                      (678)(2)      (2,673)        514(4)       (516)      4,231        (93,160)(8)

Earnings (loss) per common share:
   Before discontinued operations        (.55)           (.11)       (.05)          .09         .17           (.95)
   Net earnings (loss)                   (.03)           (.11)        .02          (.02)        .17          (3.83)
======================================================================================================================

                                                                        4TH QUARTER                 FISCAL YEAR
IN THOUSANDS                                                        1996             1995        1996          1995
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                                          $119,756         $125,315    $434,575      $462,901

Gross margin                                                         49,504           45,520     172,832       172,940

Pretax earnings (loss)                                                6,007(9)         4,729      (4,256)      (17,757)

Earnings (loss) before discontinued operations                        6,004            4,708      (4,281)      (18,514)

Net earnings (loss)                                                   6,004           15,157(10)  10,071       (81,192)

Earnings (loss) per common share:
   Before discontinued operations                                       .24              .19        (.19)         (.77)
   Net earnings (loss)                                                  .24              .62         .40         (3.35)
======================================================================================================================

  (1)    Includes a restructuring charge of $14,113,000 (see Note 2).

  (2) Includes excess provision for discontinued operations of $12,653,000 (see Note 2).

  (3)    Includes a restructuring charge of $2,216,000 (see Note 2).

  (4) Includes excess provision for discontinued operations of $1,699,000 (see Note 2).

  (5) Includes $4,900,000 of additional gain on the divestiture of the Company's Canadian operations.

  (6) Includes a restructuring credit of $1,170,000 and a $978,000 charge for impaired assets (see Note 2).

  (7)    Includes a restructuring charge of $22,114,000 (see Note 2).

  (8)    Includes a provision for discontinued operations of $68,587,000 (see
         Note 2).

  (9)    Includes a restructuring credit of $1,013,000 (see Note 2).

 (10) Includes $10,449,000 gain from excess provision for discontinued operations (see Note 2).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                  PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 26, 1996 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

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

The following information regarding beneficial ownership on March 31, 1996 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                          CLASS OF               NO. OF          PERCENT OF
NAME AND ADDRESS                                           STOCK*                SHARES             CLASS
- ----------------                                          --------               ------          ----------
Pioneering Management Corporation                         Common                1,568,000(1)            6.4
60 State Street
Boston, MA 02109

                                                         CLASS OF               NO. OF           PERCENT OF
NAME AND ADDRESS                                           STOCK*               SHARES             CLASS
- ----------------                                         --------               ------           ----------
Jeannie Bussetti                                         Series 1                3,000               8.1
Ronald R. Bussetti
12 Carteret Drive
Pomona, NY 10970

Joseph Bussetti                                          Series 1                2,000               5.4
52 South Lilburn Drive
Garnerville, NY 10923

Ronald R. Bussetti                                       Series 1                2,000               5.4
12 Carteret Drive
Pomona, NY 10970

S. Robert Weltz, Jr.                                     Series 1                2,308               6.2
415 Hot Springs Road
Santa Barbara, CA 93108

Estate of Hyman Fuhrman, Deceased                        Series 3                1,081               5.5
c/o Sylvia Fuhrman
3801 South Ocean Drive
Hollywood, FL 33020

Clinton Grossman                                         Series 3                1,965(2)           10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Hazel Grossman                                           Series 3                1,074               5.5
3589 S. Ocean Blvd.
South Palm Beach, FL 33480

Roselyn Grossman                                         Series 3                1,965(2)           10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

                                                          CLASS OF               NO. OF          PERCENT OF
NAME AND ADDRESS                                            STOCK*               SHARES            CLASS
- ----------------                                          --------               ------          ----------
Stanley Grossman                                         Series 3                1,965(2)           10.0
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT 06604

Michael Miller, Trustee                                  Series 4                5,605              34.2
Under Will of David Evins
c/o Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY 10123

Mathew Evins                                             Series 4                2,571              15.7
c/o Evins Communications Ltd.
635 Madison Ave.
New York, NY 10022

Melissa Evins                                            Series 4                2,893              17.6
417 East 57th Street
New York, NY 10022

Reed Evins                                               Series 4                2,418              14.7
417 East 57th Street
Apt. 32B
New York, NY 10022

James H. Cheek, Jr.                                    Subordinated              2,413               8.0
221 Evelyn Avenue                                      Cumulative
Nashville, TN 37205                                    Preferred

- ---------------

* See Note 12 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)  This information is from a Schedule 13G dated January 8, 1996.

(2) Owned by a trust of which Roselyn Grossman, Stanley Grossman and Clinton Grossman are trustees.


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

                                    PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 31, 1996 and January 31, 1995
Consolidated Earnings, each of the three years ended January 31, 1996 Consolidated Cash Flows, each of the three years ended January 31, 1996 Consolidated Shareholders' Equity, each of the three years ended
  January 31, 1996
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES
II     -Reserves, each of the three years ended January 31, 1996

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 70.

EXHIBITS

    (3)    a.    By-laws of Genesco Inc. Incorporated by reference to Exhibit
                 (3)a to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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

    e. Description of Adjustable Life Insurance Plan for Key Executive Officers. Incorporated by reference to pages 23-24 under the heading "Executive Compensation Life and Medical Insurance
        Plans" in the Company's proxy statement dated May 6, 1992.
   f. 1996 Management Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
   g.   1997 Management Incentive Compensation Plan.
   h. Other Executive Officer Personal Benefits. Incorporated by reference to pages 10-17 under the heading "Executive
        Compensation" in the Company's proxy statement dated May 6, 1992.
   i. Restricted Stock Plan For Directors. Incorporated by reference to Exhibit (10)k to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
   j. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
   k. Loan Agreement dated as of January 5, 1996 among the Company and NationsBank of North Carolina, N.A. and First National Bank of Chicago.
   l. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's
        Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
   m. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993.
        Incorporated by reference to Exhibit (10)q to the Company's
        Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
   n. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York. Incorporated by reference to Exhibit 1 to the Registration Statement dated
        August 25, 1990 on Form 8-A.  First Amendment to the Rights
        Agreement dated as of August 8, 1990. Incorporated by reference to Exhibit (10)s to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991.
   o.   Employment agreement with William S. Wire, II, dated January 9,
        1993. Incorporated by reference to Exhibit (10) to the Company's Registration Statement on Form S-3 (No. 33-52858).
   p. Severance Agreement dated as of October 12, 1994, between the Company and E. Douglas Grindstaff. Incorporated by reference to Exhibit (10)y to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
   q. Severance Agreement dated as of October 12, 1994, between the Company and Thomas B. Clark. Incorporated by reference to
        Exhibit (10)z to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
   r. Form of Employment Continuation Agreement between the Company and certain executive officers. Incorporated by reference to Exhibit (10)aa to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1994.
   s. Nonqualified Stock Option Agreement as amended and restated through December 21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)x. to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
   t. Nonqualified Stock Option Agreement dated as of December 21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)y. to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

  (11)     Computation of earnings per share.
  (21)     Subsidiaries of the Company.
  (23)     Consent of Independent Public Accountants included on page 68.
  (24)     Power of Attorney
  (27)     Financial Data Schedule
  (99) Financial Statements and Report of Independent Accountants with respect to the Genesco Stock Savings Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21 and Financial Statements and Report of Independent Accountants to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)j and (10)o through (10)t are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.
- --------------

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K
None.

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35328, 33-35329 and 33-50248) of Genesco Inc. of our
report dated February 27, 1996 appearing on page 27 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-35328) of Genesco Inc. of our report dated April 2, 1996 appearing on page 1 of the January 31, 1996 Genesco Stock Savings Plan Financial Statements. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated April 2, 1996 appearing on page 1 of the January 31, 1996 Genesco Employee Stock Purchase Plan Financial Statements.




/s/ PRICE WATERHOUSE LLP

Nashville, Tennessee
April 30, 1996

                                 SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENESCO INC.


                                                    By:  /s/ James S. Gulmi
                                                         ---------------------------------------------
                                                         James S. Gulmi
                                                         Senior Vice President - Finance and Treasurer

Date: April 30, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1996.


/s/ David M. Chamberlain
- ----------------------------
David M. Chamberlain                  Chairman, President and Chief Executive
                                      Officer


/s/ James S. Gulmi
- ----------------------------
James S. Gulmi                        Senior Vice President - Finance and Treasurer
                                      (Principal Financial Officer)


/s/ Paul D. Williams
- ----------------------------
Paul D. Williams                      Chief Accounting Officer



Directors:


W. Lipscomb Davis, Jr.*               Joel C. Gordon*


John Diebold*                         William A. Williamson, Jr.*


Harry D. Garber*                      William S. Wire, II*



* By /s/ Roger G. Sisson
     -----------------------
     Roger G. Sisson
     Attorney-In-Fact

                                        GENESCO INC.

                                        AND CONSOLIDATED SUBSIDIARIES


                                        Financial Statement Schedules


                                        January 31, 1996

                                                                      SCHEDULE 2
                                       GENESCO INC.
                                       AND CONSOLIDATED SUBSIDIARIES
                                       Reserves


- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1996
- ------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER           INCREASES            ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS         (DECREASES)           BALANCE
- ------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                  $1,127           3,029           55 (1)         (2,146) (2)        $2,065
Allowance for cash discounts                117             -0-          -0-                  2  (3)           119
Allowance for sales returns                 540             -0-          -0-                (57) (4)           483
Allowance for customer deductions           258             -0-          -0-                726  (5)           984
Allowance for co-op advertising             537             -0-          -0-                  8  (6)           545
- ------------------------------------------------------------------------------------------------------------------
TOTALS                                   $2,579           3,029           55             (1,467)            $4,196
==================================================================================================================



- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1995
- ------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER           INCREASES            ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS         (DECREASES)           BALANCE
- ------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                  $2,065           1,222          117 (1)         (2,277) (2)        $1,127
Allowance for cash discounts                177             -0-          -0-                (60) (3)           117
Allowance for sales returns                 766             -0-          -0-               (226) (4)           540
Allowance for customer deductions           847             -0-          -0-               (589) (5)           258
Allowance for co-op advertising             719             -0-          -0-               (182) (6)           537
- ------------------------------------------------------------------------------------------------------------------
TOTALS                                   $4,574           1,222          117             (3,334)            $2,579
==================================================================================================================




- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1994
- ------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONS
                                                      ----------------------
                                                        CHARGED      CHARGED
                                      BEGINNING       TO PROFIT     TO OTHER           INCREASES            ENDING
IN THOUSANDS                            BALANCE        AND LOSS     ACCOUNTS         (DECREASES)           BALANCE
- ------------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                  $2,457           1,396            31 (1)        (1,819) (2)        $2,065
Allowance for cash discounts                150             -0-           -0-                27  (3)           177
Allowance for sales returns                 191             -0-           -0-               575  (4)           766
Allowance for customer deductions           -0-             -0-           -0-               847  (5)           847
Allowance for co-op advertising             961             -0-           -0-              (242) (6)           719
- ------------------------------------------------------------------------------------------------------------------
TOTALS                                   $3,759           1,396            31              (612)            $4,574
==================================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $279,000 in 1996, $248,000 in 1995, and $346,000 in 1994 to the addition above, the total bad debt expense amounted to $3,308,000 in 1996, $1,470,000 in 1995, and $1,742,000 in 1994.

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

See Note 3 to the Consolidated Financial Statements included in Item 8.