Form 10-Q
period 1996-04-30
GENESCO INC
filed 1996-06-14
CIK 18498

                                                                  [LOGO] GENESCO
- --------------------------------------------------------------------------------
(Mark One)                       FORM 10-Q
   [X]
              Quarterly Report Pursuant To
                Section 13 or 15(d) of the
           Securities Exchange Act of 1934
                         For Quarter Ended
                            April 30, 1996

   [ ]       Transition Report Pursuant To
                Section 13 or 15(d) of the
       Securities and Exchange Act of 1934

       Securities and Exchanges Commission
                    Washington, D.C. 20549
                Commission File No. 1-3083


                                            ------------------------------------
                                            GENESCO INC.
                                            A Tennessee Corporation
                                            I.R.S. No. 62-0211340
                                            Genesco Park
                                            1415 Murfreesboro
                                            Nashville, Tennessee 37217-2895
                                            Telephone 615/367-7000
                                            ------------------------------------

                                            Indicate by check mark whether the
                                            registrant (1) has filed all
                                            reports required to be filed by
                                            Section 13 or 15(d) of the
                                            Securities Exchange Act of 1934
                                            during the preceding 12 months (or
                                            such shorter period that the
                                            registrant was required to file
                                            such reports with the commission)
                                            and (2) has has been subject to
                                            such filing requirements for the
                                            past 90 days.

                                            Yes X  No
                                               ---   ---



- -----------------------------------------------------
Common Shares Outstanding June 7, 1996 - 24,456,597

INDEX
- --------------------------------------------------------------------------------
                                                                            PAGE
- --------------------------------------------------------------------------------
Part 1 - Financial Information                                                 3
- --------------------------------------------------------------------------------
Consolidated Balance Sheet - April 30, 1996, January 31, 1996 and
  April 30, 1995                                                               3
- --------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended
  April 30, 1996 and 1995                                                      4
- --------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended
  April 30, 1996 and 1995                                                      5
- --------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  January 31, 1996 and Three Months Ended April 30, 1996                       6
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                     7
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       15
- --------------------------------------------------------------------------------
Part II - Other Information                                                   22
- --------------------------------------------------------------------------------
Signature                                                                     23
- --------------------------------------------------------------------------------


                            PART I - FINANCIAL INFORMATION

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Balance Sheet
                            In Thousands



- ------------------------------------------------------------------------------
                                             APRIL 30,  JANUARY 31,  APRIL 30,
                                                1996        1996       1995
- ------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments               $ 34,003     $ 35,550   $ 11,224
Accounts receivable                             32,720       32,135     31,919
Inventories                                     86,619       84,930     86,219
Other current assets                             3,788        4,317      4,020
Current assets of operations to be divested        -0-          -0-     46,392
- ------------------------------------------------------------------------------
Total current assets                           157,130      156,932    179,774
- ------------------------------------------------------------------------------
Plant, equipment and capital leases, net        28,704       28,552     27,533
Other noncurrent assets                         12,215       12,322     13,652
Noncurrent assets of operations to be
  divested                                         -0-          -0-      1,781
- ------------------------------------------------------------------------------
TOTAL ASSETS                                  $198,049     $197,806   $222,740
==============================================================================

- ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------
CURRENT LIABILITIES
Notes payable                                 $    -0-     $    -0-   $  1,743
Current payments on capital leases               1,091        1,212      2,211
Accounts payable and accrued liabilities        43,203       43,686     56,763
Provision for discontinued operations            3,699        3,899     11,499
- ------------------------------------------------------------------------------
Total current liabilities                       47,993       48,797     72,216
- ------------------------------------------------------------------------------
Long-term debt                                  75,000       75,000     75,000
Capital leases                                   1,251        1,485      9,432
Other long-term liabilities                     25,806       25,265     22,356
Provision for discontinued operations           12,932       13,354     15,013
Contingent liabilities                               -            -          -
SHAREHOLDERS' EQUITY
 Non-redeemable preferred stock                  7,958        7,958      7,944
 Common shareholders' equity:
    Par value of issued shares                  24,912       24,844     24,832
    Additional paid-in capital                 121,843      121,715    121,677
    Accumulated deficit                        (93,545)     (94,511)  (105,260)
    Minimum pension liability adjustment        (8,244)      (8,244)    (2,613)
    Treasury shares, at cost                   (17,857)     (17,857)   (17,857)
- ------------------------------------------------------------------------------
Total shareholders' equity                      35,067       33,905     28,723
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $198,049     $197,806   $222,740
==============================================================================


The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Earnings
                            Three Months Ended April 30
                            In Thousands

- -------------------------------------------------------------------------------------
                                                                    1996       1995
- -------------------------------------------------------------------------------------
Net sales                                                        $ 100,219   $ 93,225
Cost of sales                                                       59,631     57,688
Selling and administrative expenses                                 37,806     36,366
Restructuring and other charges                                        -0-     14,113
- -------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                                          2,782    (14,942)
- -------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                                   2,632      2,313
  Interest income                                                     (430)       (85)
  Other expense (income)                                                79     (3,848)
- -------------------------------------------------------------------------------------
Total other (income) expenses, net                                   2,281     (1,620)
- -------------------------------------------------------------------------------------
Earnings (loss) before income taxes and discontinued operations        501    (13,322)
Income taxes (benefit)                                                (465)         9
- -------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations                         966    (13,331)
Discontinued operations:
  Operating loss                                                       -0-        -0-
  Excess provision for future losses                                   -0-     12,653
- -------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                              $     966   $   (678)
=====================================================================================

Earnings (loss) per common share:
  Before discontinued operations                                 $     .04   $   (.55)
  Discontinued operations                                        $     .00   $    .52
  Net earnings (loss)                                            $     .04   $   (.03)
=====================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Three Months Ended April 30
                            Consolidated Cash Flows
                            In Thousands

- --------------------------------------------------------------------------------------------------
                                                                                 1996        1995
- --------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                           $    966    $   (678)
Noncash charges to earnings:
  Excess provision for future losses                                               -0-     (12,653)
  Restructuring charge                                                             -0-      14,113
  Depreciation and amortization                                                  1,848       1,836
  Provision for losses on accounts receivable                                      994         531
  Other                                                                            269         178
- --------------------------------------------------------------------------------------------------
Net cash provided by operations before working capital and other changes         4,077       3,327
Effect on cash of changes in working capital and other assets and liabilities net of effect of business acquisitions:
   Accounts receivable                                                          (1,579)      1,637
   Inventories                                                                  (1,689)      3,500
   Other current assets                                                            529         320
   Accounts payable and accrued liabilities                                     (1,038)     (6,069)
   Other assets and liabilities                                                    475      (2,729)
- --------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                          775         (14)
- --------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                          (2,184)     (1,085)
  Proceeds from businesses divested and asset sales                                 32       1,103
- --------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (2,152)         18
- --------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net change in short-term borrowings                                              -0-       1,743
  Payments on capital leases                                                      (355)       (758)
  Exercise of options and warrants                                                 189         -0-
  Deferred note expense                                                             (4)        -0-
- --------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               (170)        985
- --------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                   (1,547)        989
Cash and short-term investments at beginning of year                            35,550      10,235
- --------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                $ 34,003    $ 11,224
==================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                                    $  4,206    $  4,296
  Income taxes                                                                    (479)        (22)
==================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Shareholders' Equity
                            In Thousands



- ---------------------------------------------------------------------------------------------------------------------
                                          TOTAL                                                     MINIMUM     TOTAL
                                 NON-REDEEMABLE                                                     PENSION    SHARE-
                                      PREFERRED    COMMON    PAID-IN   ACCUMULATED    TREASURY    LIABILITY  HOLDERS'
                                          STOCK     STOCK    CAPITAL       DEFICIT       STOCK   ADJUSTMENT    EQUITY
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                $ 7,943  $ 24,832  $ 121,670   $ (104,582)  $ (17,857)    $ (2,613)  $ 29,393
- ---------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-         8         15          -0-         -0-          -0-         23
Net earnings                                -0-       -0-        -0-       10,071         -0-          -0-     10,071
Minimum pension liability adjustment        -0-       -0-        -0-          -0-         -0-       (5,631)    (5,631)
Other                                        15         4         30          -0-         -0-          -0-         49
- ---------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                $ 7,958  $ 24,844  $ 121,715   $  (94,511)  $ (17,857)    $ (8,244)  $ 33,905
=====================================================================================================================
Net earnings                                -0-       -0-        -0-          966         -0-          -0-        966
Exercise of options                         -0-        68        121          -0-         -0-          -0-        189
Other                                       -0-       -0-          7          -0-         -0-          -0-          7
- ---------------------------------------------------------------------------------------------------------------------
BALANCE APRIL 30, 1996                  $ 7,958  $ 24,912  $ 121,843   $  (93,545)  $ (17,857)    $ (8,244)  $ 35,067
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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM STATEMENTS
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 1997 ("Fiscal 1997") and of the fiscal year ended January 31, 1996 ("Fiscal 1996"). The results of operations for any interim period are not necessarily indicative of results for the full year.
The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1996 and April 30, 1996, are short-term investments of $32,000,000 and $31,000,000, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of Fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter of Fiscal 1996, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores.

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1996 and April 30,1996, the Company had approximately $4.9 million and $8.7 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 2

ACCOUNTS RECEIVABLE

- -----------------------------------------------------------------------
                                           APRIL 30,        JANUARY 31,
IN THOUSANDS                                    1996               1996
- -----------------------------------------------------------------------
Trade accounts receivable                    $35,277            $33,068
Miscellaneous receivables                      3,475              3,263
- -----------------------------------------------------------------------
Total receivables                             38,752             36,331
Allowance for bad debts                       (3,582)            (2,065)
Other allowances                              (2,450)            (2,131)
- -----------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                      $32,720            $32,135
=======================================================================



NOTE 3

INVENTORIES

- -----------------------------------------------------------------------
                                           APRIL 30,        JANUARY 31,
IN THOUSANDS                                    1996               1996
- -----------------------------------------------------------------------
Raw materials                                $ 7,640            $ 9,229
Work in process                                3,425              3,792
Finished goods                                23,582             22,935
Retail merchandise                            51,972             48,974
- -----------------------------------------------------------------------
TOTAL INVENTORIES                            $86,619            $84,930
=======================================================================

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 4

PLANT, EQUIPMENT AND CAPITAL LEASES, NET

- -------------------------------------------------------------------------------
                                                   APRIL 30,        JANUARY 31,
IN THOUSANDS                                            1996               1996
- -------------------------------------------------------------------------------
Plant and equipment:
 Land                                               $    110           $     75
 Buildings and building equipment                      2,517              2,799
 Machinery, furniture and fixtures                    33,520             32,927
 Construction in progress                              1,873              1,114
 Improvements to leased property                      38,577             39,195
Capital leases:
 Land                                                     60                 60
 Buildings                                             2,195              2,195
 Machinery, furniture and fixtures                     7,376              7,392
- -------------------------------------------------------------------------------

Plant, equipment and capital leases, at cost          86,228             85,757
Accumulated depreciation and amortization:
 Plant and equipment                                 (50,430)           (50,355)
 Capital leases                                       (7,094)            (6,850)
- -------------------------------------------------------------------------------

NET PLANT, EQUIPMENT AND CAPITAL LEASES             $ 28,704           $ 28,552
===============================================================================

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 5
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
- --------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
- --------------------------------------------------------------------------------------------------------
                                                   EMPLOYEE   FACILITY         OTHER
                                                    RELATED   SHUTDOWN      CONTRACT
IN THOUSANDS                                          COSTS      COSTS   LIABILITIES     OTHER     TOTAL
- --------------------------------------------------------------------------------------------------------
Balance January 31, 1996                            $15,222    $    10       $    45   $ 1,976   $17,253
Charges and adjustments, net                           (546)        25           -0-      (101)     (622)
- --------------------------------------------------------------------------------------------------------
Balance April 30, 1996                               14,676         35            45     1,875    16,631
Current portion                                       1,759         35            45     1,860     3,699
- --------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
 DISCONTINUED OPERATIONS                            $12,917    $   -0-       $   -0-   $    15   $12,932
========================================================================================================

RESTRUCTURING RESERVES
- --------------------------------------------------------------------------------------------------------
                                                   EMPLOYEE   FACILITY         OTHER
                                                    RELATED   SHUTDOWN      CONTRACT
IN THOUSANDS                                          COSTS      COSTS   LIABILITIES     OTHER     TOTAL
- --------------------------------------------------------------------------------------------------------
Balance January 31, 1996                            $   956    $ 1,666       $    59   $   323   $ 3,004
Charges and adjustments, net                           (273)      (133)           (9)      (39)     (454)
- --------------------------------------------------------------------------------------------------------
Balance April 30, 1996                                  683      1,533            50       284     2,550
Current portion (included in accounts
  payable and accrued liabilities)                      683      1,386            50       284     2,403
- --------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
(INCLUDED IN OTHER LONG-TERM
 LIABILITIES)                                       $   -0-    $   147       $   -0-   $   -0-   $   147
========================================================================================================

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

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydro geological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments are planned to serve as a basis for the Company's remedial action plan for the site. The Company is presently unable to determine whether the implementation of the plan will have a material effect on its financial condition or results of operations.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing and acceptance of products being introduced to the market, international trade developments affecting Chinese and other foreign sourcing of products, as discussed in greater detail below, the outcome of various litigation and environmental contingencies, including those discussed in Item 1, Legal Proceedings, in Part II - Other Information and in Note 6 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses. They also include possible continued weakening of the western boot market, which has experienced a somewhat prolonged down cycle. Many western boot retailers are thinly capitalized. Continued weakness in demand for western boots could result in the failure of those retailers and, consequently, the erosion of the Company's customer base. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies during Fiscal 1997.

SIGNIFICANT DEVELOPMENTS

Revolving Credit Agreement
On January 5, 1996, the Company entered into a revolving credit agreement with two banks providing for loans or letters of credit of up to $35 million. The agreement expires January 5, 1999. This agreement replaced a $50 million revolving credit agreement providing for loans or letters of credit. See "Liquidity and Capital Resources."

International Trade Developments
Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1997 the Company expects to import approximately 18% of purchases from China. In addition to the products the Company imports, many of the Company's suppliers import a significant amount of their products from China. The United States has threatened trade sanctions of up to $2 billion if China does not do more to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status is also under review by the United States. The President of the United States has recommended the continuation of China's most-favored-nation's status for bilateral trade purposes. Failure of Congress to follow the President's recommendation to continue to grant most-favored-nation's treatment to China would raise duties and significantly increase the cost of footwear and other products imported from China into the United States. It could also materially affect the Company's ability to source those products from other countries, because the Company would have to compete with other footwear companies, some of whom buy substantially greater quantities and have substantially greater resources, for productive capacity in other low-labor cost countries. While the Company's divisions are developing contingency plans in case of negative developments in Chinese sourcing, there can be no assurance that such developments would not have a material adverse effect on the Company's business.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations



Fiscal 1995 Restructuring Substantially Completed
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors, on November 3, 1994, approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

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

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations in the first quarter ended April 30, 1996, which included an additional week versus a year ago, increased 21.1% from the previous year. The Company's total net sales (including both ongoing operations and, for the first quarter ended April 30, 1995, $10,447,000 of sales from the operations divested as part of the 1995 Restructuring) increased 7.5%. Total gross margin for the quarter increased 14.2% and increased as a percentage of net sales from 38.1% to 40.5%. Selling and administrative expenses increased 4.0% but decreased as a percentage of net sales from 39.0% to 37.7%. Pretax earnings in the first quarter ended April 30, 1996 were $501,000, compared to a pretax loss of $13,322,000 for the quarter ended April 30, 1995. The pretax loss for the first quarter ended April 30, 1995 includes a $14.1 million increase in the 1995 Restructuring Charge and recognition of a $1.8 million gain discussed below. The Company reported net earnings of $966,000 ($0.04 per share) for the first quarter ended April 30, 1996 compared to a net loss of $678,000 ($0.03 per share) in the first quarter ended April 30, 1995. The first quarter ended April 30, 1996 net earnings include a tax credit of $465,000. The first quarter ended April 30, 1995 net loss includes, in addition to the 1995 Restructuring Charge adjustment, a positive adjustment of $12.7 million to the 1995 Restructuring Provision.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


Footwear Retail

                                          Three Months
                                        Ended April 30,
                                     ----------------------         %
                                       1996          1995         Change
                                     --------      --------       ------
                                         (In Thousands)
      Net Sales .................... $ 59,035      $ 47,758        23.6%
      Operating Income ............. $  3,184      $  1,221       160.8%
      Operating Margin .............      5.4%          2.6%


Primarily due to an increase in comparable store sales of approximately 13% and seven additional selling days in the first quarter, net sales from footwear retail operations increased 23.6% in the quarter ended April 30, 1996 compared to the previous year despite the operation of 3% fewer stores in the first quarter ended April 30, 1996. The average price per pair increased 7% and unit sales increased 16% for the first quarter.

Gross margin as a percentage of net sales decreased from 50.0% to 49.7%, primarily from price pressures on branded products and changes in product mix to more branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses increased 13.9%, primarily due to increased selling salaries, advertising and rent expense, but decreased as a percentage of net sales from 47.8% to 44.1%.

Operating income in the first quarter ended April 30, 1996 was up 160.8% compared to the same period last year due to increased sales (including the additional week) and the lower expenses as a percent of sales.

Footwear Wholesale & Manufacturing

                                                 Three Months
                                                Ended April 30,
                                            ----------------------       %
                                              1996          1995       Change
                                            -------       --------    --------
                                            (In Thousands)
      Net Sales ........................... $41,184       $ 45,467      (9.4)%
      Net Sales - Ongoing ................. $41,184       $ 35,116      17.3%
      Operating Income before
        Restructuring and Other Charges ... $ 1,492       $  3,797     (60.7)%
      Restructuring and Other Charges ..... $   -0-       $ 14,113    (100.0)%
      Operating Income (Loss) ............. $ 1,492       $(10,316)      NA
      Operating Margin                          3.6%         (22.7)%

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations



Net sales from footwear wholesale and manufacturing operations were $4.3 million (9.4%) lower in the first quarter ended April 30, 1996 than in the same period last year, reflecting primarily the absence of sales in the first quarter ended April 30, 1996 from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 17.3%, reflecting primarily increased men's branded footwear and tanned leather sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales.

Gross margin in the first quarter ended April 30, 1996 decreased 3.4% compared to the same period last year, while gross margin as a percentage of net sales increased from 25.7% to 27.4%, primarily from changes in sales mix and the absence of the lower gross margins of the divested operations.

Operating expenses decreased 14.9% and decreased as a percentage of net sales from 25.3% to 23.8%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring.

Ongoing operations expenses increased as a percentage of sales from 20.1% to 23.8%, primarily due to higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand and higher bad debt expense reflecting continuing credit problems in the western boot market.

Included in the operating income before restructuring and other charges for the three months ended April 30, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. The decrease in operating income before restructuring and other charges and the import duty claim is due primarily to lower earnings in the Company's boot business reflecting higher bad debt expense and higher than normal returns related to the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses
Corporate and other expenses in the first three months ended April 30, 1996 were flat compared to the previous year.

Interest expense increased $319,000, or 14%, from last year due to interest expense incurred for the union pension liability as a result of the 1995 Restructuring Provision, while interest income increased $345,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during the three months ended April 30, 1996 or April 30, 1995.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


Other Income
Operating results of businesses to be divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for the three months ended April 30, 1995. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the three months ended April 30, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $2.0 million for the three months ended April 30, 1995. Also included in other income for the three months ended April 30, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                            April 30,
                                                       -------------------
                                                        1996         1995
                                                       ------       ------
Cash and short-term investments ...................... $ 34.0       $ 11.2
Working capital ...................................... $109.1       $107.6
Long-term debt (includes current maturities) ......... $ 75.0       $ 75.0
Current ratio ........................................    3.3x         2.5x


Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $775,000 in the first three months of Fiscal 1997 compared to $14,000 used in operating activities last year. The $789,000 improvement in cash flow from operating activities between the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996 reflects primarily the increase in net earnings for the first quarter.

A $1.7 million increase in inventories from January 31, 1996 levels reflected in the Consolidated Cash Flows Statement reflects the buildup of inventory associated with the introduction of the Larry Mahan brand and planned seasonal increases. The $400,000 increase in inventories compared with April 30, 1995 reflects the introduction of the Larry Mahan brand.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at April 30, 1996 increased $1.6 million compared to January 31, 1996 and accounts receivable at April 30, 1996 were $801,000 greater than at April 30, 1995, primarily due to increased sales of men's branded footwear and tanned leather.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations



Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at April 30, 1996 and 1995 is as follows:


                                                   Three Months Ended April 30,
                                                   ----------------------------
  (In Thousands)                                    1996                 1995
                                                   -------              -------
  Accounts payable ............................... $ 5,371              $ 3,693
  Accrued liabilities ............................  (6,409)              (9,762)
                                                   -------              -------
                                                   $(1,038)             $(6,069)
                                                   =======              =======

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the three months ended April 30, 1996, as cash generated from operations and cash on hand funded capital expenditures. There were no revolving credit borrowings during the three months ended April 30, 1995, as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations.

Capital Expenditures
Total capital expenditures in Fiscal 1997 are expected to be approximately $13.4 million. These include expected retail expenditures of $8.6 million to open approximately 50 new retail stores and to complete 41 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $4.8 million.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1997. The approximately $6.1 million of costs associated with the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $9.0 million of letters of credit outstanding under the revolving credit agreement at April 30, 1996.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations



The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At April 30, 1996, that pool was in a $108.4 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company currently has dividend arrearages in the amount of $754,658 and is unable to predict when dividends may be reinstated.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On May 28, 1996, the Company and certain other industrial users of the wastewater treatment system in Muskegon County, Michigan, filed a motion to intervene in litigation pending in the Circuit Court for the County of Muskegon between the City of Whitehall and Muskegon County. The City originally brought suit against the County challenging a temporary transfer to a unit of local government for use by an area landfill of a contract-based wastewater capacity allocation by the Company's Whitehall Leather operation. The City alleged that the transfer was improper and should be voided. The City amended its complaint to address certain broader issues of wastewater capacity allocation in the treatment system, whereupon the industrial users, including the Company, sought to intervene. While management believes that the litigation involves issues of significance to the operations of its Whitehall Leather facility, it does not presently expect that the outcome of the litigation will have a material effect on the Company's financial condition or results of operations.

See Note 6 to the Consolidated Financial Statements for discussion of other legal proceedings to which the Company is a party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At April 30, 1996 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                     ARREARAGE
                                                      -------------------------------------
                                    DATE DIVIDENDS     BEGINNING        THIS        END OF
CLASS OF STOCK                          PAID TO       OF QUARTER      QUARTER      QUARTER
- -------------------------------------------------------------------------------------------
$2.30 Series 1                    October 31, 1993     $192,738       $21,409      $214,147
$4.75 Series 3                    October 31, 1993      209,817        23,313       233,130
$4.75 Series 4                    October 31, 1993      175,403        19,489       194,892
$1.50 Subordinated Cumulative
  Preferred                       October 31, 1993      101,232        11,257       112,489
- -------------------------------------------------------------------------------------------
TOTALS                                                 $679,190       $75,468      $754,658
===========================================================================================


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(11)    Computation of earnings per common and common share equivalent.

(27)    Financial Data Schedule (for SEC use only)

- ------------

REPORTS ON FORM 8-K
None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi
- ------------------
James S. Gulmi
Chief Financial Officer
June 14, 1996