Form 10-Q
period 1996-07-31
GENESCO INC
filed 1996-09-16
CIK 18498

                                                                 [GENESCO
                                                                    LOGO]
- --------------------------------------------------------------------------------
(Mark One)                   FORM 10-Q
  [ X ]   Quarterly Report Pursuant To
            Section 13 or 15(d) of the
       Securities Exchange Act of 1934
                     For Quarter Ended
                         July 31, 1996

  [   ]  Transition Report Pursuant To
            Section 13 or 15(d) of the
   Securities and Exchange Act of 1934

   Securities and Exchanges Commission
                Washington, D.C. 20549
            Commission File No. 1-3083


                                      ------------------------------------------
                                      GENESCO INC.
                                      A Tennessee Corporation
                                      I.R.S. No. 62-0211340
                                      Genesco Park
                                      1415 Murfreesboro Road
                                      Nashville, Tennessee 37217-2895
                                      Telephone 615/367-7000

                                      ------------------------------------------

                                      Indicate by check mark whether the
                                      registrant (1) has filed all reports
                                      required to be filed by Section 13 or
                                      15(d) Securities Exchange Act of 1934
                                      during the preceding 12 months (or
                                      such shorter period that the registrant
                                      was required to file such reports with
                                      the commission) and (2)has has been
                                      subject to such filing requirements for
                                      the past 90 days.
                                      Yes  X   No
                                         -----   -----




- --------------------------------------------------------
Common Shares Outstanding September 6, 1996 - 24,511,284

INDEX

                                                                           PAGE

     Part 1 - Financial Information                                           3

     Consolidated Balance Sheet - July 31, 1996, January 31, 1996 and
       July 31, 1995                                                          3

     Consolidated Earnings - Three Months Ended and Six Months Ended
       July 31, 1996 and 1995                                                 4

     Consolidated Cash Flows - Three Months Ended and Six Months Ended
       July 31, 1996 and 1995                                                 5

     Consolidated Shareholders' Equity - Year Ended
       January 31, 1996 and Six Months Ended July 31, 1996                    6

     Notes to Consolidated Financial Statements                               7

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 15

     Part II - Other Information                                             25

     Signature                                                               27


                             PART I - FINANCIAL INFORMATION

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Consolidated Balance Sheet
                             In Thousands



                                               JULY 31,  JANUARY 31,  JULY 31,
                                                   1996         1996      1995
  ----------------------------------------------------------------------------
  ASSETS
  ----------------------------------------------------------------------------
  CURRENT ASSETS
  Cash and short-term investments              $ 30,560     $ 35,550  $  5,388
  Accounts receivable                            35,389       32,135    33,916
  Inventories                                    94,456       84,930    89,427
  Other current assets                            3,697        4,317     4,133
  Current assets of operations to be divested       -0-          -0-    35,482
  ----------------------------------------------------------------------------
  Total current assets                          164,102      156,932   168,346
  ----------------------------------------------------------------------------
  Plant, equipment and capital leases, net       30,285       28,552    28,126
  Other noncurrent assets                        12,102       12,322    13,533
  Noncurrent assets of operations to be
    divested                                        -0-          -0-     1,629
  ----------------------------------------------------------------------------
  TOTAL ASSETS                                 $206,489     $197,806  $211,634
  ============================================================================
  ----------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ----------------------------------------------------------------------------
  CURRENT LIABILITIES
  Notes payable                                $    -0-     $    -0-  $  3,034
  Current payments on capital leases                968        1,212     1,614
  Accounts payable and accrued liabilities       48,679       43,686    57,957
  Provision for discontinued operations           3,894        3,899     4,806
  ----------------------------------------------------------------------------
  Total current liabilities                      53,541       48,797    67,411
  ----------------------------------------------------------------------------
  Long-term debt                                 75,000       75,000    75,000
  Capital leases                                  1,063        1,485     2,065
  Other long-term liabilities                    26,887       25,265    23,310
  Provision for discontinued operations          12,470       13,354    14,604
  Contingent liabilities                              -            -         -
  SHAREHOLDERS' EQUITY
   Non-redeemable preferred stock                 7,962        7,958     7,944
   Common shareholders' equity:
      Par value of issued shares                 25,000       24,844    24,832
      Additional paid-in capital                122,139      121,715   121,684
      Accumulated deficit                       (91,472)     (94,511) (104,746)
      Minimum pension liability adjustment       (8,244)      (8,244)   (2,613)
      Treasury shares, at cost                  (17,857)     (17,857)  (17,857)
  ----------------------------------------------------------------------------
  Total shareholders' equity                     37,528       33,905    29,244
  ----------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $206,489     $197,806  $211,634
  ============================================================================

The accompanying Notes are an integral part of these Financial Statements.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Consolidated Earnings
                             In Thousands




- -------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JULY 31,                      JULY 31,
                                                          ---------------------            ------------------
                                                              1996         1995                1996      1995
- -------------------------------------------------------------------------------------------------------------
Net sales                                                 $102,955     $109,600          $203,174    $202,825
Cost of sales                                               62,142       67,101           121,773     124,789
Selling and administrative expenses                         36,389       37,823            74,195      74,189
Restructuring and other charges                                -0-        2,216               -0-      16,329
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
  other income and expenses                                  4,424        2,460             7,206     (12,482)
- -------------------------------------------------------------------------------------------------------------
Other expenses (income):
  Interest expense                                           2,541        2,617             5,173       4,930
  Interest income                                             (432)         (68)             (862)       (153)
  Other expense (income)                                       214        1,090               293      (2,758)
- -------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                           2,323        3,639             4,604       2,019
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes
   and discontinued operations                               2,101       (1,179)            2,602     (14,501)
Income taxes (benefit)                                          28            6              (437)         15
- -------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations               2,073       (1,185)            3,039     (14,516)
Discontinued operations:
  Excess provision for future losses                           -0-        1,699               -0-      14,352
- -------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                        $ 2,073     $    514          $  3,039    $   (164)
=============================================================================================================

Earnings (loss) per common share:
  Before discontinued operations                          $    .08     $   (.05)         $    .11    $   (.60)
  Discontinued operations                                 $    .00     $    .07          $    .00    $    .59
  Net earnings (loss)                                     $    .08     $    .02          $    .11    $   (.01)
=============================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Consolidated Cash Flows
                                     In Thousands



- -------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                          JULY 31,             JULY 31,
                                                               --------------------  ------------------
                                                                   1996        1995      1996      1995
- -------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                            $  2,073    $    514  $  3,039  $   (164)
Noncash charges to earnings:
  Excess provision for future losses                                -0-      (1,699)      -0-   (14,352)
  Restructuring charge                                              -0-       2,216       -0-    16,329
  Depreciation and amortization                                   1,909       1,751     3,757     3,587
  Provision for losses on accounts receivable                       607         192     1,601       723
  Other                                                             316          83       585       261
- -------------------------------------------------------------------------------------------------------
Net cash provided by operations before
  working capital and other changes                               4,905       3,057     8,982     6,384
Effect on cash of changes in working capital and other assets and liabilities:
     Accounts receivable                                         (3,276)      1,897    (4,855)    3,534
     Inventories                                                 (7,838)       (134)   (9,527)    3,366
     Other current assets                                            91          84       620       404
     Accounts payable and accrued liabilities                     5,877      (2,413)    4,839    (8,482)
     Other assets and liabilities                                   284         402       759    (2,327)
- ------------------------------------------------------------------------------------------------------
Net cash provided by operations                                      43       2,893       818     2,879
- -------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                           (3,554)     (2,443)   (5,738)   (3,528)
  Proceeds from businesses divested and asset sales                   8         387        40     1,490
- -------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (3,546)     (2,056)   (5,698)   (2,038)
- ------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net change in short-term borrowings                               -0-       1,291       -0-     3,034
  Payments on capital leases                                       (320)     (7,964)     (675)   (8,722)
  Exercise of options and warrants                                  380         -0-       569       -0-
  Other                                                             -0-         -0-        (4)      -0-
- -------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  60      (6,673)     (110)   (5,688)
- ------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                    (3,443)     (5,836)   (4,990)   (4,847)
Cash and short-term investments at
  beginning of year                                               34,003     11,224    35,550    10,235
- -------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                 $  30,560   $  5,388  $ 30,560  $  5,388
=======================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                     $  4,646    $    225  $  8,852  $  4,520
  Income taxes                                                        8        (745)     (471)     (767)
=======================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Consolidated Shareholders' Equity
                                In Thousands

- ----------------------------------------------------------------------------------------------------------------------------------
                                                 TOTAL                                                        MINIMUM        TOTAL
                                        NON-REDEEMABLE                                                        PENSION       SHARE-
                                             PREFERRED      COMMON      PAID-IN  ACCUMULATED    TREASURY    LIABILITY     HOLDERS'
                                                 STOCK       STOCK      CAPITAL      DEFLICT       STOCK   ADJUSTMENT       EQUITY
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995                       $  7,943  $  24,832    $ 121,670    $(104,582)  $ (17,857)    $  (2,613)  $  29,393
- ----------------------------------------------------------------------------------------------------------------------------------
Excercise of options                                -0-          8           15          -0-         -0-           -0-          23
Net earnings                                        -0-        -0-          -0-       10,071         -0-           -0-      10,071
Minimum pension liability adjustment                -0-        -0-          -0-          -0-         -0-        (5,631)     (5,631)
Other                                                15          4           30          -0-         -0-           -0-          49
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996                      $   7,958  $  24,844    $ 121,715    $ (94,511)  $ (17,857)    $  (8,244)  $  33,905
==================================================================================================================================
Net earnings                                        -0-        -0-          -0-        3,039         -0-           -0-       3,039
Exercise of options                                 -0-        156          414          -0-         -0-           -0-         570
Other                                                 4        -0-           10          -0-         -0-           -0-          14
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1996                         $   7,962  $  25,000    $ 122,139    $ (91,472)  $ (17,857)    $  (8,244)  $  37,528
==================================================================================================================================

The accompanying Notes are an integral part of these Financial Statements

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM STATEMENTS
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 1997 ("Fiscal 1997") and of the fiscal year ended January 31, 1996 ("Fiscal 1996"). The results of operations for any interim period are not necessarily indicative of results for the full year.
The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1996 and July 31, 1996, are short-term investments of $32.0 million and $27.6 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1996 and July 31,1996, the Company had approximately $4.9 million and $8.5 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements




NOTE 2
ACCOUNTS RECEIVABLE
- -----------------------------------------------------------------------------
                                                        JULY 31,  JANUARY 31,
IN THOUSANDS                                                1996         1996
- -----------------------------------------------------------------------------
Trade accounts receivable                                $38,202      $33,068
Miscellaneous receivables                                  3,454        3,263
- -----------------------------------------------------------------------------
Total receivables                                         41,656       36,331
Allowance for bad debts                                   (3,708)      (2,065)
Other allowances                                          (2,559)      (2,131)
- -----------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                  $35,389      $32,135
=============================================================================



NOTE 3
INVENTORIES
- -----------------------------------------------------------------------------
                                                        JULY 31,  JANUARY 31,
IN THOUSANDS                                                1996         1996
- -----------------------------------------------------------------------------
Raw materials                                            $ 8,076      $ 9,229
Work in process                                            3,667        3,792
Finished goods                                            27,722       22,935
Retail merchandise                                        54,991       48,974
- -----------------------------------------------------------------------------
TOTAL INVENTORIES                                        $94,456      $84,930
=============================================================================

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements




NOTE 4
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
- ----------------------------------------------------------------------------
                                                       JULY 31,  JANUARY 31,
IN THOUSANDS                                               1996         1996
- ----------------------------------------------------------------------------
Plant and equipment:
  Land                                                 $    214     $     75
  Buildings and building equipment                        2,570        2,799
  Machinery, furniture and fixtures                      33,986       32,927
  Construction in progress                                2,709        1,114
  Improvements to leased property                        38,854       39,195
Capital leases:
  Land                                                       60           60
  Buildings                                               2,195        2,195
  Machinery, furniture and fixtures                       7,381        7,392
- ----------------------------------------------------------------------------
Plant, equipment and capital leases, at cost             87,969       85,757
Accumulated depreciation and amortization:
  Plant and equipment                                   (50,350)     (50,355)
  Capital leases                                         (7,334)      (6,850)
- ----------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                $ 30,285     $ 28,552
============================================================================

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements


NOTE 5
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES



PROVISION FOR DISCONTINUED OPERATIONS
- -------------------------------------------------------------------------------------------
                                         EMPLOYEE  FACILITY        OTHER
                                          RELATED  SHUTDOWN     CONTRACT
IN THOUSANDS                                COSTS     COSTS  LIABILITIES    OTHER     TOTAL
- -------------------------------------------------------------------------------------------
Balance January 31, 1996                  $15,222    $   10       $   45   $1,976   $17,253
Charges and adjustments, net               (1,011)      (10)          15      117      (889)
- -------------------------------------------------------------------------------------------
Balance July 31, 1996                      14,211       -0-           60    2,093    16,364
Current portion                             1,764       -0-           60    2,070     3,894
- -------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
 DISCONTINUED OPERATIONS                  $12,447    $  -0-       $  -0-   $   23   $12,470
===========================================================================================

RESTRUCTURING RESERVES
- -------------------------------------------------------------------------------------------
                                         EMPLOYEE  FACILITY        OTHER
                                          RELATED  SHUTDOWN     CONTRACT
IN THOUSANDS                                COSTS     COSTS  LIABILITIES    OTHER     TOTAL
- -------------------------------------------------------------------------------------------
Balance January 31, 1996                  $   956    $1,666       $   59   $  323   $ 3,004
Charges and adjustments, net                 (427)     (220)          (9)      (9)     (665)
- -------------------------------------------------------------------------------------------
Balance July 31, 1996                         529     1,446           50      314     2,339
Current portion (included in accounts
 payable and accrued liabilities)             529     1,304           50      314     2,197
- -------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
 (INCLUDED IN OTHER LONG-TERM
 LIABILITIES)                             $   -0-    $  142       $  -0-   $  -0-   $   142
===========================================================================================

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

The environmental authorities have issued decisions selecting plans of remediation with respect to the Johnstown and Gloversville sites which have total estimated costs of $8.8 million and $12.2 million, respectively.

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

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by the Company or a former subsidiary from 1965 to 1969, and that it considers the Company a potentially responsible party. The Department has also proposed a form of consent order whereby the Company would assume responsibility for an interim remediation measure with regard to the site. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection, has not entered into the consent order with the Department, and is unable to predict whether its own liability, if any, will have a material effect on its financial condition or results of operations.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements


NOTE 6
LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydro geological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site and groundwater have been performed and an additional study of adjoining lake sediments is planned to serve as a basis for the Company's remedial action plan for the site. The Company is presently unable to determine whether the implementation of the plan will have a material effect on its financial condition or results of operations.

Preferred Shareholder Action
On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York. The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgement filed on behalf of the plaintiffs. On September 6, 1996, the court granted the defendants' motion for summary judgment regarding certain alleged misrepresentations by one of the Company's officers and the plaintiffs motion regarding the existence and breach of fiduciary duties owed by the Company to the plaintiffs. It denied the defendants' and plaintiffs' motions for summary judgment in other respects. The Company and the individual defendants intend to defend the action vigorously. The Company is unable to predict if the action will have a material adverse effect on the Company's results of operations or financial condition.

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

International Trade Developments
Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1997 the Company expects to import approximately 18% of purchases from China. In addition to the products the Company imports, many of the Company's suppliers import a significant amount of their products from China. China's most favored nation trading status was renewed for an additional year in June 1996, and a congressional effort to reverse the renewal failed in July. Additionally, the U.S. did not impose threatened trade sanctions against China in connection with a dispute over inadequate protection of intellectual property in China. Thus, while disruptions of supply from China related to trade disputes does not appear to constitute a substantial threat to the Company's business and prospects in the immediate future, there can be no assurance that a subsequent failure by the U.S. to grant the annual extension of most favored nation status to China or other disruptions in the Company's ability to import shoes from China will not occur, or that any such disruption would not have a material adverse effect on the Company's operations.

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

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations in the second quarter ended July 31, 1996 increased 13.4% from the previous year. The Company's total net sales (including both ongoing operations and, for the second quarter ended July 31, 1995, $18,792,000 of sales from the operations divested as part of the 1995 Restructuring) decreased 6.1%. Total gross margin for the quarter decreased 4.0% but increased as a percentage of net sales from 38.8% to 39.6%. Selling and administrative expenses decreased 3.8% but increased as a percentage of net sales from 34.5% to 35.3%. Pretax earnings in the second quarter ended July 31, 1996 were $2,101,000, compared to a pretax loss of $1,179,000 for the quarter ended July 31, 1995. The pretax loss for the second quarter ended July 31, 1995 includes a $2.2 million increase in the 1995 Restructuring Charge.
The Company reported net earnings of $2,073,000 ($0.08 per share) for the second quarter ended July 31, 1996 compared to net earnings of $514,000 ($0.02 per share) in the second quarter ended July 31, 1995. The second quarter ended July 31, 1995 net earnings includes, in addition to the 1995 Restructuring Charge adjustment, a positive adjustment of $1.7 million to the 1995 Restructuring Provision.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations


- --------------------------------------------------------------------------------
Footwear Retail

                                              Three Months
                                              Ended July 31,
                                           --------------------     %
                                             1996        1995     Change
                                           --------    --------   ------
                                               (In Thousands)
       Net Sales ......................... $ 61,847    $ 54,581     13.3%
       Operating Income .................. $  4,244    $  2,979     42.5%
       Operating Margin ..................      6.9%        5.5%


Primarily due to an increase in comparable store sales of approximately 11%, net sales from footwear retail operations increased 13.3% in the quarter ended July 31, 1996 compared to the previous year despite the operation of 2% fewer stores in the second quarter ended July 31, 1996. The average price per pair increased 5% and unit sales increased 10% for the second quarter.

The Company's second quarter comparable store sales were as follows:


               Jarman Retail                                 +11%
               Jarman Lease                                  +10%
               Journeys                                      +24%
               Johnston & Murphy (including factory stores)  + 9%
               Other Outlet Stores                           -13%
               Total Retail                                  +11%


The Jarman Lease comparable store increase was aided by a 7% increase in the average square footage due to remodeling while the other outlet store decline was due to the continued weakness in demand for western boot products.

Gross margin as a percentage of net sales decreased from 49.0% to 48.2%, primarily from changes in product mix to more branded products as well as increased markdowns to stimulate sales in the Company's boot outlets.
Operating expenses increased 7.3%, primarily due to increased selling salaries, advertising, rent expense and increased divisional management expenses to support the new store growth, but decreased as a percentage of net sales from 43.5% to 41.2%.

Operating income in the second quarter ended July 31, 1996 was up 42.5% compared to the same period last year due to increased sales and the lower expenses as a percent of sales.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations






Footwear Wholesale & Manufacturing

                                                Three Months
                                               Ended July 31,
                                             ------------------     %
                                                1996       1995   Change
                                             -------   --------  -------
                                               (In Thousands)
       Net Sales ..........................  $41,108    $55,019  (25.3)%
       Net Sales - Ongoing ................  $41,108    $36,227    13.5%
       Operating Income before
         Restructuring and Other Charges ..  $ 2,299    $ 2,710  (15.2)%
       Restructuring and Other Charges ....  $   -0-    $(2,216)  100.0%
       Operating Income ...................  $ 2,299    $   494   365.4%
       Operating Margin ...................      5.6%       0.9%


Net sales from footwear wholesale and manufacturing operations were $13.9 million (25.3%) lower in the second quarter ended July 31, 1996 than in the same period last year, reflecting primarily the absence of sales in the second quarter ended July 31, 1996 from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 13.5%, reflecting primarily increased men's branded footwear sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. The increase in branded sales was aided by an increase in product assortment by key retailers.

Gross margin in the second quarter ended July 31, 1996 decreased 30.2% compared to the same period last year and gross margin as a percentage of net sales also decreased from 28.6% to 26.8%, primarily from the absence of higher gross margins of the divested operations. Gross margin for ongoing operations increased 11.5% but decreased as a percentage of sales from 27.2% to 26.8% primarily from changes in sales mix and start-up problems associated with the introduction of the Larry Mahan boot brand.

Operating expenses decreased 27.1% and decreased as a percentage of net sales from 21.7% to 21.2%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Ongoing operations expenses increased as a percentage of sales from 19.9% to 21.2%, primarily due to higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand and higher bad debt expense reflecting continuing credit problems in the western boot market and higher royalty expenses.

The decrease in operating income before restructuring and other charges is due primarily to lower earnings in the Company's boot business reflecting higher bad debt expense related to the

GENESCO INC.
AND CONSOLIDATED SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations





continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses
Corporate and other expenses in the second quarter ended July 31, 1996 were $2.3 million compared to $2.1 million the previous year, an increase of 11%. Included in this year's corporate and other expenses is a $150,000 provision for environmental litigation. The increase in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to increased bonus accruals based on the Company's increased earnings.

Interest expense decreased $76,000, or 3%, from last year, while interest income increased $364,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 1996 while borrowings averaged $44,000 during the three months ended July 31, 1995.

Other Income
Operating results of businesses to be divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for the three months ended July 31, 1995. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these gains from the Company's results of operations for the three months ended July 31, 1995 is presented as other expense in the Consolidated Earnings Statement. Such operating gains totalled $1.0 million for the three months ended July 31, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31 FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations for the six months ended July 31, 1996, which included an additional week versus a year ago, increased 17.0% from the previous year. The Company's total net sales (including both ongoing operations and, for the six months ended July 31, 1995, $29,239,000 of sales from the operations divested as part of the 1995 Restructuring) increased 0.2%. Total gross margin for the six months increased 4.3% and increased as a percentage of net sales from 38.5% to 40.1%. Selling and administrative expenses were flat with the previous year but decreased as a percentage of net sales from 36.6% to 36.5%. Pretax earnings for the six months ended July 31, 1996 were $2,602,000, compared to a pretax loss of $14,501,000 for the six months ended July 31, 1995. The pretax loss for the six months ended July 31, 1995 includes a $16.3 million increase in the 1995 Restructuring Charge and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. The Company reported net earnings of $3,039,000 ($0.11 per share) for the six months ended July 31, 1996 compared to a net loss of $164,000 ($0.01 per share) for the six months ended July 31, 1995. The six months ended July 31, 1995 net loss includes, in addition to the 1995 Restructuring Charge adjustment, a positive adjustment of $14.4 million to the 1995 Restructuring Provision.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations





Footwear Retail

                                          Six Months
                                        Ended July 31,
                                     --------------------    %
                                         1996       1995   Change
                                     --------   ---------  ------
                                        (In Thousands)
                Net Sales .........  $120,882   $102,339    18.1%
                Operating Income ..  $  7,428   $  4,200    76.9%
                Operating Margin ..       6.1%       4.1%


Primarily due to an increase in comparable store sales of approximately 12% and seven additional selling days in the six months, net sales from footwear retail operations increased 18.1% for the six months ended July 31, 1996 compared to the previous year despite the operation of 2% fewer stores for the six months ended July 31, 1996. The average price per pair increased 6% and unit sales increased 12% for the six months ended July 31, 1996.

The Company's six month comparable store sales were as follows:


               Jarman Retail                                 +11%
               Jarman Lease                                  +14%
               Journeys                                      +21%
               Johnston & Murphy (including factory stores)  +10%
               Other Outlet Stores                           - 8%
               Total Retail                                  +12%


The Jarman Lease comparable store increase was aided by a 6% increase in the average square footage due to remodeling while the other outlet store decline was due to the continued weakness in demand for western boot products.

Gross margin as a percentage of net sales decreased from 49.5% to 48.9%, primarily from increased markdowns to stimulate sales in the Company's boot outlets and changes in product mix to more branded products. Operating expenses increased 10.5%, primarily due to increased selling salaries, advertising and rent expense and increased divisional management expenses to support the new store growth, but decreased as a percentage of net sales from 45.6% to 42.6%.

Operating income for the six months ended July 31, 1996 was up 76.9% compared to the same period last year due to increased sales (including the additional week) and the lower expenses as a percent of sales.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations






Footwear Wholesale & Manufacturing


                                           Six Months
                                          Ended July 31,
                                        --------------------     %
                                            1996        1995   Change
                                        --------    --------  -------
                                        (In Thousands)

            Net Sales ................   $82,292    $100,486   (18.1)%
            Net Sales - Ongoing ......   $82,292    $ 71,343    15.3 %
            Operating Income before
              Restructuring Charges ..   $ 3,791    $  6,507   (41.7)%
            Restructuring Charges ....   $   -0-    $(16,329)  100.0 %
            Operating Income (Loss) ..   $ 3,791    $ (9,822)     NA
            Operating Margin .........       4.6%       (9.8)%


Net sales from footwear wholesale and manufacturing operations were $18.2 million (18.1%) lower for the six months ended July 31, 1996 than in the same period last year, reflecting primarily the absence of sales in the six months ended July 31, 1996 from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 15.3%, reflecting primarily increased men's branded footwear and tanned leather sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. The increase in branded sales was aided by an increase in product assortment by key retailers.

Gross margin for the six months ended July 31, 1996 decreased 18.8% compared to the same period last year and gross margin as a percentage of net sales also decreased from 27.3% to 27.1%, primarily from the absence of the higher gross margins of the divested operations. Gross margin for ongoing operations increased 17.6% and increased as a percentage of sales from 26.6% to 27.1% primarily from changes to a higher margin sales mix.

Operating expenses decreased 21.1% and decreased as a percentage of net sales from 23.4% to 22.5%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Ongoing operations expenses increased as a percentage of sales from 20.0% to 22.5%, primarily due to higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand and higher bad debt expense reflecting continuing credit problems in the western boot market and higher royalty expenses.

Included in the operating income before restructuring and other charges for the six months ended July 31, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. The decrease in operating income before restructuring and other charges and the import duty claim is due primarily to lower earnings in the Company's boot business reflecting higher bad debt expense and higher than normal returns related to the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations






Corporate and Interest Expenses
Corporate and other expenses for the six months ended July 31, 1996 were $4.3 million compared to $4.1 million the previous year, an increase of 5%. Included in this year's corporate and other expenses is a $150,000 provision for environmental litigation. The increase in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to increased bonus accruals based on the Company's increased earnings.

Interest expense increased $243,000, or 5%, from last year due to interest expense incurred for the union pension liability as a result of the 1995 Restructuring Provision, while interest income increased $709,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 1996 while borrowings averaged $22,000 during the six months ended July 31, 1995.

Other Income
Operating results of businesses to be divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for the six months ended July 31, 1995. The net operating losses incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the six months ended July 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $0.9 million for the six months ended July 31, 1995. Also included in other income for the six months ended July 31, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.



                                                     July 31,
                                                 ---------------
                                                  1996     1995
                                                 ------   ------
Cash and short-term investments ..............   $ 30.6   $  5.4
Working capital ..............................   $110.6   $100.9
Long-term debt (includes current
 maturities) .................................   $ 75.0   $ 75.0
Current ratio ................................      3.1x     2.5x



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

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations






Cash provided by operating activities was $818,000 in the first six months of Fiscal 1997 compared to $2,879,000 for the same period last year. The $2.1 million reduction in cash flow from operating activities between the first six months of Fiscal 1997 and the first six months of Fiscal 1996 reflects primarily changes in accrued liabilities from bonus payments earned in Fiscal 1996.

A $9.5 million increase in inventories from January 31, 1996 levels reflected in the Consolidated Cash Flows Statement reflects planned seasonal increases as well as the introduction of the Larry Mahan boot brand. The $5.0 million increase in inventories compared with July 31, 1995 reflects the buildup of inventory to support the increased level of sales and the additional inventory associated with the introduction of the Larry Mahan brand.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at July 31, 1996 increased $4.9 million compared to January 31, 1996 and accounts receivable at July 31, 1996 were $1.5 million greater than at July 31, 1995, primarily due to increased sales of men's branded footwear and tanned leather and the introduction of the Larry Mahan boot brand.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at July 31, 1996 and 1995 is as follows:




                                            Six Months Ended July 31,
                                            -------------------------
  (In Thousands)                              1996             1995
                                            --------         --------
  Accounts payable ........................ $ 11,586         $  1,872
  Accrued liabilities .....................   (6,747)         (10,354)
                                            --------         --------
                                            $  4,839         $ (8,482)
                                            ========         ========


The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the six months ended July 31, 1996, as cash generated from operations and cash on hand funded capital expenditures. There were only minimal revolving credit borrowings during the six months ended July 31, 1995 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations.

Capital Expenditures
Total capital expenditures in Fiscal 1997 are expected to be approximately $13.4 million. These include expected retail expenditures of $10.1 million to open approximately 55 new retail stores (21 were opened by July 31, 1996) and to complete 41 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.3 million.

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

There were $10.6 million of letters of credit outstanding under the revolving credit agreement at July 31, 1996.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At July 31, 1996, that pool was in a $106.0 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company currently has dividend arrearages in the amount of $830,000 and is unable to predict when dividends may be reinstated.

                         PART II - OTHER INFORMATION
- ------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

On May 28, 1996, the Company and certain other industrial users of the wastewater treatment system in Muskegon County, Michigan, filed a motion to intervene in litigation pending in the Circuit Court for the County of Muskegon between the City of Whitehall and Muskegon County. The City originally brought suit against the County challenging a temporary transfer to a unit of local government for use by an area landfill of a contract-based wastewater capacity allocation by the Company's Whitehall Leather operation. The City alleged that the transfer was improper and should be voided. The City amended its complaint to address certain broader issues of wastewater capacity allocation in the treatment system, whereupon the industrial users, including the Company, sought to intervene. On August 1, 1996, the Court rendered a decision granting summary disposition in favor of the Company and the other members of the industrial users group regarding the validity of the allocation contract and of the Company's temporary transfer of capacity.

See Note 6 to the Consolidated Financial Statements for discussion of other legal proceedings to which the Company is a party.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At July 31, 1996 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                     ARREARAGE
                                           -----------------------------
                         DATE DIVIDENDS     BEGINNING     THIS    END OF
CLASS OF STOCK           PAID TO           OF QUARTER  QUARTER   QUARTER
- ------------------------------------------------------------------------
$2.30 Series 1           October 31, 1993    $214,147  $21,352  $235,499
$4.75 Series 3           October 31, 1993     233,130   23,313   256,443
$4.75 Series 4           October 31, 1993     194,892   19,490   214,382
$1.50 Subordinated Cumulative
  Preferred              October 31, 1993     112,489   11,331   123,820
- ------------------------------------------------------------------------
TOTALS                                       $754,658  $75,486  $830,144
========================================================================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 26, 1996, shares representing a total of 24,626,411 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected nine directors nominated by the board of directors by the following votes:


                                                          Votes
                                          Votes "For"  "Withheld"
                                          -----------  ----------
              David M. Chamberlain         21,164,425     244,366
              W. Lipscomb Davis, Jr.       21,164,512     244,279
              John Diebold                 21,019,017     389,774
              Richard H. Evans             21,160,874     247,917
              Harry D. Garber              21,031,188     377,603
              Joel C. Gordon               21,157,590     251,201
              Kathleen Mason               21,108,698     300,093
              William A. Williamson, Jr.   21,163,462     245,329
              William S. Wire II           21,124,579     284,212



(2) ratified the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending January 31, 1997 by a vote of 21,228,431 for, 131,916 against, with 48,444 abstentions: and

(3) ratified employee stock purchase plan by a vote of 18,433,893 for, 2,712,312 against, with 262,586 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(11) Computation of earnings per common and common share equivalent.

(27) Financial Data Schedule (for SEC use only)

______________


REPORTS ON FORM 8-K
None

SIGNATURE
- -----------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
September 16, 1996