Form 10-Q
period 1996-10-31
GENESCO INC
filed 1996-12-16
CIK 18498

                                                                  [LOGO] GENESCO

(Mark One)                               FORM 10-Q
   [X]                Quarterly Report Pursuant To
                        Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
                                 For Quarter Ended
                                  October 31, 1996

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




-------------------------------------------------------
Common Shares Outstanding December 6, 1996 - 24,700,793


INDEX
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PAGE
--------------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                          3
--------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - October 31, 1996, January 31, 1996 and
   October 31, 1995                                                                                                     3
--------------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Nine Months Ended
   October 31, 1996 and 1995                                                                                            4
--------------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Nine Months Ended
   October 31, 1996 and 1995                                                                                            5
--------------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 31, 1996 and Nine Months Ended October 31, 1996                                                              6
--------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                              7
--------------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                                               15
--------------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                            26
--------------------------------------------------------------------------------------------------------------------------
Signature                                                                                                              27
--------------------------------------------------------------------------------------------------------------------------

                                  PART I - FINANCIAL INFORMATION

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Balance Sheet
                                  In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                                     OCTOBER 31,         JANUARY 31,       OCTOBER 31,
                                                                            1996                1996              1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                        $  25,182           $  35,550         $   22,575
Accounts receivable                                                       40,635              32,135             41,091
Inventories                                                              103,620              84,930             91,974
Other current assets                                                       4,130               4,317              4,140
Current assets of operations to be divested                                  -0-                 -0-              3,236
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                     173,567             156,932            163,016
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                  31,909              28,552             28,190
Other noncurrent assets                                                   11,988              12,322             13,412
Noncurrent assets of operations to be
   divested                                                                  -0-                 -0-                -0-
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 217,464           $ 197,806         $  204,618
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current payments on capital leases                                     $     839           $   1,212         $    1,338
Accounts payable and accrued liabilities                                  57,004              43,686             53,052
Provision for discontinued operations                                      3,696               3,899              3,190
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                 61,539              48,797             57,580
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                            75,000              75,000             75,000
Capital leases                                                               899               1,485              1,749
Other long-term liabilities                                               23,931              25,265             22,588
Provision for discontinued operations                                     12,084              13,354             14,194
Contingent liabilities                                                         -                   -                  -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                           7,963               7,958              7,945
  Common shareholders' equity:
   Par value of issued shares                                             25,167              24,844             24,838
   Additional paid-in capital                                            122,551             121,715            121,709
   Accumulated deficit                                                   (85,569)            (94,511)          (100,515)
   Minimum pension liability adjustment                                   (8,244)             (8,244)            (2,613)
   Treasury shares, at cost                                              (17,857)            (17,857)           (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                44,011              33,905             33,507
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 217,464           $ 197,806         $  204,618
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   OCTOBER 31,                       OCTOBER 31,
                                                           -------------------------          ------------------------
                                                              1996            1995              1996             1995
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $124,109         $111,994          $327,283         $314,819
Cost of sales                                                72,921           66,702           194,694          191,491
Selling and administrative expenses                          41,120           39,391           115,315          113,580
Restructuring and other charges                               1,693             (192)            1,693           16,137
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
   other income and expenses                                  8,375            6,093            15,581           (6,389)
Other expenses (income):
   Interest expense                                           2,556            2,656             7,729            7,586
   Interest income                                             (264)            (155)           (1,126)            (308)
   Other expense (income)                                        90             (646)              383           (3,404)
-----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                            2,382            1,855             6,986            3,874
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes
   and discontinued operations                                5,993            4,238             8,595          (10,263)
Income taxes (benefit)                                           90                7              (347)              22
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations                5,903            4,231             8,942          (10,285)
Discontinued operations:
   Excess provision for future losses                           -0-              -0-               -0-           14,352
-----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                               $  5,903        $   4,231         $   8,942        $   4,067
=======================================================================================================================

Earnings (loss) per common share:
   Before discontinued operations                          $    .23        $     .17         $     .34        $    (.43)
   Discontinued operations                                 $    .00        $     .00         $     .00        $     .59
   Net earnings                                            $    .23        $     .17         $     .34        $     .16
=======================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands

-----------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  OCTOBER 31,                         OCTOBER 31,
                                                           --------------------------         ------------------------
                                                              1996             1995             1996             1995
-----------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                $  5,903         $  4,231         $  8,942         $  4,067
Noncash charges to earnings:
  Depreciation and amortization                                1,946            1,868            5,703            5,455
  Impairment of long-lived assets                                -0-              978              -0-              978
  Restructuring charge                                         1,693           (1,170)           1,693           15,159
  Provision for loss on discontinued operations (excess)         -0-              -0-              -0-          (14,352)
  Provision for losses on accounts receivable                    373              515            1,974            1,238
  Other                                                          214              117              799              378
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operations before
  working capital and other changes                           10,129            6,539           19,111           12,923
Effect on cash of changes in working
  capital and other assets and liabilities:
     Accounts receivable                                      (5,619)             300          (10,474)           3,834
     Inventories                                              (9,163)          (4,130)         (18,690)            (764)
     Other current assets                                       (433)             (62)             187              342
     Accounts payable and accrued liabilities                  6,926            2,080           11,765           (6,402)
     Other assets and liabilities                             (3,320)          (1,013)          (2,561)          (3,340)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                     (1,480)           3,714             (662)           6,593
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                        (4,174)          (2,655)          (9,912)          (6,183)
  Proceeds from businesses divested and asset sales               (1)          17,207               39           18,697
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (4,175)          14,552           (9,873)          12,514
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net change in short-term borrowings                            -0-             (510)             -0-            2,523
  Payments on capital leases                                    (293)            (593)            (968)          (9,313)
  Exercise of options and warrants                               570              -0-            1,139              -0-
  Other                                                          -0-               24               (4)              23
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              277           (1,079)             167           (6,767)
-----------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                 (5,378)          17,187          (10,368)          12,340
Cash and short-term investments at
  beginning of period                                         30,560            5,388           35,550           10,235
-----------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD            $ 25,182         $ 22,575         $ 25,182         $ 22,575
=======================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                  $    324         $  4,266         $  9,176         $  8,786
  Income taxes                                                     4                6             (467)            (761)
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands



-----------------------------------------------------------------------------------------------------------------------
                                               TOTAL                                                   MINIMUM    TOTAL
                                      NON-REDEEMABLE                                                   PENSION   SHARE-
                                           PREFERRED     COMMON   PAID-IN ACCUMULATED   TREASURY     LIABILITY  HOLDERS'
                                               STOCK      STOCK   CAPITAL    DEFICIT       STOCK    ADJUSTMENT   EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                   $   7,943  $  24,832  $ 121,670  $(104,582)  $ (17,857) $  (2,613) $  29,393
-----------------------------------------------------------------------------------------------------------------------
Exercise of options                              -0-          8         15        -0-         -0-        -0-         23
Net earnings                                     -0-        -0-        -0-     10,071         -0-        -0-     10,071
Minimum pension liability adjustment             -0-        -0-        -0-        -0-         -0-     (5,631)    (5,631)
Other                                             15          4         30        -0-         -0-        -0-         49
-----------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                   $   7,958  $  24,844  $ 121,715  $ (94,511)  $ (17,857) $  (8,244) $  33,905
=======================================================================================================================
Net earnings                                     -0-        -0-        -0-      8,942         -0-        -0-      8,942
Exercise of options                              -0-        160        419        -0-         -0-        -0-        579
Issue shares-Employee Stock Purchase Plan        -0-        161        399        -0-         -0-        -0-        560
Other                                              5          2         18        -0-         -0-        -0-         25
-----------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1996                   $   7,963  $  25,167  $ 122,551  $ (85,569)  $ (17,857) $  (8,244) $  44,011
=======================================================================================================================

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1996 and October 31, 1996, are short-term investments of $32.0 million and $21.5 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1996 and October 31,1996, the Company had approximately $4.9 million and $6.2 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 2
MANUFACTURING RESTRUCTURING
--------------------------------------------------------------------------------

In response to the continued weakening of the western boot market, the Company approved a plan, ("the Manufacturing Restructuring"), in the third quarter ended October 31, 1996 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan includes closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the plan, the Company recorded a charge to earnings of $1.7 million including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs.



NOTE 3
ACCOUNTS RECEIVABLE
------------------------------------------------------------------------------------------------------
                                                                          OCTOBER 31,      JANUARY 31,
IN THOUSANDS                                                                     1996             1996
------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                  $   43,768        $  33,068
Miscellaneous receivables                                                       3,722            3,263
------------------------------------------------------------------------------------------------------
Total receivables                                                              47,490           36,331
Allowance for bad debts                                                        (3,983)          (2,065)
Other allowances                                                               (2,872)          (2,131)
------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                    $   40,635        $  32,135
======================================================================================================



NOTE 4
INVENTORIES
------------------------------------------------------------------------------------------------------
                                                                          OCTOBER 31,      JANUARY 31,
IN THOUSANDS                                                                     1996             1996
------------------------------------------------------------------------------------------------------
Raw materials                                                              $    8,588       $    9,229
Work in process                                                                 3,837            3,792
Finished goods                                                                 26,373           22,935
Retail merchandise                                                             64,822           48,974
------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                            $103,620        $  84,930
======================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
------------------------------------------------------------------------------------------------------
                                                                          OCTOBER 31,      JANUARY 31,
IN THOUSANDS                                                                     1996             1996
------------------------------------------------------------------------------------------------------
Plant and equipment:
  Land                                                                     $      240      $        75
  Buildings and building equipment                                              2,570            2,799
  Machinery, furniture and fixtures                                            35,674           32,927
  Construction in progress                                                      3,455            1,114
  Improvements to leased property                                              40,239           39,195
Capital leases:
  Land                                                                             60               60
  Buildings                                                                     2,195            2,195
  Machinery, furniture and fixtures                                             7,372            7,392
------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                   91,805           85,757
Accumulated depreciation and amortization:
  Plant and equipment                                                         (51,998)         (50,355)
  Capital leases                                                               (7,898)          (6,850)
------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                    $   31,909      $    28,552
======================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements



NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------------------------
                                                            EMPLOYEE         FACILITY
                                                             RELATED         SHUTDOWN
IN THOUSANDS                                                   COSTS            COSTS            OTHER            TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                     $15,222            $  10        $   2,021          $17,253
Charges and adjustments, net                                  (1,015)             (10)            (448)          (1,473)
------------------------------------------------------------------------------------------------------------------------
Balance October 31, 1996                                      14,207               -0-            1,573          15,780
Current portion                                                2,171               -0-            1,525           3,696
------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                    $12,036            $  -0-       $       48         $12,084
========================================================================================================================



RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------
                                                             EMPLOYEE         FACILITY
                                                              RELATED         SHUTDOWN
IN THOUSANDS                                                   COSTS            COSTS            OTHER            TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                  $      956        $   1,666       $      382         $  3,004
Manufacturing restructuring                                      748              451              -0-            1,199
Charges and adjustments, net                                    (558)            (281)              66             (773)
------------------------------------------------------------------------------------------------------------------------
Balance October 31, 1996                                       1,146            1,836              448            3,430
Current portion (included in accounts
  payable and accrued liabilities)                             1,146            1,631              448            3,225
------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $      -0-        $     205       $      -0-         $    205
=======================================================================================================================

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater, and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site and groundwater have been performed and MDEQ has approved the work plan for an additional study of adjoining lake sediments to serve as a basis for the Company's remedial action plan for the site. The Company is presently unable to determine whether the implementation of the plan will have a material effect on its financial condition or results of operations.

Preferred Shareholder Action
On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York. The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs contend that had they been aware of the misrepresentations and omissions, they would not have agreed to exchange their shares pursuant to the exchange offers. The plaintiffs allege breach of fiduciary duty and fraudulent and negligent misrepresentations and seek damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount. By order dated December 2, 1993, the U.S. District Court denied a motion for judgement on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgement filed on behalf of the plaintiffs. On September 6, 1996, the court granted the defendants' motion for summary judgment regarding certain alleged misrepresentations by one of the Company's officers and the plaintiffs' motion regarding the existence and breach of fiduciary duties owed by the Company to the plaintiffs. The court's order stated that the plaintiffs must show that the breach caused damages to be entitled to a recovery on that count. It denied the defendants' and plaintiffs' motions for summary judgment in other respects. The Company and the individual defendants intend to continue to defend the action vigorously. The Company is unable to predict if the action will have a material adverse effect on the Company's results of operations or financial condition.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 7
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing and acceptance of products being introduced to the market, international trade developments affecting Chinese and other foreign sourcing of products, as discussed in greater detail below, the outcome of various litigation and environmental contingencies, including those discussed in Note 7 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses. They also include possible continued weakening of the western boot market, which has experienced a somewhat prolonged down cycle. Many western boot retailers are thinly capitalized. Continued weakness in demand for western boots could result in the failure of those retailers and, consequently, the erosion of the Company's customer base. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies during Fiscal 1997.

SIGNIFICANT DEVELOPMENTS

Manufacturing Restructuring Charge
In response to the continued weakening of the western boot market, the Company approved a plan, ("the Manufacturing Restructuring"), in the third quarter ended October 31, 1996 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan includes closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the plan, the Company recorded a charge to earnings of $1.7 million including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs.

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

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations in the third quarter ended October 31, 1996 increased 12.3% from the previous year. The Company's total net sales (including both ongoing operations and, for the third quarter ended October 31, 1995, $1,502,000 of sales from the operations divested as part of the 1995 Restructuring) increased 10.8%. Total gross margin for the quarter increased 13.0% and increased as a percentage of net sales from 40.4% to 41.2%. Selling and administrative expenses increased 4.4% but decreased as a percentage of net sales from 35.2% to 33.1%. Pretax earnings in the third quarter ended October 31, 1996 were $5,993,000, compared to $4,238,000 for the quarter ended October 31, 1995. Pretax earnings for the third quarter ended October 31, 1996 included the $1.7 million Manufacturing Restructuring charge. Pretax earnings for the third quarter ended October 31, 1995 included a positive adjustment of $1.2 million to the

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

1995 Restructuring Charge and a $1.0 million charge for impaired assets due to the implementation of SFAS No. 121. The Company reported net earnings of $5,903,000 ($0.23 per share) for the third quarter ended October 31, 1996 compared to net earnings of $4,231,000 ($0.17 per share) in the third quarter ended October 31, 1995.

Footwear Retail

                                                                 Three Months
                                                               Ended October 31,
                                                              -------------------               %
                                                              1996           1995             Change
                                                              ----           ----             ------
                                                                (In Thousands)
         Net Sales  .....................................    $71,143        $61,553            15.6%
         Operating Income before
          Restructuring and Other Charges   .............    $ 7,055        $ 5,038            40.0%
         Restructuring and Other Charges  ...............    $  -0-         $ (978)           100.0%
         Operating Income ...............................    $ 7,055        $ 4,060            73.8%
         Operating Margin ...............................        9.9%           6.6%

Primarily due to an increase in comparable store sales of approximately 12%, net sales from footwear retail operations increased 15.6% in the quarter ended October 31, 1996 compared to the previous year. The average price per pair increased 6% and unit sales increased 10% for the third quarter.

The Company's third quarter comparable store sales were as follows:

         Jarman Retail                                       +9%
         Jarman Lease                                        +8%
         Journeys                                           +27%
         Johnston & Murphy (including factory stores)        +9%
         Other Outlet Stores                                 -4%
         Total Retail                                       +12%

The Jarman Lease comparable store increase was aided by a 4% increase in the average square footage due to remodeling while the other outlet store decline was due to the continued weakness in demand for western boot products.

Gross margin as a percentage of net sales decreased from 50.0% to 49.9%, primarily from changes in product mix to more branded products. Operating expenses increased 10.2%, primarily due to

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations



increased selling salaries, advertising, rent expense and increased divisional management expenses to support the new store growth, but decreased as a percentage of net sales from 41.8% to 39.9%.

Operating income before restructuring and other charges in the third quarter ended October 31, 1996 was up 40.0% compared to the same period last year due to increased sales and the lower expenses as a percentage of sales. During the third quarter ended October 31, 1995 the Company implemented SFAS No. 121 resulting in a $1.0 million charge to retail earnings.

Footwear Wholesale & Manufacturing

                                                                 Three Months
                                                               Ended October 31,
                                                             ----------------------             %
                                                            1996            1995             Change
                                                            ----            ----             ------
                                                                (In Thousands)
         Net Sales  .....................................    $52,966        $50,441             5.0%
         Net Sales - Ongoing  ...........................    $52,966        $48,939             8.2%
         Operating Income before
          Restructuring and Other Charges   .............    $ 5,359        $ 4,367            22.7%
         Restructuring and Other Charges  ...............    $(1,693)       $ 1,170              NA
         Operating Income ...............................    $ 3,666        $ 5,537           (33.8)%
         Operating Margin ...............................        6.9%          11.0%

Net sales from footwear wholesale and manufacturing operations were $2.5 million (5%) higher in the third quarter ended October 31, 1996 than in the same period last year. Sales from ongoing operations were up 8.2%, reflecting primarily increased men's branded footwear sales due to the introduction of new product lines combined with an increase in product assortment by key retailers.

Gross margin in the third quarter ended October 31, 1996 increased 8% compared to the same period last year and gross margin as a percentage of net sales also increased from 28.8% to 29.6%, primarily from changes to a higher margin sales mix. Gross margin for ongoing operations increased 11.2% and increased as a percentage of sales from 28.8% to 29.6%.

Operating expenses decreased 4.3% and decreased as a percentage of net sales from 21.4% to 19.5%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Ongoing operations expenses increased 3.7%, primarily due to higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand but decreased as a percentage of sales from 20.3% to 19.5%.

The increase in operating income before restructuring and other charges is due primarily to increased sales and the lower expenses as a percentage of sales. During the third quarter ended

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
October 31, 1996 the Company recorded a charge to earnings of $1.7 million related to the Manufacturing Restructuring.

Corporate and Interest Expenses
Corporate and other expenses in the third quarter ended October 31, 1996 were $2.4 million compared to $2.9 million the previous year, a decrease of 15%.
The decrease in corporate expenses is attributable primarily to decreased bonus accruals due to changes in the structure of the Company's bonus plan.

Interest expense decreased $100,000, or 4%, while interest income increased $109,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during the three months ended October 31, 1996 while borrowings averaged $681,000 during the three months ended October 31, 1995.

Other Income
Operating results of businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for the three months ended October 31, 1995. The net operating losses incurred by these operations subsequent to the decision to divest were charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the three months ended October 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $0.5 million for the three months ended October 31, 1995.

RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31 FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations for the nine months ended October 31, 1996, which included an additional week versus a year ago, increased 15.2% from the previous year. The Company's total net sales (including both ongoing operations and, for the nine months ended October 31, 1995, $30,741,000 of sales from the operations divested as part of the 1995 Restructuring) increased 4.0%. Total gross margin for the nine months increased 7.5% and increased as a percentage of net sales from 39.2% to 40.5%. Selling and administrative expenses increased 1.5% from the previous year but decreased as a percentage of net sales from 36.1% to 35.2%. Pretax earnings for the nine months ended October 31, 1996 were $8,595,000, compared to a pretax loss of $10,263,000 for the nine months ended October 31, 1995. Pretax earnings for the nine months ended October 31, 1996 included the $1.7 million Manufacturing Restructuring charge. The pretax loss for the nine months ended October 31, 1995 included a $15.2 million increase in the 1995 Restructuring Charge, a $1.0 million charge for impaired assets due to the implementation of SFAS No. 121 and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. The Company reported net earnings of $8,942,000 ($0.34 per share) for the nine months ended October 31, 1996 compared to net earnings of $4,067,000 ($0.16 per share) for the nine months ended October 31, 1995. The nine months ended October 31, 1995 net earnings included, in addition to the 1995 Restructuring Charge adjustment

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------
and the charge for impaired assets, a positive adjustment of $14.4 million to the 1995 Restructuring Provision.

Footwear Retail

                                                                  Nine Months
                                                               Ended October 31,
                                                           -------------------------             %
                                                             1996            1995              Change
                                                            --------       --------           -------
                                                                (In Thousands)
         Net Sales  .....................................   $192,025       $163,892            17.2%
         Operating Income before
          Restructuring and Other Charges   .............   $ 14,483       $  9,238            56.8%
         Restructuring and Other Charges  ...............   $    -0-       $   (978)          100.0%
         Operating Income ...............................   $ 14,483       $  8,260            75.3%
         Operating Margin ...............................        7.5%           5.0%

Primarily due to an increase in comparable store sales of approximately 12% and seven additional selling days in the nine months, net sales from footwear retail operations increased 17.2% for the nine months ended October 31, 1996 compared to the previous year. The average price per pair increased 6% and unit sales increased 12% for the nine months ended October 31, 1996.

The Company's nine month comparable store sales and store count at the end of the period were as follows:

                                                                         Store Count
                                                                          October 31,
                                                                         ------------
                                                           Comp Sales    1996    1995
                                                           ----------    ----    ----
         Jarman Retail                                         +10%       143     140
         Jarman Lease                                          +12%        84      82
         Journeys                                              +23%       109      93
         Johnston & Murphy (including factory stores)          +10%       116     116
         Other Outlet Stores                                    -7%        40      41
         Total Retail                                          +12%       492     472

The Jarman Lease comparable store increase was aided by a 5% increase in the average square footage due to remodeling while the other outlet store decline was due to the continued weakness in demand for western boot products.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Gross margin as a percentage of net sales decreased from 49.7% to 49.3%, primarily from increased markdowns to stimulate sales in the Company's boot outlets and changes in product mix to more branded products. Operating expenses increased 10.4%, primarily due to increased selling salaries, advertising and rent expense and increased divisional management expenses to support new store growth, but decreased as a percentage of net sales from 44.2% to 41.6%.

Operating income before restructuring and other charges for the nine months ended October 31, 1996 was up 56.8% compared to the same period last year due to increased sales (including the additional week) and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                  Nine Months
                                                               Ended October 31,
                                                            -----------------------             %
                                                             1996           1995              Change
                                                            --------      ---------          -------
                                                                 (In Thousands)
         Net Sales  .....................................   $135,258       $150,927          (10.4)%
         Net Sales - Ongoing  ...........................   $135,258       $120,282           12.5%
         Operating Income before
          Restructuring and Other Charges   .............   $  9,150       $ 10,874           (15.9)%
         Restructuring and Other Charges  ...............   $ (1,693)      $(15,159)           88.8%
         Operating Income (Loss)  .......................   $  7,457       $ (4,285)            NA
         Operating Margin ...............................        5.5%          (2.8)%

Net sales from footwear wholesale and manufacturing operations were $15.7 million (10.4%) lower for the nine months ended October 31, 1996 than in the same period last year, reflecting primarily the absence of sales in the nine months ended October 31, 1996 from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 12.5%, reflecting primarily increased men's branded footwear and tanned leather sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. The increase in branded sales was aided by an increase in product assortment by key retailers.

Gross margin for the nine months ended October 31, 1996 decreased 9.5%, primarily from the absence of the gross margins of the divested operations, but increased as a percentage of net sales from 27.8% to 28.1%. Gross margin for ongoing operations increased 14.8% and increased as a percentage of sales from 27.5% to 28.1% primarily from changes to a higher margin sales mix.

Operating expenses decreased 15.8% and decreased as a percentage of net sales from 22.7% to 21.3%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Ongoing operations expenses increased as a percentage of sales from 20.1% to

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
21.3%, primarily due to higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand and higher divisional administrative expenses to support the growth in the branded businesses as well as the Larry Mahan boot brand and higher royalty expenses.

Included in the operating income before restructuring and other charges for the nine months ended October 31, 1995 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. Operating income before restructuring and other charges and the import duty claim was flat with the increase in earnings of men's branded footwear from increased sales being offset by lower earnings in the Company's boot business reflecting higher bad debt expense and higher than normal returns related to the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses
Corporate and other expenses for the nine months ended October 31, 1996 were $6.7 million compared to $7.0 million the previous year, a decrease of 3%. Included in this year's corporate and other expenses is a $150,000 provision for environmental litigation. The decrease in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to decreased bonus accruals due to changes in the structure of the Company's bonus plan.

Interest expense increased $143,000, or 2%, from last year due to interest expense incurred for the union pension liability as a result of the 1995 Restructuring Provision, while interest income increased $818,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during the nine months ended October 31, 1996 while borrowings averaged $245,000 during the nine months ended October 31, 1995.

Other Income
Operating results of businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for the nine months ended October 31, 1995. The net operating losses incurred by these operations subsequent to the decision to divest were charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for the nine months ended October 31, 1995 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.4 million for the nine months ended October 31, 1995. Also included in other income for the nine months ended October 31, 1995 is a $1.8 million gain from the favorable resolution of a claim relating to import duties.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                             October 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
Cash and short-term investments .....................   $  25.2      $  22.6
Working capital .....................................   $ 112.0      $ 105.4
Long-term debt (includes current
  maturities)   .....................................   $  75.0      $  75.0
Current ratio .......................................       2.8x         2.8x


Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $662,000 in the first nine months of Fiscal 1997 compared to cash provided of $6,593,000 for the same period last year. The $7.3 million reduction in cash flow from operating activities between the first nine months of Fiscal 1997 and the first nine months of Fiscal 1996 reflects primarily changes in accrued liabilities from bonus payments earned in Fiscal 1996, seasonal increases in working capital and the additional working capital needed to support new store growth. The Company has added a net of 29 stores in the nine months ended October 31, 1996 while there was a net reduction of 26 stores in the nine months ended October 31, 1995.

An $18.7 million increase in inventories from January 31, 1996 levels reflected in the Consolidated Cash Flows Statement reflects planned seasonal increases as well as the introduction of the Larry Mahan boot brand and increases in retail inventory to support the net increase of 29 stores from January 31, 1996. The $11.6 million increase in inventories compared with October 31, 1995 reflects the buildup of inventory to support the increased level of sales and the additional inventory associated with the introduction of the Larry Mahan brand and a buildup of inventory in its core western business. The Company has addressed the core western boot increase in inventory through the Manufacturing Restructuring and cutting back in production levels.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at October 31, 1996 increased $10.5 million compared to January 31, 1996 primarily due to increased sales of men's branded footwear and the introduction of the Larry Mahan boot brand. Accounts receivable at October 31, 1996 were $456,000 less than at October 31, 1995 primarily due to changes in sales mix and sales patterns within the quarter and increased provisions for bad debts relating to western boot customers.

                    GENESCO INC.
                    AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at October 31, 1996 and 1995 is as follows:

                                                  Nine Months Ended October 31,
                                                  -----------------------------
        (In Thousands)                              1996                1995
                                                  --------            --------
        Accounts payable  .....................   $14,181             $ 1,558
        Accrued liabilities   .................    (2,416)             (7,960)
                                                  --------            --------
                                                  $11,765             $(6,402)
                                                  ========            ========


The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the nine months ended October 31, 1996, as cash generated from operations and cash on hand funded capital expenditures. There were only minimal revolving credit borrowings during the nine months ended October 31, 1995 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. The revolving credit agreement was amended as of October 31, 1996 to increase the annual capital expenditure limit to $16,000,000 for Fiscal 1997 and $25,000,000 thereafter subject to possible carryforwards from the previous year of up to $2,000,000 if less is spent in the current year.

Capital Expenditures
Total capital expenditures in Fiscal 1997 are expected to be approximately $14.6 million. These include expected retail expenditures of $11.4 million to open approximately 55 new retail stores (38 were opened by October 31, 1996) and to complete 53 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.2 million.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1997. The approximately $6.9 million of costs associated with the 1994 Restructuring, 1995 Restructuring and the Manufacturing Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $7.7 million of letters of credit outstanding under the revolving credit agreement at October 31, 1996.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
stock, except from a pool of available net earnings and the proceeds of stock sales. At October 31, 1996, that pool was in a $99.6 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $302,000. The Company currently has dividend arrearages in the amount of $906,000 and is unable to predict when dividends may be reinstated.

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At October 31, 1996 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                         ARREARAGE
                                                           -------------------------------------------
                                     DATE DIVIDENDS        BEGINNING        THIS              END OF
CLASS OF STOCK                       PAID TO               OF QUARTER       QUARTER           QUARTER
------------------------------------------------------------------------------------------------------
$2.30 Series 1                        October 31, 1993      $235,499        $  21,409         $256,908
$4.75 Series 3                        October 31, 1993       256,443           23,313          279,756
$4.75 Series 4                        October 31, 1993       214,382           19,489          233,871
$1.50 Subordinated Cumulative
   Preferred                          October 31, 1993       123,820           11,256          135,076
------------------------------------------------------------------------------------------------------
TOTALS                                                      $830,144        $  75,467         $905,611
======================================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(10)     k.   First Amendment to Loan Agreement dated as of October 31, 1996 among the Company and NationsBank of North Carolina, N.A. and First National Bank of Chicago.

(11)     Computation of earnings per common and common share equivalent.

(27)     Financial Data Schedule (for SEC use only)

---------------


REPORTS ON FORM 8-K
None

SIGNATURE
------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
December 16, 1996