Form 10-K405
period 1997-02-01
GENESCO INC
filed 1997-05-02
CIK 18498

                                                                  [GENESCO LOGO]

(Mark One)                            FORM 10-K
/X/                   Annual Report Pursuant To
                     Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                      For the Fiscal Year Ended
                               February 1, 1997

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

                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                    TITLE                             EXCHANGES ON WHICH
                                                                      REGISTERED
                                    Common Stock, $1.00 par value     New York and Chicago
                                    Preferred Share Purchase Rights   New York and Chicago
                                    10 3/8% Senior Notes due 2003     New York

                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                    Subordinated Serial Preferred Stock, Series 1
                                    Employees' Subordinated Convertible Preferred Stock

                                    Indicate by check mark if disclosure of
                                    delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                    DOCUMENTS INCORPORATED BY REFERENCE
                                    Portions of the proxy statement for the
                                    June 26, 1996 annual meeting of
                                    shareholders are incorporated into
                                    Part III by reference.

                                    Indicate by check mark whether the
                                    registrant (1) has filed all reports
                                    required to be filed by Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934
                                    during the preceding 12 months and (2) has
                                    been subject to such filing requirements
                                    for the past 90 days. Yes  x   No
                                                              ---     ---



---------------------------------------
Common Shares Outstanding April 18,
1997 - 25,014,551 Aggregate market
value on April 18, 1997 of the voting
stock held by nonaffiliates of the
registrant was approximately
$270,000,000.

                              TABLE OF CONTENTS


                                                                                                                Page
                                    PART I
Item 1.       Business                                                                                            3

Item 2.       Properties                                                                                          8

Item 3.       Legal Proceedings                                                                                   9

Item 4.       Submission of Matters to a Vote of Security Holders                                                11


                                   PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters                                                                              14

Item 6.       Selected Financial Data                                                                            15

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                        16

Item 8.       Financial Statements and Supplementary Data                                                        27

Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                                         63

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant                                                 63

Item 11.      Executive Compensation                                                                             63

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                     63

Item 13.      Certain Relationships and Related Transactions                                                     65


                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                                                      66


                                      2

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

Products of Genesco are sold at wholesale to more than 4,000 retailers, including a number of leading department, discount and specialty stores, and at retail through the Company's own network of 504 retail shoe stores and leased shoe departments. Genesco products are supplied from the Company's own manufacturing facilities as well as a variety of overseas and domestic sources.

Genesco operates in one business segment, footwear. References to Fiscal 1993, 1994, 1995 or 1996 are to the Company's fiscal year ended on January 31 of each such year. Reference to Fiscal 1997 refers to the Company's fiscal year ended February 1, 1997. For further information on the Company's business segment, see Note 17 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Prior to its discontinuation pursuant to the 1995 Restructuring (defined below), the Company's business included operations in a men's apparel segment. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

In response to the continued weakening of the western boot market, the Company approved a plan, ("the Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan includes closing the Company's Hohenwald, Tennessee western boot plant by July 1997.

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

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

The transactions provided for in the 1995 Restructuring were substantially complete as of January 31, 1996. The divestiture of the University Brands business was completed in February

1995. The operations of The Greif Companies have ceased, its inventories and equipment have been liquidated and its last major remaining long-term lease liability was resolved in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995.

See Note 2 to the Consolidated Financial Statements and "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the restructurings and the financial effects thereof.

FOOTWEAR

Wholesale

The Company distributes its footwear products at wholesale to more than 4,000 retailers, including independent shoe merchants, department stores, mail order houses and other retailers. Substantially all of the Company's wholesale footwear sales are Genesco-owned or -licensed brands.

Johnston & Murphy. High-quality men's shoes have been sold under the Johnston & Murphy brand for more than 100 years. The Company believes Johnston & Murphy traditionally-styled dress shoes and contemporary dress casual shoes enjoy a reputation for quality craftsmanship, durability and comfort. Representative suggested retail prices for traditional Johnston & Murphy shoes are $135 to $240. In keeping with the overall trend toward casual lifestyle dressing, the Company has continued to expand the product line to include more casual and dress casual men's shoes with representative suggested retail prices ranging from $98 to $135. The Company has also expanded its contemporary dress casual offerings of European-styled men's dress shoes with representative suggested retail prices of $175 to $240. Johnston & Murphy shoes are sold through fine department stores, men's specialty stores, and company owned Johnston & Murphy retail shops.

Laredo, Code West and Larry Mahan. Since 1976 the Company has manufactured traditional western-style boots for men, women and children. Laredo boots are targeted to people who wear boots for both work and recreation and are sold primarily through independent retail outlets, which are predominantly western boot shops. Representative suggested retail prices for Laredo boots are $65 to $150. In 1988 the Company created the Code West brand to enter the fashion segment of the boot market. Code West styles are western-influenced fashion and contemporary boots for men and women and are offered with distinctive detailing and non-traditional colors. Code West boots, sold primarily through department stores, boutiques and western boot shops, have representative suggested retail prices of $110 to $150. In 1997 the Company introduced a new boot under the Larry Mahan label. This line features western-styling handcrafted 3/4 welt construction and is targeted towards the premium boot category. Larry Mahan boots are sold internationally as well as through better western retailers across the United States. Representative suggested retail prices for Larry Mahan boots are $150 to $375.

Dockers Footwear. In 1991 Levi Strauss & Co. granted the Company the exclusive license to market footwear under the Dockers brand name in the United States. Dockers shoes are marketed through many of the same stores that carry Dockers slacks and sportswear. Representative suggested retail prices for Dockers footwear are $49 to $79.

Nautica Footwear. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992 the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers and designed to complement Nautica sportswear. The Company introduced a boys' line of Nautica footwear and an athletic line of Nautica footwear, Nautica Competition, in the Fall of Fiscal 1997. Representative suggested retail prices of Nautica footwear are $39 to $170.

Retail

At February 1, 1997 the Company operated 504 stores and leased departments throughout the United States and Puerto Rico selling footwear for men, women or both. The following table sets forth certain information concerning the Company's footwear retailing operations:

                                                       Retail Stores                     Leased Departments
                                                ---------------------------            -----------------------
                                                Jan. 31,            Feb. 1,            Jan. 31,        Feb. 1,
                                                    1996               1997                1996           1997
                                                --------            -------            --------        -------
Johnston & Murphy...............................     108                110                   7              9
Jarman..........................................     135                143                  82             85
Journeys.......................................       93                118                   -              -
Boot Factory...................................       29                 29                   -              -
General Shoe Warehouse........................         7                  7                   2              3
                                                --------            -------            --------        -------
        Total..................................      372                407                  91             97
                                                ========            =======            ========        =======


--------------------
The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                          Fiscal     Fiscal       Fiscal     Fiscal     Fiscal
                                                           1993       1994         1995       1996       1997
                                                          ------     ------       ------     ------     ------
Retail Stores and Leased Departments
   Beginning of year                                         575        540          518        498        463
     Opened during year                                       24         26           52         21         55
     Closed during year                                      (59)       (48)         (72)       (56)       (14)
                                                          ------     ------       ------     ------     ------
   End of year                                               540        518          498        463        504
                                                          ======     ======       ======     ======     ======
   Gross Retail Area at end of year                          721        698          682        625        699
      (square feet in thousands)


During Fiscal 1997 Genesco opened 48 stores and 7 leased departments and closed 13 stores and 1 leased department. The Company is planning to open 92 stores and leased departments and to close 25 stores and leased departments in Fiscal 1998. Actual store closings and store openings will depend upon store operating results, the availability of suitable locations, lease negotiations, staffing and other factors.

Johnston & Murphy. Johnston & Murphy's retail outlets sell a broad range of men's dress and casual footwear and accessories to affluent business and professional consumers. Johnston & Murphy stores carry predominantly Johnston & Murphy brand shoes. Of the 110 Johnston & Murphy stores at February 1, 1997, 20 were factory outlet stores.

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

Journeys. Journeys stores target shoe buyers in the 13-22 year age group with fashion merchandise, using popular music videos and youth-oriented decor to attract their customer base. Journeys stores carry predominantly branded merchandise of other shoe companies.

Boot Factory; General Shoe Warehouse. The Company's 29 Boot Factory outlet stores, located primarily in the southeastern United States, sells a full work and outdoor assortment of branded boots of other companies and the Company's Laredo and Code West lines of boots. General Shoe Warehouse stores, located primarily in the southeastern United States, sell mainly factory damaged, overrun and close-out footwear products.

Manufacturing and Sourcing

The Company sources its footwear product from its own domestic manufacturing facilities and from a variety of overseas and domestic sources. The Company imports shoes, component parts and raw materials from the Far East, Latin America and Europe. During Fiscal 1997 Genesco manufactured footwear in four facilities in the southeastern United States. In April 1997 the Company's Hohenwald boot manufacturing facility ceased operations. During Fiscal 1997 approximately 66% of the footwear products manufactured by the Company were men's, 26% were women's and 8% were children's. Approximately 82% of the Company-manufactured footwear products were sold at wholesale, and 18% at retail through stores and leased departments operated by the Company. The estimated productive capacity of the U.S. footwear plants was approximately 87% utilized in Fiscal 1997. The Company believes that its ability to manufacture footwear in its own plants can provide better quality assurance with respect to certain products and, in some cases, reduce inventory risks and long lead times associated with imported footwear. The Company balances these considerations against the cost advantage of importing footwear products.

The Company also conducts leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. Approximately 3% of tanned leather products sold in Fiscal 1997 were for internal use, and the balance was sold to military boot manufacturers and other unaffiliated customers.

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

LICENSES

The Company owns its Johnston & Murphy, Laredo and Code West footwear brands. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements which expire January 31, 2002 and June 30, 2001, respectively, with a renewal option that extends Nautica until 2007. The Larry Mahan boots, which were introduced in Fiscal 1997, are sold under a license agreement whose initial term expires January 31, 2000 with renewal options that extend through 2025. Licensed products are generally designed by the Company and submitted to the licensor for approval.

The Company's renewal options under its license agreements for footwear brands are generally conditioned upon the Company's meeting certain minimum sales requirements.

Sales of licensed products were approximately $52 million in Fiscal 1997 and approximately $37 million in the previous year.

The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 1997.

RAW MATERIALS

Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 1997 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG

On March 31, 1997, the Company's footwear wholesale operations (including leather tanning operations), which accounted for 39% of sales in Fiscal 1997, had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $29.4 million, compared to approximately $33.1 million on March 31, 1996. The decrease in the backlog of orders is due to (i) decrease in orders for tanned leather from manufacturers of military boots due to delays in awarding long-term footwear contracts by the Department of Defense and (ii) a decrease in orders in the boot business due to the continued weakness in the western boot market. Most orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. The backlog is somewhat seasonal, reaching a peak in the spring. Footwear companies maintain in-stock programs for selected anticipated high volume styles.

EMPLOYEES

Genesco had approximately 4,050 employees at February 1, 1997 including approximately 1,045 part-time employees. Retail shoe stores employ a substantial number of part-time employees during peak selling seasons. Approximately 95 employees of the Company's tanning operations are covered by a collective bargaining agreement, which will expire May 31, 1998. Of the Company's 4,050 employees, approximately 3,950 were employed in footwear and 100 in corporate staff departments.

PROPERTIES

The Company operates five manufacturing and five warehousing facilities, most all of which are leased, aggregating approximately 1,500,000 square feet. The ten facilities are located in three states in the United States.

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

Leases on the Company's plants, offices and warehouses expire from 1997 to 2018, not including renewal options. The Company believes that all leases (other than long-term leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases. See Note 10 to the Consolidated Financial Statements included in Item 8 for information about commitments under capital and operating leases.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities which may have adverse environmental effects, such as discharges to air or water as well as the handling and disposal of solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and damages resulting from, past spillage, disposal or other releases of hazardous substances (together, "Environmental Laws"). The Company uses and generates, and in the past has used and generated, certain substances and wastes that are regulated or may be deemed hazardous under applicable Environmental Laws. The Company is and has been involved in several proceedings regarding sites of former operations alleged to be contaminated and sites with respect to which it is alleged that the Company sent certain waste material in the past. See Item 3, "Legal Proceedings," for a discussion of certain of such pending matters.

ITEM 2, PROPERTIES

See Item 1.

ITEM 3, LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints allege that the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

In March 1997, the Company accepted an offer to settle the Johnstown action for a payment of $31,000 and is now awaiting entry of an acceptable consent order and dismissal of that action. The Company remains a defendant in the Gloversville action. The environmental authorities have issued decisions selecting plans of remediation with respect to the Gloversville site with a total estimated cost of approximately $10.0 million.

The Company has filed answers to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of liability the Company may incur with respect to the Gloversville action.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. The Department and the Company have discussed a consent order whereby the Company would assume responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the proposed consent order, but there is no assurance that it will be able to enter into an acceptable consent order along the lines proposed, or that such a consent order would ultimately resolve the matter. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling

The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments have been performed and will serve as a basis for the Company's remedial action plan for the site. The Company is presently unable to determine whether the implementation of the plan will have a material effect on its financial condition or results of operations.

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

By order dated December 2, 1993, the U.S. District Court denied a motion for judgment on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgment filed on behalf of the plaintiffs. On September 6, 1996, the court granted the defendants' motion for summary judgment regarding certain alleged misrepresentations by one of the Company's officers and the plaintiffs' motion regarding the existence and breach of fiduciary duties owed by the Company to the plaintiffs. The court's order stated that the plaintiffs must show that the breach caused damages to be entitled to a recovery on that count. It denied the defendants' and plaintiffs' motions for summary judgment in other respects.

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. In addition to a cash payment which the Company's directors and officers liability insurance carrier has agreed to contribute to the settlement, the Company expects to issue shares of stock sufficient to yield net proceeds of $6.7 million to the plaintiffs in a block trade to occur immediately upon the issuance. The issuance of shares constitutes an adjustment to the 1988 transaction and will not result in a charge to earnings. The settlement is contingent on approval of the fairness of its terms and conditions by the trial court and approval of the listing of the shares on the New York Stock Exchange prior to June 25, 1997.

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1997.

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

DAVID M. CHAMBERLAIN, 53, Chairman. Mr. Chamberlain was elected chairman as of February 1, 1995. He served as president from October 1994 until October 1996 and as chief executive officer from October 1994 until January 1997. Mr. Chamberlain joined Shaklee Corporation, a manufacturer and marketer of consumer products, in 1983 as president and chief operating officer, was elected a director in 1983 and served as chief executive officer from 1985 until 1993. He was chairman of Shaklee Corporation from 1989 until May 1994, when he became a partner in Consumer Focus Partners, a California venture capital firm. Prior to 1983 he was senior vice president and group executive of Nabisco Brands Ltd., Canada. He has been a director of Genesco since 1989.

BEN T. HARRIS, 53, President and Chief Executive Officer of Genesco. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company. In 1995, he was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. He was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996. He was named chief executive officer as of February 1, 1997.

T. NEALE ATTENBOROUGH, 37, Executive Vice President - Operations; President - Wholesale Operations. Mr. Attenborough joined the Company in 1994 as president of Laredo Boot company. During the Company's restructuring program, Mr. Attenborough oversaw the management of Genesco's now divested Mitre Sports International business. He was named executive vice-president - operations in January 1996. He was named president of Genesco's wholesale operations as of November 1, 1996 and will oversee the Company's Johnston & Murphy, Dockers Footwear, Nautica Footwear, Volunteer Leather and Laredo, Code West and Larry Mahan divisions. Before joining the Company, Mr. Attenborough was a vice president of the recreational products division at Boston Whaler Inc.

JAMES S. GULMI, 51, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. He was appointed senior vice president - finance in January 1996.

JAMES W. BOSCAMP, 47, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

FOWLER H. LOW, 65, Senior Vice President. Mr. Low has 41 years of experience in the footwear industry, including 34 years with Genesco. He rejoined Genesco in 1984 after serving as vice president of sales and marketing for G. H. Bass, a division of Chesebrough-Pond's Inc. He was appointed president of the footwear manufacturing and wholesale group in 1988 and was appointed chairman of Johnston & Murphy in February 1991. He was appointed senior vice president of the Company in January 1996.

STEVEN E. LITTLE, 55, Vice President - Administration. Mr. Little has served in various human resources and operations management roles during his 32 year tenure with Genesco. Mr. Little was named vice president - human resources in 1994 and assumed his present responsibilities in December 1994.

ROGER G. SISSON, 33, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 32, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, he was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 42, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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

Fiscal Year ended January 31
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
        3rd Quarter                                             4 7/8                               3 3/4
        4th Quarter                                             4 1/4                               2 7/8

Fiscal Year ended February 1

1997    1st Quarter                                             6 3/4                               3 3/4
        2nd Quarter                                             8 1/8                               5 5/8
        3rd Quarter                                             10                                  6 5/8
        4th Quarter                                             11 1/8                              8 3/8



There were approximately 11,000 common shareholders of record on February 1, 1997.

See Notes 9 and 11 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                           FISCAL YEAR END
                                                                                                    ------------------
FINANCIAL STATISTICS AND OTHER DATA                         1997         1996         1995       1994          1993
----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                              $ 461,348    $ 434,575    $ 462,901    $  467,891    $  430,127
Depreciation and amortization                              7,747        7,354        9,254        10,723         9,719
Operating income (loss)*                                  34,627       16,627        4,820        (2,968)       27,415
Pretax earnings (loss)                                    16,682       (4,256)     (17,757)      (29,788)        7,638
Earnings (loss) before discontinued operations,
   extraordinary loss and cumulative effect of
   change in accounting principle                         17,104       (4,281)     (18,514)      (27,888)        2,640
Discontinued operations                                      -0-       14,352      (62,678)      (23,891)        7,053
Loss on early retirement of debt (net of tax)                -0-          -0-          -0-           240           583
Cumulative effect of change in accounting
   for postretirement benefits                               -0-          -0-          -0-         2,273           -0-
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $  17,104    $  10,071    $ (81,192)   $  (54,292)   $    9,110
======================================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations,
   extraordinary loss and postretirement benefits
     Primary                                           $     .66    $    (.19)   $    (.77)   $    (1.17)   $      .10
     Fully diluted                                           .65         (.18)        (.77)        (1.17)          .10
Discontinued operations
     Primary                                                 .00          .59        (2.58)         (.99)          .30
     Fully diluted                                           .00          .57        (2.58)         (.99)          .30
Extraordinary loss
     Primary                                                 .00          .00          .00          (.01)         (.02)
     Fully diluted                                           .00          .00          .00          (.01)         (.02)
Postretirement benefits
     Primary                                                 .00          .00          .00          (.09)          .00
     Fully diluted                                           .00          .00          .00          (.09)          .00
Net earnings (loss)
     Primary                                                 .66          .40        (3.35)        (2.26)          .38
     Fully diluted                                           .65          .39        (3.35)        (2.26)          .38
======================================================================================================================
BALANCE SHEET DATA
Total assets                                           $ 217,654    $ 197,806    $ 243,878    $  309,386    $  317,868
Long-term debt                                            75,000       75,000       75,000        90,000        54,000
Capital leases                                             1,485        2,697       12,400        15,253        14,901
Non-redeemable preferred stock                             7,944        7,958        7,943         8,064         8,305
Common shareholders' equity                               52,546       25,947       21,450        90,659       146,746
Additions to plant, equipment and capital leases          14,640        8,564        5,750         8,356        10,132
======================================================================================================================
FINANCIAL STATISTICS
Operating income (loss) as a percent of net sales            7.5%         3.8%         1.0%         (0.6%)         6.4%
Book value per share                                   $    2.09    $    1.04    $     .87    $     3.73          6.33
Working capital                                        $ 115,495    $ 108,135    $ 100,731    $  160,094    $  168,875
Current ratio                                                3.0          3.2          2.2           3.3           3.5
Percent long-term debt to total capital                     55.8%        69.6%        74.8%         51.6%         30.8%
======================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                     504          463          498           518           540
Number of employees                                        4,050        3,750        5,400         6,950         6,550
======================================================================================================================


*Represents operating income of the footwear business segment.

Reflected in the earnings for Fiscal 1997 and 1996 were restructuring and other charges of $1.7 million and $15.1 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

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

The Company has not paid dividends on its Common Stock since 1973. See Note 11 to the Consolidated Financial Statements for a description of limitations on the Company's ability to pay dividends.

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing and acceptance of products being introduced to the market, international trade developments affecting Chinese and other foreign sourcing of products, as discussed in greater detail below, the outcome of various litigation and environmental contingencies, including those discussed in Note 16 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses. They also include possible continued weakening of the western boot market, which has experienced a somewhat prolonged down cycle, resulting in declining sales and some erosion of the boot division's retail customer base. Continued weakness could require further adjustments to manufacturing capacity and other measures. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies during Fiscal 1998.

SIGNIFICANT DEVELOPMENTS

FISCAL YEAR

For the year ended February 1, 1997 ("Fiscal 1997"), the Company changed its fiscal year end to the Saturday closest to January 31. As a result, Fiscal 1997 had 367 days, while Fiscal 1996 and 1995 had 365 days. Fiscal Years 1997, 1996 and 1995 ended on February 1, 1997, January 31, 1996 and January 31, 1995, respectively.

MANUFACTURING RESTRUCTURING

In response to the continued weakening of the western boot market, the Company approved a plan, (the "Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan includes closing the Company's Hohenwald, Tennessee, western boot plant by July 1997, which the Company closed in April 1997, with the elimination of approximately 190 jobs. In connection with the adoption of the plan, the Company recorded a charge to earnings of $1.7 million including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs.

FISCAL 1995 RESTRUCTURING

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

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

International Trade Developments

Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1998 the Company expects to import approximately 28% of inventory purchases from China. In addition to the products the Company imports directly, a significant amount of the products purchased by the Company from other suppliers have been imported from China. China's most favored nation trading status was renewed for an additional year in June 1996, and a congressional effort to reverse the renewal failed in July. Additionally, the US did not impose threatened trade sanctions against China in connection with a dispute over inadequate protection of intellectual property in China. Thus, while disruptions of supply from China related to trade disputes do not appear to constitute a substantial threat to the Company's business and prospects in the immediate future, China's trading status remains controversial and there can be no assurance that a subsequent failure by the U.S. to grant the annual extension of most favored nation status to China or other disruptions in the Company's ability to import shoes from China will not occur, or that any such disruption would not have a material adverse effect on the Company's operations.

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations for the fiscal year ended February 1, 1997 increased 14.2% from the previous year. The Company's total net sales (including both ongoing operations and, for the fiscal year ended January 31, 1996, $30.8 million of sales from the operations divested as part of the 1995 Restructuring) increased 6.2%. Total gross margin for the year increased 8.2% and increased as a percentage of net sales from 39.8% to 40.5%. Selling and administrative expenses increased 3.2% from the previous year but decreased as a percentage of net sales from 35.6% to 34.6%. Pretax earnings for the fiscal year ended February 1, 1997 were $16.7 million, compared to a pretax loss of $4.3 million for the fiscal year ended January 31, 1996. Pretax earnings for Fiscal 1997 included the $1.7 million Manufacturing Restructuring charge. The pretax loss for Fiscal 1996 included a $14.1 million net increase in the 1995 Restructuring Charge, a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. The Company reported net earnings of $17.1 million ($0.66 per share) for Fiscal 1997 compared to net earnings of $10.1 million ($0.40 per share) for Fiscal 1996. Fiscal 1996 net earnings included, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $14.4 million to the 1995 Restructuring Provision.

Footwear Retail

                                                                   Fiscal Year Ended
                                                               ------------------------             %
                                                                 1997            1996             Change
                                                               --------        --------          --------
                                                                     (In Thousands)
      Net Sales...............................................$   283,546    $   243,303            16.5%
      Operating Income before
         Restructuring and Other Charges......................$    26,519    $    18,859            40.6%
      Restructuring and Other Charges.........................$       -0-    $      (978)          100.0%
      Operating Income........................................$    26,519    $    17,881            48.3%
      Operating Margin........................................        9.4%           7.3%


Primarily due to an increase in comparable store sales of approximately 12%, net sales from footwear retail operations increased 16.5% for Fiscal 1997 compared to Fiscal 1996. The average price per pair increased 5% and unit sales increased 14% for Fiscal 1997.

The Company's comparable store sales and store count at the end of the period were as follows:

                                                                                         Store Count
                                                                                       Fiscal Year End
                                                                                      -----------------
                                                                   Comp Sales         1997         1996
                                                                   ----------         ----         ----
         Jarman Retail                                                +8%              143          135
         Jarman Lease                                                +10%               85           82
         Journeys                                                    +26%              118           93
         Johnston & Murphy (including factory stores)                +11%              119          115
         Other Outlet Stores                                          -3%               39           38
         Total Retail                                                +12%              504          463



The Jarman Lease comparable store increase was aided by a 5% increase in the average square footage due to remodeling while the other outlet store decline was due to the weakness in demand for western boot products.

Gross margin as a percentage of net sales decreased from 49.2% to 48.9%, primarily from increased markdowns to stimulate sales in the Company's boot outlets and changes in product mix to more branded products. Operating expenses increased 10.7%, primarily due to increased selling salaries, advertising and rent expense and increased divisional management expenses to support new store growth, but decreased as a percentage of net sales from 41.5% to 39.4%.

Operating income before restructuring and other charges for Fiscal 1997 was up 40.6% compared to Fiscal 1996 due to increased sales and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year Ended                %
                                                                 1997            1996             Change
                                                                 ----            ----             ------
                                                                    (In Thousands)
      Net Sales...............................................$177,802       $  191,272           (7.0)%
      Net Sales - Ongoing.....................................$177,802       $  160,609           10.7%
      Operating Income before
         Restructuring and Other Charges......................$  9,801       $   12,892          (24.0)%
      Restructuring and Other Charges.........................$ (1,693)      $  (14,146)         (88.0)%
      Operating Income (Loss).................................$  8,108       $   (1,254)           NA
      Operating Margin.......................................      4.6%            (0.7)%


Net sales from footwear wholesale and manufacturing operations were $13.5 million (7.0%) lower in Fiscal 1997 than in Fiscal 1996, reflecting primarily the absence of sales in Fiscal 1997 from the operations divested as part of the 1995 Restructuring. Sales from ongoing operations were up 10.7%, reflecting primarily increased men's branded footwear sales, which more than offset the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. The increase in branded sales was aided by an increase in product assortment by key retailers.

Gross margin for Fiscal 1997 decreased 8.9%, primarily from the absence of the gross margins of the divested operations, and decreased as a percentage of net sales from 27.8% to 27.2%. Gross margin for ongoing operations increased 10.0% due to increased sales but decreased as a percentage of sales from 27.4% to 27.2%. The decline in margin as a percentage of sales is due to underabsorbed overhead resulting from a reduced level of production in the Company's western boot plants. In response to the continued weakness in the western boot market and the resulting underabsorbed overhead, the Company announced in the third quarter of Fiscal 1997 a decision to close its Hohenwald, Tennessee plant. See "Significant Developments - Manufacturing Restructuring Charge" above. The plant ceased operations in April 1997.

Operating expenses decreased 10.9% and decreased as a percentage of net sales from 22.7% to 21.7%, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Ongoing operations expenses increased 16.5% and increased as a percentage of sales from 20.7% to 21.7%, primarily due to (i) higher advertising expenses including advertising associated with the introduction of the Larry Mahan boot brand and
(ii) higher divisional administrative expenses to support the growth in the branded businesses as well as the Larry Mahan boot brand and (iii) higher royalty expenses from higher royalty rates.

Included in the operating income before restructuring and other charges for Fiscal 1996 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties. Operating income before restructuring and other charges and the import duty claim decreased 11.8%, primarily due to lower earnings in the Company's western boot business reflecting the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses

Corporate and other expenses for Fiscal 1997 were $9.2 million compared to $11.2 million for Fiscal 1996, a decrease of 18%. Included in corporate and other expenses for Fiscal 1997 and 1996 is a provision for environmental litigation of $150,000 and $1.0 million, respectively. The decrease in corporate expenses, excluding the provision for environmental litigation, is attributable primarily to decreased bonus accruals due to changes in the structure of the Company's bonus plan.

Interest expense decreased $114,000, or 1%, from last year, while interest income increased $790,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during Fiscal 1997, while borrowings averaged $181,000 during Fiscal 1996.

Other Income

Operating results of businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for Fiscal 1996. The net operating losses incurred by these operations subsequent to the decision to divest were charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for Fiscal 1996 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.3 million for Fiscal 1996. Also included in other income for Fiscal 1996 is a $1.8 million gain from the favorable resolution of a claim relating to import duties and the $1.0 million provision for environmental litigation.

RESULTS OF OPERATIONS -  FISCAL 1996 COMPARED TO FISCAL 1995

The Company's total net sales (including both ongoing operations and the operations divested as part of the 1995 Restructuring) for the fiscal year ended January 31, 1996 decreased 6.1% from Fiscal 1995, reflecting lower sales from the divested operations. Net sales from ongoing operations increased 4.4% from Fiscal 1995. Total gross margin for Fiscal 1996 decreased 0.1% but increased as a percentage of net sales from 37.4% to 39.8%. Selling and administrative expenses decreased 7.0% and decreased as a percentage of net sales from 35.9% to 35.6%. The pretax loss for Fiscal 1996 was $4.3 million, compared to a pretax loss of $17.8 million for Fiscal 1995. The pretax loss for Fiscal 1996 included a $14.1 million net increase in the 1995 Restructuring Charge, and a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 (see "Changes in Accounting Principles" and Note 1 to the Consolidated Financial Statements) and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. Fiscal 1995 pretax loss included the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement of certain claims arising out of that transaction. The Company reported net earnings of $10.1 million ($0.40 per share) for Fiscal 1996 compared to a net loss of $81.2 ($3.35 per share) for Fiscal 1995. Fiscal 1996 net earnings included, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $14.4 million to the 1995 Restructuring Provision. Fiscal 1995 net loss included, in addition to the 1995 Restructuring Charge, $58.1 million for the adjusted 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                   Fiscal Year Ended
                                                                 -------------------                %
                                                                 1996           1995              Change
                                                                 ----           ----              ------
                                                                     (In Thousands)
     Net Sales.............................................   $   243,303    $   234,448         3.8%
     Operating Income before
        Restructuring and Other Charges....................   $    18,859    $    17,161         9.9%
     Restructuring and Other Charges.......................   $      (978)   $      (236)      314.4%
     Operating Income......................................   $    17,881    $    16,925         5.6%
     Operating Margin......................................           7.3%           7.2%



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

Gross margin as a percentage of net sales decreased from 50.5% to 49.2%, primarily from price pressures on branded products and changes in product mix to more branded products as well as increased markdowns to stimulate sales in the Company's boot outlets. Operating expenses decreased approximately 1%, primarily due to the operation of fewer stores as a result of the 1994 Restructuring and decreased as a percentage of net sales from 43.7% to 41.5%. In addition to the operation of fewer stores, expenses were down due to job eliminations as part of the 1995 Restructuring and lower selling salaries.

During the third quarter of Fiscal 1996, the Company implemented SFAS No. 121 resulting in a $978,000 charge to retail earnings. See "Changes in Accounting Principles."

Footwear Wholesale & Manufacturing


                                                                   Fiscal Year Ended
                                                                 -------------------               %
                                                                 1996           1995             Change
                                                                 ----           ----             ------
                                                                    (In Thousands)
      Net Sales..............................................  $  191,272    $    228,453         (16.3)%
      Operating Income before
        Restructuring and Other Charges......................  $   12,892    $      8,473          52.2%
      Restructuring and Other Charges........................  $  (14,146)   $    (20,578)         31.3%
      Operating Loss.........................................  $   (1,254)   $    (12,105)        (89.6)%
      Operating Margin.......................................        (0.7)%          (5.3)%

                                      21

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

Interest expense decreased $1.6 million, or 14%, from Fiscal 1995 because of a decrease in borrowings, while interest income increased $682,000 from Fiscal 1995 due to increased short-term investments. Borrowings under the Company's revolving credit facility during Fiscal 1996 averaged $181,000 compared to average borrowings of $28.4 million during Fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                                    January 31,
                                                                             Feb. 1,         ------------------
                                                                                1997         1996         1995
                                                                             -------       -------      -------
Cash and short-term investments...............................................$ 43.4       $  35.6      $  10.2
Working capital...............................................................$115.5       $ 108.1      $ 100.7
Long-term debt (includes current maturities)..................................$ 75.0       $  75.0      $  75.0
Current ratio.................................................................   3.0x          3.2x         2.2x

----------

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $22.4 million in Fiscal 1997, compared to $22.7 million in Fiscal 1996 and $22.5 million in Fiscal 1995. The $0.3 million reduction in cash flow from operating activities for Fiscal 1997 compared to Fiscal 1996 reflects primarily the absence of cash flows from the liquidation of assets included in the 1995 Restructuring and the additional working capital needed to support new store growth. The Company has added a net of 41 stores in Fiscal 1997 while there was a net reduction of 35 stores in Fiscal 1996. The $0.2 million improvement in cash flow from operating activities for Fiscal 1996 compared to Fiscal 1995 reflects primarily cash inflows from the liquidation of assets included in the 1995 Restructuring and lower seasonal requirements from the disposition of businesses included in the 1995 Restructuring.

An $11.0 million increase in inventories from January 31, 1996 levels reflected in the Consolidated Cash Flows Statement reflects planned increases in retail inventory to support the net increase of 41 stores from January 31, 1996 and increases in men's branded wholesale inventory to support growth in those businesses. A $6.3 million decrease in inventories from January 31, 1995 levels reflected in the Consolidated Cash Flows Statement was primarily due to liquidation of inventories in connection with the 1995 Restructuring, while the $2.0 million increase in ongoing inventories compared with January 31, 1995 reflects the growth of certain existing lines of footwear in anticipation of higher sales.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at February 1, 1997 increased $0.3 million compared to January 31, 1996 primarily due to increased sales of men's branded footwear and the introduction of the Larry Mahan boot brand. Accounts receivable at February 1, 1997 were $1.7 million less than at January 31, 1996 primarily due to increased provisions for bad debts relating to western boot customers. Accounts receivable at January 31, 1996 were $15.5 million less than at January 31, 1995 primarily from collection of receivables in the operations being divested in the 1995 Restructuring. Ongoing accounts receivable at January 31, 1996 were $55,000 more than January 31, 1995.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at February 1, 1997 and January 31, 1996 and 1995 are as follows:


                                                                                Fiscal Year Ended
                                                                     ----------------------------------------
   (In Thousands)                                                       1997            1996             1995
                                                                     -------       ---------        ---------
   Accounts payable..................................................$10,625       $  (3,655)       $  (2,204)
   Accrued liabilities............................................... (1,665)         (9,369)          (4,754)
                                                                     -------       ---------        ---------
                                                                     $ 8,960       $ (13,024)       $  (6,958)
                                                                     =======       =========        =========


The fluctuations in accounts payable for Fiscal 1997 from Fiscal 1996 are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels, while the decrease in accounts payable for Fiscal 1996 from Fiscal 1995 relates primarily to the divestitures associated with the 1995 Restructuring.

The change in accrued liabilities in Fiscal 1997 was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the Restructurings. The change in accrued liabilities in Fiscal 1996 was due to payment of severance costs and liabilities related to the Restructurings. The change in accrued liabilities in Fiscal 1995 was due primarily to payments of severance costs, liabilities and leases related to the Restructurings.

There were no revolving credit borrowings during Fiscal 1997, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. There were only minimal revolving credit borrowings during Fiscal 1996 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. On January 5, 1996, the Company entered into a revolving credit agreement with two banks providing for loans or letters of credit of up to $35 million. The agreement, as amended October 31, 1996, expires January 5, 1999. The revolving credit agreement was amended to increase the annual capital expenditure limit to $16.0 million for Fiscal 1997 and $25.0 million thereafter, subject to possible carryforwards from the previous year of up to $2.0 million if less is spent in the current year.

Capital Expenditures

Capital expenditures were $14.6 million in Fiscal 1997, $8.6 million in Fiscal 1996 and $5.8 million in Fiscal 1995. The $6.0 million increase in Fiscal 1997 capital expenditures as compared to Fiscal 1996 resulted primarily from the net increase of 41 new retail stores in Fiscal 1997. The $2.8 million increase in Fiscal 1996 capital expenditures as compared to Fiscal 1995 resulted from leasehold improvements to the corporate office building for new tenants due to the downsizing of the Company, an increase in retail store renovations and an increase in purchases of production equipment.

Total capital expenditures in Fiscal 1998 are expected to be approximately $26.4 million. These include expected retail expenditures of $16.4 million to open approximately 92 new retail stores and to complete 44 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $10.0 million, including approximately $6.0 million for new systems to improve customer service and support the Company's growth.

Litigation Settlement

On April 25, 1997, the Company entered into an agreement to settle the case of Miller, et al. v. Genesco Inc., et al. pending in the Southern District of New York since 1993. The settlement anticipates that the Company will issue a number of shares of its common stock sufficient to provide proceeds to the plaintiffs of $6.7 million and that the plaintiffs will receive a cash payment from its insurance carrier. The settlement will not result in any charge to earnings. See Note 16 to the Consolidated Financial Statements.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1998, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.4 million of costs associated with the 1994 Restructuring, 1995 Restructuring and the Manufacturing Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $8 million of letters of credit outstanding under the revolving credit agreement at February 1, 1997, leaving availability under the revolving credit agreement of $27 million.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At February 1, 1997, that pool was in a $91.3 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $301,000. The Company currently has dividend arrearages in the amount of $978,000 and is unable to predict when dividends may be reinstated.

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

FOREIGN CURRENCY

The Company does not believe that its foreign currency risk is material to its operations. Most purchases by the Company from foreign sources are denominated in US dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. Any gains or losses from such transactions offset gains and losses from the underlying hedged transactions.

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

Changes in the economic environment have historically affected the Company's results of operations, therefore the Company limits the amount of deferred tax assets it recognizes to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. For additional information, see Note 12 to the Consolidated Financial Statements.

INFLATION

The Company does not believe inflation during periods covered in this discussion has had a material impact on sales or operating results.

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Report of Independent Accountants                                                                           28

Consolidated Balance Sheet, February 1, 1997 and January 31, 1996                                           29

Consolidated Earnings, each of the three fiscal years ended 1997, 1996 and 1995                             30

Consolidated Cash Flows, each of the three fiscal years ended
   1997, 1996 and 1995                                                                                      31

Consolidated Shareholders' Equity, each of the three fiscal years ended
   1997, 1996 and 1995                                                                                      32

Notes to Consolidated Financial Statements                                                                  33


February 25, 1997

To the Board of Directors and
Shareholders of Genesco Inc.

                      Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 66 present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at February 1, 1997 and January 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Nashville, Tennessee

                                         GENESCO INC.
                                         AND CONSOLIDATED SUBSIDIARIES
                                         Consolidated Balance Sheet
                                         In Thousands

                                                                                                  AS OF FISCAL YEAR END
-----------------------------------------------------------------------------------------------------------------------
                                                                                             1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                                         $  43,375             $  35,550
Accounts receivable                                                                        30,389                32,135
Inventories                                                                                95,884                84,930
Other current assets                                                                        4,509                 4,317
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      174,157               156,932
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                                   34,471                28,552
Other noncurrent assets                                                                     9,026                12,322
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 217,654             $ 197,806
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                               $   54,631             $  43,686
Provision for discontinued operations                                                       3,263                 3,899
Current payments on capital leases                                                            768                 1,212
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  58,662                48,797
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             75,000                75,000
Capital leases                                                                                717                 1,485
Other long-term liabilities                                                                11,172                25,265
Provision for discontinued operations                                                      11,613                13,354
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         157,164               163,901
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 16)                                                            -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                            7,944                 7,958
  Common shareholders' equity:
     Par value of issued shares                                                            25,195                24,844
     Additional paid-in capital                                                           122,615               121,715
     Accumulated deficit                                                                  (77,407)              (94,511)
     Minimum pension liability adjustment                                                     -0-                (8,244)
     Treasury shares, at cost                                                             (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 60,490                33,905
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 217,654             $ 197,806
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Earnings
                                 In Thousands, except per share amounts

                                                                                                           FISCAL YEAR
                                                                            ------------------------------------------
                                                                                 1997              1996           1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $ 461,348         $ 434,575      $ 462,901
Cost of sales                                                                 274,273           261,743        289,961
Selling and administrative expenses                                           159,518           154,567        166,156
Restructuring and other charges                                                 1,693            15,124         22,114
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
   other income and expenses                                                   25,864             3,141        (15,330)
----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                            10,289            10,403         12,031
   Interest income                                                             (1,548)             (758)           (76)
   Gain on divestiture                                                            -0-               -0-         (4,900)
   Other expense (income)                                                         441            (2,248)        (4,628)
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                              9,182             7,397          2,427
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and discontinued operations                16,682            (4,256)       (17,757)
Income taxes (benefit)                                                           (422)               25            757
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations                                 17,104            (4,281)       (18,514)
Discontinued operations:
   Operating loss                                                                 -0-               -0-         (4,540)
   Excess provision (provision) for future losses                                 -0-            14,352        (58,138)
----------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                         $  17,104         $  10,071      $ (81,192)
======================================================================================================================

Earnings (loss) per common share:
   Before discontinued operations                                           $     .66         $    (.19)     $    (.77)
   Discontinued operations                                                  $     .00         $     .59      $   (2.58)
   Net earnings (loss)                                                      $     .66         $     .40      $   (3.35)
======================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Cash Flows
                                 In Thousands

                                                                                                               Fiscal Year
                                                                              --------------------------------------------
                                                                                   1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                           $  17,104         $  10,071        $ (81,192)
Noncash charges (credits) to earnings:
   (Excess) provision for loss on discontinued operations                           -0-           (14,352)          58,138
   Restructuring charge                                                           1,693            14,147           22,114
   Depreciation and amortization                                                  7,747             7,354            9,254
   Impairment of long-lived assets                                                  -0-               978              -0-
   Provision for environmental liabilities                                          150             1,000              700
   Provision for deferred income taxes                                             (415)              -0-            1,404
   Gain on divestiture                                                              -0-               -0-           (4,900)
   Provision for losses on accounts receivable                                    2,060             1,799              813
   Other                                                                            699               548              376
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations before
   working capital and other changes                                             29,038            21,545            6,707
Effect on cash of changes in working
   capital and other assets and liabilities:
     Accounts receivable                                                           (314)           15,466               44
     Inventories                                                                (10,954)            6,280           25,458
     Other current assets                                                          (192)              165              100
     Accounts payable and accrued liabilities                                     8,960           (13,024)          (6,958)
     Other assets and liabilities                                                (4,136)           (7,780)          (2,881)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                  22,402            22,652           22,470
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                         (14,631)           (8,564)          (5,750)
   Proceeds from businesses divested and asset sales                                 76            18,763            8,032
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (14,555)           10,199            2,282
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under
     revolving credit agreement                                                     -0-               -0-          (15,000)
   Net change in short-term borrowings                                              -0-             2,522              (69)
   Payments on capital leases                                                    (1,220)           (9,703)          (2,852)
   Exercise of options and warrants and employee stock purchases                  1,202                23                6
   Other                                                                             (4)             (378)            (227)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (22)           (7,536)         (18,142)
--------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                     7,825            25,315            6,610
Cash and short-term investments at
   beginning of year                                                             35,550            10,235            3,625
--------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                $  43,375         $  35,550        $  10,235
==========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                   $   9,887         $   9,146        $  11,227
   Income taxes                                                                     (42)             (802)          (2,457)



The accompanying Notes are an integral part of these Financial Statements.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Consolidated Shareholders' Equity
                                In Thousands

                                          TOTAL                                                    FOREIGN       MINIMUM      TOTAL
                                 NON-REDEEMABLE           ADDITIONAL                              CURRENCY       PENSION     SHARE-
                                      PREFERRED    COMMON    PAID-IN ACCUMULATED   TREASURY    TRANSLATION     LIABILITY   HOLDERS'
                                          STOCK     STOCK    CAPITAL   (DEFICIT)      STOCK    ADJUSTMENTS    ADJUSTMENT     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1994              $   8,064 $  24,793  $ 121,634   $ (23,241) $ (17,857)     $  (4,706)   $  (9,964)  $  98,723
--------------------------------------------------------------------------------------------- -------------------------------------
Exercise of options                         -0-         2          4         -0-        -0-            -0-          -0-           6
Translation adjustments:
   Year-to-date adjustments                 -0-       -0-        -0-         -0-        -0-          2,136          -0-       2,136
   Realized in FY 1995 restructuring        -0-       -0-        -0-         -0-        -0-          2,570          -0-       2,570
Net loss                                    -0-       -0-        -0-     (81,192)       -0-            -0-          -0-     (81,192)
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-        7,351       7,351
Other                                      (121)       37         32        (149)       -0-            -0-          -0-        (201)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995              $   7,943 $  24,832  $ 121,670   $(104,582) $ (17,857)  $        -0-    $  (2,613)  $  29,393
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-         8         15         -0-        -0-            -0-          -0-          23
Net earnings                                -0-       -0-        -0-      10,071        -0-            -0-          -0-      10,071
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-       (5,631)     (5,631)
Other                                        15         4         30         -0-        -0-            -0-          -0-          49
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996              $   7,958 $  24,844  $ 121,715   $ (94,511) $ (17,857)  $        -0-    $  (8,244)  $  33,905
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-       187        455         -0-        -0-            -0-          -0-         642
Issue shares - Employee Stock Purchase
   Plan                                     -0-       161        399         -0-        -0-            -0-          -0-         560
Net earnings                                -0-       -0-        -0-      17,104        -0-            -0-          -0-      17,104
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-        8,244       8,244
Other                                       (14)        3         46         -0-        -0-            -0-          -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997              $   7,944 $  25,195  $ 122,615  $  (77,407) $ (17,857)  $        -0-    $     -0-   $  60,490
===================================================================================================================================



See Note 11 for additional information regarding each series of preferred stock.

The accompanying Notes are an integral part of these Financial Statements.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear under the Johnston & Murphy, Laredo, Code West, Larry Mahan, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, Boot Factory and General Shoe Warehouse retail footwear stores.

BASIS OF PRESENTATION

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

FISCAL YEAR

For the year ended February 1, 1997 ("Fiscal 1997"), the Company changed its fiscal year end to the Saturday closest to January 31. As a result, Fiscal 1997 had 367 days, while Fiscal 1996 and 1995 had 365 days. Fiscal Years 1997, 1996 and 1995 ended on February 1, 1997, January 31, 1996 and January 31, 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's $75.0 million 10 3/8% senior notes is estimated based on the quoted market price as of February 1, 1997 which is $76.1 million (see Note 9).

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at February 1, 1997 and January 31, 1996, are short-term investments of $38.1 million and $32.0 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

INVENTORIES

Inventories of wholesaling and manufacturing companies are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method. Retail inventories are determined by the retail method.

PLANT, EQUIPMENT AND CAPITAL LEASES

Plant, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At February 1, 1997 and January 31, 1996, the Company had approximately $18.8 million and $4.9 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

POSTRETIREMENT BENEFITS

Substantially all full-time employees are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

In accordance with SFAS 106, postretirement benefits such as life insurance and health care are accrued over the period the employee provides services to the Company.

ENVIRONMENTAL COSTS

Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims for recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing earnings, adjusted for preferred dividend requirements (1997 - $301,000; 1996 - $302,000; 1995 -
$302,000), by average common and common stock equivalents outstanding during the period.

STOCK-BASED COMPENSATION PLANS

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. (see Note 15).

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS

MANUFACTURING RESTRUCTURING

In response to the continued weakening of the western boot market, the Company approved a plan, (the "Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan includes closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the plan, the Company recorded a charge to earnings of $1.7 million including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs.

FISCAL 1995 RESTRUCTURING

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, the Company's board of directors approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

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

In connection with the 1995 Restructuring, the Company took a combined charge of $90.7 million in the third quarter of Fiscal 1995, of which $22.1 million (the "1995 Restructuring Charge") related to University Brands and Mitre and facility consolidation costs and permanent work force reductions and $68.6 million (the "1995 Restructuring Provision") related to Greif and GCO Apparel, which constituted the entire men's apparel segment of the Company's business, and is, therefore, treated for financial reporting purposes as a provision for discontinued operations.

In the fourth quarter of Fiscal 1995, the 1995 Restructuring Provision was positively adjusted by $10.5 million reducing the $68.6 million provision for future losses of discontinued operations to $58.1 million. The adjustment reflected the favorable consequences of a transfer, not anticipated at the time the provision was recorded, of a licensing agreement for men's apparel to another manufacturer. The transfer resulted in realization of inventory and accounts receivable balances on more favorable terms than anticipated, assumption of piece goods commitments by other manufacturers and cancellation of minimum royalty requirements under the transferred license.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED
--------------------------------------------------------------------------------

In the first quarter of Fiscal 1996, the Company took an additional restructuring charge of $14.1 million relating to the 1995 Restructuring. The additional restructuring charge reflected the lowering of anticipated proceeds from the sale of the Mitre Sports soccer business. In addition, the 1995 Restructuring Provision was adjusted by an additional reversal of $12.7 million. The reversal reflected primarily (1) an agreement during the quarter providing for the resolution of a long-term lease liability on terms more favorable than were anticipated when the 1995 Restructuring Provision was established, (2) better than anticipated realization of inventories and accounts receivable as the remaining Greif inventory was liquidated in the first quarter of Fiscal 1996 and (3) lower than anticipated union pension liability, which the pension fund determined and announced to the Company during the quarter.

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

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:

------------------------------------------------------------------------------------------
                                                                    YEAR ENDED JANUARY 31,
                                                                    ----------------------
IN THOUSANDS                                                                          1995
------------------------------------------------------------------------------------------
Net sales                                                                          $81,777
Cost of sales and expenses                                                          86,317
------------------------------------------------------------------------------------------
Pretax loss                                                                         (4,540)
Income tax expense (benefit)                                                           -0-
------------------------------------------------------------------------------------------
Net Loss                                                                           $(4,540)
==========================================================================================

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

Net sales for Mitre and University Brands for Fiscal 1996 and 1995 were $30.8 million and $76.0 million, respectively. Operating loss for Mitre and University Brands before the restructuring provisions for Fiscal 1995 was $304,000.

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



NOTE 3
ACCOUNTS RECEIVABLE
-------------------------------------------------------------------------------
IN THOUSANDS                                     1997                     1996
-------------------------------------------------------------------------------
Trade accounts receivable                      $32,721                 $33,068
Miscellaneous receivables                        2,960                   3,263
-------------------------------------------------------------------------------
Total receivables                               35,681                  36,331
Allowance for bad debts                         (3,353)                 (2,065)
Other allowances                                (1,939)                 (2,131)
-------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                        $30,389                 $32,135
===============================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 8% of the Company's trade receivables balance as of February 1, 1997.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 4
INVENTORIES
----------------------------------------------------------------------
IN THOUSANDS                                         1997       1996
----------------------------------------------------------------------
Raw materials                                      $  8,870   $  9,229
Work in process                                       3,333      3,792
Finished goods                                       29,270     22,935
Retail merchandise                                   54,411     48,974
----------------------------------------------------------------------
TOTAL INVENTORIES                                  $ 95,884   $ 84,930
======================================================================


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
----------------------------------------------------------------------
IN THOUSANDS                                           1997       1996
----------------------------------------------------------------------
Plant and equipment:
 Land                                              $    241   $     75
 Buildings and building equipment                     2,552      2,799
 Machinery, furniture and fixtures                   37,522     32,927
 Construction in progress                             3,130      1,114
 Improvements to leased property                     42,734     39,195
Capital leases:
 Land                                                    60         60
 Buildings                                            1,904      2,195
 Machinery, furniture and fixtures                    7,285      7,392
----------------------------------------------------------------------
Plant, equipment and capital leases, at cost         95,428     85,757
Accumulated depreciation and amortization:
 Plant and equipment                                (53,241)   (50,355)
 Capital leases                                      (7,716)    (6,850)
----------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES            $ 34,471   $ 28,552
======================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements




NOTE 6
OTHER NONCURRENT ASSETS
----------------------------------------------------------------
IN THOUSANDS                                       1997     1996
----------------------------------------------------------------
Other noncurrent assets:
 Pension plan asset                              $4,750  $ 8,051
 Investments and long-term receivables            1,792    1,772
 Deferred tax asset                                 415      -0-
 Deferred note expense                            2,069    2,499
----------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                    $9,026  $12,322
================================================================



NOTE 7
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
----------------------------------------------------------------
IN THOUSANDS                                       1997     1996
----------------------------------------------------------------
Trade accounts payable                          $22,730  $12,105
Accrued liabilities:
  Employee compensation                           9,471   10,733
  Interest                                        4,017    3,992
  Taxes other than income taxes                   3,118    3,361
  Insurance                                       3,089    4,381
  Other                                          12,206    9,114
----------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES  $54,631  $43,686
================================================================


At February 1, 1997, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $4.5 million. These amounts are included in trade accounts payable.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 8
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                            EMPLOYEE   FACILITY
                                             RELATED   SHUTDOWN
IN THOUSANDS                                   COSTS      COSTS    OTHER    TOTAL
---------------------------------------------------------------------------------
Balance January 31, 1996                     $15,222    $   10   $2,021   $17,253
Charges and adjustments, net                  (1,866)      (10)    (501)   (2,377)
---------------------------------------------------------------------------------
Balance February 1, 1997                      13,356       -0-    1,520    14,876
Current portion                                1,743       -0-    1,520     3,263
---------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
 DISCONTINUED OPERATIONS                     $11,613    $  -0-   $  -0-   $11,613
=================================================================================

RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                            EMPLOYEE   FACILITY
                                             RELATED   SHUTDOWN
                                               COSTS      COSTS   OTHER     TOTAL
---------------------------------------------------------------------------------
Balance January 31, 1996                     $   956    $1,666   $  382   $ 3,004
Manufacturing restructuring                      748       451      -0-     1,199
Charges and adjustments, net                  (1,032)     (480)     (13)   (1,525)
---------------------------------------------------------------------------------
Balance February 1, 1997                         672     1,637      369     2,678
Current portion (included in accounts
  payable and accrued liabilities)               672     1,106      369     2,147
---------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM LIABILITIES)  $   -0-    $  531   $  -0-   $   531
=================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements




NOTE 9

LONG-TERM DEBT

--------------------------------------------------------------------------------
IN THOUSANDS                                         1997                   1996
--------------------------------------------------------------------------------
10 3/8% senior notes due February 2003               $75,000             $75,000


REVOLVING CREDIT AGREEMENTS:
On January 5, 1996, the Company entered into a revolving credit agreement with two banks providing for loans or letters of credit of up to $35 million. The agreement, as amended October 31, 1996, expires January 5, 1999. This agreement replaced a $50 million revolving credit agreement providing for loans or letters of credit. Outstanding letters of credit at February 1, 1997 were $8 million.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 2.0% which may be changed if the Company's debt rating is improved. Facility fees are 0.5% per annum on each bank's committed amount or $35.0 million. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage, debt to equity and interest coverage ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 45 consecutive days during each period beginning on December 15 of any Fiscal Year and ending on April 15 of the following Fiscal Year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $25.0 million for Fiscal 1998 and thereafter subject to possible carryforwards from the previous year of up to $2.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at February 1, 1997.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003.

The fair value of the Company's 10 3/8% senior notes, based on the quoted market price on February 1, 1997, is $76.1 million.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 10
COMMITMENTS UNDER LONG-TERM LEASES
--------------------------------------------------------------------------------

CAPITAL LEASES
Future minimum lease payments under capital leases at February 1, 1997, together with the present value of the minimum lease payments, are:


--------------------------------------------------------------------------
FISCAL YEARS                                                  IN THOUSANDS
--------------------------------------------------------------------------
1998                                                                $  865
1999                                                                   400
2000                                                                   139
2001                                                                   139
2002                                                                   109
Later years                                                             79
--------------------------------------------------------------------------
Total minimum payments                                               1,731
Interest discount amount                                               246
--------------------------------------------------------------------------
Total present value of minimum payments                              1,485
Current portion                                                        768
--------------------------------------------------------------------------
TOTAL NONCURRENT PORTION                                            $  717
==========================================================================


OPERATING LEASES
Rental expense under operating leases of continuing operations was:

------------------------------------------------------------------------
IN THOUSANDS                                   1997      1996      1995
------------------------------------------------------------------------
Minimum rentals                               $18,719   $17,942  $18,678
Contingent rentals                             10,270     8,776    8,234
Sublease rentals                               (1,035)     (754)    (478)
------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                          $27,954   $25,964  $26,434
========================================================================


Minimum rental commitments payable in future years are:

------------------------------------------------------------------------
FISCAL YEARS                                                IN THOUSANDS
------------------------------------------------------------------------
1998                                                             $19,404
1999                                                              17,325
2000                                                              14,542
2001                                                              10,419
2002                                                               7,215
Later years                                                       19,733
------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                 $88,638
========================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 12% of the Company's leases contain renewal options.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements



NOTE 11
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
NON-REDEEMABLE PREFERRED STOCK




                                                                   NUMBER OF SHARES      AMOUNTS IN THOUSANDS        COMMON
                                                  SHARES  -------------------------  ------------------------   CONVERTIBLE   NO. OF
CLASS                                         AUTHORIZED     1997     1996     1995    1997     1996     1995         RATIO    VOTES
------------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
  $2.30 Series 1                                  64,368   37,123   37,233   37,233  $1,485   $1,489   $1,489          .83        1
  $4.75 Series 3                                  40,449   19,469   19,632   19,632   1,947    1,963    1,963         2.11        2
  $4.75 Series 4                                  53,764   16,412   16,412   16,412   1,641    1,641    1,641         1.52        1
  Series 6                                       400,000      -0-      -0-      -0-     -0-      -0-      -0-                     1
$1.50 Subordinated Cumulative Preferred        5,000,000   30,017   30,017   30,017     901      901      901
------------------------------------------------------------------------------------------------------------------------------------
                                                          103,021  103,294  103,294   5,974    5,994    5,994
Employees' Subordinated
  Convertible Preferred                        5,000,000   80,313   80,313   80,313   2,409    2,410    2,410         1.00*       1
------------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                         8,383    8,404    8,404
Employees' Preferred Stock Purchase Accounts                                           (439)    (446)    (461)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                                 $7,944   $7,958   $7,943
====================================================================================================================================

* Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.


PREFERRED STOCK TRANSACTIONS

----------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                            EMPLOYEES'
                                                                                        NON-REDEEMABLE   PREFERRED           TOTAL
                                                                        NON-REDEEMABLE      EMPLOYEES'       STOCK  NON-REDEEMABLE
                                                                             PREFERRED       PREFERRED    PURCHASE       PREFERRED
                                                                                 STOCK           STOCK    ACCOUNTS           STOCK
----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                                                       $5,993          $2,544       $ (473)        $8,064
---------------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred                             3              (3)         -0-            -0-
Conversion of employees' preferred into common                                    -0-            (122)         -0-           (122)
Other                                                                              (2)             (9)          12              1
---------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                                                        5,994           2,410         (461)         7,943
---------------------------------------------------------------------------------------------------------------------------------
Other                                                                             -0-             -0-           15             15
---------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                                        5,994           2,410         (446)         7,958
Other                                                                             (20)             (1)           7            (14)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                                                       $5,974          $2,409       $ (439)        $7,944
=================================================================================================================================

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 11
SHAREHOLDERS' EQUITY, CONTINUED
--------------------------------------------------------------------------------

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

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized: 40,000,000 shares; issued: February 1, 1997--25,194,504 shares; January 31, 1996--24,844,036 shares. There were
488,464 shares held in treasury at February 1, 1997 and January 31, 1996. Each outstanding share is entitled to one vote. At February 1, 1997, common shares were reserved as follows: 177,101 shares for conversion of preferred stock; 1,366,388 shares for the 1987 Stock Option Plan; 1,100,000 shares for the 1996 Stock Option Plan; 200,000 shares for executive stock options; 120,434 shares for the Restricted Stock Plan for Directors; and 756,919 shares for the Genesco Employee Stock Purchase Plan.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 11
SHAREHOLDERS' EQUITY, CONTINUED
--------------------------------------------------------------------------------

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of Consolidated Net Income (as defined) after April 30, 1993 and (ii) the aggregate Net Proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At February 1, 1997, the Company was in a deficit position of $91.3 million in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter of Fiscal 1994 and now has cumulative dividend arrearages in the amount of $277,494 for Series 1, $300,553 for Series 3, $253,360 for Series 4, and $146,333 for $1.50 Subordinated Cumulative Preferred Stock.


CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
--------------------------------------------------------------------------------------------------------
                                                                                NON-
                                                                          REDEEMABLE          EMPLOYEES'
                                                             COMMON        PREFERRED           PREFERRED
                                                              STOCK            STOCK               STOCK
--------------------------------------------------------------------------------------------------------
Issued at January 31, 1994                               24,792,641         103,244               84,791
--------------------------------------------------------------------------------------------------------
Other                                                        39,486              50               (4,478)
--------------------------------------------------------------------------------------------------------
Issued at January 31, 1995                               24,832,127         103,294               80,313
--------------------------------------------------------------------------------------------------------
Exercise of options                                           7,625             -0-                  -0-
Other                                                         4,284             -0-                  -0-
--------------------------------------------------------------------------------------------------------
Issued at January 31, 1996                               24,844,036         103,294               80,313
--------------------------------------------------------------------------------------------------------
Exercise of options                                         186,712             -0-                  -0-
Issue shares - Employee Stock Purchase Plan                 161,329             -0-                  -0-
Other                                                         2,427            (273)                 -0-
--------------------------------------------------------------------------------------------------------
Issued at February 1, 1997                               25,194,504         103,021               80,313
Less treasury shares                                        488,464             -0-                  -0-
--------------------------------------------------------------------------------------------------------
OUTSTANDING AT FEBRUARY 1, 1997                          24,706,040         103,021               80,313
========================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 12
INCOME TAXES
--------------------------------------------------------------------------------

Income tax expense (benefit) is comprised of the following:

-----------------------------------------------------------------------------------
IN THOUSANDS                        1997               1996                   1995
-----------------------------------------------------------------------------------
Current
  U.S. federal                      $(70)              $ -0-                $(1,693)
  Foreign                             41                  25                    741
  State                               22                 -0-                     10
Deferred
  U.S. federal                      (415)                -0-                  1,699
  Foreign                            -0-                 -0-                    -0-
  State                              -0-                 -0-                    -0-
-----------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT) $(422)              $  25                $   757
===================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 12
INCOME TAXES, CONTINUED
--------------------------------------------------------------------------------

Deferred tax assets and liabilities are comprised of the following:

--------------------------------------------------------------------------------
                                        FEBRUARY 1,                 JANUARY 31,
IN THOUSANDS                                  1997                        1996
-------------------------------------------------------------------------------
Pensions                                  $ (1,049)                     $  (885)
Other                                         (219)                        (346)
-------------------------------------------------------------------------------
Gross deferred tax liabilities              (1,268)                      (1,231)
-------------------------------------------------------------------------------
Net operating loss carryforwards            18,433                       25,399
Net capital loss carryforwards               8,013                       11,180
Provisions for discontinued operations
  and restructurings                         7,685                        8,437
Inventory valuation                          1,685                        1,743
Expense accruals                             7,836                        6,581
Allowances for bad debts and notes           1,802                        1,711
Uniform capitalization costs                 2,206                        1,937
Depreciation                                 2,106                        2,105
Pensions                                       201                          692
Leases                                         126                          176
Other                                          763                        2,047
Tax credit carryforwards                     2,649                        1,200
-------------------------------------------------------------------------------
Gross deferred tax assets                   53,505                       63,208
-------------------------------------------------------------------------------
Deferred tax asset valuation allowance     (51,822)                     (61,977)
-------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                   $    415                      $   -0-
===============================================================================

The Company has net operating loss carryfowards available to offset future U.S. taxable income of approximately $47.9 million expiring in 2010 and 2011. The Company also has capital loss carryforwards available to offset future U.S. capital gains of approximately $20.8 million expiring in 2001.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

-----------------------------------------------------------------------------
                                              1997         1996          1995
-----------------------------------------------------------------------------
U. S. federal statutory rate of tax         34.00%        34.00%       (34.00%)
State taxes (net of federal tax benefit)     4.50          4.50           -0-
Deferred tax valuation allowance           (38.50)       (38.50)          -0-
Operating losses with no current tax benefit  -0-           -0-         34.00
Other                                        (2.9)          .01           -0-
-----------------------------------------------------------------------------
EFFECTIVE TAX RATE                           (2.9%)         .01%          .00%
=============================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 13
EMPLOYEE RETIREMENT BENEFITS
--------------------------------------------------------------------------------

RETIREMENT PLAN

The Company sponsors a non-contributory, defined benefit pension plan. Effective January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to their cash balance account under the new formula.

Under the amended plan, beginning January 1, 1996, the Company credits each participants' account annually with an amount equal to 4% of the participant's compensation plus 4% of the participant's compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant will be credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who is inactive will be credited with interest at the lesser of 7% or the 30 year Treasury interest rate.

EMPLOYEE RETIREMENT BENEFITS
--------------------------------------------------------------------------------

PENSION EXPENSE


------------------------------------------------------------------------------
IN THOUSANDS                                         1997      1996       1995
------------------------------------------------------------------------------
Service cost of benefits earned during the year  $  1,490  $  1,914    $ 2,309
Interest on projected benefit obligation            6,437     6,621      6,430
Actual return on plan assets                      (12,505)  (12,522)      (933)
Deferral of current period asset gains (losses)     6,601     7,089     (4,256)
Amortization of prior service cost                   (146)      388        388
Amortization of net loss                            1,257       171      1,385
Amortization of transition obligation                 983       983        983
------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                            $  4,117  $  4,644    $ 6,306
==============================================================================

ACTUARIAL ASSUMPTIONS


------------------------------------------------------------------------------
                                                             1997         1996
------------------------------------------------------------------------------
Weighted average discount rate                               7.50%        7.00%
Salary progression rate                                      5.00%        5.00%
Expected long-term rate of return on plan assets             9.50%        9.50%
------------------------------------------------------------------------------

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 13
EMPLOYEE RETIREMENT BENEFITS, CONTINUED
--------------------------------------------------------------------------------

The weighted average discount rate used to measure the benefit obligation increased from 7.00% to 7.50% from Fiscal 1996 to Fiscal 1997. The increase in the rate decreased the accumulated benefit obligation by $4.4 million and decreased the projected benefit obligation by $5.4 million. The weighted average discount rate used to measure the benefit obligation decreased from 8.50% to 7.00% from Fiscal 1995 to Fiscal 1996. The decrease in the rate increased the accumulated benefit obligation by $12.1 million and increased the projected benefit obligation by $15.7 million.

The following table sets forth the funded status of the plan as of the measurement date (December 31) for the respective fiscal year:

FUNDED STATUS


-----------------------------------------------------------------------------
IN THOUSANDS                                                 1997        1996
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                               $82,534     $83,833
  Non-vested benefit obligation                             1,309       1,242
-----------------------------------------------------------------------------
  Accumulated benefit obligation                          $83,843     $85,075
=============================================================================
Projected benefit obligation
  for services rendered to date                           $91,350     $99,058
Plan assets at fair value, primarily
  cash equivalents, common stock, notes and
  real estate                                              81,077      68,550
-----------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
 PLAN ASSETS                                              $10,273     $30,508
=============================================================================

At February 1, 1997 and January 31, 1996, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

BALANCE SHEET EFFECT

SFAS No. 87 requires the Company to recognize a pension liability ($2.8 million for 1997 and $16.5 million for 1996) equal to the amount by which the actuarial present value of the accumulated benefit obligation ($83.8 million for 1997 and $85.1 million for 1996) exceeds the fair value of the retirement plan's assets ($81.1 million for 1997 and $68.6 million for 1996). A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and unamortized transition obligation. Any excess of the pension liability above the intangible pension asset is recorded as a separate component and reduction of shareholders' equity. In 1997, this resulted in the recording of an intangible asset of $4.8 million and a minimum pension liability of zero in shareholders' equity. In the prior year, an intangible asset of $8.1 million and a reduction to shareholders' equity of $8.2 million was recorded in the Company's balance sheet. The decrease in the charge to shareholders' equity from $8.2 million in Fiscal 1996 to $-0- in Fiscal 1997 results from a higher than expected return on plan assets and the increase in the weighted average discount rate.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 13
EMPLOYEE RETIREMENT BENEFITS, CONTINUED
--------------------------------------------------------------------------------

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:

--------------------------------------------------------------------------
IN THOUSANDS                                                1997      1996
--------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets  $ (10,273) $(30,508)
Unamortized transition obligation                          4,914     5,897
Unrecognized net actuarial losses                          9,060    22,227
Unrecognized prior service cost                           (1,717)    2,154
--------------------------------------------------------------------------
Prepaid (Accrued) pension cost                             1,984      (230)
Amount reflected as an intangible asset*                  (4,750)   (8,051)
Amount reflected as minimum pension liability
  adjustment**                                               -0-    (8,244)
--------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                $ (2,766) $(16,525)
==========================================================================

  *    Included in other non-current assets in the balance sheet.
 **    Included as a component of shareholders' equity in the balance sheet.
***    Included in other long-term liabilities in the balance sheet.

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. For Fiscal 1997, the contribution expense to the Company for the matching program was approximately $1.1 million.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 14
OTHER BENEFIT PLANS
--------------------------------------------------------------------------------

Prior to Fiscal 1996, the Company contributed to a multiemployer pension plan applicable to all hourly-paid employees of its tailored clothing division covered by collective bargaining agreements. As a result of the Company's decision to liquidate The Greif Companies men's tailored clothing business, the Company provided for its estimated union pension withdrawal liability (see Note
2). Pension costs and amounts contributed to the plan during Fiscal 1995 were $1.8 million.

The Company provides health care benefits for early retirees and life insurance benefits for certain retirees not covered by collective bargaining agreements. Under the health care plan, early retirees are eligible for limited benefits until age 65. Employees who meet certain requirements are eligible for life insurance benefits upon retirement. The Company accrues such benefits during the period in which the employee renders service.

Postretirement benefit expense was $258,000, $256,000 and $217,000 for Fiscal 1997, 1996 and 1995, respectively. The components of postretirement benefit expense follow:

IN THOUSANDS                                         1997       1996       1995
--------------------------------------------------------------------------------
Service cost of benefits earned during the year      $ 83       $ 64       $ 70
Interest cost on accumulated postretirement benefits  175        192        147
--------------------------------------------------------------------------------
NET PERIODIC POSTRETIREMENT BENEFIT COST             $258       $256       $217
================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 14
OTHER BENEFIT PLANS, CONTINUED
--------------------------------------------------------------------------------

The funded status of the plan and amounts recognized in the financial statements at February 1, 1997 and January 31, 1996 were as follows:


--------------------------------------------------------------------------------
IN THOUSANDS                                                       1997     1996
--------------------------------------------------------------------------------
Postretirement benefit liability at beginning of year            $2,693   $1,929
Net periodic postretirement benefit cost                            258      256
Cash expenditures for benefits                                     (771)    (162)
Loss due to actual experience                                       475      376
Increase (decrease) in liability due to change in discount rate    (111)     294
--------------------------------------------------------------------------------
Postretirement benefit liability                                  2,544    2,693
Unrecognized net loss                                              (653)    (289)
--------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED
  IN FINANCIAL STATEMENTS                                        $1,891   $2,404
================================================================================


The weighted average discount rate used to determine the APBO at January
31, 1996 was 7% and 7.5% at February 1, 1997. The increase in the rate resulted in an unrecognized gain of $111,000. The weighted average discount rate decreased from 8.5% to 7.0% resulting in an unrecognized loss of $294,000 in Fiscal 1996. The APBO was determined using an assumed annual increase in the health care cost trend rate of 9.75% for Fiscal 1997. The trend rate is assumed to decrease gradually to 5.0% by Fiscal 2013. A one percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately $200,000 and increase the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $27,000.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS
--------------------------------------------------------------------------------

The Company's stock-based compensation plans, as of February 1, 1997, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. The compensation cost that has been charged against income for its restricted plans was $980,000 for 1997. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $35,000 and $30,000 for 1997 and 1996, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                             1997     1996
                          -------  -------
Net Income   As reported  $17,104  $10,071
             Pro forma     17,094    9,981

Primary EPS  As reported  $  0.66  $  0.40
             Pro forma    $  0.66  $  0.39


FIXED STOCK OPTIONS
The Company has three fixed option plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 1.2 million shares of common stock, which includes 100,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under both plans vest 25% at the end of each year with the exception of shares granted February 20, 1995 which vest 20% at the end of each year and the 100,000 shares granted to the chief executive officer under the 1987 Plan which vested after one year.

With regard to the 100,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected and on the date of every third annual meeting of shareholders of the Company thereafter. The outside director restricted stock shall vest with respect to one-third of the shares each year. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 1,993 shares of restricted stock issued to directors for Fiscal 1997.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS, CONTINUED
--------------------------------------------------------------------------------

Under the 1996 Stock Incentive Plan, shares of restricted stock may be issued either alone, in addition to or in tandem with other awards granted under the Plan and/or cash awards made outside the Plan. To encourage stock ownership by key management employees, the Company has instituted a program allowing the chief executive officer, eight other executive officers and two high-level operating division employees to elect to receive part or all of their target awards under the Fiscal 1997 plan in the form of nonqualified stock options. The options were granted March 15, 1996. As of the grant date, the participants were permitted to elect to relinquish irrevocably all or a portion of the target award under the plan in exchange for a ten-year option to purchase shares of common stock at the closing price of the stock on the grant date. The option is to become exercisable one year from the date on which entitlement to the award under the plan for Fiscal 1997 is determined by the Company. Compensation cost charged against income for these options was $873,000 for Fiscal 1997.

The third fixed option plan is the executive stock option plan which granted 100,000 shares to the chief executive officer. The exercise price of these shares is equal to the market price of the Company's stock on the date of grant, the maximum term is 10 years and the options vested after six months.

The fair value of each option granted in the fixed option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: expected volatility of 48 and 50 percent; risk-free interest rates of 5.9 and 6.1 percent; and expected lives of six years for all plans.

A summary of the status of the Company's fixed stock option plans as of February 1, 1997 and January 31, 1996 and 1995 and changes during the years ending on those dates is presented below:



                                                 1997                         1996                             1995
                                      --------------------------  ----------------------------      ----------------------------
                                       SHARES   WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE      SHARES      WEIGHTED-AVERAGE
FIXED OPTIONS                          (000)     EXERCISE PRICE     (000)      EXERCISE PRICE        (000)       EXERCISE PRICE
-------------                          ------   ----------------   --------   ----------------      ------      ----------------
Outstanding at beginning of year      1,525,150        $3.35       1,431,475        $3.31           1,284,075       $6.35
Granted                               1,346,883         6.48         245,000         3.47           1,191,875        2.36
Exercised                              (186,712)        3.44          (7,625)        2.91              (1,875)       3.38
Forfeited                               (69,150)        3.24        (143,700)        3.14          (1,042,600)       5.96
                                     ----------                   ----------                       ----------
Outstanding at end of year            2,616,171         4.96       1,525,150         3.35           1,431,475        3.31
                                     ==========                   ==========                       ==========
Options exercisable at year-end         970,571                      784,772                          425,225
Weighted-average fair value of
   options granted during the year   $     3.58                   $     1.89                                -


The following table summarizes information about fixed stock options outstanding at February 1, 1997:


                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     ------------------------------------------------       -----------------------------------
                          NUMBER   WEIGHTED-AVERAGE                            NUMBER
       RANGE OF      OUTSTANDING      REMAINING      WEIGHTED-AVERAGE       EXERCISABLE        WEIGHTED-AVERAGE
EXERCISE PRICES        AT 2/1/97  CONTRACTUAL LIFE    EXERCISE PRICE         AT 2/1/97          EXERCISE PRICE
---------------      -----------  -----------------  ----------------       -----------        ----------------
$1.875 - 2.75          825,038        7.9 years          $ 2.25               540,196               2.32
 3.375 - 5.00        1,218,133        8.6                  4.54               260,000               3.80
  5.50 - 7.75          128,500        6.2                  7.07                70,375               6.87
  9.00 - 11.00         444,500        8.9                 10.55               100,000               9.00
                    ----------                                               --------
$1.875 - 11.00       2,616,171        6.7                  4.96               970,571               3.73
                    ==========                                               ========

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS, CONTINUED
--------------------------------------------------------------------------------

RESTRICTED STOCK OPTIONS
On January 10, 1997, 200,000 shares of restricted stock with a zero exercise price were granted to the chairman under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions would lapse for one third of the shares on January 31, 1998 if the chairman is employed by the Company on that date. The restrictions would lapse for another one third of the shares on January 31, 1999 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $12.50 per share for 20 consecutive trading days during Fiscal 1999. The restrictions would lapse for the last one third of the shares on January 31, 2000 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $15.00 per share for 20 consecutive trading days during Fiscal 2000. Compensation cost charged against income for these options was $107,000 in Fiscal 1997.

EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Approximately 15 percent of eligible employees have participated in the Plan in the last 2 years. Under the Plan, the Company sold 4,284 shares and 161,329 shares to employees in 1996 and 1997, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1997, respectively: an expected life of 1 year for both years; expected volatility of 68 and 52 percent; and risk-free interest rates of 5.7 percent for both years. The weighted-average fair value of those purchase rights granted in 1996 and 1997 was $1.73 and $3.26, respectively.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $448,000 and $454,000 at February 1, 1997 and January 31, 1996, respectively, and were secured at February 1, 1997, by 21,112 employees' preferred shares and 325 common shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDARIES
                                Notes to Consolidated Financial Statements


NOTE 16
LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

New York State Environmental Proceedings
The Company is a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints allege that the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

In March 1997, the Company accepted an offer to settle the Johnstown action for a payment of $31,000 and is now awaiting entry of an acceptable consent order and dismissal of that action. The Company remains a defendant in the Gloversville action. The environmental authorities have issued decisions selecting plans of remediation with respect to the Gloversville site with a total estimated cost of approximately $10.0 million.

The Company has filed answers to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is presently unable to predict the outcome or to estimate the extent of liability the Company may incur with respect to the Gloversville action.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 16
LEGAL PROCEEDINGS, CONTINUED
-------------------------------------------------------------------------------

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. The Department and the Company have discussed a consent order whereby the Company would assume responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the proposed consent order, but there is no assurance that it will be able to enter into an acceptable consent order along the lines proposed, or that such a consent order would ultimately resolve the matter. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments have been performed and will serve as a basis for the Company's remedial action plan for the site. The Company is presently unable to determine whether the implementation of the plan will have a material effect on its financial condition or results of operations.

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 16
LEGAL PROCEEDINGS, CONTINUED
-------------------------------------------------------------------------------

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

By order dated December 2, 1993, the U.S. District Court denied a motion for judgment on the pleadings filed on behalf of all defendants. On July 6, 1994, the court denied a motion for partial summary judgment filed on behalf of the plaintiffs. On September 6, 1996, the court granted the defendants' motion for summary judgment regarding certain alleged misrepresentations by one of the Company's officers and the plaintiffs' motion regarding the existence and breach of fiduciary duties owed by the Company to the plaintiffs. The court's order stated that the plaintiffs must show that the breach caused damages to be entitled to a recovery on that count. It denied the defendants' and plaintiffs' motions for summary judgment in other respects.

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. In addition to a cash payment which the Company's directors and officers liability insurance carrier has agreed to contribute to the settlement, the Company expects to issue shares of stock sufficient to yield net proceeds of $6.7 million to the plaintiffs in a block trade to occur immediately upon the issuance. The issuance of shares constitutes an adjustment to the 1988 transaction and will not result in a charge to earnings. The settlement is contingent on approval of the fairness of its terms and conditions by the trial court and approval of the listing of the shares on the New York Stock Exchange prior to June 25, 1997.

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

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements



NOTE 17
BUSINESS SEGMENT INFORMATION,CONTINUED
--------------------------------------------------------------------

--------------------------------------------------------------------
IN THOUSANDS                           1997        1996         1995
--------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
  Retail                           $283,546    $243,303     $234,448
  Wholesale and manufacturing       177,802     191,272      228,453
--------------------------------------------------------------------
TOTAL SALES                        $461,348    $434,575     $462,901
====================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
  Retail                            $26,519     $17,881 (2)  $16,925 (4)
    % of applicable sales               9.4%        7.3%         7.2%
  Wholesale and manufacturing         8,108 (1)  (1,254)(3)  (12,105)(4)
    % of applicable sales               4.6%       (0.7%)       (5.3%)
--------------------------------------------------------------------
Operating income                     34,627      16,627        4,820
    % of total sales                    7.5%        3.8%         1.0%
Corporate expenses:
  Interest expense                   (8,741)     (9,645)     (11,955)
  Other corporate expenses           (9,204)    (11,238)     (15,522)(4)
  Gain on divestiture                    -0-         -0-       4,900
--------------------------------------------------------------------
TOTAL PRETAX EARNINGS (LOSS)        $16,682     $(4,256)    $(17,757)
    % OF TOTAL SALES                    3.6%       (1.0%)       (3.8%)
====================================================================


(1) Includes a restructuring charge in Fiscal 1997 of $1.7 million.

(2) Includes an asset impairment loss of $978,000.

(3) Includes a restructuring charge in Fiscal 1996 of $14.1 million.

(4) Includes a restructuring charge in Fiscal 1995 as follows: Footwear Retail $236,000, Footwear Wholesale and Manufacturing $20.6 million and Corporate $1.3 million.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 17
BUSINESS SEGMENT INFORMATION, CONTINUED
---------------------------------------------------------------------


----------------------------------------------------------------------
IN THOUSANDS                             1997      1996           1995
-----------------------------------  --------  -------------  --------

ASSETS:
Footwear:
  Retail                             $ 78,721     $67,482      $69,287
  Wholesale and manufacturing          79,424      74,290      115,601
----------------------------------------------------------------------
Total footwear                        158,145     141,772      184,888
Men's apparel                             -0-         -0-       28,984
Corporate assets                       59,509      56,034       30,006
----------------------------------------------------------------------
TOTAL ASSETS                         $217,654    $197,806     $243,878
======================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
  Retail                             $  4,811      $4,755       $4,735
  Wholesale and manufacturing           1,866       1,691        2,759
----------------------------------------------------------------------
Total footwear                          6,677       6,446        7,494
Men's apparel                             -0-         -0-        1,305
Corporate                               1,070         908          455
----------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION  $  7,747      $7,354       $9,254
======================================================================

ADDITIONS TO PLANT, EQUIPMENT
  AND CAPITAL LEASES:
Footwear:
  Retail                             $ 11,151      $4,364       $3,181
  Wholesale and manufacturing           2,948       2,514        2,129
----------------------------------------------------------------------
Total footwear                         14,099       6,878        5,310
Men's apparel                             -0-           9          198
Corporate                                 541       1,677          242
----------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
  AND CAPITAL LEASES                 $ 14,640      $8,564       $5,750
======================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements




NOTE 18
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                            1ST QUARTER           2ND QUARTER           3RD QUARTER            4TH QUARTER           FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS               1997      1996        1997      1996       1997         1996      1997      1996         1997     1996
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                $100,219   $93,225    $102,955  $109,600    $124,109    $111,994   $134,065  $119,756    $461,348 $434,575

Gross margin               40,588    35,537      40,813    42,499      51,188      45,292     54,486    49,504     187,075  172,832

Pretax earnings (loss)        501   (13,322)(1)   2,101    (1,179)(3)   5,993(5)    4,238(6)   8,087     6,007(7)   16,682   (4,256)

Earnings (loss) before
 discontinued operations      966   (13,331)      2,073    (1,185)      5,903       4,231      8,162     6,004      17,104   (4,281)

Net earnings (loss)           966      (678)(2)   2,073       514 (4)   5,903       4,231      8,162     6,004      17,104   10,071

Earnings (loss) per
 common share:
   Before discontinued
    operations                .04      (.55)        .08      (.05)        .23         .17        .31       .24         .66     (.19)
   Net earnings (loss)        .04      (.03)        .08       .02         .23         .17        .31       .24         .66      .40
===================================================================================================================================

(1) Includes a restructuring charge of $14.1 million (see Note 2).

(2) Includes excess provision for discontinued operations of $12.7 million (see Note 2).

(3) Includes a restructuring charge of $2.2 million (see Note 2).

(4) Includes excess provision for discontinued operations of $1.7 million (see Note 2).

(5) Includes a restructuring charge of $1.7 million (see Note 2).

(6) Includes a restructuring credit of $1.2 million and a $978,000 charge for impaired assets (see Note 2).

(7) Includes a restructuring credit of $1.0 million (see Note 2).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------
None.


                                   PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 25, 1997 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to
Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

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

The following information regarding beneficial ownership on March 31, 1997 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.


                                    CLASS OF        NO. OF      PERCENT OF
NAME AND ADDRESS                     STOCK*         SHARES        CLASS
---------------------------------  -------------  ------------  ----------
Pioneering Management Corporation   Common         1,654,000(1)  6.6
60 State Street
Boston, MA  02109

                                   CLASS OF         NO. OF      PERCENT OF
NAME AND ADDRESS                    STOCK*          SHARES        CLASS
---------------------------------  ----------       ------      ----------
Jeannie Bussetti                    Series 1         3,000           8.1
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                     Series 1         2,000           5.4
52 South Lilburn Drive
Garnerville, NY  10923

Ronald R. Bussetti                  Series 1         2,000           5.4
12 Carteret Drive
Pomona, NY   10970

S. Robert Weltz, Jr.                Series 1         2,308           6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Estate of Hyman Fuhrman, Deceased   Series 3         1,081           5.6
c/o Sylvia Fuhrman
3801 South Ocean Drive
Hollywood, FL   33020

Clinton Grossman                    Series 3         1,965(2)       10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Hazel Grossman                      Series 3         1,074           5.5
30 Argyle Ave., Apt. 209
Riverside, RI  02915

Roselyn Grossman                    Series 3         1,965(2)       10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT   06604


                                    CLASS OF        NO. OF    PERCENT OF
NAME AND ADDRESS                     STOCK*         SHARES       CLASS
---------------------------------   --------        ------    ----------
Stanley Grossman                    Series 3         1,965(2)     10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Michael Miller, Trustee             Series 4         5,605        34.2
Under Will of David Evins
c/o Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY   10123

Mathew Evins                        Series 4         2,571        15.7
c/o Evins Communications Ltd.
635 Madison Ave.
New York, NY  10022

Melissa Evins                       Series 4         2,893        17.6
417 East 57th Street
New York, NY   10022

Reed Evins                          Series 4         2,418        14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                 Subordinated     2,413         8.0
221 Evelyn Avenue                   Cumulative
Nashville, TN   37205               Preferred


______________

* See Note 11 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)  This information is from an Amendment to  Schedule 13G dated January
     22, 1997.

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

                                   PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The following are included in Item 8.


Report of Independent Accountants
Consolidated Balance Sheet, February 1, 1997 and January 31, 1996
Consolidated Earnings, each of the three fiscal years ended 1997, 1996 and
1995
Consolidated Cash Flows, each of the three fiscal years ended 1997, 1996 and
1995
Consolidated Shareholders' Equity, each of the three fiscal years ended 1997, 1996 and 1995
Notes to Consolidated Financial Statements


FINANCIAL STATEMENT SCHEDULES
-----------------------------
II   -Reserves, each of the three fiscal years ended 1997, 1996 and 1995


All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 71.

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

       e. 1996 Stock Incentive Plan. Incorporated by reference to Registration Statement on Form S-8 filed July 19, 1996 (File No. 33-08463).
       f. Description of Adjustable Life Insurance Plan for Key
          Executive Officers. Incorporated by reference to pages 23-24 under the heading "Executive Compensation Life and Medical Insurance Plans" in the Company's proxy statement dated May 6, 1992.
       g. 1997 Management Incentive Compensation Plan.
          Incorporated by reference to Exhibit (10)g to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
       h. 1998 Management Incentive Compensation Plan.
       i. Other Executive Officer Personal Benefits. Incorporated by reference to pages 10-17 under the heading "Executive Compensation" in the Company's proxy statement dated May 6, 1992.
       j. Restricted Stock Plan For Directors. Incorporated by reference to Exhibit (10)k to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
       k. Form of Indemnification Agreement For Directors.
          Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
       l. Loan Agreement dated as of January 5, 1996 among the Company and NationsBank of North Carolina, N.A. and First National Bank of Chicago. Incorporated by reference to Exhibit
          (10)k to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. First Amendment to Loan Agreement dated as of October 31, 1996. Incorporated by reference to Exhibit (10) k to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 1996.
       m. Supplemental Pension Agreement dated as of October 18,
          1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
       n. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
       o. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York.
          First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Registration Statement on Form 8-A filed August 15, 1990 (File No. 1-3083).
       p. Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997.
       q. Nonqualified Stock Option Agreement as amended and restated through December 21, 1994 between the Company and David
          M. Chamberlain. Incorporated by reference to Exhibit (10)x to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
       r. Nonqualified Stock Option Agreement dated as of December
          21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)y to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

  (11) Computation of earnings per share.
  (21) Subsidiaries of the Company.
  (23) Consent of Independent Accountants included on page 69.
  (24) Power of Attorney
  (27) Financial Data Schedule
  (99) Financial Statements and Report of Independent Accountants with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)k and (10)p through (10)r are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.
_______________


A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K
None.

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35329, 33-50248, 33-62653 and 33-08463) of Genesco Inc.
of our report dated February 25, 1997 appearing on page 28 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated April 10, 1997 appearing on page 1 of the January 31, 1997 Genesco Employee Stock Purchase Plan Financial Statements.




/s/ PRICE WATERHOUSE LLP


Nashville, Tennessee
May 2, 1997

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENESCO INC.


                                By:  /s/James S. Gulmi
                                     -------------------------------
                                     James S. Gulmi
                                     Senior Vice President - Finance


Date: May 2, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the second day of May, 1997.



/s/Ben T. Harris                    President and Chief Executive Officer
---------------------               and a Director
Ben T. Harris


/s/James S. Gulmi                   Senior Vice President - Finance
---------------------               (Principal Financial Officer)
James S. Gulmi


/s/Paul D. Williams                 Chief Accounting Officer
---------------------
Paul D. Williams

Directors:


David M. Chamberlain*               Kathleen Mason*


W. Lipscomb Davis, Jr.*             William A. Williamson, Jr.*


John Diebold*                       William S. Wire, II*

Harry D. Garber*                    Gary M. Witkin*

Joel C. Gordon*

*By /s/Roger G. Sisson
----------------------
   Roger G. Sisson
   Attorney-In-Fact

                                       GENESCO INC.

                                       AND CONSOLIDATED SUBSIDIARIES


                                       Financial Statement Schedules


                                       February 1, 1997

                                                                      SCHEDULE 2
                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Reserves

-------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 1, 1997
-------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                              -------------------
                                                CHARGED   CHARGED
                                   BEGINNING  TO PROFIT  TO OTHER         INCREASES        ENDING
IN THOUSANDS                         BALANCE   AND LOSS  ACCOUNTS       (DECREASES)       BALANCE
-------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts               $2,065      2,847       151  (1)      (1,710)  (2)   $3,353
Allowance for cash discounts             119        -0-       -0-               49   (3)      168
Allowance for sales returns              483        -0-       -0-              -0-   (4)      483
Allowance for customer deductions        984        -0-       -0-             (363)  (5)      621
Allowance for co-op advertising          545        -0-       -0-              122   (6)      667
-------------------------------------------------------------------------------------------------
TOTALS                                $4,196      2,847       151           (1,902)        $5,292
==================================================================================================

YEAR ENDED JANUARY 31, 1996
--------------------------------------------------------------------------------------------------

                                                        ADDITIONS
                                              -------------------
                                                CHARGED   CHARGED
                                   BEGINNING  TO PROFIT  TO OTHER         INCREASES        ENDING
IN THOUSANDS                         BALANCE   AND LOSS  ACCOUNTS       (DECREASES)       BALANCE
-------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts               $1,127      3,029        55  (1)      (2,146)  (2)   $2,065
Allowance for cash discounts             117        -0-       -0-                2   (3)      119
Allowance for sales returns              540        -0-       -0-              (57)  (4)      483
Allowance for customer deductions        258        -0-       -0-              726   (5)      984
Allowance for co-op advertising          537        -0-       -0-                8   (6)      545
---------------------------------  ---------  ---------  --------  ---  -----------  ---  -------
TOTALS                                $2,579      3,029        55           (1,467)        $4,196
=================================================================================================


-------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1995
-------------------------------------------------------------------------------------------------


                                                        ADDITIONS
                                              -------------------
                                                CHARGED   CHARGED
                                   BEGINNING  TO PROFIT  TO OTHER         INCREASES        ENDING
IN THOUSANDS                         BALANCE   AND LOSS  ACCOUNTS       (DECREASES)       BALANCE
-------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts               $2,065      1,222       117(1)        (2,277)  (2)   $1,127
Allowance for cash discounts             177        -0-       -0-              (60)  (3)      117
Allowance for sales returns              766        -0-       -0-             (226)  (4)      540
Allowance for customer deductions        847        -0-       -0-             (589)  (5)      258
Allowance for co-op advertising          719        -0-       -0-             (182)  (6)      537
-------------------------------------------------------------------------------------------------
TOTALS                                $4,574      1,222       117           (3,334)        $2,579
=================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $292,000 in 1997, $279,000 in 1996, and $248,000 in 1995 to the addition above, the total bad debt expense amounted to $3,139,000 in 1997, $3,308,000 in 1996, and $1,470,000 in 1995.

-------------------------------------------------------------------------------
(1)  Bad debt recoveries.
(2) Bad debt charged to reserve and transfers to operations to be divested.
(3) Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(4) Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(5) Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(6) Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.

See Note 3 to the Consolidated Financial Statements included in Item 8.