Form 10-Q
period 1997-05-03
GENESCO INC
filed 1997-06-17
CIK 18498

                                                                  [GENESCO LOGO]

--------------------------------------------------------------------------------
(Mark One)                              FORM 10-Q
   [x]               Quarterly Report Pursuant To
                       Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                                For Quarter Ended
                                      May 3, 1997

   [ ]              Transition Report Pursuant To
                       Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

               Securities and Exchange Commission
                           Washington, D.C. 20549
                       Commission File No. 1-3083

                                                 -------------------------------
                                                 GENESCO INC.
                                                 A Tennessee Corporation
                                                 I.R.S. No. 62-0211340
                                                 Genesco Park
                                                 1415 Murfreesboro Road
                                                 Nashville, Tennessee 37217-2895
                                                 Telephone 615/367-7000

                                                 -------------------------------

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
                                                 Yes  x   No
                                                     ---     ---

---------------------------------------------------
Common Shares Outstanding June 6, 1997 - 25,111,259

   INDEX
   ------------------------------------------------------------------------------------------------------------------
                                                                                                                 PAGE
   ------------------------------------------------------------------------------------------------------------------

   Part 1 - Financial Information                                                                                   3
   ------------------------------------------------------------------------------------------------------------------
   Consolidated Balance Sheet - May 3, 1997, February 1, 1997 and
      May 4, 1996                                                                                                   3
   ------------------------------------------------------------------------------------------------------------------
   Consolidated Earnings - Three Months Ended
      May 3, 1997 and May 4, 1996                                                                                   4
   ------------------------------------------------------------------------------------------------------------------
   Consolidated Cash Flows - Three Months Ended
      May 3, 1997 and May 4, 1996                                                                                   5
   ------------------------------------------------------------------------------------------------------------------
   Consolidated Shareholders' Equity - Year Ended
      February 1, 1997 and Three Months Ended May 3, 1997                                                           6
   ------------------------------------------------------------------------------------------------------------------
   Notes to Consolidated Financial Statements                                                                       7
   ------------------------------------------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                                        15
   ------------------------------------------------------------------------------------------------------------------
   Part II - Other Information                                                                                     22
   ------------------------------------------------------------------------------------------------------------------
   Signature                                                                                                       23
   ------------------------------------------------------------------------------------------------------------------

                              PART I - FINANCIAL INFORMATION

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Consolidated Balance Sheet
                              In Thousands

-----------------------------------------------------------------------------------------------------------------------
                                                                   MAY 3,             FEBRUARY 1,                MAY 4,
                                                                     1997                    1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                  $ 26,421                $ 43,375              $ 34,003
Accounts receivable                                                30,811                  30,389                32,720
Inventories                                                       108,191                  95,884                86,619
Other current assets                                                4,326                   4,509                 3,788
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                              169,749                 174,157               157,130
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                           37,870                  34,471                28,704
Other noncurrent assets                                             8,912                   9,026                12,215
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $216,531                $217,654              $198,049
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $ 49,142                $ 54,631              $ 42,848
Current payments on capital leases                                    558                     768                 1,091
Provision for discontinued operations                               3,210                   3,263                 3,699
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          52,910                  58,662                47,638
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     75,000                  75,000                75,000
Capital leases                                                        167                     717                 1,251
Other long-term liabilities                                        11,885                  11,172                26,161
Provision for discontinued operations                              11,161                  11,613                12,932
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 151,123                 157,164               162,982
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note  6)                                    -                       -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,945                   7,944                 7,958
  Common shareholders' equity:
     Par value of issued shares                                    25,503                  25,195                24,912
     Additional paid-in capital                                   125,042                 122,615               121,843
     Accumulated deficit                                          (75,225)                (77,407)              (93,545)
     Minimum pension liability adjustment                             -0-                     -0-                (8,244)
     Treasury shares, at cost                                     (17,857)                (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                         65,408                  60,490                35,067
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $216,531                $217,654              $198,049
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Earnings
                                 Three Months Ended
                                 In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                                                       MAY 3,                    MAY 4,
                                                                                         1997                      1996
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $114,185                  $100,219
Cost of sales                                                                          66,313                    59,631
Selling and administrative expenses                                                    43,431                    37,806
-----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                                                            4,441                     2,782
-----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                                     2,545                     2,632
   Interest income                                                                       (416)                     (430)
   Other expense                                                                          113                        79
-----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                                      2,242                     2,281
-----------------------------------------------------------------------------------------------------------------------
Pretax earnings                                                                         2,199                       501
Income taxes (benefit)                                                                     17                      (465)
-----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                         $  2,182                  $    966
=======================================================================================================================
Net earnings per common share                                                        $    .08                  $    .04
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Three Months Ended
                                  Consolidated Cash Flows
                                  In Thousands

     -------------------------------------------------------------------------------------------------------------------------
                                                                                                    MAY 3,              MAY 4,
                                                                                                      1997                1996
     -------------------------------------------------------------------------------------------------------------------------
     OPERATIONS:
     Net earnings                                                                                 $  2,182             $   966
     Noncash charges to earnings:
      Depreciation and amortization                                                                  2,151               1,848
      Provision for losses on accounts receivable                                                    1,005                 994
      Other                                                                                            222                 269
     -------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operations before working capital and other changes                        5,560               4,077
     Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                                                           (1,427)             (1,579)
      Inventories                                                                                  (12,307)             (1,689)
      Other current assets                                                                             183                 529
      Accounts payable and accrued liabilities                                                      (5,542)             (1,038)
      Other assets and liabilities                                                                     231                 475
     -------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operations                                                     (13,302)                775
     -------------------------------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES:
      Capital expenditures                                                                          (5,684)             (2,184)
      Proceeds from asset sales                                                                         78                  32
     -------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                          (5,606)             (2,152)
     -------------------------------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES:
      Payments on capital leases                                                                      (760)               (355)
      Exercise of options                                                                            2,714                 189
      Other                                                                                            -0-                  (4)
     -------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                             1,954                (170)
     -------------------------------------------------------------------------------------------------------------------------
     NET CASH FLOW                                                                                 (16,954)             (1,547)
     Cash and short-term investments at beginning of period                                         43,375              35,550
     -------------------------------------------------------------------------------------------------------------------------
     CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                             $ 26,421             $34,003
     =========================================================================================================================
     SUPPLEMENTAL CASH FLOW INFORMATION:
     Net cash paid (received) for:
      Interest                                                                                    $  4,437             $ 4,206
      Income taxes                                                                                       8                (479)
     =========================================================================================================================

     The accompanying Notes are an integral part of these Financial Statements.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Shareholders' Equity
                                 In Thousands




-----------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL                                                             MINIMUM       TOTAL
                                     NON-REDEEMABLE                                                             PENSION      SHARE-
                                          PREFERRED       COMMON     PAID-IN     ACCUMULATED    TREASURY      LIABILITY    HOLDERS'
                                              STOCK        STOCK     CAPITAL         DEFICIT       STOCK     ADJUSTMENT      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                  $   7,958    $  24,844   $ 121,715      $  (94,511)  $ (17,857)     $  (8,244)  $  33,905
===================================================================================================================================
Exercise of options                             -0-          187         455             -0-         -0-            -0-         642
Issue shares - Employee Stock Purchase Plan     -0-          161         399             -0-         -0-            -0-         560
Net earnings                                    -0-          -0-         -0-          17,104         -0-            -0-      17,104
Minimum pension liability adjustment            -0-          -0-         -0-             -0-         -0-          8,244       8,244
Other                                           (14)           3          46             -0-         -0-            -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                  $   7,944    $  25,195   $ 122,615      $  (77,407)  $ (17,857)     $     -0-   $  60,490
===================================================================================================================================
Net earnings                                    -0-          -0-         -0-           2,182         -0-            -0-       2,182
Exercise of options                             -0-          302       2,412             -0-         -0-            -0-       2,714
Other                                             1            6          15             -0-         -0-            -0-          22
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE MAY 3, 1997                       $   7,945    $  25,503   $ 125,042      $  (75,225)  $ (17,857)     $     -0-   $  65,408
===================================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

INTERIM STATEMENTS
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 1998 ("Fiscal 1998") and of the fiscal year ended February 1, 1997 ("Fiscal 1997"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at February 1, 1997 and May 3, 1997, are short-term investments of $38.1 million and $21.7 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At February 1, 1997 and May 3, 1997, the Company had approximately $18.8 million and $18.7 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 2
ACCOUNTS RECEIVABLE
-------------------------------------------------------------------------------------------------------------------
                                                                                  MAY 3,                FEBRUARY 1,
IN THOUSANDS                                                                        1997                       1997
-------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                      $  33,810                   $ 32,721
Miscellaneous receivables                                                          3,985                      2,960
-------------------------------------------------------------------------------------------------------------------
Total receivables                                                                 37,795                     35,681
Allowance for bad debts                                                           (4,245)                    (3,353)
Other allowances                                                                  (2,739)                    (1,939)
-------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                        $  30,811                   $ 30,389
===================================================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 5% of the Company's trade receivables balance as of May 3, 1997.


NOTE 3
INVENTORIES
-------------------------------------------------------------------------------------------------------------------
                                                                                  MAY 3,                FEBRUARY 1,
IN THOUSANDS                                                                        1997                       1997
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                                   $  9,162                    $ 8,870
Work in process                                                                    3,822                      3,333
Finished goods                                                                    29,463                     29,270
Retail merchandise                                                                65,744                     54,411
-------------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                               $108,191                    $95,884
===================================================================================================================

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements

NOTE 4
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
--------------------------------------------------------------------------------------------------------------
                                                                                  MAY 3,           FEBRUARY 1,
IN THOUSANDS                                                                        1997                  1997
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                         $    272              $    241
   Buildings and building equipment                                                2,605                 2,552
   Machinery, furniture and fixtures                                              39,618                37,522
   Construction in progress                                                        4,841                 3,130
   Improvements to leased property                                                44,067                42,734
Capital leases:
   Land                                                                               60                    60
   Buildings                                                                       2,195                 1,904
   Machinery, furniture and fixtures                                               7,311                 7,285
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                     100,969                95,428
Accumulated depreciation and amortization:
   Plant and equipment                                                           (55,072)              (53,241)
   Capital leases                                                                 (8,027)               (7,716)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                         $ 37,870              $ 34,471
==============================================================================================================

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements

NOTE 5
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $13,356             $     -0-            $1,520             $14,876
Charges and adjustments, net                                  (438)                  -0-               (67)               (505)
------------------------------------------------------------------------------------------------------------------------------
Balance May 3, 1997                                         12,918                   -0-             1,453              14,371
Current portion                                              1,757                   -0-             1,453               3,210
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                  $11,161             $     -0-            $  -0-             $11,161
==============================================================================================================================
RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                     $ 672                $1,637              $369              $2,678
Charges and adjustments, net                                  (157)                 (133)              (18)               (308)
------------------------------------------------------------------------------------------------------------------------------
Balance May 3, 1997                                            515                 1,504               351               2,370
Current portion (included in accounts
   payable and accrued liabilities)                            515                 1,071               351               1,937
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)                 $ -0-                $  433              $-0-              $  433
==============================================================================================================================

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Notes to Consolidated Financial Statements

NOTE 6
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 6
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. The Department and the Company are negotiating with regard to a consent order whereby the Company would assume responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the proposed consent order, but there is no assurance that it will be able to enter into an acceptable consent order along the lines proposed, or that such a consent order would ultimately resolve the matter. The owner of the site has advised the Company that it intends to hold the Company responsible for any required remediation or other damages incident to the contamination. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, will have a material effect on its financial condition or results of operations.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements

NOTE 6
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

Preferred Shareholder Action
On January 7, 1993, 23 former holders of the Company's series 2, 3 and 4 subordinated serial preferred stock filed a civil action against the Company and certain officers in the United States District Court for the Southern District of New York. The plaintiffs allege that the defendants misrepresented and failed to disclose material facts to representatives of the plaintiffs in connection with exchange offers which were made by the Company to the plaintiffs and other holders of the Company's series 1, 2, 3 and 4 subordinated serial preferred stock from June 23, 1988 to August 1, 1988. The plaintiffs alleged breach of fiduciary duty and fraudulent and negligent misrepresentations and sought damages in excess of $10 million, costs, attorneys' fees, interest and punitive damages in an unspecified amount.

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. The settlement was consummated on June 13, 1997, pursuant to which the Company issued 525,495 shares of stock to the plaintiffs' nominee.

Texas Interference Action
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license. The Company filed an answer denying all the material allegations of the plaintiff's complaint. The Company is presently unable to predict whether the outcome of the litigation will have a material effect on its financial condition or results of operations.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing and acceptance of products being introduced to the market, international trade developments affecting Chinese and other foreign sourcing of products, as discussed in greater detail below, the outcome of various litigation and environmental contingencies, including those discussed in Note 6 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses. They also include the continuing weakening of the western boot market, which has resulted in declining sales and erosion of the boot division's retail customer base. This weakness has resulted in the Manufacturing Restructuring discussed below and, unless reversed, may require further adjustments to manufacturing capacity and other steps designed to reduce costs to a level consistent with lower expected sales. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies during Fiscal 1998.

SIGNIFICANT DEVELOPMENTS

Manufacturing Restructuring
In response to the continued weakening of the western boot market, the Company approved a plan (the "Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee, western boot plant by July 1997, with the elimination of approximately 190 jobs. The plant was closed in April 1997. In connection with the adoption of the plan, the Company recorded a charge to earnings in the third quarter of Fiscal 1997 of $1.7 million including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs of which the Company has spent $0.5 million through May 3, 1997.

International Trade Developments
Manufacturers in China have become major suppliers to Genesco and other footwear companies in the United States. In Fiscal 1998 the Company expects to import approximately 28% of inventory purchases from China. In addition to the products the Company imports directly, a significant amount of the products purchased by the Company from other suppliers have been imported from China. China's most favored nation trading status was renewed for an additional year in June 1996, and has not yet been renewed in 1997. China's trading status remains controversial and there can be no assurance that a failure by the U.S. to grant the annual extension of most favored nation status to China or other disruptions in the Company's ability to import shoes from China will not

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

occur, or that any such disruption would not have a material adverse effect on the Company's operations.

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales in the first quarter ended May 3, 1997, which had three less days than the comparable quarter a year ago, increased 13.9% from the previous year. Total gross margin for the quarter increased 17.9% and increased as a percentage of net sales from 40.5% to 41.9%. Selling and administrative expenses increased 14.9% and increased as a percentage of net sales from 37.7% to 38.0%. Pretax earnings in the first quarter ended May 3, 1997 were $2.2 million, compared to pretax earnings of $501,000 for the quarter ended May 4, 1996. The Company reported net earnings of $2.2 million ($0.08 per share) for the first quarter ended May 3, 1997 compared to net earnings of $966,000 ($0.04 per share) in the first quarter ended May 4, 1996, which included a tax credit of $465,000.

Footwear Retail

                                                                   Three Months Ended
                                                              --------------------------
                                                                May 3,         May 4,                 %
                                                                 1997           1996               Change
                                                              -----------    -----------           ------
                                                                     (In Thousands)

      Net Sales...............................................$    70,024    $    59,035            18.6%
      Operating Income........................................$     5,758    $     3,184            80.8%
      Operating Margin........................................        8.2%           5.4%

Primarily due to increases in comparable store sales of approximately 10% and an 11% increase in average retail stores operated, net sales from footwear retail operations increased 18.6% in the quarter ended May 3, 1997 compared to the previous year. The average price per pair increased 1% and unit sales increased 15% for the first quarter of Fiscal 1998.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

The Company's comparable store sales and store count at the end of the first quarter were as follows:

                                                                                         Store Count
                                                                                     -------------------
                                                                                     May 3,       May 4,
                                                                   Comp Sales         1997         1996
                                                                   ----------         ----         ----
         Jarman Retail                                                +3%              144          136
         Jarman Lease                                                 +5%               85           81
         Journeys                                                    +21%              136           95
         Johnston & Murphy (including factory stores)                +11%              122          112
         Other Outlet Stores                                          +6%               43           40
                                                                                       ---          ---
         Total Retail                                                +10%              530          464
                                                                                       ===          ===

The Jarman Lease comparable store increase was aided by a 4% increase in the average square footage due to remodeling.

Gross margin as a percentage of net sales increased from 49.7% to 50.4%, primarily from changes in product mix. The change in product mix to more branded non-western boots in the Company's boot outlets created less markdowns compared to last year. Operating expenses increased 12.9%, primarily due to the 11% increase in average stores operated, which caused increased rent expense, selling salaries and shipping and warehouse expense. In addition, divisional management expenses increased to support new store growth. Overall operating expenses decreased as a percentage of net sales from 44.1% to 41.9%.

Operating income for the first quarter ended May 3, 1997 was up 80.8% compared to the same period last year due to increased sales, increased margins and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                  Three Months Ended
                                                             ----------------------------
                                                                 May 3,          May 4,                %
                                                                 1997            1996               Change
                                                             ------------    ------------           ------
                                                                    (In Thousands)
      Net Sales...............................................    $44,161          $41,184            7.2%
      Operating Income........................................    $ 1,153          $ 1,492          (22.7)%
      Operating Margin.......................................         2.6%             3.6%

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Net sales from footwear wholesale and manufacturing operations were $3.0 million (7.2%) higher, in the first quarter ended May 3, 1997 than in the same period last year, reflecting primarily increased men's branded footwear sales, which more than offset lower tanned leather sales and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to Department of Defense delays in awarding military footwear contracts. Military footwear suppliers, which have been impacted by the continuing decrease in demand for military footwear, make up the bulk of the Company's tanned leather business. The increase in branded sales included sales of new products introduced by the Company's Nautica division.

Gross margin in the first quarter ended May 3, 1997 increased 11.9%, and increased as a percentage of net sales from 27.4% to 28.6%, primarily from changes in sales mix.

Operating expenses increased 17.0% and increased as a percentage of net sales from 23.8% to 26.0%, primarily due to higher divisional administrative expenses to support the growth in the branded businesses and increased royalty expenses, from higher royalty rates.

Operating income decreased 22.7%, primarily due to lower earnings in the Company's tanned leather business due to Department of Defense delays in awarding military boot contracts, resulting in delays in orders from the division's customers, and the increase in operating expenses.

Corporate and Interest Expenses
Corporate and other expenses in the first quarter ended May 3, 1997 were $2.6 million compared to $2.0 million for the same period last year, an increase of 31%. The increase in corporate expenses is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings.

Interest expense decreased $87,000, or 3%, from last year, and interest income decreased $14,000 from last year due to decreased short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended May 3, 1997 or May 4, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                              May 3,      May 4,
                                                                                               1997        1996
                                                                                               ----        ----
Cash and short-term investments...........................................................   $  26.4   $    34.0
Working capital...........................................................................   $ 116.8   $   109.5
Long-term debt............................................................................   $  75.0   $    75.0
Current ratio.............................................................................       3.2x        3.3x

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

Cash used by operating activities was $13.3 million in the first three months of Fiscal 1998 compared to $775,000 provided by operating activities last year. The $14.1 million reduction in cash flow from operating activities between the first quarter of Fiscal 1998 and the first quarter of Fiscal 1997 reflects primarily the additional working capital needed to support new store growth. The Company has added a net of 26 stores in the first quarter ended May 3, 1997 compared to a net of 1 store for the same period last year.

A $12.3 million increase in inventories from February 1, 1997 levels reflected in the Consolidated Cash Flows Statement and the $21.6 million increase in inventories compared with May 4, 1996 reflects planned seasonal increases and increases in retail inventory to support the net increase of 26 stores from February 1, 1997 and the net increase of 66 stores from May 4, 1996. In addition, there were increases in men's branded wholesale inventory to support growth in those businesses.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at May 3, 1997 increased $1.4 million compared to February 1, 1997 primarily due to increased sales of men's branded footwear. Accounts receivable at May 3, 1997 were $1.9 million less than at May 4, 1996, primarily reflecting improved accounts receivable turn.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at May 3, 1997 and May 4, 1996 is as follows:

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                  May 3,              May 4,
   (In Thousands)                                                                  1997                1996
                                                                                   ----                ----
   Accounts payable                                                              $ 1,209             $ 5,371
   Accrued liabilities                                                            (6,751)             (6,409)
                                                                                 -------             -------
                                                                                 $(5,542)            $(1,038)
                                                                                 =======             =======

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was due primarily to payment of bonuses and interest payments on the Company's long-term debt.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

There were no revolving credit borrowings during the three months ended May 3, 1997 and May 4, 1996, as cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures
Total capital expenditures in Fiscal 1998 are expected to be approximately $26.3 million. These include expected retail expenditures of $16.2 million to open approximately 94 new retail stores and to complete 53 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $10.1 million including approximately $6.0 million for new systems to improve customer service and support the Company's growth. During the three months ended May 3, 1997 the Company had $5.7 million in capital expenditures which included opening 28 new stores and completing 15 major renovations.

Litigation Settlement
On June 13, 1997, the Company completed the settlement of the case of Miller, et al. v. Genesco Inc., et al. pending in the Southern District of New York since 1993, pursuant to a settlement agreement entered into on April 25, 1997. The Company issued 525,495 shares of its common stock to the plaintiffs, and who also received a cash payment from the Company's insurance carrier. The settlement did not result in a charge to earnings. See Note 6 to the Consolidated Financial Statements.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1998, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.1 million of costs associated with the 1994 Restructuring, 1995 Restructuring and the Manufacturing Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $10.2 million of letters of credit outstanding under the revolving credit agreement at May 3, 1997.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At May 3, 1997, that pool was in a $86.5 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $301,000. The Company currently has dividend arrearages in the amount of $1.1 million and is unable to predict when dividends may be reinstated.

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Management's Discussion and Analysis
                              of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Changes in Accounting Principles
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the quarter ended May 3, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128. For the year ended February 1, 1997, primary earnings per share were $.66 and fully diluted earnings per share were $.65. Had SFAS No. 128 been in effect for the year ended February 1, 1997, basic earnings per share would have been $.68 and diluted earnings per share would have been $.66.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At May 3, 1997 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:


                                                                                     ARREARAGE
                                                                   --------------------------------------------
                                    DATE DIVIDENDS                  BEGINNING             THIS           END OF
CLASS OF STOCK                      PAID TO                        OF QUARTER          QUARTER          QUARTER
---------------------------------------------------------------------------------------------------------------
$2.30 Series 1                      October 31, 1993                 $277,494        $  21,386       $  298,880
$4.75 Series 3                      October 31, 1993                  300,553           23,119          323,672
$4.75 Series 4                      October 31, 1993                  253,360           19,490          272,850
$1.50 Subordinated Cumulative
   Preferred                        October 31, 1993                  146,333           11,256          157,589
---------------------------------------------------------------------------------------------------------------
TOTALS                                                               $977,740        $  75,251       $1,052,991
===============================================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(11)     Computation of earnings per common and common share equivalent.

(27)     Financial Data Schedule (for SEC use only)

--------------

REPORTS ON FORM 8-K
None

SIGNATURE
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.


/s/ James S. Gulmi
-----------------------




James S. Gulmi
Chief Financial Officer
June 17, 1997