Form 10-Q
period 1997-08-02
GENESCO INC
filed 1997-09-16
CIK 18498

                                                                  [GENESCO LOGO]

-------------------------------------------------------------------------------
  (Mark One)                      FORM 10-Q
    [x]        Quarterly Report Pursuant To
                 Section 13 or 15(d) of the
            Securities Exchange Act of 1934
                          For Quarter Ended
                             August 2, 1997

    [ ]       Transition Report Pursuant To
                 Section 13 or 15(d) of the
            Securities Exchange Act of 1934

         Securities and Exchange Commission
                     Washington, D.C. 20549
                 Commission File No. 1-3083

                                            ----------------------------------
                                            GENESCO INC.
                                            A Tennessee Corporation
                                            I.R.S. No. 62-0211340
                                            Genesco Park
                                            1415 Murfreesboro Road
                                            Nashville, Tennessee 37217-2895
                                            Telephone 615/367-7000
                                            ----------------------------------
                                            Indicate by check mark whether the
                                            registrant (1) has filed all
                                            reports required to be filed by
                                            Section 13 or 15(d) of the
                                            Securities Exchange Act of 1934
                                            during the preceding 12 months
                                            (or such shorter period that the
                                            registrant was required to file
                                            such reports with the commission)
                                            and (2) has has been subject to
                                            such filing requirements for the
                                            past 90 days.
                                            Yes x   No
                                               ---     ---





--------------------------------------------------------
Common Shares Outstanding September 5, 1997 - 25,666,437

INDEX
---------------------------------------------------------------------------------------------------------------------
                                                                                                                 Page
---------------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                      3
---------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - August 2, 1997, February 1, 1997 and
  August 3, 1996                                                                                                    3
---------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Six Months Ended August 2, 1997
   and Three Months Ended and Six Months Ended August 3, 1996                                                       4
---------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Six Months Ended August 2, 1997
  and Three Months Ended and Six Months Ended August 3, 1996                                                        5
---------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
  February 1, 1997 and Six Months Ended August 2, 1997                                                              6
---------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                          7
---------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                            16
---------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                        26
---------------------------------------------------------------------------------------------------------------------
Signature                                                                                                          28
---------------------------------------------------------------------------------------------------------------------


                                  PART I - FINANCIAL INFORMATION

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Balance Sheet
                                  In Thousands

---------------------------------------------------------------------------------------------------------------
                                                                            AUGUST 2,   FEBRUARY 1,   AUGUST 3,
                                                                                 1997          1997        1996
---------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                             $  17,624    $  43,375    $  30,560
Accounts receivable                                                            31,738       30,389       35,389
Inventories                                                                   123,466       95,884       94,456
Other current assets                                                            3,817        4,509        3,697
---------------------------------------------------------------------------------------------------------------
Total current assets                                                          176,645      174,157      164,102
---------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                       41,378       34,471       30,285
Other noncurrent assets                                                         9,483        9,026       12,102
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 227,506    $ 217,654    $ 206,489
===============================================================================================================
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $  54,767    $  54,631    $  48,679
Current payments on capital leases                                                479          768          968
Provision for discontinued operations                                           3,580        3,263        3,894
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      58,826       58,662       53,541
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 75,000       75,000       75,000
Capital leases                                                                     82          717        1,063
Other long-term liabilities                                                    12,239       11,172       26,887
Provision for discontinued operations                                          10,784       11,613       12,470
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                             156,931      157,164      168,961
---------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 7)                                                 -            -            -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                7,938        7,944        7,962
  Common shareholders' equity:
     Par value of issued shares                                                26,141       25,195       25,000
     Additional paid-in capital                                               125,445      122,615      122,139
     Accumulated deficit                                                      (71,092)     (77,407)     (91,472)
     Minimum pension liability adjustment                                         -0-          -0-       (8,244)
     Treasury shares, at cost                                                 (17,857)     (17,857)     (17,857)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     70,575       60,490       37,528
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 227,506    $ 217,654    $ 206,489
===============================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  In Thousands

----------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                              ----------------------    ----------------------
                                              AUGUST 2,    AUGUST 3,    AUGUST 2,    AUGUST 3,
                                                   1997         1996         1997        1996
----------------------------------------------------------------------------------------------
Net sales                                     $ 120,024    $ 102,955    $ 234,209    $ 203,174
Cost of sales                                    70,896       62,142      137,209      121,773
Selling and administrative expenses              43,108       36,389       86,539       74,195
Restructuring income and other charges, net        (275)         -0-         (275)         -0-
----------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                      6,295        4,424       10,736        7,206
----------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                               2,528        2,541        5,073        5,173
   Interest income                                 (361)        (432)        (777)        (862)
   Other expense (income)                           (49)          64           64          143
----------------------------------------------------------------------------------------------
Total other (income) expenses, net                2,118        2,173        4,360        4,454
----------------------------------------------------------------------------------------------
Earnings before income taxes
   and discontinued operations                    4,177        2,251        6,376        2,752
Income taxes (benefit)                               44           28           61         (437)
----------------------------------------------------------------------------------------------
Earnings before discontinued operations           4,133        2,223        6,315        3,189
Discontinued operations                             -0-         (150)         -0-         (150)
----------------------------------------------------------------------------------------------
NET EARNINGS                                  $   4,133    $   2,073    $   6,315    $   3,039
==============================================================================================
Earnings per share:
   Earnings before discontinued operations    $     .15    $     .08    $     .23    $     .12
   Discontinued operations                    $     .00    $     .00    $     .00    $    (.01)
   Net earnings                               $     .15    $     .08    $     .23    $     .11
==============================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands

--------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 -----------------------     -----------------------
                                                                 AUGUST 2,      AUGUST 3,    AUGUST 2,   AUGUST 3,
                                                                      1997           1996        1997        1996
--------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                      $   4,133    $   2,073    $   6,315    $   3,039
Noncash charges to earnings:
   Depreciation and amortization                                      2,279        1,909        4,430        3,757
   Provision for deferred income taxes                                 (687)         -0-         (687)         -0-
   Provision for losses on accounts receivable                           46          607        1,051        1,601
   Inpairment of long-lived assets and other charges                    831          -0-          831          -0-
   Restructuring charge (credit)                                     (1,106)         -0-       (1,106)         -0-
   Provision for discontinued operations                                -0-          150          -0-          150
   Other                                                                416          166          638          435
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                              (973)      (3,276)      (2,400)      (4,855)
      Inventories                                                   (15,275)      (7,838)     (27,582)      (9,527)
      Other current assets                                              509           91          692          620
      Accounts payable and accrued liabilities                        7,057        5,877        1,515        4,839
      Other assets and liabilities                                     (134)         284           97          759
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                            (2,904)          43      (16,206)         818
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                              (6,853)      (3,554)     (12,537)      (5,738)
   Proceeds from asset sales                                            114            8          192           40
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (6,739)      (3,546)     (12,345)      (5,698)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                          (164)        (320)        (924)        (675)
   Exercise of stock options and related income tax benefits          1,010          380        3,724          569
   Other                                                                -0-          -0-          -0-           (4)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     846           60        2,800         (110)
------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                        (8,797)      (3,443)     (25,751)      (4,990)
Cash and short-term investments at
   beginning of period                                               26,421       34,003       43,375       35,550
------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                  $  17,624    $  30,560    $  17,624    $  30,560
==================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                       $   4,123    $   4,646    $   8,560    $   8,852
   Income taxes                                                          75            8           83         (471)
==================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands

-----------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL                                                             MINIMUM       TOTAL
                                     NON-REDEEMABLE                                                             PENSION      SHARE-
                                          PREFERRED      COMMON      PAID-IN     ACCUMULATED      TREASURY    LIABILITY    HOLDERS'
                                              STOCK       STOCK      CAPITAL         DEFICIT         STOCK   ADJUSTMENT      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                   $  7,958   $   24,844    $  21,715     $  (94,511)   $ (17,857)    $ (8,244)     $33,905
===================================================================================================================================
Exercise of options                             -0-          187          455            -0-          -0-          -0-          642
Issue shares - Employee Stock Purchase Plan     -0-          161          399            -0-          -0-          -0-          560
Net earnings                                    -0-          -0-          -0-         17,104          -0-          -0-       17,104
Minimum pension liability adjustment            -0-          -0-          -0-            -0-          -0-        8,244        8,244
Other                                           (14)           3           46            -0-          -0-          -0-           35
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                   $  7,944   $   25,195    $ 122,615     $  (77,407)   $ (17,857)    $    -0-      $60,490
===================================================================================================================================
Net earnings                                    -0-          -0-          -0-          6,315          -0-          -0-        6,315
Exercise of options                             -0-          405        2,632            -0-          -0-          -0-        3,037
Issue shares - litigation settlement            -0-          525         (525)           -0-          -0-          -0-          -0-
Tax effect of exercise of stock options         -0-          -0-          687            -0-          -0-          -0-          687
Other                                            (6)          16           36            -0-          -0-          -0-           46
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AUGUST 2, 1997                     $  7,938   $   26,141    $ 125,445     $  (71,092)   $ (17,857)    $    -0-      $70,575
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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at February 1, 1997 and August 2, 1997, are short-term investments of $38.1 million and $ 8.5 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At February 1, 1997 and August 2, 1997, the Company had approximately $18.8 million and $13.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURING GAIN, ASSET IMPAIRMENT AND OTHER CHARGES

During the second quarter of Fiscal 1998 the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring") and relates primarily to the selling of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established.

The asset impairment and other charges arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases. The Company expects only negligible recovery on the sale of the excess equipment.

NOTE 3
ACCOUNTS RECEIVABLE

------------------------------------------------------------------------------------------------------------------
                                                                                           AUGUST 2,   FEBRUARY 1,
IN THOUSANDS                                                                                   1997           1997
------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                                  $ 34,008    $    32,721
Miscellaneous receivables                                                                     4,065          2,960
------------------------------------------------------------------------------------------------------------------
Total receivables                                                                            38,073         35,681
Allowance for bad debts                                                                      (3,899)        (3,353)
Other allowances                                                                             (2,436)        (1,939)
------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                                    $ 31,738    $    30,389
==================================================================================================================


The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 6% of the Company's trade receivables balance as of August 2, 1997.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 4
INVENTORIES

--------------------------------------------------------------------------------------------------------------
                                                                               AUGUST 2,           FEBRUARY 1,
IN THOUSANDS                                                                        1997                  1997
--------------------------------------------------------------------------------------------------------------
Raw materials                                                                $     8,506           $     8,870
Work in process                                                                    3,480                 3,333
Finished goods                                                                    36,044                29,270
Retail merchandise                                                                75,436                54,411
--------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                            $   123,466           $    95,884
==============================================================================================================

NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

--------------------------------------------------------------------------------------------------------------
                                                                               AUGUST 2,           FEBRUARY 1,
IN THOUSANDS                                                                        1997                  1997
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                      $       272           $       241
   Buildings and building equipment                                                2,516                 2,552
   Machinery, furniture and fixtures                                              39,162                37,522
   Construction in progress                                                        5,198                 3,130
   Improvements to leased property                                                46,706                42,734
Capital leases:
   Land                                                                              -0-                    60
   Buildings                                                                       1,191                 1,904
   Machinery, furniture and fixtures                                               6,856                 7,285
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                     101,901                95,428
Accumulated depreciation and amortization:
   Plant and equipment                                                           (53,415)              (53,241)
   Capital leases                                                                 (7,108)               (7,716)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                      $    41,378           $    34,471
==============================================================================================================


                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS            OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $13,356             $     -0-          $ 1,520             $14,876
Charges and adjustments, net                                  (438)                  -0-              (74)               (512)
------------------------------------------------------------------------------------------------------------------------------
Balance August 2, 1997                                      12,918                   -0-            1,446              14,364
Current portion                                              2,134                   -0-            1,446               3,580
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                  $10,784             $     -0-          $   -0-             $10,784
==============================================================================================================================

RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS            OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $   672             $   1,637          $   369            $  2,678
Charges and adjustments, net                                  (487)                 (732)            (349)             (1,568)
------------------------------------------------------------------------------------------------------------------------------
Balance August 2, 1997                                         185                   905               20               1,110
Current portion (included in accounts
   payable and accrued liabilities)                            185                   815               20               1,020
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $   -0-             $      90          $   -0-            $     90
==============================================================================================================================


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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 7
LEGAL PROCEEDINGS, CONTINUED

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for necessary access to the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments have been performed and will serve as a basis for the Company's remedial action plan for the site. Although there can be no assurance that MDEQ will not require a more costly remediation than the Company anticipates, the Company does not presently expect that implementation of the plan will have a material effect on its financial condition or results of operations.

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

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. The settlement, pursuant to which the Company issued 525,495 shares of stock and the directors and officers liability insurance carrier paid an amount of cash on behalf of the individual officer defendants to the plaintiffs' nominee, was consummated on June 13, 1997.

The Company accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. These shares of stock were issued in the settlement agreement to recognize the additional value of the preferred stock exchanged by the shareholders resulting from negotiations with the Company and the precedent set by the Tennessee dissenters proceeding. The staff of the Securities and Exchange Commission and the Company are involved in discussions regarding this accounting treatment and the staff is currently expressing the view that the $6.7 million market value of the shares issued in the settlement should have been expensed. There is a possibility the Company may ultimately revise its financial statements for the appropriate period to reflect a $6.7 million charge to earnings. Such a revision would have no effect on shareholders equity at August 2, 1997, or on cash flows for any period.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


Note 7
Legal Proceedings, Continued

Other Legal Proceedings
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license. The Company filed an answer denying all the material allegations of the plaintiff's complaint. The Company is presently unable to predict whether the outcome of the litigation will have a material effect on its financial condition or results of operations.

On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company is presently unable to predict whether the action will have a material effect on its financial condition or results of operations.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations


The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, particularly as it may result in changing buying patterns by customers of the Company's wholesale divisions, the timing and acceptance of products being introduced to the market, international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 7 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses and to deal with changes in markets for the Company's products, including the market for tanned leather used in military footwear. They also include the continuing weakening of the western boot market, which has resulted in declining sales and erosion of the boot division's retail customer base. This weakness has resulted in the Manufacturing Restructuring and the asset impairment and other charges discussed below and, unless reversed, may require further adjustments to manufacturing capacity and other steps designed to reduce costs to a level consistent with lower expected sales. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may further alter its business strategies during Fiscal 1998.

SIGNIFICANT DEVELOPMENTS

Manufacturing Restructuring
In response to the continued weakening of the western boot market, the Company approved a plan (the "Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee, western boot plant by July 1997, with the elimination of approximately 190 jobs. The plant was closed in April 1997. In connection with the adoption of the plan, the Company recorded a charge to earnings in the third quarter of Fiscal 1997 of $1.7 million, including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs of which the Company has spent $0.6 million through August 2, 1997. After adjustment for the restructuring gain described below, $0.1 million of other costs remains to be spent.

Restructuring Gain, Asset Impairment and Other Charges
During the second quarter of Fiscal 1998 the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring") and relates primarily to the selling of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



The asset impairment and other charges arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases. The Company expects only negligible recovery on the sale of the excess equipment.

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales in the second quarter ended August 2, 1997, increased 16.6% from the previous year. Total gross margin for the quarter increased 20.4% and increased as a percentage of net sales from 39.6% to 40.9%. Selling and administrative expenses increased 18.5% and increased as a percentage of net sales from 35.3% to 35.9%. Pretax earnings in the second quarter ended August 2, 1997 were $4.2 million, compared to pretax earnings of $2.3 million for the quarter ended August 3, 1996. Pretax earnings for the second quarter ended August 2, 1997 included a net restructuring gain of $0.3 million. The Company reported net earnings of $4.1 million ($0.15 per share) for the second quarter ended August 2, 1997 compared to net earnings of $2.1 million ($0.08 per share) in the second quarter ended August 3, 1996.

Footwear Retail

                                                                  Three Months Ended
                                                              --------------------------
                                                               Aug. 2,        Aug. 3,              %
                                                                 1997           1996             Change
                                                              -----------    -----------         ------
                                                                     (In Thousands)

      Net Sales...............................................$    79,918    $    61,847         29.2%
      Operating Income........................................$     7,498    $     4,244         76.7%
      Operating Margin........................................        9.4%           6.9%



Primarily due to increases in comparable store sales of approximately 13% and a 17% increase in average retail stores operated, net sales from footwear retail operations increased 29.2% in the quarter ended August 2, 1997 compared to the previous year. The average price per pair decreased 2% while unit sales increased 32% for the second quarter of Fiscal 1998.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



The Company's comparable store sales and store count at the end of the second quarter were as follows:

                                                                                       Store Count
                                                                                   --------------------
                                                                                   Aug. 2,      Aug. 3,
                                                                   Comp Sales         1997         1996
                                                                   ----------      -------      -------
         Jarman Retail                                                +3%              147          139
         Jarman Lease                                                 +9%               85           81
         Journeys                                                    +21%              160          100
         Johnston & Murphy (including factory stores)                +15%              123          115
         Other Outlet Stores                                         +14%               41           40
                                                                                       ---          ---
         Total Retail                                                +13%              556          475
                                                                                       ===          ===


The Jarman Lease comparable store increase was aided by a 4% increase in the average square footage due to remodeling.

Gross margin as a percentage of net sales increased from 48.2% to 48.6%, primarily from changes in product mix. The change in product mix to more branded non-western boots in the Company's boot outlets created less markdowns as a percentage of sales compared to last year. Operating expenses increased 22.9%, primarily due to the 17% increase in average stores operated, which caused increased rent expense, selling salaries and advertising expense. In addition, divisional management expenses increased to support new store growth. Overall operating expenses decreased as a percentage of net sales from 41.2% to 39.2%.

Operating income for the second quarter ended August 2, 1997 was up 76.7% compared to the same period last year due to increased sales, increased margins and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing


                                                                  Three Months Ended
                                                             -----------------------------
                                                                Aug. 2,         Aug. 3,             %
                                                                 1997            1996             Change
                                                             ------------    -------------        ------
                                                                    (In Thousands)
      Net Sales...............................................$    40,106       $   41,108           (2.4)%
      Operating Income........................................$     1,428       $    2,299          (37.9)%
      Operating Margin.......................................         3.6%             5.6%


                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



Net sales from footwear wholesale and manufacturing operations were $1.0 million (2.4%) lower, in the second quarter ended August 2, 1997 than in the same period last year, reflecting primarily the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales and lower tanned leather sales. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business.

Gross margin in the second quarter ended August 2, 1997 decreased 6.2%, and decreased as a percentage of net sales from 26.8% to 25.7%, primarily from increased markdowns to stimulate sales principally in the Company's boot division.

Operating expenses increased 5.0% and increased as a percentage of net sales from 21.2% to 22.8%, primarily due to higher divisional administrative expenses to support the expected growth in the branded businesses.

Operating income decreased 37.9%, primarily due to decreased sales of tanned leather and western boots, decreased margins and the higher expenses as a percentage of sales. Operating income for the quarter ended August 2, 1997, includes the $0.3 million net restructuring gain.

Corporate and Interest Expenses
Corporate and other expenses in the second quarter ended August 2, 1997 were $2.6 million compared to $2.2 million for the same period last year, an increase of 18%. The increase in corporate expenses is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings.

Interest expense was flat with last year and interest income decreased $71,000 from last year due to decreased short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended August 2, 1997 or August 3, 1996.

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales for the six months ended August 2, 1997 increased 15.3% from the previous year. Total gross margin for the six months increased 19.2% and increased as a percentage of net sales from 40.1% to 41.4%. Selling and administrative expenses increased 16.6% and increased as a percentage of net sales from 36.5% to 36.9%. Pretax earnings for the six months ended August 2, 1997 were $6.4 million, compared to pretax earnings of $2.8 million for the six months ended August 3, 1996. Pretax earnings for the six months ended August 2, 1997 included a net restructuring gain of $0.3 million. The Company reported net earnings of $6.3 million ($0.23

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations


per share) for the six months ended August 2, 1997 compared to net earnings of $3.0 million ($0.11 per share) for the six months ended August 3, 1996, which included a tax credit of $437,000.

Footwear Retail

                                                                     Six Months Ended
                                                                 --------------------------
                                                                   Aug. 2,         Aug. 3,             %
                                                                    1997            1996             Change
                                                                 ----------      -----------         ------
                                                                        (In Thousands)

      Net Sales...............................................    $ 149,942       $ 120,882          24.0%
      Operating Income........................................    $  13,256       $   7,428          78.5%
      Operating Margin........................................          8.8%            6.1%


Primarily due to increases in comparable store sales of approximately 11% and a 14% increase in average retail stores operated, net sales from footwear retail operations increased 24.0% for the six months ended August 2, 1997 compared to the previous year. The average price per pair decreased 1% while unit sales increased 24% for the six months ended August 2, 1997.

The Company's comparable store sales and store count at the end of the six months were as follows:

                                                                                       Store Count
                                                                                       -----------
                                                                                    Aug. 2,      Aug. 3,
                                                                   Comp Sales        1997         1996
                                                                   ----------       -------      -------
         Jarman Retail                                                +3%              147          139
         Jarman Lease                                                 +7%               85           81
         Journeys                                                    +21%              160          100
         Johnston & Murphy (including factory stores)                +13%              123          115
         Other Outlet Stores                                         +10%               41           40
                                                                                      ----         ----
         Total Retail                                                +11%              556          475
                                                                                      ====         ====

The Jarman Lease comparable store increase was aided by a 4% increase in the average square footage due to remodeling.

Gross margin as a percentage of net sales increased from 48.9% to 49.4%, primarily from changes in product mix. The change in product mix to more branded non-western boots in the Company's boot outlets created less markdowns as a percentage of sales compared to last year. Operating expenses increased 17.8%, primarily due to the 14% increase in average stores operated, which caused increased rent expense, selling salaries and advertising expense. In addition,

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations


divisional management expenses increased to support new store growth. Overall operating expenses decreased as a percentage of net sales from 42.6% to 40.5%.

Operating income for the six months ended August 2, 1997 was up 78.5% compared to the same period last year due to increased sales, increased margins and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing


                                                                       Six Months Ended
                                                                ----------------------------
                                                                  Aug. 2,         Aug. 3,           %
                                                                   1997            1996           Change
                                                                ------------    ------------      ------
                                                                         (In Thousands)

      Net Sales...............................................   $ 84,267         $ 82,292          2.4%
      Operating Income........................................   $  2,581         $  3,791        (31.9)%
      Operating Margin........................................        3.1%             4.6%


Net sales from footwear wholesale and manufacturing operations were $2.0 million (2.4%) higher, for the six months ended August 2, 1997 than in the same period last year, reflecting primarily increased men's branded footwear sales, which more than offset lower tanned leather sales and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to Department of Defense delays in awarding military footwear contracts and lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The increase in branded sales included sales of new products introduced by the Company's Nautica division.

Gross margin for the six months ended August 2, 1997 increased 3.0%, and increased as a percentage of net sales from 27.1% to 27.2%, primarily from changes in sales mix.

Operating expenses increased 11.4% and increased as a percentage of net sales from 22.5% to 24.5%, primarily due to higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses, from increased sales and higher royalty rates.

Operating income decreased 31.9%, primarily due to lower earnings in the Company's tanned leather business due to Department of Defense delays in awarding military boot contracts, resulting in delays in orders and lower orders from the division's customers and the impact of lower sales of western boots, and the increase in operating expenses.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Management's Discussion and Analysis
                          of Financial Condition and Results of Operations


Corporate and Interest Expenses
Corporate and other expenses for the six months ended August 2, 1997 were $5.2 million compared to $4.2 million for the same period last year, an increase of 24%. The increase in corporate expenses is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings.

Interest expense decreased $100,000, or 2% from last year, and interest income decreased $85,000 from last year due to decreased short-term investments. There were no borrowings under the Company's revolving credit facility during the six months ended August 2, 1997 or August 3, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                               Aug. 2,    Aug. 3,
                                                                 1997       1996
                                                               -------   --------

Cash and short-term investments............................... $ 17.6    $  30.6
Working capital............................................... $117.8    $ 110.6
Long-term debt................................................ $ 75.0    $  75.0
Current ratio.................................................    3.0x       3.1x


Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $16.2 million in the first six months of Fiscal 1998 compared to $818,000 provided by operating activities last year. The $17.0 million reduction in cash flow from operating activities between the first six months of Fiscal 1998 and the first six months of Fiscal 1997 reflects primarily the additional working capital needed to support new store growth. The Company has added a net of 52 stores for the first six months ended August 2, 1997 compared to a net of 12 stores for the same period last year.

A $27.6 million increase in inventories from February 1, 1997 levels reflected in the Consolidated Cash Flows Statement reflects planned seasonal increases and increases in retail inventory to support the net increase of 52 stores from February 1, 1997. In addition, there were increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and reflecting the slowdown of reorders by certain key customers in the second quarter. The $29.0 million increase in inventories compared with August 3, 1996 reflects a 37% increase in retail inventories and a 22% increase in wholesale inventories. The retail inventory increase is primarily

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations



caused by a net increase of 81 stores from August 3, 1996 and resulting 21% increase in square footage and inventory needed to support the 13% increase in same store sales. The increase wholesale inventories reflects the anticipation of higher sales of certain footwear products and the slowdown of reorders by certain key customers in the second quarter.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at August 2, 1997 increased $2.4 million compared to February 1, 1997 primarily due to increased sales of men's branded footwear. Accounts receivable at August 2, 1997 were $3.7 million less than at August 3, 1996, primarily reflecting improved accounts receivable turn and lower wholesale sales in the second quarter.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at August 2, 1997 and August 3, 1996 is as follows:


                                                                                      Six Months Ended
                                                                                ---------------------------
                                                                                 Aug. 2,            Aug. 3,
   (In Thousands)                                                                   1997               1996
                                                                                --------           --------
   Accounts payable                                                             $  7,836           $ 11,586
   Accrued liabilities                                                            (6,321)            (6,747)
                                                                                --------           --------
                                                                                $  1,515           $  4,839
                                                                                ========           ========

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was due primarily to payment of bonuses and interest payments on the Company's long-term debt.

There were no revolving credit borrowings during the six months ended August 2, 1997 and August 3, 1996, as cash on hand funded working capital requirements and capital expenditures.

Capital Expenditures
Total capital expenditures in Fiscal 1998 are expected to be approximately $26.4 million. These include expected retail expenditures of $18.0 million to open approximately 98 new retail stores and to complete 54 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $8.4 million including approximately $5.3 million for new systems to improve customer service and support the Company's growth. During the six months ended August 2, 1997 the Company had $12.5 million in capital expenditures which included opening 61 new stores and completing 29 major renovations.

Year 2000
The Company has developed a strategy and is currently in the process of developing and implementing a detailed plan to modify its computer software and databases to prevent problems

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations


related to the Year 2000. As part of the process, the Company expects to replace some systems, such as the systems described above, and to upgrade others. The Company has not yet fully quantified the costs associated with the modifications, but currently expects the Year 2000 assessment will be complete by the end of the third quarter.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 7 to the Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including provisions of $150,000 in discontinued operations in fiscal 1997 and $1,000,000 and $1,400,000 reflected in fiscal 1996 and 1995, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be inadequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Litigation Settlement
As discussed in Note 7 to the Consolidated Financial Statements, on June 13, 1997 the Company consummated a settlement of a lawsuit by certain preferred shareholders who had challenged the value they received for shares of preferred stock acquired for common stock issued by the Company to the plaintiffs in a 1988 exchange transaction. The settlement included the issuance by the Company to the plaintiffs of 525,495 additional shares of common stock.

The Company accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. These shares of stock were issued in the settlement agreement to recognize the additional value of the preferred stock exchanged by the shareholders resulting from negotiations with the Company and the precedent set by the Tennessee dissenters proceeding. The staff of the Securities and Exchange Commission and the Company are involved in discussions regarding this accounting treatment and the staff is currently expressing the view that the $6.7 million market value of the shares issued in the settlement should have been expensed. There is a possibility the Company may ultimately revise its financial statements for the appropriate period to reflect a $6.7

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations


million charge to earnings. Such a revision would have no effect on shareholders equity at August 2, 1997, or on cash flows for any period.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1998, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $4.6 million of costs associated with the 1994 Restructuring, 1995 Restructuring and the Manufacturing Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $13.7 million of letters of credit outstanding under the Company's revolving credit agreement at August 2, 1997.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At August 2, 1997, that pool was in a $82.0 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000. The Company currently has dividend arrearages in the amount of $1.1 million and is unable to predict when dividends may be reinstated.

Changes in Accounting Principles
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the second quarter and six months ended August 2, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128. For the year ended February 1, 1997, primary earnings per share were $.66 and fully diluted earnings per share were $.65. Had SFAS No. 128 been in effect for the year ended February 1, 1997, basic earnings per share would have been $.68 and diluted earnings per share would have been $.66.

                           PART II - OTHER INFORMATION



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At August 2, 1997 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:


                                                                                      ARREARAGE
                                                                   -------------------------------------------
                                    DATE DIVIDENDS                  BEGINNING           THIS          END OF
CLASS OF STOCK                      PAID TO                        OF QUARTER          QUARTER        QUARTER
--------------------------------------------------------------------------------------------------------------
$2.30 Series 1                      October 31, 1993              $   298,880         $ 21,349     $   320,229
$4.75 Series 3                      October 31, 1993                  323,672           21,338         345,010
$4.75 Series 4                      October 31, 1993                  272,850           19,489         292,339
$1.50 Subordinated Cumulative
   Preferred                        October 31, 1993                  157,589           11,257         168,846
--------------------------------------------------------------------------------------------------------------
TOTALS                                                             $1,052,991         $ 73,433     $ 1,126,424
==============================================================================================================


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 25, 1997, shares representing a total of 25,217,354 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected nine directors nominated by the board of directors by the following votes:

                                                                                                    Votes
                                                                 Votes "For"                     "Withheld"
                                                                 -----------                     ----------

         David M. Chamberlain                                     22,056,566                       218,412
         W. Lipscomb Davis, Jr.                                   22,054,434                       220,544
         John Diebold                                             22,036,610                       238,368
         Harry D. Garber                                          22,050,958                       224,020
         Joel C. Gordon                                           22,054,125                       220,853
         Ben T. Harris                                            21,997,262                       277,716
         Kathleen Mason                                           21,989,238                       285,740
         William A. Williamson, Jr.                               22,055,558                       219,420
         William S. Wire II                                       21,968,990                       305,988
         Gary M. Witkin                                           22,050,664                       224,314


(2) ratified the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending January 31, 1998 by a vote of 22,071,189 for, 47,659 against, with 156,130 abstentions: and

(3) ratified the amendment to the Genesco 1996 stock incentive plan by a vote of 15,823,696 for, 6,280,699 against, with 170,583 abstentions.

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

Genesco Inc.


/s/James S. Gulmi




James S. Gulmi
Chief Financial Officer
September 16, 1997