Form 10-K/A
period 1997-02-01
GENESCO INC
filed 1997-11-12
CIK 18498

                                                                  [GENESCO LOGO]


---------------------------------------------------------------------------------------------------
(Mark One)              FORM 10-K/A
  [x]
          Annual Report Pursuant To
         Section 13 or 15(d) of the
    Securities Exchange Act of 1934
          For the Fiscal Year Ended
                   February 1, 1997


  [ ] Transition Report Pursuant To
         Section 13 or 15(d) of the
    Securities Exchange Act of 1934

 Securities and Exchange Commission
             Washington, D.C. 20549
         Commission File No. 1-3083


                                    -------------------------------------------------------------
                                    GENESCO INC.
                                    A Tennessee Corporation
                                    I.R.S. No. 62-0211340
                                    Genesco Park
                                    1415 Murfreesboro Road
                                    Nashville, Tennessee 37217-2895
                                    Telephone 615/367-7000
                                    -------------------------------------------------------------
                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                                                      EXCHANGES ON WHICH TITLE
                                    TITLE                             REGISTERED
                                    Common Stock, $1.00 par value     New York and Chicago
                                    Preferred Share Purchase Rights   New York and Chicago
                                    10 3/8% Senior Notes due 2003     New York
                                    -------------------------------------------------------------
                                    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                    Subordinated Serial Preferred Stock, Series 1
                                    Employees' Subordinated Convertible Preferred Stock
                                    -------------------------------------------------------------
                                    Indicate by check mark if disclosure of
                                    delinquent filers pursuant to Item 405 of
                                    Regulation S-K is not contained herein, and
                                    will not be contained, to the best of
                                    registrant's knowledge, in definitive proxy
                                    or information statements incorporated by
                                    reference in Part III of this Form 10-K or
                                    any amendment to this Form 10-K. [X]
                                    -------------------------------------------------------------
                                    DOCUMENTS INCORPORATED BY REFERENCE
                                    Portions of the proxy statement for the June
                                    26, 1996 annual meeting of shareholders are
                                    incorporated into Part III by reference.
                                    -------------------------------------------------------------
                                    Indicate by check mark whether the
                                    registrant (1) has filed all reports
                                    required to be filed by Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934
                                    during the preceding 12 months and (2) has
                                    been subject to such filing requirements for
                                    the past 90 days. Yes x  No
                                                         ---   ---

---------------------------------
Common Shares Outstanding April
18, 1997 - 25,014,551 Aggregate
market value on April 18, 1997
of the voting stock held by
nonaffiliates of the registrant
was approximately $270,000,000.


                               TABLE OF CONTENTS

                                                                                          Page

                                            PART I

  *  Item 1.   Business                                                                      3

  *  Item 2.   Properties                                                                    8

 **  Item 3.   Legal Proceedings                                                             9

  *  Item 4.   Submission of Matters to a Vote of Security Holders                          11

                                     PART II

  *  Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                                        14

 **  Item 6.   Selected Financial Data                                                      15

 **  Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  16

 **  Item 8.   Financial Statements and Supplementary Data                                  27

  *  Item 9.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                   64

                                    PART III

  *  Item 10.  Directors and Executive Officers of the Registrant                           64

  *  Item 11.  Executive Compensation                                                       64

  *  Item 12.  Security Ownership of Certain Beneficial Owners and Management               64

  *  Item 13.  Certain Relationships and Related Transactions                               66

                                     PART IV

***  Item 14.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                                67


  *These items have not been amended and are included herein for convenience of reference only.
 **These items have been amended and restated in their entirety.
***Only Exhibits 11 and 27 have been amended and restated in their entirety.

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

Retail

At February 1, 1997 the Company operated 504 stores and leased departments throughout the United States and Puerto Rico selling footwear for men, women or both. The following table sets forth certain information concerning the Company's footwear retailing operations:

                                                    RETAIL STORES         LEASED DEPARTMENTS
                                                --------------------     --------------------
                                                JAN. 31,     FEB. 1,     JAN. 31,     FEB. 1,
                                                    1996        1997         1996        1997
                                                --------    --------     --------     -------
Johnston & Murphy...........................         108         110            7           9
Jarman......................................         135         143           82          85
Journeys....................................          92         117            -           -
Hardy.......................................           1           1            -           -
Boot Factory................................          29          29            -           -
General Shoe Warehouse......................           7           7            2           3
                                                     ---         ---          ---         ---
        Total...............................         372         407           91          97
                                                     ===         ===          ===         ===

--------------------
The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                    FISCAL   FISCAL  FISCAL     FISCAL     FISCAL
                                                     1993     1994    1995       1996       1997
                                                     ----     ----    ----       ----       ----
Retail Stores and Leased Departments
   Beginning of year                                   575      540     518        498        463
     Opened during year                                 24       26      52         21         55
     Closed during year                                (59)     (48)    (72)       (56)       (14)
                                                       ---      ---     ---        ---        ---
   End of year                                         540      518     498        463        504
                                                       ===      ===     ===        ===        ===
   Gross Retail Area at end of year                    721      698     682        625        699
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

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. In addition to a cash payment which the Company's directors and officers liability insurance carrier has agreed to contribute to the settlement, the Company expects to issue shares of stock sufficient to yield net proceeds of $6.7 million to the plaintiffs in a block trade to occur immediately upon the issuance. The $6.7 million settlement was reflected in earnings in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997.

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

ITEM 6, SELECTED FINANCIAL DATA
FINANCIAL SUMMARY
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,

-------------------------------------------------------------------------------------------------------------------
                                                                                                   FISCAL YEAR END
                                                          ---------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                         1997         1996         1995       1994          1993
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                               $461,348     $434,575     $462,901   $467,891      $430,127
Depreciation and amortization                              7,747        7,354        9,254     10,723         9,719
Operating income (loss)*                                  34,627       16,127        3,479     (2,968)       27,415
Pretax earnings (loss)                                    10,132       (3,756)     (17,757)   (29,788)        7,638
Earnings (loss) before discontinued operations,
   extraordinary loss and cumulative effect of
   change in accounting principle                         10,554       (3,781)     (18,514)   (27,888)        2,640
Discontinued operations                                     (150)      13,852      (62,678)   (23,891)        7,053
Loss on early retirement of debt (net of tax)                -0-          -0-          -0-        240           583
Cumulative effect of change in accounting
   for postretirement benefits                               -0-          -0-          -0-      2,273           -0-
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                     $ 10,404     $ 10,071    $ (81,192)  $(54,292)     $  9,110
===================================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations,
   extraordinary loss and postretirement benefits
     Primary                                            $    .40      $  (.17)    $   (.77)  $  (1.17)     $    .10
     Fully diluted                                           .40         (.16)        (.77)     (1.17)          .10
Discontinued operations
     Primary                                                (.01)         .57        (2.58)      (.99)          .30
     Fully diluted                                          (.01)         .55        (2.58)      (.99)          .30
Extraordinary loss
     Primary                                                 .00          .00          .00       (.01)         (.02)
     Fully diluted                                           .00          .00          .00       (.01)         (.02)
Postretirement benefits
     Primary                                                 .00          .00          .00       (.09)          .00
     Fully diluted                                           .00          .00          .00       (.09)          .00
Net earnings (loss)
     Primary                                                 .39          .40        (3.35)     (2.26)          .38
     Fully diluted                                           .39          .39        (3.35)     (2.26)          .38
===================================================================================================================
BALANCE SHEET DATA
Total assets                                            $221,654     $197,806     $243,878   $309,386      $317,868
Long-term debt                                            75,000       75,000       75,000     90,000        54,000
Capital leases                                             1,485        2,697       12,400     15,253        14,901
Non-redeemable preferred stock                             7,944        7,958        7,943      8,064         8,305
Common shareholders' equity                               45,846       25,947       21,450     90,659       146,746
Additions to plant, equipment and capital leases          14,640        8,564        5,750      8,356        10,132
===================================================================================================================
FINANCIAL STATISTICS
Operating income (loss) as a percent of net sales            7.5%         3.7%         0.8%      (0.6%)         6.4%
Book value per share                                    $   1.82     $   1.04     $    .87   $   3.73      $   6.33
Working capital                                         $108,795     $108,135     $100,731   $160,094      $168,875
Current ratio                                                2.6          3.2          2.2        3.3           3.5
Percent long-term debt to total capital                     58.7%        69.6%        74.8%      51.6%         30.8%
===================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                     504          463          498        518           540
Number of employees                                        4,050        3,750        5,400      6,950         6,550
===================================================================================================================

*Represents operating income of the footwear business segment.

Reflected in the earnings for Fiscal 1997 and 1996 were restructuring and other charges of $1.7 million and $15.1 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges. Also reflected in the earnings for Fiscal 1997 was a $6.7 million litigation settlement.

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

SIGNIFICANT DEVELOPMENTS

LITIGATION SETTLEMENT
As discussed in Note 16 to the Consolidated Financial Statements, on April 28, 1997, the Company entered into an agreement settling a lawsuit by certain preferred shareholders who had challenged the value they received for shares of preferred stock acquired for common stock issued by the Company to the plaintiffs in a 1988 exchange transaction. The agreement provided for issuance of shares of common stock as additional consideration to the plaintiffs for the shares acquired in 1988. The Company initially accounted for the issuance of the shares, which had a market value of $6.7 million when the settlement was ultimately consummated in June 1997, as a capital transaction in the second quarter of Fiscal 1998, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange. After discussions with the staff of the Securities and Exchange Commission, the Company has revised its Consolidated Financial Statements at and for the fiscal year ended February 1, 1997, to reflect a net expense in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997 equal to the $6.7 million market value of the shares issued in the settlement. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997. The liability was satisfied by the issuance of 525,495 shares of stock and the payment of cash by the Company's directors and officers liability insurance carrier in June 1997.

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

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales from ongoing operations for the fiscal year ended February 1, 1997 increased 14.2% from the previous year. The Company's total net sales (including both ongoing operations and, for the fiscal year ended January 31, 1996, $30.8 million of sales from the operations divested as part of the 1995 Restructuring) increased 6.2%. Total gross margin for the year increased 8.2% and increased as a percentage of net sales from 39.8% to 40.5%. Selling and administrative expenses increased 3.2% from the previous year but decreased as a percentage of net sales from 35.6% to 34.6%. Pretax earnings for the fiscal year ended February 1, 1997 were $10.1 million, compared to a pretax loss of $3.8 million for the fiscal year ended January 31, 1996. Pretax earnings for Fiscal 1997 included the $1.7 million Manufacturing Restructuring charge and a $6.7 million litigation settlement charge. The pretax loss for Fiscal 1996 included a $14.1 million net increase in the 1995 Restructuring Charge, a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. The Company reported net earnings of $10.4 million ($0.39 per share) for Fiscal 1997 compared to net earnings of $10.1 million ($0.40 per share) for Fiscal 1996. Fiscal 1996 net earnings included, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $13.9 million to the 1995 Restructuring Provision.

Footwear Retail
                                                                   Fiscal Year Ended            %
                                                                  -------------------
                                                                  1997           1996         Change
                                                                  ----           ----         ------
                                                                     (In Thousands)
      Net Sales...............................................$   283,546    $   243,303        16.5%
      Operating Income........................................$    26,519    $    17,881*       48.3%
      Operating Margin........................................        9.4%           7.3%
*Includes $978,000 charge for impaired assets.

Primarily due to an increase in comparable store sales of approximately 12%, net sales from footwear retail operations increased 16.5% for Fiscal 1997 compared to Fiscal 1996. The average price per pair increased 5% and unit sales increased 14% for Fiscal 1997.

The Company's comparable store sales and store count at the end of the period were as follows:

                                                                             Store Count
                                                                           Fiscal Year End
                                                                           ----------------
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

Operating income for Fiscal 1997 was up 40.6% compared to Fiscal 1996, excluding the $978,000 charge for impaired assets, due to increased sales and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year Ended                 %
                                                                   -----------------
                                                                 1997            1996             Change
                                                                 ----            ----             ------
                                                                     (In Thousands)
      Net Sales...............................................$177,802       $  191,272           (7.0)%
      Net Sales - Ongoing.....................................$177,802       $  160,609           10.7%
      Operating Income (Loss)*................................$  8,108       $   (1,754)            NA
      Operating Margin.......................................      4.6%            (0.9)%

*Includes restructuring charges of $1.7 million in Fiscal 1997 and $14.1 million in Fiscal 1996.

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

Included in operating income for Fiscal 1997 is a $1.7 million restructuring charge and included in operating income for Fiscal 1996 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties and a $14.1 million restructuring charge. Operating income before restructuring and other charges and the import duty claim decreased 11.8%, primarily due to lower earnings in the Company's western boot business reflecting the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses
Corporate and other expenses for Fiscal 1997 were $15.8 million compared to $10.2 million for Fiscal 1996, an increase of 54%. Included in corporate and other expenses for Fiscal 1997 is a litigation settlement of $6.7 million. The decrease in corporate expenses of 12%, excluding the litigation settlement, is attributable primarily to decreased bonus accruals due to changes in the structure of the Company's bonus plan.

Interest expense decreased $114,000, or 1%, from last year, while interest income increased $790,000 from last year due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during Fiscal 1997, while borrowings averaged $181,000 during Fiscal 1996.

Other Income
Operating results of businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for Fiscal 1996. The net operating losses incurred by these operations subsequent to the decision to divest were charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for Fiscal 1996 is presented as other income in the Consolidated Earnings Statement. Such operating losses totalled $1.3 million for Fiscal 1996. Also included in other income for Fiscal 1996 is a $1.8 million gain from the favorable resolution of a claim relating to import duties and a $0.5 million provision for environmental litigation.

RESULTS OF OPERATIONS -  FISCAL 1996 COMPARED TO FISCAL 1995

The Company's total net sales (including both ongoing operations and the operations divested as part of the 1995 Restructuring) for the fiscal year ended January 31, 1996 decreased 6.1% from Fiscal 1995, reflecting lower sales from the divested operations. Net sales from ongoing operations increased 4.4% from Fiscal 1995. Total gross margin for Fiscal 1996 decreased 0.1% but increased as a percentage of net sales from 37.4% to 39.8%. Selling and administrative expenses decreased 7.0% and decreased as a percentage of net sales from 35.9% to 35.6%. The pretax loss for Fiscal 1996 was $3.8 million, compared to a pretax loss of $17.8 million for Fiscal 1995. The pretax loss for Fiscal 1996 included a $14.1 million net increase in the 1995 Restructuring Charge, and a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 (see "Changes in Accounting Principles" and Note 1 to the Consolidated Financial Statements) and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. Fiscal 1995 pretax loss included the $22.1 million 1995 Restructuring Charge and recognition of $4.9 million of additional gain on the sale in 1987 of the Company's Canadian operations following the settlement of certain claims arising out of that transaction. The Company reported net earnings of $10.1 million ($0.40 per share) for Fiscal 1996 compared to a net loss of $81.2 ($3.35 per share) for Fiscal 1995. Fiscal 1996 net earnings included, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $13.9 million to the 1995 Restructuring Provision. Fiscal 1995 net loss included, in addition to the 1995 Restructuring Charge, $58.1 million for the adjusted 1995 Restructuring Provision. See Note 2 to the Consolidated Financial Statements and "Significant Developments - Fiscal 1995 Restructuring."

Footwear Retail

                                                                  Fiscal Year Ended                  %
                                                              --------------------------
                                                                 1996           1995              Change
                                                              -----------    -----------          ------
                                                                   (In Thousands)
     Net Sales..............................................  $   243,303    $   234,448            3.8%
     Operating Income*......................................  $    17,881    $    16,925            5.6%
     Operating Margin.......................................          7.3%           7.2%

*Includes a $978,000 charge for impaired assets in Fiscal 1996 and a $236,000 restructuring charge in Fiscal 1995.

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

Footwear Wholesale & Manufacturing

                                                                   Fiscal Year Ended                 %
                                                                -----------------------
                                                                 1996             1995             Change
                                                                ------           ------            ------
                                                                    (In Thousands)
      Net Sales..............................................  $  191,272    $    228,453           (16.3)%
      Operating Loss*........................................  $   (1,754)   $    (13,446)          (87.0)%
      Operating Margin.......................................        (0.9)%          (5.9)%

*Includes a $14.1 million restructuring charge in Fiscal 1996 and a $20.6 million restructuring charge in Fiscal 1995.

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

Included in operating income for Fiscal 1996 is a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties and a $14.1 million restructuring charge. Included in operating income for Fiscal 1995 is $20.6 million restructuring charge and a $1.3 million provision for environmental litigation. The increase in operating income before restructuring and other charges and the import duty claim, excluding $0.2 million of divested operations' operating loss for Fiscal 1995, is due primarily to increased sales of men's branded products and tanned leather and to improvements in gross margin and expense reductions due to the 1995 Restructuring.

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

Corporate and Interest Expenses
Corporate and other expenses in Fiscal 1996 were $10.2 million, compared to $14.2 million in Fiscal 1995, a decrease of approximately 28%. Included in Fiscal 1995's corporate and other expenses is $2.3 million of severance costs, $1.3 million of which related to the 1995 Restructuring. The decrease in corporate expenses, excluding the severance costs, is attributable primarily to lower professional fees.

Interest expense decreased $1.6 million, or 14%, from Fiscal 1995 because of a decrease in borrowings, while interest income increased $682,000 from Fiscal 1995 due to increased short-term investments. Borrowings under the Company's revolving credit facility during Fiscal 1996 averaged $181,000 compared to average borrowings of $28.4 million during Fiscal 1995.

Other Income
Operating results of footwear businesses to be divested pursuant to the 1995 Restructuring are included in the Company's net sales, cost of sales and selling and administrative expenses. The net operating losses or gains incurred by these operations subsequent to the decision to divest are charged against the restructuring reserves established to provide for such losses or gains. The elimination of these losses from the Company's results of operations for Fiscal 1996 is presented as other income in the Consolidated Earnings Statement. Such operating losses totaled $1.3 million in Fiscal 1996. Such operating losses totaled $5.5 million for Fiscal 1995 which included operating results of stores identified for closure pursuant to the 1994 Restructuring. Also included in other income for Fiscal 1996 is a $1.8 million gain from the favorable resolution of a claim relating to import duties and a $0.5 million provision for environmental litigation.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                          Feb. 1,                January 31,
                                                                       ---------------------
                                                             1997         1996          1995
                                                          -------      --------      -------
Cash and short-term investments...........................$  43.4       $  35.6      $  10.2
Working capital...........................................$ 108.8       $ 108.1      $ 100.7
Long-term debt (includes current maturities)..............$  75.0       $  75.0      $  75.0
Current ratio.............................................    2.6x          3.2x         2.2x


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

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at February 1, 1997 and January 31, 1996 and 1995 are as follows:

                                                                                  Fiscal Year Ended
                                                                    -----------------------------------------
(In Thousands)                                                           1997           1996             1995
                                                                    ---------    -----------      -----------

   Accounts payable..................................................$10,625       $  (3,655)      $  (2,204)
   Accrued liabilities.............................................   (1,665)         (9,369)         (4,754)
                                                                   ---------      ----------      ----------
                                                                    $  8,960        $(13,024)      $  (6,958)
                                                                    ========        ========       =========

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including provisions of $150,000 and $500,000 in discontinued operations in fiscal 1997 and fiscal 1996, respectively, and $500,000 and $1,300,000 reflected in fiscal 1996 and 1995, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be inadequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

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

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At February 1, 1997, that pool was in a $98.0 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $301,000. The Company currently has dividend arrearages in the amount of $978,000 and is unable to predict when dividends may be reinstated.

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


February 25, 1997, except as to Note 19 which is as of October 31, 1997



To the Board of Directors and
Shareholders of Genesco Inc.


                        Report of Independent Accountants
                        ---------------------------------


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 67, after the restatement described in Note 19, present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at February 1, 1997 and January 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/Price Waterhouse LLP
Nashville, Tennessee

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Balance Sheet
                                 In Thousands

                                                                                                  AS OF FISCAL YEAR END
-----------------------------------------------------------------------------------------------------------------------
                                                                                             1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                                         $  43,375             $  35,550
Accounts receivable                                                                        34,389                32,135
Inventories                                                                                95,884                84,930
Other current assets                                                                        4,509                 4,317
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      178,157               156,932
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                                   34,471                28,552
Other noncurrent assets                                                                     9,026                12,322
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $ 221,654             $ 197,806
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                               $   65,331             $  43,686
Provision for discontinued operations                                                       3,263                 3,899
Current payments on capital leases                                                            768                 1,212
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  69,362                48,797
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             75,000                75,000
Capital leases                                                                                717                 1,485
Other long-term liabilities                                                                11,172                25,265
Provision for discontinued operations                                                      11,613                13,354
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         167,864               163,901
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 16)                                                            -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                            7,944                 7,958
  Common shareholders' equity:
     Par value of issued shares                                                            25,195                24,844
     Additional paid-in capital                                                           122,615               121,715
     Accumulated deficit                                                                  (84,107)              (94,511)
     Minimum pension liability adjustment                                                     -0-                (8,244)
     Treasury shares, at cost                                                             (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 53,790                33,905
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 221,654             $ 197,806
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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Earnings
                            In Thousands, except per share amounts

----------------------------------------------------------------------------------------------------------------------
                                                                                                           FISCAL YEAR
                                                                            ------------------------------------------
                                                                                 1997              1996           1995
----------------------------------------------------------------------------------------------------------------------
                                                                                                            <C
Net sales                                                                   $ 461,348         $ 434,575      $ 462,901
Cost of sales                                                                 274,273           261,743        289,961
Selling and administrative expenses                                           159,518           154,567        166,156
Restructuring and other charges                                                 1,693            15,124         22,114
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before
   other income and expenses                                                   25,864             3,141        (15,330)
----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                            10,289            10,403         12,031
   Interest income                                                             (1,548)             (758)           (76)
   Litigation settlement                                                        6,700               -0-            -0-
   Gain on divestiture                                                            -0-               -0-         (4,900)
   Other expense (income)                                                         291            (2,748)        (4,628)
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                             15,732             6,897          2,427
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and discontinued operations                10,132            (3,756)       (17,757)
Income taxes (benefit)                                                           (422)               25            757
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations                                 10,554            (3,781)       (18,514)
Discontinued operations:
   Operating loss                                                                 -0-               -0-         (4,540)
   Excess provision (provision) for future losses                                (150)           13,852        (58,138)
----------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                         $  10,404         $  10,071      $ (81,192)
======================================================================================================================

Earnings (loss) per common share:
   Before discontinued operations                                           $     .40         $    (.17)     $    (.77)
   Discontinued operations                                                  $    (.01)        $     .57      $   (2.58)
   Net earnings (loss)                                                      $     .39         $     .40      $   (3.35)
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


                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       FISCAL YEAR
                                                                                        ------------------------------------------
                                                                                             1997              1996           1995
----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings (loss)                                                                     $  10,404         $  10,071       $(81,192)
Noncash charges (credits) to earnings:
   (Excess) provision for loss on discontinued operations                                     150           (13,852)        58,138
   Restructuring charge                                                                     1,693            14,147         22,114
   Depreciation and amortization                                                            7,747             7,354          9,254
   Impairment of long-lived assets                                                            -0-               978            -0-
   Provision for environmental liabilities                                                    -0-               500            700
   Provision for deferred income taxes                                                       (415)              -0-          1,404
   Litigation settlement                                                                    6,700               -0-            -0-
   Gain on divestiture                                                                        -0-               -0-         (4,900)
   Provision for losses on accounts receivable                                              2,060             1,799            813
   Other                                                                                      699               548            376
Effect on cash of changes in working capital and other assets and liabilities:
   Accounts receivable                                                                       (314)           15,466             44
   Inventories                                                                            (10,954)            6,280         25,458
   Other current assets                                                                      (192)              165            100
   Accounts payable and accrued liabilities                                                 8,960           (13,024)        (6,958)
   Other assets and liabilities                                                            (4,136)           (7,780)        (2,881)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                            22,402            22,652         22,470
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                   (14,631)           (8,564)        (5,750)
   Proceeds from businesses divested and asset sales                                           76            18,763          8,032
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       (14,555)           10,199          2,282
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under
     revolving credit agreement                                                               -0-               -0-        (15,000)
   Net change in short-term borrowings                                                        -0-             2,522            (69)
   Payments on capital leases                                                              (1,220)           (9,703)        (2,852)
   Exercise of options and warrants and employee stock purchases                            1,202                23              6
   Other                                                                                       (4)             (378)          (227)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                         (22)           (7,536)       (18,142)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                               7,825            25,315          6,610
Cash and short-term investments at
   beginning of year                                                                       35,550            10,235          3,625
----------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                           $ 43,375          $ 35,550       $ 10,235
==================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                              $  9,887          $  9,146       $ 11,227
   Income taxes                                                                               (42)             (802)        (2,457)


The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands


------------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL                                                    FOREIGN       MINIMUM      TOTAL
                                 NON-REDEEMABLE           ADDITIONAL                              CURRENCY       PENSION     SHARE-
                                      PREFERRED    COMMON    PAID-IN ACCUMULATED   TREASURY    TRANSLATION     LIABILITY   HOLDERS'
                                          STOCK     STOCK    CAPITAL   (DEFICIT)      STOCK    ADJUSTMENTS    ADJUSTMENT     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1994              $   8,064 $  24,793  $ 121,634   $ (23,241) $ (17,857)     $  (4,706)   $  (9,964) $   98,723
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-         2          4         -0-        -0-            -0-          -0-           6
Translation adjustments:
   Year-to-date adjustments                 -0-       -0-        -0-         -0-        -0-          2,136          -0-       2,136
   Realized in FY 1995 restructuring        -0-       -0-        -0-         -0-        -0-          2,570          -0-       2,570
Net loss                                    -0-       -0-        -0-     (81,192)       -0-            -0-          -0-     (81,192)
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-        7,351       7,351
Other                                      (121)       37         32        (149)       -0-            -0-          -0-        (201)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995              $   7,943 $  24,832  $ 121,670   $(104,582) $ (17,857)     $     -0-    $  (2,613)  $  29,393
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-         8         15         -0-        -0-            -0-          -0-          23
Net earnings                                -0-       -0-        -0-      10,071        -0-            -0-          -0-      10,071
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-       (5,631)     (5,631)
Other                                        15         4         30         -0-        -0-            -0-          -0-          49
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996              $   7,958 $  24,844  $ 121,715   $ (94,511) $ (17,857)     $     -0-    $  (8,244)  $  33,905
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of options                         -0-       187        455         -0-        -0-            -0-          -0-         642
Issue shares - Employee Stock Purchase Plan -0-       161        399         -0-        -0-            -0-          -0-         560
Net earnings                                -0-       -0-        -0-      10,404        -0-            -0-          -0-      10,404
Minimum pension liability adjustment        -0-       -0-        -0-         -0-        -0-            -0-        8,244       8,244
Other                                       (14)        3         46         -0-        -0-            -0-          -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997              $   7,944 $  25,195  $ 122,615   $ (84,107) $ (17,857)     $     -0-    $     -0-   $  53,790
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

The operating results of the men's apparel segment prior to the decision to discontinue, classified as discontinued operations in the consolidated earnings statement, are shown below:

------------------------------------------------------------------------------
                                                        YEAR ENDED JANUARY 31,
                                                        ----------------------
IN THOUSANDS                                                              1995
------------------------------------------------------------------------------
Net sales                                                             $ 81,777
Cost of sales and expenses                                              86,317
------------------------------------------------------------------------------
Pretax loss                                                             (4,540)
Income tax expense (benefit)                                               -0-
------------------------------------------------------------------------------
Net Loss                                                              $ (4,540)
==============================================================================

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

NOTE 3
ACCOUNTS RECEIVABLE

------------------------------------------------------------------------------
IN THOUSANDS                                   1997                       1996
------------------------------------------------------------------------------
Trade accounts receivable                  $ 32,721                   $ 33,068
Miscellaneous receivables                     6,960                      3,263
------------------------------------------------------------------------------
Total receivables                            39,681                     36,331
Allowance for bad debts                      (3,353)                    (2,065)
Other allowances                             (1,939)                    (2,131)
------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                    $ 34,389                   $ 32,135
==============================================================================

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 4
INVENTORIES
--------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                      1997                    1996
--------------------------------------------------------------------------------------------------------------
Raw materials                                                                $   8,870                $  9,229
Work in process                                                                  3,333                   3,792
Finished goods                                                                  29,270                  22,935
Retail merchandise                                                              54,411                  48,974
--------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                            $  95,884                $ 84,930
==============================================================================================================



NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
--------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                      1997                    1996
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                      $     241                $     75
   Buildings and building equipment                                              2,552                   2,799
   Machinery, furniture and fixtures                                            37,522                  32,927
   Construction in progress                                                      3,130                   1,114
   Improvements to leased property                                              42,734                  39,195
Capital leases:
   Land                                                                             60                      60
   Buildings                                                                     1,904                   2,195
   Machinery, furniture and fixtures                                             7,285                   7,392
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                    95,428                  85,757
Accumulated depreciation and amortization:
   Plant and equipment                                                         (53,241)                (50,355)
   Capital leases                                                               (7,716)                 (6,850)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                      $  34,471                $ 28,552
==============================================================================================================

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements




NOTE 6
OTHER NONCURRENT ASSETS
---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                        1997                   1996
---------------------------------------------------------------------------------------------------------------
Other noncurrent assets:
  Pension plan asset                                                            $  4,750               $  8,051
  Investments and long-term receivables                                            1,792                  1,772
  Deferred tax asset                                                                 415                    -0-
  Deferred note expense                                                            2,069                  2,499
---------------------------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                                   $  9,026               $ 12,322
===============================================================================================================



NOTE 7
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                        1997                   1996
---------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                          $ 22,730               $ 12,105
Accrued liabilities:
   Employee compensation                                                           9,471                 10,733
   Litigation                                                                     10,700                    -0-
   Interest                                                                        4,017                  3,992
   Taxes other than income taxes                                                   3,118                  3,361
   Insurance                                                                       3,089                  4,381
   Other                                                                          12,206                  9,114
---------------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                  $ 65,331               $ 43,686
===============================================================================================================

At February 1, 1997, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $4.5 million. These amounts are included in trade accounts payable.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 8
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                   $15,222             $      10          $  2,021             $17,253
Charges and adjustments, net                                (1,866)                  (10)             (501)             (2,377)
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                    13,356                   -0-             1,520              14,876
Current portion                                              1,743                   -0-             1,520               3,263
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                  $11,613             $     -0-          $    -0-             $11,613
==============================================================================================================================


RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                   $   956             $   1,666          $    382             $ 3,004
Manufacturing restructuring                                    748                   451               -0-               1,199
Charges and adjustments, net                                (1,032)                 (480)              (13)             (1,525)
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                       672                 1,637               369               2,678
Current portion (included in accounts
   payable and accrued liabilities)                            672                 1,106               369               2,147
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $   -0-             $     531          $    -0-             $   531
==============================================================================================================================

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 9
LONG-TERM DEBT
-------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                             1997                  1996
-------------------------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                                $75,000               $75,000


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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements



NOTE 10
COMMITMENTS UNDER LONG-TERM LEASES
-------------------------------------------------------------------------------


CAPITAL LEASES
Future minimum lease payments under capital leases at February 1, 1997, together with the present value of the minimum lease payments, are:

-------------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------------------------
1998                                                                                                      $     865
1999                                                                                                            400
2000                                                                                                            139
2001                                                                                                            139
2002                                                                                                            109
Later years                                                                                                      79
-------------------------------------------------------------------------------------------------------------------
Total minimum payments                                                                                        1,731
Interest discount amount                                                                                        246
-------------------------------------------------------------------------------------------------------------------
Total present value of minimum payments                                                                       1,485
Current portion                                                                                                 768
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION                                                                                  $     717
===================================================================================================================

OPERATING LEASES
Rental expense under operating leases of continuing operations was:

IN THOUSANDS                                                                1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                          $18,719          $17,942           $18,678
Contingent rentals                                                        10,270            8,776             8,234
Sublease rentals                                                          (1,035)            (754)             (478)
-------------------------------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                                                     $27,954          $25,964           $26,434
===================================================================================================================


Minimum rental commitments payable in future years are:


-------------------------------------------------------------------------------------------------------------------
FISCAL YEARS                                                                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------------------------
1998                                                                                                        $19,404
1999                                                                                                         17,325
2000                                                                                                         14,542
2001                                                                                                         10,419
2002                                                                                                          7,215
Later years                                                                                                  19,733
-------------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                                                            $88,638
===================================================================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 12% of the Company's leases contain renewal options.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Notes to Consolidated Financial Statements

Note 11
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
NON-REDEEMABLE PREFERRED STOCK
                                                             Number of Shares        Amounts in Thousands       Common
                                               Shares    ----------------------- -----------------------      Convertible  No.of
Class                                      Authorized    1997     1996    1995     1997     1996     1995        Ratio     Votes
--------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                              64,368  37,123   37,233   37,233  $1,485   $1,489   $1,489          .83       1
   $4.75 Series 3                              40,449  19,469   19,632   19,632   1,947    1,963    1,963         2.11       2
   $4.75 Series 4                              53,764  16,412   16,412   16,412   1,641    1,641    1,641         1.52       1
   Series 6                                   400,000     -0-      -0-      -0-     -0-      -0-      -0-                    1
$1.50 Subordinated Cumulative Preferred     5,000,000  30,017   30,017   30,017     901      901      901
-------------------------------------------------------------------------------------------------------------------------------
                                                      103,021  103,294  103,294   5,974    5,994    5,994
Employees' Subordinated
   Convertible Preferred                    5,000,000  80,313   80,313   80,313   2,409    2,410    2,410         1.00*      1
-------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                     8,383    8,404    8,404
Employees' Preferred Stock Purchase Accounts                                       (439)    (446)    (461)
-------------------------------------------------------------------------------------------------------------------------------
Total Non-Redeemable Preferred Stock                                             $7,944   $7,958   $7,943
===============================================================================================================================

*    Also convertible into one share of $1.50 Subordinated Cumulative Preferred
     Stock

PREFERRED STOCK TRANSACTIONS

------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS
                                                                                                 EMPLOYEES'
                                                                          NON-REDEEMABLE          PREFERRED              TOTAL
                                                         NON-REDEEMABLE       EMPLOYEES'              STOCK     NON-REDEEMABLE
                                                              PREFERRED        PREFERRED           PURCHASE          PREFERRED
                                                                  STOCK            STOCK           ACCOUNTS              STOCK
------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 1994                                         $5,993           $2,544              $(473)            $8,064
------------------------------------------------------------------------------------------------------------------------------
Conversion of employees' preferred into $1.50 preferred               3               (3)               -0-                -0-
Conversion of employees' preferred into common                      -0-             (122)               -0-               (122)
Other                                                                (2)              (9)                12                  1
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                                          5,994            2,410               (461)             7,943
------------------------------------------------------------------------------------------------------------------------------
Other                                                               -0-              -0-                 15                 15
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                          5,994            2,410               (446)             7,958
Other                                                               (20)              (1)                 7                (14)
------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                                         $5,974           $2,409              $(439)            $7,944
==============================================================================================================================

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 11
SHAREHOLDERS' EQUITY, CONTINUED
-------------------------------------------------------------------------------

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of Consolidated Net Income (as defined) after April 30, 1993 and (ii) the aggregate Net Proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At February 1, 1997, the Company was in a deficit position of $98.0 million in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter of Fiscal 1994 and now has cumulative dividend arrearages in the amount of $277,494 for Series 1, $300,553 for Series 3, $253,360 for Series 4, and $146,333 for $1.50 Subordinated Cumulative Preferred Stock.



CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
---------------------------------------------------------------------------------------------------------------------------
                                                                                             NON-
                                                                                       REDEEMABLE                EMPLOYEES'
                                                                   COMMON               PREFERRED                 PREFERRED
                                                                    STOCK                   STOCK                     STOCK
---------------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1994                                     24,792,641                 103,244                    84,791
---------------------------------------------------------------------------------------------------------------------------
Other                                                              39,486                      50                    (4,478)
---------------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1995                                     24,832,127                 103,294                    80,313
---------------------------------------------------------------------------------------------------------------------------
Exercise of options                                                 7,625                     -0-                       -0-
Other                                                               4,284                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1996                                     24,844,036                 103,294                    80,313
---------------------------------------------------------------------------------------------------------------------------
Exercise of options                                               186,712                     -0-                       -0-
Issue shares - Employee Stock Purchase Plan                       161,329                     -0-                       -0-
Other                                                               2,427                    (273)                      -0-
---------------------------------------------------------------------------------------------------------------------------
Issued at February 1, 1997                                     25,194,504                 103,021                    80,313
Less treasury shares                                              488,464                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT FEBRUARY 1, 1997                                24,706,040                 103,021                    80,313
===========================================================================================================================

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 12
INCOME TAXES
---------------------------------------------------------------------------------------------------------------

Income tax expense (benefit) is comprised of the following:

---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                            1997               1996            1995
---------------------------------------------------------------------------------------------------------------
Current
   U.S. federal                                                     $    (70)         $     -0-         $(1,693)
   Foreign                                                                41                 25             741
   State                                                                  22                -0-              10
Deferred
   U.S. federal                                                         (415)               -0-           1,699
   Foreign                                                               -0-                -0-             -0-
   State                                                                 -0-                -0-             -0-
---------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT)                                  $   (422)          $     25        $    757
===============================================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 12
INCOME TAXES, CONTINUED

Deferred tax assets and liabilities are comprised of the following:

                                        FEBRUARY 1, JANUARY 31,
IN THOUSANDS                                1997        1996
---------------------------------------------------------------
Pensions                                 $ (1,049)   $   (885)
Other                                        (219)       (346)
---------------------------------------------------------------
Gross deferred tax liabilities             (1,268)     (1,231)
---------------------------------------------------------------
Net operating loss carryforwards           18,433      25,399
Net capital loss carryforwards              8,013      11,180
Provisions for discontinued operations
   and restructurings                       7,685       8,437
Inventory valuation                         1,685       1,743
Expense accruals                            7,836       6,581
Allowances for bad debts and notes          1,802       1,711
Uniform capitalization costs                2,206       1,937
Depreciation                                2,106       2,105
Pensions                                      201         692
Leases                                        126         176
Other                                         763       2,047
Tax credit carryforwards                    2,649       1,200
---------------------------------------------------------------
Gross deferred tax assets                  53,505      63,208
---------------------------------------------------------------
Deferred tax asset valuation allowance    (51,822)    (61,977)
---------------------------------------------------------------
NET DEFERRED TAX ASSETS                  $    415    $     -0-
===============================================================

The Company has net operating loss carryfowards available to offset future U.S. taxable income of approximately $47.9 million expiring in 2010 and 2011. The Company also has capital loss carryforwards available to offset future U.S. capital gains of approximately $20.8 million expiring in 2001.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

----------------------------------------------------------------------------------------
                                                       1997           1996        1995
----------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                   34.00 %        34.00 %    (34.00)%
State taxes (net of federal tax benefit)               4.50           4.50         -0-
Deferred tax valuation allowance                     (38.50)        (38.50)        -0-
Operating losses with no current tax benefit            -0-            -0-       34.00
Other                                                  (2.9)           .01         -0-
----------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                     (2.9)%          .01 %       .00 %
========================================================================================

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

EMPLOYEE RETIREMENT BENEFITS

PENSION EXPENSE

--------------------------------------------------------------------------------------------
IN THOUSANDS                                                 1997         1996        1995
--------------------------------------------------------------------------------------------
Service cost of benefits earned during the year           $  1,490     $  1,914     $ 2,309
Interest on projected benefit obligation                     6,437        6,621       6,430
Actual return on plan assets                               (12,505)     (12,522)       (933)
Deferral of current period asset gains (losses)              6,601        7,089      (4,256)
Amortization of prior service cost                            (146)         388         388
Amortization of net loss                                     1,257          171       1,385
Amortization of transition obligation                          983          983         983
--------------------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                                     $  4,117     $  4,644     $ 6,306
============================================================================================

ACTUARIAL ASSUMPTIONS

--------------------------------------------------------------------------------------
                                                              1997               1996
--------------------------------------------------------------------------------------
Weighted average discount rate                                7.50%              7.00%
Salary progression rate                                       5.00%              5.00%
Expected long-term rate of return on plan assets              9.50%              9.50%
--------------------------------------------------------------------------------------

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

The following table sets forth the funded status of the plan as of the measurement date (December 31) for the respective fiscal year:

FUNDED STATUS

-----------------------------------------------------------------------------------------
IN THOUSANDS                                                  1997                  1996
-----------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                $82,534               $83,833
   Non-vested benefit obligation                              1,309                 1,242
-----------------------------------------------------------------------------------------
   Accumulated benefit obligation                           $83,843               $85,075
=========================================================================================
Projected benefit obligation
   for services rendered to date                            $91,350               $99,058
Plan assets at fair value, primarily
   cash equivalents, common stock, notes and
   real estate                                               81,077                68,550
-----------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS                                              $10,273               $30,508
=========================================================================================

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

                           GENESCO, INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 13
EMPLOYEE RETIREMENT BENEFITS, CONTINUED

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:


-----------------------------------------------------------------------------------------------
IN THOUSANDS                                                          1997                1996
-----------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets              $(10,273)           $(30,508)
Unamortized transition obligation                                     4,914               5,897
Unrecognized net actuarial losses                                     9,060              22,227
Unrecognized prior service cost                                      (1,717)              2,154
-----------------------------------------------------------------------------------------------
Prepaid (Accrued) pension cost                                        1,984                (230)
Amount reflected as an intangible asset*                             (4,750)             (8,051)
Amount reflected as minimum pension liability
   adjustment**                                                         -0-              (8,244)
-----------------------------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                           $ (2,766)           $(16,525)
===============================================================================================

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

--------------------------------------------------------------------------------
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
================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 14
OTHER BENEFIT PLANS, CONTINUED

The funded status of the plan and amounts recognized in the financial statements at February 1, 1997 and January 31, 1996 were as follows:

-------------------------------------------------------------------------------------
IN THOUSANDS                                                        1997        1996
-------------------------------------------------------------------------------------
Postretirement benefit liability at beginning of year             $ 2,693    $ 1,929
Net periodic postretirement benefit cost                              258        256
Cash expenditures for benefits                                       (771)      (162)
Loss due to actual experience                                         475        376
Increase (decrease) in liability due to change in discount rate      (111)       294
-------------------------------------------------------------------------------------
Postretirement benefit liability                                    2,544      2,693
Unrecognized net loss                                                (653)      (289)
-------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED
   IN FINANCIAL STATEMENTS                                        $ 1,891    $ 2,404
=====================================================================================

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

                                               1997                  1996
                                             -------               -------
Net Income       As reported                 $10,404               $10,071
                 Pro forma                    10,394                 9,981

Primary EPS      As reported                 $  0.39               $  0.40
                 Pro forma                   $  0.39               $  0.39

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

The fair value of each option granted in the fixed with the following weighted option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model -average assumptions used for grants in 1996 and 1997, respectively: expected volatility of 48 and 50 percent; risk-free interest rates of 5.9 and 6.1 percent; and expected lives of six years for all plans.

A summary of the status of the Company's fixed stock option plans as of February 1, 1997 and January 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                    1997                           1996                             1995
                                       ----------------------------   ------------------------------   -----------------------------
                                         SHARES    WEIGHTED-AVERAGE     SHARES      WEIGHTED-AVERAGE     SHARES     WEIGHTED-AVERAGE
FIXED OPTIONS                             (000)     EXERCISE PRICE       (000)       EXERCISE PRICE       (000)      EXERCISE PRICE
-------------                          ----------  ----------------   ----------    ----------------   ----------   ----------------
Outstanding at beginning of year        1,525,150         $3.35        1,431,475         $3.31          1,284,075        $6.35
Granted                                 1,346,883          6.48          245,000          3.47          1,191,875         2.36
Exercised                                (186,712)         3.44           (7,625)         2.91             (1,875)        3.38
Forfeited                                 (69,150)         3.24         (143,700)         3.14         (1,042,600)        5.96
                                       ----------                     ----------                       ----------
Outstanding at end of year              2,616,171          4.96        1,525,150          3.35          1,431,475         3.31
                                       ==========                     ==========                       ==========

Options exercisable at year-end           970,571                        784,772                          425,225
Weighted-average fair value of
    options granted during the year    $     3.58                     $     1.89                               --

The following table summarizes information about fixed stock options outstanding at February 1, 1997:

                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                        -------------------------------------------------------      ----------------------------------
                           NUMBER        WEIGHTED-AVERAGE                               NUMBER
    RANGE OF            OUTSTANDING          REMAINING         WEIGHTED-AVERAGE       EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICES          AT 2/1/97       CONTRACTUAL LIFE       EXERCISE PRICE         AT 2/1/97        EXERCISE PRICE
---------------         -----------      ----------------      ----------------      ------------      ----------------
 $1.875 - 2.75             825,038            7.9 years             $ 2.25               540,196             $2.32
  3.375 - 5.00           1,218,133            8.6                     4.54               260,000              3.80
   5.50 - 7.75             128,500            6.2                     7.07                70,375              6.87
  9.00 - 11.00             444,500            8.9                    10.55               100,000              9.00
                         ---------                                                       -------
$1.875 - 11.00           2,616,171            6.7                     4.96               970,571              3.73
                         =========                                                       =======

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


NOTE 16
LEGAL PROCEEDINGS

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

In April 1997, the parties to the litigation entered into a settlement agreement providing for the issuance of shares of the Company's common stock to the plaintiffs in exchange for dismissal of the lawsuit and the execution of mutual general releases by the parties. In addition to a cash payment which the Company's directors and officers liability insurance carrier has agreed to contribute to the settlement, the Company expects to issue shares of stock sufficient to yield net proceeds of $6.7 million to the plaintiffs in a block trade to occur immediately upon the issuance. The $6.7 million settlement was reflected in earnings in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997.

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

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 17
BUSINESS SEGMENT INFORMATION

---------------------------------------------------------------------------------
IN THOUSANDS                           1997            1996            1995
---------------------------------------------------------------------------------

SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
   Retail                           $ 283,546       $ 243,303       $ 234,448
   Wholesale and manufacturing        177,802         191,272         228,453
---------------------------------------------------------------------------------

TOTAL SALES                         $ 461,348       $ 434,575       $ 462,901
=================================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
   Retail                           $  26,519       $  17,881(2)    $  16,925(4)
      % of applicable sales               9.4%            7.3%            7.2%
   Wholesale and manufacturing          8,108(1)       (1,754)(3)     (13,446)(4)
      % of applicable sales               4.6%           (0.9)%          (5.9)%
---------------------------------------------------------------------------------
Operating income                       34,627          16,127           3,479
      % of total sales                    7.5%            3.7%            0.8%
Corporate expenses:
   Interest expense                    (8,741)         (9,645)        (11,955)
   Litigation settlement               (6,700)            -0-             -0-
   Other corporate expenses            (9,054)        (10,238)        (14,181)(4)
   Gain on divestiture                    -0-             -0-           4,900
---------------------------------------------------------------------------------
TOTAL PRETAX EARNINGS (LOSS)        $  10,132       $  (3,756)      $ (17,757)
      % OF TOTAL SALES                    2.2%           (0.9)%          (3.8)%
=================================================================================

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

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 17
BUSINESS SEGMENT INFORMATION, CONTINUED

--------------------------------------------------------------------------------
IN THOUSANDS                                    1997         1996         1995
--------------------------------------------------------------------------------

ASSETS:
Footwear:
   Retail                                     $ 78,721     $ 67,482     $ 69,287
   Wholesale and manufacturing                  79,424       74,290      115,601
--------------------------------------------------------------------------------
Total footwear                                 158,145      141,772      184,888
Men's apparel                                      -0-          -0-       28,984
Corporate assets                                63,509       56,034       30,006
--------------------------------------------------------------------------------
TOTAL ASSETS                                  $221,654     $197,806     $243,878
================================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
   Retail                                     $  4,811     $  4,755     $  4,735
   Wholesale and manufacturing                   1,866        1,691        2,759
--------------------------------------------------------------------------------
Total footwear                                   6,677        6,446        7,494
Men's apparel                                      -0-          -0-        1,305
Corporate                                        1,070          908          455
--------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION           $  7,747     $  7,354     $  9,254
================================================================================

ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES:
Footwear:
   Retail                                     $ 11,151     $  4,364     $  3,181
   Wholesale and manufacturing                   2,948        2,514        2,129
--------------------------------------------------------------------------------
Total footwear                                  14,099        6,878        5,310
Men's apparel                                      -0-            9          198
Corporate                                          541        1,677          242
--------------------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES                         $ 14,640     $  8,564     $  5,750
================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 18
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         1ST QUARTER                 2ND QUARTER                   3RD QUARTER
                                    ---------------------       ---------------------       ------------------------
IN THOUSANDS                           1997        1996            1997        1996            1997           1996
-----------------------------------------------------------------------------------------------------------------------
Net sales                           $ 100,219   $  93,225       $ 102,955   $ 109,600       $ 124,109       $111,994

Gross margin                           40,588      35,537          40,813      42,499          51,188         45,292

Pretax earnings (loss)                    501     (13,322)(1)       2,101      (1,179)(3)       5,993 (5)      4,238(6)

Earnings (loss) before
  discontinued operations                 966     (13,331)          2,073      (1,185)          5,903          4,231

Net earnings (loss)                       966        (678)(2)       2,073         514 (4)       5,903          4,231

Earnings (loss) per common share:
 Before discontinued operations           .04        (.55)            .08        (.05)            .23            .17
 Net earnings (loss)                      .04        (.03)            .08         .02             .23            .17
=======================================================================================================================


                                           4TH QUARTER                 FISCAL YEAR
                                    ------------------------      ---------------------
IN THOUSANDS                           1997           1996           1997        1996
----------------------------------------------------------------------------------------
Net sales                           $ 134,065      $ 119,756      $ 461,348   $ 434,575

Gross margin                           54,486         49,504        187,075     172,832

Pretax earnings (loss)                  1,387(7)       6,507(8)      10,132      (3,756)

Earnings (loss) before
  discontinued operations               1,462          6,504         10,554      (3,781)

Net earnings (loss)                     1,462          6,004         10,404      10,071

Earnings (loss) per common share:
 Before discontinued operations           .05            .26            .40        (.17)
 Net earnings (loss)                      .05            .24            .39         .40
========================================================================================

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

(7)  Includes a litigation settlement charge of $6.7 million (see Note 16).

(8)  Includes a restructuring credit of $1.0 million (see Note 2).

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements


NOTE 19
FINANCIAL RESTATEMENT

The financial statements for Fiscal 1997 have been restated to reflect a $6.7 million litigation settlement more fully described under Preferred Shareholder Action in Note 16. The impact of the restatement is to reduce earnings before income taxes and discontinued operations from $16.7 million to $10.1 million and net earnings from $17.1 million to $10.4 million.

The impact of the restatement reduces primary earnings per share on earnings before income taxes and discontinued operations from $0.66 to $0.40 and net earnings per share from $0.66 to $0.39. The impact of the restatement reduces fully-diluted earnings per share on earnings before income taxes and discontinued operations from $0.65 to $0.40 and net earnings per share from $0.65 to $0.39.

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

                                         CLASS OF       NO. OF           PERCENT OF
NAME AND ADDRESS                          STOCK*        SHARES              CLASS
----------------                         --------       -----            ----------
Pioneering Management Corporation         Common      1,654,000(1)           6.6
60 State Street
Boston, MA 02109

                                             CLASS OF        NO. OF          PERCENT OF
NAME AND ADDRESS                              STOCK*         SHARES             CLASS
----------------                             --------        ------          ----------
Jeannie Bussetti                             Series 1         3,000              8.1
12 Carteret Drive
Pomona, NY 10970

Joseph Bussetti                              Series 1         2,000              5.4
52 South Lilburn Drive
Garnerville, NY 10923

Ronald R. Bussetti                           Series 1         2,000              5.4
12 Carteret Drive
Pomona, NY 10970

S. Robert Weltz, Jr.                         Series 1         2,308              6.2
415 Hot Springs Road
Santa Barbara, CA 93108

Estate of Hyman Fuhrman, Deceased            Series 3         1,081              5.6
c/o Sylvia Fuhrman
3801 South Ocean Drive
Hollywood, FL 33020

Clinton Grossman                             Series 3         1,965(2)          10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT 06604

Hazel Grossman                               Series 3         1,074              5.5
30 Argyle Ave., Apt. 209
Riverside, RI 02915

Roselyn Grossman                             Series 3         1,965(2)          10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT 06604

                                             CLASS OF        NO. OF          PERCENT OF
NAME AND ADDRESS                              STOCK*         SHARES             CLASS
----------------                             --------        ------          ----------
Stanley Grossman                             Series 3         1,965(2)          10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT 06604

Michael Miller, Trustee                      Series 4         5,605             34.2
Under Will of David Evins
c/o Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY 10123

Mathew Evins                                 Series 4         2,571             15.7
c/o Evins Communications Ltd.
635 Madison Ave.
New York, NY 10022

Melissa Evins                                Series 4         2,893             17.6
417 East 57th Street
New York, NY 10022

Reed Evins                                   Series 4         2,418             14.7
417 East 57th Street
Apt. 32B
New York, NY 10022

James H. Cheek, Jr.                          Subordinated     2,413              8.0
221 Evelyn Avenue                            Cumulative
Nashville, TN 37205                          Preferred

--------------------

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

FINANCIAL STATEMENT SCHEDULES
II    -Reserves, each of the three fiscal years ended 1997, 1996 and 1995

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 72.

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

   (11)     Computation of earnings per share.

   (21)     Subsidiaries of the Company.

   (23)     Consent of Independent Accountants included on page 70.

   (24)     Power of Attorney.

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

REPORTS ON FORM 8-K

None.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35329, 33-50248, 33-62653 and 33-08463) of Genesco Inc.
of our report dated February 25, 1997, except as to Note 19 which is as of October 31, 1997, appearing on page 28 of this Form 10-K/A. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated April 10, 1997 appearing on page 1 of the January 31, 1997 Genesco Employee Stock Purchase Plan Financial Statements.




/s/ PRICE WATERHOUSE LLP

Nashville, Tennessee
November 6, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENESCO INC.

                                    By: /s/James S. Gulmi
                                        ----------------------------------------
                                        James S. Gulmi
                                        Senior Vice President - Finance

Date: November 6, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the sixth day of November, 1997.

/s/ Ben T. Harris                   President and Chief Executive Officer
------------------------------      and a Director
Ben T. Harris

/s/ James S. Gulmi                  Senior Vice President - Finance
------------------------------      (Principal Financial Officer)
James S. Gulmi

/s/ Paul D. Williams                Chief Accounting Officer
------------------------------
Paul D. Williams

Directors:

David M. Chamberlain*               Kathleen Mason*

W. Lipscomb Davis, Jr.*             William A. Williamson, Jr.*

John Diebold*                       William S. Wire, II*

Harry D. Garber*                    Gary M. Witkin*

Joel C. Gordon*

*By /s/ Roger G. Sisson
    -----------------------
    Roger G. Sisson
    Attorney-In-Fact