Form 10-Q/A
period 1997-05-03
GENESCO INC
filed 1997-11-12
CIK 18498

                                                                  [GENESCO LOGO]

--------------------------------------------------------------------------------
(Mark One)                   FORM 10-Q/A
   [x]      Quarterly Report Pursuant To
              Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                       For Quarter Ended
                             May 3, 1997



   [ ]     Transition Report Pursuant To
              Section 13 or 15(d) of the
         Securities Exchange Act of 1934

      Securities and Exchange Commission
                  Washington, D.C. 20549
              Commission File No. 1-3083


                                         ---------------------------------------
                                         GENESCO INC.
                                         A Tennessee Corporation
                                         I.R.S. No. 62-0211340
                                         Genesco Park
                                         1415 Murfreesboro Road
                                         Nashville, Tennessee 37217-2895
                                         Telephone 615/367-7000

                                         ---------------------------------------

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











-------------------------------------------------------
Common Shares Outstanding June 6, 1997 - 25,111,259

  INDEX
  ---------------------------------------------------------------------------------------------------------------------
                                                                                                                 PAGE
  ---------------------------------------------------------------------------------------------------------------------

* Part 1 - Financial Information                                                                                      3
  ---------------------------------------------------------------------------------------------------------------------
  Consolidated Balance Sheet - May 3, 1997, February 1, 1997 and
    May 4, 1996                                                                                                       3
  ---------------------------------------------------------------------------------------------------------------------
  Consolidated Earnings - Three Months Ended
    May 3, 1997 and May 4, 1996                                                                                       4
  ---------------------------------------------------------------------------------------------------------------------
  Consolidated Cash Flows - Three Months Ended
    May 3, 1997 and May 4, 1996                                                                                       5
  ---------------------------------------------------------------------------------------------------------------------
  Consolidated Shareholders' Equity - Year Ended
    February 1, 1997 and Three Months Ended May 3, 1997                                                               6
  ---------------------------------------------------------------------------------------------------------------------
  Notes to Consolidated Financial Statements                                                                          7
  ---------------------------------------------------------------------------------------------------------------------
  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                                                            15
  ---------------------------------------------------------------------------------------------------------------------
**Part II - Other Information                                                                                        22
  ---------------------------------------------------------------------------------------------------------------------
   Signature                                                                                                         23
  ---------------------------------------------------------------------------------------------------------------------

*  Part 1 has been amended and restated in its entirety.
** Only Exhibit 27 has been amended and restated in its entirety.

                        PART I - FINANCIAL INFORMATION


                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Consolidated Balance Sheet
                        In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                                   MAY 3,             FEBRUARY 1,                MAY 4,
                                                                     1997                    1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                $   26,421              $   43,375            $   34,003
Accounts receivable                                                34,811                  34,389                32,720
Inventories                                                       108,191                  95,884                86,619
Other current assets                                                4,326                   4,509                 3,788
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                              173,749                 178,157               157,130
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                           37,870                  34,471                28,704
Other noncurrent assets                                             8,912                   9,026                12,215
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $  220,531              $  221,654            $  198,049
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                       $   59,842              $   65,331            $   42,848
Current payments on capital leases                                    558                     768                 1,091
Provision for discontinued operations                               3,210                   3,263                 3,699
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          63,610                  69,362                47,638
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     75,000                  75,000                75,000
Capital leases                                                        167                     717                 1,251
Other long-term liabilities                                        11,885                  11,172                26,161
Provision for discontinued operations                              11,161                  11,613                12,932
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 161,823                 167,864               162,982
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note  6)                                    -                       -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,945                   7,944                 7,958
  Common shareholders' equity:
     Par value of issued shares                                    25,503                  25,195                24,912
     Additional paid-in capital                                   125,042                 122,615               121,843
     Accumulated deficit                                          (81,925)                (84,107)              (93,545)
     Minimum pension liability adjustment                              -0-                     -0-               (8,244)
     Treasury shares, at cost                                     (17,857)                (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                         58,708                  53,790                35,067
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  220,531              $  221,654            $  198,049
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Consolidated Earnings
                        Three Months Ended
                        In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                                                       MAY 3,                    MAY 4,
                                                                                         1997                      1996
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $ 114,185                 $ 100,219
Cost of sales                                                                          66,313                    59,631
Selling and administrative expenses                                                    43,431                    37,806
-----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                                                            4,441                     2,782
-----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                                     2,545                     2,632
   Interest income                                                                       (416)                     (430)
   Other expense                                                                          113                        79
-----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                                      2,242                     2,281
-----------------------------------------------------------------------------------------------------------------------
Pretax earnings                                                                         2,199                       501
Income taxes (benefit)                                                                     17                      (465)
-----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                        $   2,182                 $     966
=======================================================================================================================

Net earnings per common share                                                       $     .08                 $     .04
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Three Months Ended
                          Consolidated Cash Flows
                          In Thousands


------------------------------------------------------------------------------------------------------------------------------
                                                                                                    MAY 3,              MAY 4,
                                                                                                      1997                1996
------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                                    $    2,182         $       966
Noncash charges to earnings:
  Depreciation and amortization                                                                      2,151               1,848
  Provision for losses on accounts receivable                                                        1,005                 994
  Other                                                                                                222                 269
Effect on cash of changes in working capital and other assets and liabilities:
  Accounts receivable                                                                               (1,427)             (1,579)
  Inventories                                                                                      (12,307)             (1,689)
  Other current assets                                                                                 183                 529
  Accounts payable and accrued liabilities                                                          (5,542)             (1,038)
  Other assets and liabilities                                                                         231                 475
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                                          (13,302)                775
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                                              (5,684)             (2,184)
  Proceeds from asset sales                                                                             78                  32
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               (5,606)             (2,152)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Payments on capital leases                                                                          (760)               (355)
  Exercise of options                                                                                2,714                 189
  Other                                                                                                -0-                  (4)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                  1,954                (170)
------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                                      (16,954)             (1,547)
Cash and short-term investments at beginning of period                                              43,375              35,550
------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                                $   26,421         $    34,003
==============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                                                      $    4,437         $     4,206
  Income taxes                                                                                           8                (479)
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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands



-----------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL                                                             MINIMUM       TOTAL
                                     NON-REDEEMABLE                                                             PENSION      SHARE-
                                          PREFERRED       COMMON     PAID-IN     ACCUMULATED    TREASURY      LIABILITY    HOLDERS'
                                              STOCK        STOCK     CAPITAL         DEFICIT       STOCK     ADJUSTMENT      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                     $7,958      $24,844    $121,715        $(94,511)   $(17,857)       $(8,244)    $33,905
===================================================================================================================================
Exercise of options                             -0-          187         455             -0-         -0-            -0-         642
Issue shares - Employee Stock Purchase Plan     -0-          161         399             -0-         -0-            -0-         560
Net earnings                                    -0-          -0-         -0-          10,404         -0-            -0-      10,404
Minimum pension liability adjustment            -0-          -0-         -0-             -0-         -0-          8,244       8,244
Other                                           (14)           3          46             -0-         -0-            -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                     $7,944      $25,195    $122,615        $(84,107)   $(17,857)       $   -0-     $53,790
===================================================================================================================================
Net earnings                                    -0-          -0-         -0-           2,182         -0-            -0-       2,182
Exercise of options                             -0-          302       2,412             -0-         -0-            -0-       2,714
Other                                             1            6          15             -0-         -0-            -0-          22
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE MAY 3, 1997                          $7,945      $25,503    $125,042        $(81,925)   $(17,857)       $   -0-     $58,708
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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 2
ACCOUNTS RECEIVABLE


-------------------------------------------------------------------------------------------------------------------
                                                                                  MAY 3,                FEBRUARY 1,
IN THOUSANDS                                                                        1997                       1997
-------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                        $33,810                    $32,721
Miscellaneous receivables                                                          7,985                      6,960
-------------------------------------------------------------------------------------------------------------------
Total receivables                                                                 41,795                     39,681
Allowance for bad debts                                                           (4,245)                    (3,353)
Other allowances                                                                  (2,739)                    (1,939)
-------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                          $34,811                    $34,389
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
==============================================================================================================================



RESTRUCTURING RESERVES

------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $   672             $   1,637            $  369             $ 2,678
Charges and adjustments, net                                  (157)                 (133)              (18)               (308)
------------------------------------------------------------------------------------------------------------------------------
Balance May 3, 1997                                            515                 1,504               351               2,370
Current portion (included in accounts
   payable and accrued liabilities)                            515                 1,071               351               1,937
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $   -0-             $     433            $  -0-             $   433
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

The Company initially accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. After discussions with the staff of the Securities and Exchange Commission regarding this accounting treatment, the Company has revised its Consolidated Financial Statements at and for the fiscal year ended February 1, 1997 and for the quarter ended May 3, 1997 to reflect a net expense in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997 and May 3, 1997 equal to the $6.7 million market value of the shares issued in the settlement. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997 and May 3, 1997. The liability was satisfied by the issuance of the shares and by the insurance carrier's payment on June 13, 1997.

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

NOTE 7
FINANCIAL RESTATEMENT

The beginning accumulated deficit was restated for the $6.7 million litigation settlement more fully described under Preferred Shareholder Action in Note 6. There was no impact on the Company's first quarter earnings or cash flow.

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

Footwear Retail

                                                                      Three Months Ended
                                                                  --------------------------
                                                                    May 3,         May 4,          %
                                                                     1997           1996         Change
                                                                  -----------    -----------     ------
                                                                        (In Thousands)

      Net Sales...............................................    $    70,024    $    59,035      18.6%
      Operating Income........................................    $     5,758    $     3,184      80.8%
      Operating Margin........................................            8.2%           5.4%

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

The Company's comparable store sales and store count at the end of the first quarter were as follows:


                                                                                         Store Count
                                                                                     -------------------
                                                                                     May 3,       May 4,
                                                                   Comp Sales         1997         1996
                                                                   ----------         ----         ----
         Jarman Retail                                                +3%              144          136
         Jarman Lease                                                 +5%               85           81
         Journeys                                                    +21%              136           95
         Johnston & Murphy (including factory stores)                +11%              122          112
         Other Outlet Stores                                          +6%               43           40
                                                                                      ----         ----
         Total Retail                                                +10%              530          464
                                                                                      ====         ====

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

Footwear Wholesale & Manufacturing

                                                                  Three Months Ended
                                                             ----------------------------
                                                                 May 3,          May 4,            %
                                                                 1997            1996           Change
                                                             ------------    ------------       ------
                                                                     (In Thousands)

    Net Sales...............................................  $    44,161       $   41,184        7.2%
    Operating Income........................................  $     1,153       $    1,492      (22.7)%
    Operating Margin.......................................           2.6%             3.6%

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

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                             May 3,        May 4,
                                                              1997          1996
                                                              ----          ----

Cash and short-term investments ..................           $ 26.4         $ 34.0
Working capital ..................................           $110.1         $109.5
Long-term debt ...................................           $ 75.0         $ 75.0
Current ratio ....................................              2.7x           3.3x

-----------------

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

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at May 3, 1997 and May 4, 1996 is as follows:


                                                          Three Months Ended
                                                     ---------------------------
                                                      May 3,             May 4,
   (In Thousands)                                      1997               1996
                                                     -------            -------
Accounts payable                                     $ 1,209            $ 5,371
Accrued liabilities                                   (6,751)            (6,409)
                                                     -------            -------
                                                     $(5,542)           $(1,038)
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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 6 to the Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including provisions of $150,000 and $500,000 in discontinued operations in fiscal 1997 and fiscal 1996, respectively, and $500,000 and $1,300,000 reflected in fiscal 1996 and 1995, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be inadequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Litigation Settlement
As discussed in Note 6 to the Consolidated Financial Statements, on April 28, 1997, the Company entered into an agreement to settle a lawsuit brought in connection with a 1988 exchange of certain shares of preferred stock for common stock by the issuance of additional shares of common stock and payment of cash by the Company's directors and officers liability insurance carrier. The Company initially accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. After discussions with the staff of the Securities and Exchange Commission regarding this accounting treatment, the Company has revised its Consolidated Financial Statements at and for the fiscal year ended February 1, 1997 and for the quarter ended May 3, 1997 to reflect a net expense in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997 and May 3, 1997 equal to the $6.7 million market value of the shares issued in the settlement. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997 and May 3, 1997. The liability was satisfied by the issuance of the shares and by the insurance carrier's payment on June 13, 1997.

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

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Management's Discussion and Analysis
                               of Financial Condition and Results of Operations



The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At May 3, 1997, that pool was in a $93.2 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $301,000. The Company currently has dividend arrearages in the amount of $1.1 million and is unable to predict when dividends may be reinstated.

Changes in Accounting Principles
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the quarter ended May 3, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128. For the year ended February 1, 1997, primary earnings per share were $.39 and fully diluted earnings per share were $.39. Had SFAS No. 128 been in effect for the year ended February 1, 1997, basic earnings per share would have been $.41 and diluted earnings per share would have been $.39.

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

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
November 6, 1997