Form 10-Q/A
period 1997-08-02
GENESCO INC
filed 1997-11-12
CIK 18498



                                                                                  [GENESCO LETTERHEAD]
------------------------------------------------------------------------------------------------------------------------
(Mark One)                    FORM 10-Q/A
 [ x ]        Quarterly Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934
                        For Quarter Ended
                           August 2, 1997

 [   ]      Transition Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934

       Securities and Exchange Commission
                   Washington, D.C. 20549
               Commission File No. 1-3083

                                                                --------------------------------------------------------

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

                                                                --------------------------------------------------------


                                                                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                                                                Securities Exchange Act of 1934 during the preceding 12
                                                                months (or such shorter period that the registrant was
                                                                required to file such reports with the commission) and (2) has has been subject to such filing requirements for the
                                                                past 90 days.  Yes  x   No
                                                                                   ---     ---







--------------------------------------------------------
Common Shares Outstanding September 5, 1997 - 25,666,437

INDEX

---------------------------------------------------------------------------------------------------------------------
                                                                                                                 PAGE
---------------------------------------------------------------------------------------------------------------------
*  Part 1 - Financial Information                                                                                   3
---------------------------------------------------------------------------------------------------------------------
   Consolidated Balance Sheet - August 2, 1997, February 1, 1997 and
      August 3, 1996                                                                                                3
---------------------------------------------------------------------------------------------------------------------
   Consolidated Earnings - Three Months Ended and Six Months Ended August 2, 1997
      and Three Months Ended and Six Months Ended August 3, 1996                                                    4
---------------------------------------------------------------------------------------------------------------------
   Consolidated Cash Flows - Three Months Ended and Six Months Ended August 2, 1997
      and Three Months Ended and Six Months Ended August 3, 1996                                                    5
---------------------------------------------------------------------------------------------------------------------
   Consolidated Shareholders' Equity - Year Ended
      February 1, 1997 and Six Months Ended August 2, 1997                                                          6
---------------------------------------------------------------------------------------------------------------------
   Notes to Consolidated Financial Statements                                                                       7
---------------------------------------------------------------------------------------------------------------------
   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                                        16
---------------------------------------------------------------------------------------------------------------------
** Part II - Other Information                                                                                     26
---------------------------------------------------------------------------------------------------------------------
   Signature                                                                                                       28
---------------------------------------------------------------------------------------------------------------------

    *Part 1 has been amended and restated in its entirety.
   **These items have not been amended and are included herein for convenience of reference only.

                         PART I - FINANCIAL INFORMATION

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Balance Sheet
                          In Thousands


------------------------------------------------------------------------------------------------------------------------
                                                                AUGUST 2,              FEBRUARY 1,            AUGUST 3,
                                                                     1997                     1997                 1996
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                $   17,624               $  43,375             $  30,560
Accounts receivable                                                31,738                  34,389                35,389
Inventories                                                       123,466                  95,884                94,456
Other current assets                                                3,817                   4,509                 3,697
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                              176,645                 178,157               164,102
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                           41,378                  34,471                30,285
Other noncurrent assets                                             9,483                   9,026                12,102
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $  227,506               $ 221,654             $ 206,489
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued liabilities                       $   54,767               $  65,331             $  48,679
Current payments on capital leases                                    479                     768                   968
Provision for discontinued operations                               3,580                   3,263                 3,894
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          58,826                  69,362                53,541
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     75,000                  75,000                75,000
Capital leases                                                         82                     717                 1,063
Other long-term liabilities                                        12,239                  11,172                26,887
Provision for discontinued operations                              10,784                  11,613                12,470
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 156,931                 167,864               168,961
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 7)                                    -                       -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,938                   7,944                 7,962
  Common shareholders' equity:
     Par value of issued shares                                    26,141                  25,195                25,000
     Additional paid-in capital                                   132,145                 122,615               122,139
     Accumulated deficit                                          (77,792)                (84,107)              (91,472)
     Minimum pension liability adjustment                             -0-                     -0-                (8,244)
     Treasury shares, at cost                                     (17,857)                (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                         70,575                  53,790                37,528
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  227,506               $ 221,654             $ 206,489
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Earnings
                          In Thousand

----------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ---------------------------          -------------------------
                                                        AUGUST 2,         AUGUST 3,          AUGUST 2,       AUGUST 3,
                                                             1997              1996               1997            1996
----------------------------------------------------------------------------------------------------------------------

Net sales                                                $120,024         $102,955           $234,209         $203,174
Cost of sales                                              70,896           62,142            137,209          121,773
Selling and administrative expenses                        43,108           36,389             86,539           74,195
Restructuring income and other charges, net                  (275)             -0-               (275)             -0-
----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                                6,295            4,424             10,736            7,206
----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                         2,528            2,541              5,073            5,173
   Interest income                                           (361)            (432)              (777)            (862)
   Other expense (income)                                     (49)              64                 64              143
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                          2,118            2,173              4,360            4,454
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes
   and discontinued operations                              4,177            2,251              6,376            2,752
Income taxes (benefit)                                         44               28                 61             (437)
----------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations                     4,133            2,223              6,315            3,189
Discontinued operations                                       -0-             (150)               -0-             (150)
----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                             $  4,133         $  2,073           $  6,315         $  3,039
======================================================================================================================
Earnings per share:
   Earnings before discontinued operations               $    .15         $    .08           $    .23         $    .12
   Discontinued operations                               $    .00         $    .00           $    .00         $   (.01)
   Net earnings                                          $    .15         $    .08           $    .23         $    .11
======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Cash Flows
                          In Thousands


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       -----------------------      ------------------------
                                                                       AUGUST 2,     AUGUST 3,       AUGUST 2,     AUGUST 3,
                                                                            1997          1996            1997          1996
-------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                           $  4,133     $  2,073        $   6,315    $    3,039
Noncash charges to earnings:
   Depreciation and amortization                                          2,279        1,909            4,430         3,757
   Provision for deferred income taxes                                     (687)         -0-             (687)          -0-
   Provision for losses on accounts receivable                               46          607            1,051         1,601
   Impairment of long-lived assets and other charges                        831          -0-              831           -0-
   Restructuring charge (credit)                                         (1,106)         -0-           (1,106)          -0-
   Provision for discontinued operations                                    -0-          150              -0-           150
   Other                                                                    416          166              638           435
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                                 3,027       (3,276)           1,600        (4,855)
      Inventories                                                       (15,275)      (7,838)         (27,582)       (9,527)
      Other current assets                                                  509           91              692           620
      Accounts payable and accrued liabilities                            3,057        5,877           (2,485)        4,839
      Other assets and liabilities                                         (134)         284               97           759
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                (2,904)          43          (16,206)          818
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                  (6,853)      (3,554)         (12,537)       (5,738)
   Proceeds from asset sales                                                114            8              192            40
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (6,739)      (3,546)         (12,345)       (5,698)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                              (164)        (320)            (924)         (675)
   Exercise of stock options and related income tax benefits              1,010          380            3,724           569
   Other                                                                    -0-          -0-              -0-            (4)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         846           60            2,800          (110)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                            (8,797)      (3,443)         (25,751)       (4,990)
Cash and short-term investments at
   beginning of period                                                   26,421       34,003           43,375        35,550
-------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                       $ 17,624     $ 30,560        $  17,624    $   30,560
===============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                            $  4,123     $  4,646        $   8,560    $    8,852
   Income taxes                                                              75            8               83          (471)
===============================================================================================================================

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
                                          PREFERRED       COMMON     PAID-IN     ACCUMULATED    TREASURY       LIABILITY    HOLDERS'
                                            STOCK          STOCK     CAPITAL       DEFICIT       STOCK         ADJUSTMENT   EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 1996                  $   7,958    $  24,844   $ 121,715      $  (94,511)  $ (17,857)     $  (8,244)  $  33,905
===================================================================================================================================
Exercise of options                             -0-          187         455             -0-         -0-            -0-         642
Issue shares - Employee Stock Purchase Plan     -0-          161         399             -0-         -0-            -0-         560
Net earnings                                    -0-          -0-         -0-          10,404         -0-            -0-      10,404
Minimum pension liability adjustment            -0-          -0-         -0-             -0-         -0-          8,244       8,244
Other                                           (14)           3          46             -0-         -0-            -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                  $   7,944    $  25,195   $ 122,615      $  (84,107)  $ (17,857)     $     -0-   $  53,790
===================================================================================================================================
Net earnings                                    -0-          -0-         -0-           6,315         -0-            -0-       6,315
Exercise of options                             -0-          405       2,632             -0-         -0-            -0-       3,037
Issue shares - litigation settlement            -0-          525       6,175             -0-         -0-            -0-       6,700
Tax effect of exercise of stock options         -0-          -0-         687             -0-         -0-            -0-         687
Other                                            (6)          16          36             -0-         -0-            -0-          46
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AUGUST 2, 1997                    $   7,938    $  26,141   $ 132,145      $  (77,792)  $ (17,857)     $     -0-   $  70,575
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

FINANCIAL STATEMENT RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years data to the current presentation.

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at February 1, 1997 and August 2, 1997, are short-term investments of $38.1 million and $8.5 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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


NOTE 3
ACCOUNTS RECEIVABLE

-------------------------------------------------------------------------------------------------------------------
                                                                                  AUGUST 2,             FEBRUARY 1,
IN THOUSANDS                                                                        1997                    1997
-------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                      $  34,008                   $ 32,721
Miscellaneous receivables                                                          4,065                      6,960
-------------------------------------------------------------------------------------------------------------------
Total receivables                                                                 38,073                     39,681
Allowance for bad debts                                                           (3,899)                    (3,353)
Other allowances                                                                  (2,436)                    (1,939)
-------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                        $  31,738                   $ 34,389
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
==============================================================================================================================

RESTRUCTURING RESERVES

------------------------------------------------------------------------------------------------------------------------------
                                                            EMPLOYEE             FACILITY
                                                            RELATED              SHUTDOWN
IN THOUSANDS                                                COSTS                  COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $   672                $1,637           $   369             $ 2,678
Charges and adjustments, net                                  (487)                 (732)             (349)             (1,568)
------------------------------------------------------------------------------------------------------------------------------
Balance August 2, 1997                                         185                   905                20               1,110
Current portion (included in accounts
   payable and accrued liabilities)                            185                   815                20               1,020
------------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $   -0-                $   90           $   -0-             $    90
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

The Company initially accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. After discussions with the staff of the Securities and Exchange Commission regarding this accounting treatment, the Company has revised its Consolidated Financial Statements at and for the fiscal year ended February 1, 1997 and for the quarters ended May 3, 1997 and August 2, 1997 to reflect a net expense in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997 and May 3, 1997 equal to the $6.7 million market value of the shares issued in the settlement. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997 and May 3, 1997. The liability was satisfied by the issuance of the shares and by the insurance carrier's payment on June 13, 1997.

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


NOTE 8
FINANCIAL RESTATEMENT

The beginning accumulated deficit at February 1, 1997 was restated for the $6.7 million litigation settlement more fully described under Preferred Shareholder Action in Note 7. There was no impact on the Company's second quarter earnings or net cash flow.

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

Footwear Retail

                                                                    Three Months Ended
                                                                --------------------------
                                                                  Aug. 2,        Aug. 3,            %
                                                                   1997           1996           Change
                                                                -----------    -----------       ------
                                                                     (In Thousands)

      Net Sales...............................................  $  79,918      $  61,847          29.2%
      Operating Income........................................  $   7,498      $   4,244          76.7%
      Operating Margin........................................        9.4%           6.9%

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

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Management's Discussion and Analysis
                        of Financial Condition and Results of Operations


The Company's comparable store sales and store count at the end of the second quarter were as follows:

                                                                                       Store Count
                                                                                       -----------
                                                                                     Aug. 2,      Aug. 3,
                                                                   Comp Sales         1997         1996
                                                                   ----------        -------      --------
         Jarman Retail                                                +3%              147          139
         Jarman Lease                                                 +9%               85           81
         Journeys                                                    +21%              160          100
         Johnston & Murphy (including factory stores)                +15%              123          115
         Other Outlet Stores                                         +14%               41           40
                                                                                      ----         ----
         Total Retail                                                +13%              556          475
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

Footwear Wholesale & Manufacturing

                                                                   Three Months Ended
                                                              ----------------------------
                                                                 Aug. 2,        Aug. 3,             %
                                                                  1997            1996            Change
                                                              ------------    ------------       --------
                                                                      (In Thousands)

      Net Sales...........................................    $    40,106       $  41,108           (2.4)%
      Operating Income....................................    $     1,428       $   2,299          (37.9)%
      Operating Margin....................................            3.6%            5.6%


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

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales for the six months ended August 2, 1997 increased 15.3% from the previous year. Total gross margin for the six months increased 19.2% and increased as a percentage of net sales from 40.1% to 41.4%. Selling and administrative expenses increased 16.6% and increased as a percentage of net sales from 36.5% to 36.9%. Pretax earnings for the six months ended August 2, 1997 were $6.4 million, compared to pretax earnings of $2.8 million for the six months ended August 3, 1996. Pretax earnings for the six months ended August 2, 1997 included a net restructuring gain of $0.3 million. The Company reported net earnings of $6.3 million ($0.23 per share) for the six months ended August 2, 1997 compared to net earnings of $3.0 million ($0.11 per share) for the six months ended August 3, 1996, which included a tax credit of $437,000.

                 GENESCO INC.
                 AND CONSOLIDATED SUBSIDIARIES
                 Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Footwear Retail

                                                                       Six Months Ended
                                                                 --------------------------
                                                                    Aug. 2,        Aug. 3,       %
                                                                     1997           1996        Change
                                                                 -----------    -----------     ------
                                                                        (In Thousands)
      Net Sales...............................................   $ 149,942       $ 120,882       24.0%
      Operating Income........................................   $  13,256       $   7,428       78.5%
      Operating Margin........................................         8.8%            6.1%

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

The Company's comparable store sales and store count at the end of the six months were as follows:

                                                                                      Store Count
                                                                                 ----------------------
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

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.


                                                                                             Aug. 2,    Aug. 3,
                                                                                              1997        1996
                                                                                            --------    --------
Cash and short-term investments.............................................................$  17.6     $   30.6
Working capital.............................................................................$ 117.8     $  110.6
Long-term debt..............................................................................$  75.0     $   75.0
Current ratio...............................................................................    3.0x         3.1x


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

As reflected in the Consolidated Cash Flows Statement, accounts receivable at August 2, 1997 decreased $1.6 million compared to February 1, 1997 primarily due to proceeds from a litigation settlement. Excluding the litigation settlement, accounts receivable at August 2, 1997 increased $2.4 million compared to February 1, 1997 primarily due to increased sales of men's branded footwear. Accounts receivable at August 2, 1997 were $3.7 million less than at August 3, 1996, primarily reflecting improved accounts receivable turn and lower wholesale sales in the second quarter.

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at August 2, 1997 and August 3, 1996 is as follows:

                                                                                     Six Months Ended
                                                                               -----------------------------
                                                                                Aug. 2,              Aug. 3,
   (In Thousands)                                                                 1997                1996
                                                                               ----------           --------
   Accounts payable                                                            $   7,836            $ 11,586
   Accrued liabilities                                                           (10,321)             (6,747)
                                                                               ---------            --------
                                                                               $  (2,485)           $  4,839
                                                                               =========            ========

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was due primarily to payment of litigation settlement, bonuses and interest payments on the Company's long-term debt.

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

                 GENESCO INC.
                 AND CONSOLIDATED SUBSIDIARIES
                 Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Year 2000
The Company has developed a strategy and is currently in the process of developing and implementing a detailed plan to modify its computer software and databases to prevent problems related to the Year 2000. As part of the process, the Company expects to replace some systems, such as the systems described above, and to upgrade others. The Company has not yet fully quantified the costs associated with the modifications, but currently expects the Year 2000 assessment will be complete by the end of the third quarter.

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

The Company initially accounted for the issuance of shares in the settlement, which had a market value of $6.7 million, as a capital transaction in the second quarter, in the same manner that it accounted for the shares originally issued to the plaintiffs in the 1988 exchange and for an award to dissenting shareholders made in 1993 in a Tennessee dissenter's rights proceeding that arose in connection with the 1988 exchange transaction. After discussions with the staff of the Securities and Exchange Commission regarding this accounting treatment, the Company has revised its Consolidated Financial Statements at and for the fiscal year ended February 1, 1997 and for the quarters ended May 3, 1997 and August 2, 1997 to reflect a net expense in the fourth quarter of Fiscal 1997 and a liability at February 1, 1997 and May 3, 1997 equal to the $6.7 million market

                 GENESCO INC.
                 AND CONSOLIDATED SUBSIDIARIES
                 Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

value of the shares issued in the settlement. In addition, the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier was reflected as a liability and a receivable at February 1, 1997 and May 3, 1997. The liability was satisfied by the issuance of the shares and by the insurance carrier's payment on June 13, 1997.

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

                           PART II - OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At August 2, 1997 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                                          ARREARAGE
                                                                  --------------------------------------------
                                    DATE DIVIDENDS                  BEGINNING             THIS          END OF
CLASS OF STOCK                      PAID TO                        OF QUARTER          QUARTER         QUARTER
--------------------------------------------------------------------------------------------------------------
$2.30 Series 1                      October 31, 1993              $   298,880          $21,349     $   320,229
$4.75 Series 3                      October 31, 1993                  323,672           21,338         345,010
$4.75 Series 4                      October 31, 1993                  272,850           19,489         292,339
$1.50 Subordinated Cumulative
   Preferred                        October 31, 1993                  157,589           11,257         168,846
--------------------------------------------------------------------------------------------------------------
TOTALS                                                            $ 1,052,991          $73,433     $ 1,126,424
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