Form 10-Q
period 1997-11-01
GENESCO INC
filed 1997-12-16
CIK 18498

--------------------------------------------------------------------------------

                             FORM 10-Q

(Mark One)
  [X]        Quarterly Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934
                        For Quarter Ended
                         November 1, 1997

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


-------------------------------------------------------
Common Shares Outstanding December 5, 1997 - 25,770,895

INDEX
--------------------------------------------------------------------------------

                                                                                                             PAGE
------------------------------------------------------------------------------------------------------------------


Part 1 - Financial Information                                                                                   3
------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - November 1, 1997, February 1, 1997 and November 2, 1996                             3
------------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Nine Months Ended November 1, 1997
   and Three Months Ended and Nine Months Ended November 2, 1996                                                 4
------------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Nine Months Ended November 1, 1997
   and Three Months Ended and Nine Months Ended November 2, 1996                                                 5
------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended February 1, 1997 and Nine Months Ended November 1, 1997           6
------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                       7
------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations                           15
------------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                     26
------------------------------------------------------------------------------------------------------------------
Signature                                                                                                       27
------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands

                                                              NOVEMBER 1,             FEBRUARY 1,           NOVEMBER 2,
                                                                     1997                    1997                  1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash and short-term investments                                $   13,167              $   43,375            $   25,182
Accounts receivable                                                41,612                  34,389                40,635
Inventories                                                       128,641                  95,884               103,620
Other current assets                                                4,590                   4,509                 4,130
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                              188,010                 178,157               173,567
-----------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                           44,022                  34,471                31,909
Other noncurrent assets                                             8,349                   9,026                11,988
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 240,381               $ 221,654             $ 217,464
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES

Accounts payable and accrued liabilities                       $   58,092               $  65,331              $ 57,004
Current payments on capital leases                                    355                     768                   839
Provision for discontinued operations                               2,995                   3,263                 3,696
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          61,442                  69,362                61,539
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     75,000                  75,000                75,000
Capital leases                                                         50                     717                   899
Other long-term liabilities                                        12,394                  11,172                23,931
Provision for discontinued operations                              10,886                  11,613                12,084
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 159,772                 167,864               173,453
-----------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 7)                                     -                       -                     -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,938                   7,944                 7,963
  Common shareholders' equity:
     Par value of issued shares                                    26,243                  25,195                25,167
     Additional paid-in capital                                   132,724                 122,615               122,551
     Accumulated deficit                                          (68,439)                (84,107)              (85,569)
     Minimum pension liability adjustment                             -0-                     -0-                (8,244)
     Treasury shares, at cost                                     (17,857)                (17,857)              (17,857)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                         80,609                  53,790                44,011
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 240,381               $ 221,654             $ 217,464
=======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  In Thousands

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      -----------------------------       ----------------------------
                                                      NOVEMBER 1,       NOVEMBER 2,       NOVEMBER 1,      NOVEMBER 2,
                                                             1997              1996              1997             1996
----------------------------------------------------------------------------------------------------------------------

Net sales                                                $147,046          $124,109          $381,255         $327,283
Cost of sales                                              86,387            72,921           223,596          194,694
Selling and administrative expenses                        48,361            41,120           134,900          115,315
Restructuring income and other charges, net                   -0-             1,693              (275)           1,693
----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                               12,298             8,375            23,034           15,581
----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                         2,541             2,556             7,614            7,729
   Interest income                                           (160)             (264)             (937)          (1,126)
   Other expense (income)                                     340                90               404              233
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                          2,721             2,382             7,081            6,836
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes,
   discontinued operations and
   extraordinary loss                                       9,577             5,993            15,953            8,745
Income taxes (benefit)                                         55                90               116             (347)
----------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations
   and extraordinary loss                                   9,522             5,903            15,837            9,092
Discontinued operations                                       -0-               -0-               -0-             (150)
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                          9,522             5,903            15,837            8,942
Extraordinary loss from
   early retirement of debt                                  (169)              -0-              (169)             -0-
----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                             $  9,353          $  5,903          $ 15,668         $  8,942
======================================================================================================================
Earnings per share:

   Earnings before discontinued operations
      and extraordinary loss                             $    .35          $    .23          $    .58         $    .35
   Discontinued operations                               $    .00          $    .00          $    .00         $   (.01)
   Extraordinary loss                                    $   (.01)         $    .00          $   (.01)        $    .00
   Net earnings                                          $    .34          $    .23          $    .57         $    .34
======================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands

                                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 ----------------------------       ----------------------------
                                                                 NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,      NOVEMBER 2,
                                                                        1997             1996              1997             1996
--------------------------------------------------------------------------------------------------------------------------------

OPERATIONS:
Net earnings                                                      $    9,353       $    5,903       $    15,668       $    8,942
Noncash charges to earnings:
   Depreciation and amortization                                       2,217            1,946             6,647            5,703
   Provision for deferred income taxes                                   -0-              -0-              (687)             -0-
   Provision for losses on accounts receivable                            63              373             1,114            1,974
   Impairment of long-lived assets and other charges                     -0-              -0-               831              -0-
   Loss on retirement of debt                                            169              -0-               169              -0-
   Restructuring charge (credit)                                         -0-            1,693            (1,106)           1,693
   Provision for discontinued operations                                 -0-              -0-               -0-              150
   Other                                                                 286              214               924              649
Effect on cash of changes in working capital and other
   assets and liabilities:
      Accounts receivable                                             (5,937)          (5,619)           (8,337)         (10,474)
      Inventories                                                     (5,175)          (9,163)          (32,757)         (18,690)
      Other current assets                                              (773)            (433)              (81)             187
      Accounts payable and accrued liabilities                        (1,261)           6,926               254           11,765
      Other assets and liabilities                                       278           (3,320)              375           (2,561)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operations                                             (780)          (1,480)          (16,986)            (662)
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                               (5,066)          (4,174)          (17,603)          (9,912)
   Proceeds from asset sales                                               1               (1)              193               39
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (5,065)          (4,175)          (17,410)          (9,873)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                           (156)            (293)           (1,080)            (968)
   Exercise of stock options and related income tax benefits             654              570             4,378            1,139
   Other                                                                 890              -0-               890               (4)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              1,388              277             4,188              167
--------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                         (4,457)          (5,378)          (30,208)         (10,368)
Cash and short-term investments at
   beginning of period                                                17,624           30,560            43,375           35,550
--------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                    $ 13,167        $  25,182         $  13,167        $  25,182
================================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                         $    534        $     324         $   9,094        $   9,176
   Income taxes                                                           22                4               105             (467)
================================================================================================================================

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
                                          PREFERRED       COMMON     PAID-IN     ACCUMULATED    TREASURY      LIABILITY    HOLDERS'
                                              STOCK        STOCK     CAPITAL         DEFICIT       STOCK     ADJUSTMENT      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 1996                  $   7,958    $  24,844   $ 121,715      $  (94,511)  $ (17,857)     $  (8,244)  $  33,905
===================================================================================================================================
Exercise of options                             -0-          187         455             -0-         -0-            -0-         642
Issue shares - Employee Stock Purchase Plan     -0-          161         399             -0-         -0-            -0-         560
Net earnings                                    -0-          -0-         -0-          10,404         -0-            -0-      10,404
Minimum pension liability adjustment            -0-          -0-         -0-             -0-         -0-          8,244       8,244
Other                                           (14)           3          46             -0-         -0-            -0-          35
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                  $   7,944    $  25,195   $ 122,615      $  (84,107)  $ (17,857)     $     -0-   $  53,790
===================================================================================================================================
Net earnings                                    -0-          -0-         -0-          15,668         -0-            -0-      15,668
Exercise of options                             -0-          437       2,689             -0-         -0-            -0-       3,126
Issue shares - litigation settlement            -0-          525       6,175             -0-         -0-            -0-       6,700
Tax effect of exercise of stock options         -0-          -0-         687             -0-         -0-            -0-         687
Issue shares - Employee Stock Purchase Plan     -0-          -0-         496             -0-         -0-            -0-         496
Other                                            (6)          86          62             -0-         -0-            -0-         142
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE NOVEMBER 1, 1997                  $   7,938    $  26,243   $ 132,724      $   68,439   $ (17,857)     $     -0-   $  80,609
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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at February 1, 1997 and November 1, 1997, are short-term investments of $38.1 million and $ 7.7 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At February 1, 1997 and November 1, 1997, the Company had approximately $18.8 million and $11.5 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 2

RESTRUCTURING GAIN, ASSET IMPAIRMENT AND OTHER CHARGES
--------------------------------------------------------------------------------
During the second quarter of Fiscal 1998 the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring") and relates primarily to the selling of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established.

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

NOTE 3

ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

                                                                             NOVEMBER 1,                FEBRUARY 1,
IN THOUSANDS                                                                        1997                       1997
-------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                       $ 43,736                   $ 32,721
Miscellaneous receivables                                                          4,602                      6,960
-------------------------------------------------------------------------------------------------------------------
Total receivables                                                                 48,338                     39,681
Allowance for bad debts                                                           (3,959)                    (3,353)
Other allowances                                                                  (2,767)                    (1,939)
-------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                         $ 41,612                   $ 34,389
===================================================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 7% of the Company's trade receivables balance as of November 1, 1997.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 4

INVENTORIES

--------------------------------------------------------------------------------------------------------------
                                                                             NOVEMBER 1,           FEBRUARY 1,
IN THOUSANDS                                                                        1997                  1997
--------------------------------------------------------------------------------------------------------------
Raw materials                                                                 $    7,219            $    8,870
Work in process                                                                    2,845                 3,333
Finished goods                                                                    32,471                29,270
Retail merchandise                                                                86,106                54,411
--------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                             $  128,641             $  95,884
==============================================================================================================


NOTE 5

PLANT, EQUIPMENT AND CAPITAL LEASES, NET

--------------------------------------------------------------------------------------------------------------
                                                                             NOVEMBER 1,           FEBRUARY 1,
IN THOUSANDS                                                                        1997                  1997
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                      $       277           $       241
   Buildings and building equipment                                                2,546                 2,552
   Machinery, furniture and fixtures                                              38,627                37,522
   Construction in progress                                                        4,694                 3,130
   Improvements to leased property                                                49,526                42,734
Capital leases:
   Land                                                                              -0-                    60
   Buildings                                                                       1,191                 1,904
   Machinery, furniture and fixtures                                               6,745                 7,285
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                     103,606                95,428
Accumulated depreciation and amortization:
   Plant and equipment                                                           (52,487)              (53,241)
   Capital leases                                                                 (7,097)               (7,716)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                       $   44,022             $  34,471
==============================================================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 6

PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                   $13,356              $    -0-          $  1,520             $14,876
Charges and adjustments, net                                  (875)                  -0-              (120)               (995)
------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1997                                    12,481                   -0-             1,400              13,881
Current portion                                              1,785                   -0-             1,210               2,995
------------------------------------------------------------------------------------------------------------------------------
Total Noncurrent Provision For
  Discontinued Operations                                  $10,696              $    -0-          $    190             $10,886
==============================================================================================================================

RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE              FACILITY
                                                           RELATED              SHUTDOWN
IN THOUSANDS                                                 COSTS                 COSTS             OTHER               TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                 $     672              $  1,637          $    369            $  2,678
Charges and adjustments, net                                  (536)                 (800)             (355)             (1,691)
------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1997                                       136                   837                14                 987
Current portion (included in accounts
   payable and accrued liabilities)                            136                   772                14                 922
------------------------------------------------------------------------------------------------------------------------------
Total Noncurrent Restructuring Reserves
   (included in other long-term liabilities)             $     -0-              $     65          $    -0-            $     65
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

The Company has filed answers to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the Gloversville action. However, management does not presently expect the Gloversville action to have a material effect on its financial condition or results of operations.

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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 7

LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

Other Legal Proceedings

On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license and seeking damages of $20 million. The Company filed an answer denying all the material allegations of the plaintiff's complaint. The Company has also filed motions to dismiss the case based upon the plaintiff's inability to demonstrate damages caused by the Company's alleged acts and upon the ruling of another court that the plaintiff's license had been properly terminated prior to the Company's entry into its license. While there can be no assurance of success either on the motions to dismiss or, if the case is not dismissed, at trial, the Company does not presently expect the litigation to have a material effect upon its financial condition or results of operations.

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

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, particularly as it may result in changing buying patterns by customers of the Company's wholesale divisions, the timing and acceptance of products being introduced to the market, international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 7 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses and to deal with changes in markets for the Company's products, including the market for tanned leather used in military footwear. The continuing weakening of the western boot market has caused declining sales in the Company's western boot business and erosion of its retail customer base, leading to the Manufacturing Restructuring, asset impairment and other charges discussed below. The Company is presently reviewing its options for further actions to address the weakness of the western boot business. These include further reductions in manufacturing capacity and other steps designed to reduce costs to a level consistent with lower sales expectations, divestiture or liquidation of the business, a strategic alliance such as joint venture with another western boot marketer or some combination of these options. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may further alter its business strategies during the balance of Fiscal 1998.

SIGNIFICANT DEVELOPMENTS

Revolving Credit Agreement

On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement with two banks that was to expire January 5, 1999 providing for loans or letters of credit. In connection with the cancellation of the old revolving credit agreement, the Company recorded an extraordinary loss of $169,000 ($.01 per share) for the third quarter ended November 1, 1997. See "Liquidity and Capital Resources."

Manufacturing Restructuring

In response to the continued weakening of the western boot market, the Company approved a plan (the "Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee, western boot plant by July 1997, with the elimination of approximately 190 jobs. The plant was closed in April 1997. In connection with the adoption of the plan, the Company recorded a charge to earnings in the third quarter of Fiscal 1997 of $1.7 million, including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs of which the Company has spent $0.7 million through

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

November 1, 1997. After adjustment for the restructuring gain described below, $0.1 million of other costs remains to be spent.

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

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales in the third quarter ended November 1, 1997, increased 18.5% from the previous year. Total gross margin for the quarter increased 18.5% and increased slightly as a percentage of net sales from 41.2% to 41.3%. Selling and administrative expenses increased 17.6% but decreased as a percentage of net sales from 33.1% to 32.9%. Pretax earnings in the third quarter ended November 1, 1997 were $9.6 million, compared to pretax earnings of $6.0 million for the quarter ended November 2, 1996. Pretax earnings for the third quarter ended November 2, 1996 included the $1.7 million manufacturing restructuring charge discussed above. The Company reported net earnings of $9.4 million ($0.34 per share) for the third quarter ended November 1, 1997 compared to net earnings of $5.9 million ($0.23 per share) in the third quarter ended November 2, 1996. Net earnings for the third quarter ended November 1, 1997 included an extraordinary charge of $169,000 ($.01 per share) for the early retirement of debt discussed above.

Footwear Retail

                                                                   Three Months Ended
                                                              --------------------------
                                                                Nov. 1,        Nov. 2,             %
                                                                 1997           1996             Change
                                                              -----------    -----------         ------
                                                                    (In Thousands)

      Net Sales...............................................   $ 91,403    $    71,143          28.5%
      Operating Income........................................   $ 11,063    $     7,055          56.8%
      Operating Margin........................................       12.1%           9.9%

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Primarily due to increases in comparable store sales of approximately 10% and a 18% increase in average retail stores operated, net sales from footwear retail operations increased 28.5% in the quarter ended November 1, 1997 compared to the previous year. The average price per pair decreased 1% while unit sales increased 32% for the third quarter of Fiscal 1998.

The Company's comparable store sales and store count for the third quarter were as follows:

                                                                                        Store Count
                                                                                     -------------------
                                                                                     Nov. 1,      Nov. 2,
                                                                   Comp Sales         1997         1996
                                                                   ----------         ----         ----

         Jarman Retail                                                +8%              154          143
         Jarman Lease                                                 +8%               86           84
         Journeys                                                    +15%              170          109
         Johnston & Murphy (including factory stores)                +10%              125          116
         Other Outlet Stores                                          +3%               41           40
                                                                                      ----         ----
         Total Retail                                                +10%              576          492
                                                                                       ===          ===

The Jarman Lease comparable store increase was aided by a 3% increase in the average square footage due to remodeling.

Gross margin as a percentage of net sales decreased from 49.9% to 49.3%, primarily from changes in product mix to more branded products and increased markdowns to stimulate sales. Operating expenses increased 18.9%, primarily due to the 18% increase in average stores operated, which caused increased rent expense and selling salaries expense. In addition, divisional management expenses increased to support new store growth. Overall operating expenses decreased as a percentage of net sales from 39.9% to 36.9%.

Operating income for the third quarter ended November 1, 1997 was up 56.8% compared to the same period last year due to increased sales and the lower expenses as a percentage of sales.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Footwear Wholesale & Manufacturing

                                                                Three Months Ended
                                                             ----------------------------
                                                                Nov. 1,         Nov. 2,           %
                                                                 1997            1996             Change
                                                             ------------      ----------         ------
                                                               (In Thousands)

      Net Sales.............................................  $    55,643       $ 52,966            5.1%
      Operating Income......................................  $     3,785       $  3,666            3.2%
      Operating Margin......................................          6.8%           6.9%

Net sales from footwear wholesale and manufacturing operations were $2.7 million (5.1%) higher, in the third quarter ended November 1, 1997 than in the same period last year, reflecting primarily increased men's branded footwear sales, which more than offset the continuing trend of decreased sales of western boots, attributable to both lower unit sales and lower prices.

Gross margin in the third quarter ended November 1, 1997 decreased 0.3%, and decreased as a percentage of net sales from 29.6% to 28.1%, primarily from increased markdowns to stimulate sales principally in the Company's boot division.

Operating expenses increased 13.9% and increased as a percentage of net sales from 19.5% to 21.1%, primarily due to higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses, from increased sales and higher royalty rates.

Operating income for the quarter ended November 2, 1996 included a $1.7 million manufacturing restructuring charge. Operating income, excluding the $1.7 million restructuring charge, decreased 29.4% primarily due to the continued weakness in the Company's western boot division.

Corporate and Interest Expenses

Corporate and other expenses in the third quarter ended November 1, 1997 were $2.9 million compared to $2.4 million for the same period last year, an increase of 19%. The increase in corporate expenses is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings.

Interest expense was flat with last year and interest income decreased $104,000 from last year due to decreased short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended November 1, 1997 or November 2, 1996.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales for the nine months ended November 1, 1997 increased 16.5% from the previous year. Total gross margin for the nine months increased 18.9% and increased as a percentage of net sales from 40.5% to 41.4%. Selling and administrative expenses increased 17.0% and increased as a percentage of net sales from 35.2% to 35.4%. Pretax earnings for the nine months ended November 1, 1997 were $16.0 million, compared to pretax earnings of $8.7 million for the nine months ended November 2, 1996. Pretax earnings for the nine months ended November 1, 1997 included a net restructuring gain of $0.3 million. Pretax earnings for the nine months ended November 2, 1996 included a $1.7 million manufacturing restructuring charge. The Company reported net earnings of $15.7 million ($0.57 per share) for the nine months ended November 1, 1997 compared to net earnings of $8.9 million ($0.34 per share) for the nine months ended November 2, 1996, which included a tax credit of $347,000. Net earnings for the nine months ended November 1, 1997 included an extraordinary charge of $169,000 ($.01 per share) for the early retirement of debt.

Footwear Retail

                                                                   Nine Months Ended
                                                               -----------------------
                                                                Nov. 1,        Nov. 2,            %
                                                                  1997           1996           Change
                                                               -----------    ---------         ------
                                                                     (In Thousands)

      Net Sales............................................... $   241,345    $ 192,025          25.7%
      Operating Income........................................ $    24,319    $  14,483          67.9%
      Operating Margin........................................        10.1%         7.5%

Primarily due to increases in comparable store sales of approximately 11% and a 15% increase in average retail stores operated, net sales from footwear retail operations increased 25.7% for the nine months ended November 1, 1997 compared to the previous year. The average price per pair decreased 1% while unit sales increased 27% for the nine months ended November 1, 1997.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The Company's comparable store sales and store count for the nine months were as follows:

                                                                                       Store Count
                                                                                    --------------------
                                                                                    Nov. 1,      Nov. 2,
                                                                   Comp Sales         1997         1996
                                                                   ----------         ----         ----

         Jarman Retail                                                +5%              154          143
         Jarman Lease                                                 +8%               86           84
         Journeys                                                    +18%              170          109
         Johnston & Murphy (including factory stores)                +12%              125          116
         Other Outlet Stores                                          +7%               41           40
                                                                                      ----         ----
         Total Retail                                                +11%              576          492
                                                                                       ===          ===

The Jarman Lease comparable store increase was aided by a 4% increase in the average square footage due to remodeling.

Gross margin as a percentage of net sales remained flat at 49.3%. A change in product mix to more branded non-western boots in the Company's boot outlets created less markdowns as a percentage of sales compared to last year which was offset by increased markdowns in certain other companies in the Company's retail division. Operating expenses increased 18.2%, primarily due to the 15% increase in average stores operated, which caused increased rent expense, selling salaries and advertising expense. In addition, divisional management expenses increased to support new store growth. Overall operating expenses decreased as a percentage of net sales from 41.6% to 39.1%.

Operating income for the nine months ended November 1, 1997 was up 67.9% compared to the same period last year due to increased sales and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                   Nine Months Ended
                                                             ---------------------------
                                                                Nov. 1,         Nov. 2,            %
                                                                 1997            1996            Change
                                                             -----------       ---------         ------
                                                               (In Thousands)

      Net Sales.............................................. $  139,910       $ 135,258            3.4%
      Operating Income....................................... $    6,366       $   7,457          (14.6)%
      Operating Margin.......................................        4.6%           5.5%

Net sales from footwear wholesale and manufacturing operations were $4.7 million (3.4%) higher, for the nine months ended November 1, 1997 than in the same period last year, reflecting primarily increased men's branded footwear sales, which more than offset lower tanned leather sales and the

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to Department of Defense delays in awarding military footwear contracts and lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The increase in branded sales included sales of new products introduced by the Company's Nautica division.

Gross margin for the nine months ended November 1, 1997 increased 1.6%, but decreased as a percentage of net sales from 28.1% to 27.6%, primarily from increased markdowns in the Company's boot division.

Operating expenses increased 12.3% and increased as a percentage of net sales from 21.3% to 23.1%, primarily due to higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses, from increased sales and higher royalty rates.

Operating income for the nine months ended November 1, 1997 included a $0.3 million restructuring gain and the nine months ended November 2, 1996 included a $1.7 million manufacturing restructuring charge. Excluding the above charges, operating income decreased 33.4% primarily due to the impact of lower sales of western boots, lower earnings in the Company's tanned leather business due to Department of Defense delays in awarding military boot contracts, resulting in delays in orders and lower orders from the division's customers and the increase in operating expenses.

Corporate and Interest Expenses

Corporate and other expenses for the nine months ended November 1, 1997 were $8.1 million compared to $6.6 million for the same period last year, an increase of 22%. The increase in corporate expenses is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings.

Interest expense decreased $115,000, or 1% from last year, and interest income decreased $189,000 from last year due to decreased short-term investments. There were no borrowings under the Company's revolving credit facility during the nine months ended November 1, 1997 or November 2, 1996.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated. All dollar amounts are in millions.

                                                                                             Nov. 1,     Nov. 2,
                                                                                              1997        1996
                                                                                              ----        ----

Cash and short-term investments...........................................................  $  13.2    $   25.2
Working capital...........................................................................  $ 126.6    $  112.0
Long-term debt............................................................................  $  75.0    $   75.0
Current ratio.............................................................................      3.1x        2.8x


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash used by operating activities was $17.0 million in the first nine months of Fiscal 1998 compared to $662,000 used by operating activities last year. The $16.3 million reduction in cash flow from operating activities between the first nine months of Fiscal 1998 and the first nine months of Fiscal 1997 reflects primarily the additional working capital needed to support new store growth. The Company has added a net of 72 stores for the first nine months ended November 1, 1997 compared to a net of 29 stores for the same period last year.

A $32.8 million increase in inventories from February 1, 1997 levels reflected in the Consolidated Cash Flows Statement reflects planned seasonal increases and increases in retail inventory to support the net increase of 72 stores from February 1, 1997. In addition, there were increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and reflecting lower than anticipated sales in certain product styles. The $25.0 million increase in inventories compared with November 2, 1996 reflects a 33% increase in retail inventories and a 10% increase in wholesale inventories. The retail inventory increase is primarily caused by a net increase of 84 stores from November 2, 1996 and resulting 19% increase in square footage and inventory needed to support the 11% increase in same store sales. The increase wholesale inventories reflects the anticipation of higher sales of certain footwear products and lower than anticipated sales in certain product styles.

As reflected in the Consolidated Cash Flows Statement, accounts receivable at November 1, 1997 increased $8.3 million compared to February 1, 1997. Excluding a $4.0 million litigation settlement, accounts receivable at November 1, 1997 increased $12.3 million primarily due to seasonal increases as well as increased sales of men's branded footwear. Accounts receivable at November 1, 1997 were $1.0 million more than at November 2, 1996, primarily reflecting higher wholesale sales in the third quarter which was partially offset by improved accounts receivable turn.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Cash provided (or used) due to changes in accounts payable and accrued liabilities in the Consolidated Cash Flows Statement at November 1, 1997 and November 2, 1996 is as follows:

                                                                                      Nine Months Ended
                                                                                ----------------------------
                                                                                 Nov. 1,            Nov. 2,
   (In Thousands)                                                                 1997               1996
                                                                                --------           --------
   Accounts payable                                                             $  6,794             $14,181
   Accrued liabilities                                                            (6,540)             (2,416)
                                                                                --------             -------
                                                                                $    254             $11,765
                                                                                ========             =======

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was due primarily to payment of litigation settlement, bonuses and interest payments on the Company's long-term debt.

There were no revolving credit borrowings during the nine months ended November 1, 1997 and November 2, 1996, as cash on hand funded working capital requirements and capital expenditures. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement expires September 24, 2002.

Capital Expenditures

Total capital expenditures in Fiscal 1998 are expected to be approximately $26.3 million. These include expected retail expenditures of $18.4 million to open approximately 98 new retail stores and to complete 60 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $7.9 million including approximately $4.4 million for new systems to improve customer service and support the Company's growth. During the nine months ended November 1, 1997 the Company had $17.6 million in capital expenditures which included opening 84 new stores and completing 34 major renovations.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems will be Year 2000 compliant. The Company will utilize both internal and external resources to reprogram,

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


or replace, and test the software for Year 2000 modifications. The Company currently has 62 percent of its estimated resources committed and expects to have the remaining resources committed in the second quarter of fiscal 1999. The Company plans to complete the Year 2000 project not later than July 31, 1999. The total cost of the Year 2000 project for fiscal years 1998 through 2000, including the concurrent upgrade of most of the Company's major operating systems is estimated at $22 million and is being funded through operating cash flows. Of the total project cost, approximately $14 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8 million, will be expensed as incurred over 3 years, including a projected $2 million for fiscal 1998.

The Company has developed plans for formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The communications will begin no later than the first quarter of fiscal 1999 and the Company anticipates completion in the second half of fiscal 1999. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1998, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $3.8 million of costs associated with the 1994 Restructuring, 1995 Restructuring and the Manufacturing Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and from cash generated from operations.

There were $8.6 million of letters of credit outstanding under the Company's revolving credit agreement at November 1, 1997, leaving availability under the revolving credit agreement of $56.4 million.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At November 1, 1997, that pool was in a $72.0 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000. The Company currently has dividend arrearages in the amount of $1.2 million and is unable to predict when dividends may be reinstated.

Changes in Accounting Principles

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the third quarter ended November 1, 1997, basic earnings per share would have been $.36 and diluted earnings per share would have been $.34 per share in accordance with SFAS No. 128. For the nine months ended November 1, 1997, basic earnings per share would have been $.61 and diluted earnings per share would have been $.57 per share in accordance with SFAS No.
128. For the year ended February 1, 1997, primary earnings per share were $.39 and fully diluted earnings per share were $.39. Had SFAS No. 128 been in effect for the year ended February 1, 1997, basic earnings per share would have been $.41 and diluted earnings per share would have been $.39.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At November 1, 1997 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:

                                                                                          ARREARAGE
                                                                                    --------------------------
                                    DATE DIVIDENDS                  BEGINNING             THIS          END OF
CLASS OF STOCK                      PAID TO                        OF QUARTER          QUARTER         QUARTER
--------------------------------------------------------------------------------------------------------------
$2.30 Series 1                      October 31, 1993              $   320,229       $   21,349     $   341,578
$4.75 Series 3                      October 31, 1993                  345,010           23,001         368,011
$4.75 Series 4                      October 31, 1993                  292,339           19,489         311,828
$1.50 Subordinated Cumulative
   Preferred                        October 31, 1993                  168,846           11,256         180,102
--------------------------------------------------------------------------------------------------------------
TOTALS                                                             $1,126,424        $  75,095      $1,201,519
==============================================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(10)1. Modified and Restated Loan Agreement dated as of September 24, 1997 among the Company and The First National Bank of Chicago, NationsBank, N.A. and Bank of America, FSB.

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

Genesco Inc.

/s/ James S. Gulmi





James S. Gulmi
Chief Financial Officer
December 16, 1997