Form 10-K405
period 1998-01-31
GENESCO INC
filed 1998-03-31
CIK 18498

------------------------------------------------------------------------------
(Mark One)                  FORM 10-K

                               [X]        Annual Report Pursuant To
                                         Section 13 or 15(d) of the
                                    Securities Exchange Act of 1934
                                          For the Fiscal Year Ended
                                                   January 31, 1998

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

                                                                                                                 EXCHANGES ON WHICH
                                                                       TITLE                                         REGISTERED
                                                                       Common Stock, $1.00 par value            New York and Chicago
                                                                       Preferred Share Purchase Rights          New York and Chicago
                                                                       10 3/8% Senior Notes due 2003            New York
                                                                       -------------------------------------------------------------
                                                                       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                                                       Subordinated Serial Preferred Stock, Series 1
                                                                       Employees' Subordinated Convertible Preferred Stock
                                                                       -------------------------------------------------------------
                                                                       Indicate by check mark if disclosure of delinquent filers
                                                                       pursuant to Item 405 of Regulation S-K is not contained
                                                                       herein, and will not be contained, to the best of
                                                                       registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
                                                                       Form 10-K or any amendment to this Form 10-K. [X]
                                                                       -------------------------------------------------------------
                                                                       DOCUMENTS INCORPORATED BY REFERENCE
                                                                       Portions of the proxy statement for the June 17, 1998
                                                                       annual meeting of shareholders are incorporated into
                                                                       Part III by reference.
                                                                       -------------------------------------------------------------
                                                                       Indicate by check mark whether the registrant (1)
                                                                       has filed all reports required to be filed by Section 13
                                                                       or 15(d) of the Securities Exchange Act of 1934
                                                                       during the preceding 12 months and (2) has been
                                                                       subject to such filing requirements for the past 90
                                                                       days. Yes   X    No
                                                                                 -----     -----

-----------------------------------------------------------
Common Shares Outstanding March 20, 1998 - 25,938,388
Aggregate market value on March 20, 1998 of the voting stock held by nonaffiliates of the registrant was approximately $415,000,000.

                                TABLE OF CONTENTS

                                                                                        Page

                                     PART I
Item 1        Business                                                                    3

Item 2        Properties                                                                  9

Item 3        Legal Proceedings                                                           9

Item 4        Submission of Matters to a Vote of Security Holders                        11

                                    PART II

Item 5        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                       14

Item 6        Selected Financial Data                                                    15

Item 7        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 16

Item 8        Financial Statements and Supplementary Data                                29

Item 9        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                  68

                                   PART III

Item 10       Directors and Executive Officers of the Registrant                         68

Item 11       Executive Compensation                                                     68

Item 12       Security Ownership of Certain Beneficial Owners and Management             68

Item 13       Certain Relationships and Related Transactions                             71

                                    PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                               72

                                     PART I

ITEM 1, BUSINESS

--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------
Genesco is a leading retailer and wholesaler of branded footwear with net sales for fiscal 1998 of $536.1 million. At January 31, 1998, the Company operated 587 stores and leased footwear departments throughout the United States and Puerto Rico and expects to open approximately 130 new stores and leased departments in fiscal 1999. At January 31, 1998, the Company's retail business operated under six names and formats including: Journeys (176 stores), Johnston & Murphy (127 stores and leased departments), Jarman (242 stores and leased departments), Boot Factory (26 stores), General Shoe Warehouse (12 stores and leased departments) and Nautica Retail (four leased departments). In March 1998 the Company opened its first two stores under the Underground Station format. The Company also designs, sources, markets and distributes footwear at wholesale under its own and licensed brands, including Johnston & Murphy, Nautica, and Dockers, to more than 2,700 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's wholesale operations also include leather tanning and finishing, primarily for sale to military boot manufacturers and other customers.

Genesco operates in one business segment, footwear. References to Fiscal 1994, 1995, 1996 or 1998 are to the Company's fiscal year ended on January 31 of each such year. Reference to Fiscal 1997 refers to the Company's fiscal year ended February 1, 1997. For further information on the Company's business segment, see
Note 19 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Prior to its discontinuation pursuant to the 1995 Restructuring (defined below), the Company's business included operations in a men's apparel segment. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million. In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant. The Company's actions relating to such charges are expected to be completed in fiscal 1999.

The Company approved a plan, ("the Manufacturing Restructuring"), in the third quarter of fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee western boot plant by July 1997.

In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations in fiscal 1995, the Company's board of directors approved a plan (the "1995 Restructuring") designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

The 1995 Restructuring provided for the following:

1995 Restructuring Charge relating to:

         -        Liquidation of the University Brands children's shoe business,
         -        Sale of the Mitre Sports soccer business, and
         - Facility consolidation costs and permanent work force reductions.

1995 Restructuring Provision relating to:

         - Liquidation of The Greif Companies men's tailored clothing business, and
         - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

The 1995 Restructuring was substantially complete as of January 31, 1996. The divestiture of the University Brands business was completed in February 1995. The liquidation of The Greif Companies was substantially completed in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995.

See Note 2 to the Company's Consolidated Financial Statements and "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the restructurings and the financial effects thereof.

FOOTWEAR
--------------------------------------------------------------------------------

Retail

Pro forma for the Boot Divestiture, Genesco's retail operations accounted for approximately 73% of net sales in fiscal 1998. Operating income attributable to retail operations, excluding restructuring and other nonrecurring charges and before allocating corporate expenses, was $39.7 million in fiscal 1998, with an operating margin of 11.2%. The Company believes its innovative store formats, mix of stable well-known brands, new product introductions, and experienced management team provide a significant competitive advantage.

At January 31, 1998 the Company operated 587 stores and leased departments throughout the United States and Puerto Rico selling footwear for men and women. The following table sets forth certain information concerning the Company's footwear operations:

                                         RETAIL STORES                          LEASED DEPARTMENTS
                             -------------------------------------     ----------------------------------------
                             JANUARY 31,  FEBRUARY 1,  JANUARY 31,     JANUARY 31,   FEBRUARY 1,    JANUARY 31,
                                1996         1997         1998            1996          1997            1998
                             -----------  -----------  -----------     -----------   -----------    -----------
Johnston & Murphy.........       108          110          120              7              9               7
Jarman....................       135          143          158             82             85              84
Journeys..................        93          118          176              -              -               -
Boot Factory..............        29           29           26              -              -               -
General Shoe Warehouse....         7            7            7              2              3               5
Nautica Retail............         -            -            -              -              -               4
                                 ---          ---          ---             --             --             ---
        Total                    372          407          487             91             97             100
                                 ===          ===          ===             ==             ==             ===

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                          FISCAL     FISCAL       FISCAL     FISCAL     FISCAL
                                                           1994       1995         1996       1997       1998
                                                          ------     ------       ------     ------      -----
Retail Stores and Leased Departments
   Beginning of year                                         540        518          498        463        504
     Opened during year                                       26         52           21         55        102
     Closed during year                                      (48)       (72)         (56)       (14)       (19)
                                                             ---        ---          ---        ---        ---
   End of year                                               518        498          463        504        587
                                                             ===        ===          ===        ===        ===

The Company operates its retail stores and leased departments primarily in the following formats:

Journeys. Journeys accounted for 34% of the Company's retail sales in fiscal 1998 and is one of the Company's fastest growing businesses, with 58 net new stores in fiscal 1998 and a comparable store sales increase of 15% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise of other footwear companies across a spectrum of prices including leading brand names such as Dr. Martens, Nike, Airwalk, Skechers, and Timberland. From a base of 93 Journeys stores at the end of fiscal 1996, the Company opened 25 net new Journeys stores in fiscal 1997 and 58 net new stores in fiscal 1998 and plans to open 59 net new Journeys stores in fiscal 1999.

Johnston & Murphy. Johnston & Murphy retail accounted for 22% of the Company's retail sales in fiscal 1998 with comparable store sales up 13% from the prior fiscal year. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men's dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Johnston & Murphy's branded footwear accounted for approximately 74% of Johnston & Murphy's retail sales for fiscal 1998. Retail prices for Johnston & Murphy footwear generally range from $135 to $240. According to Footwear Market Insights, a market research organization in the industry, Johnston & Murphy is the leading brand of men's better dress shoes in such price range. To capitalize upon the trend toward more casual business attire, Johnston & Murphy retail shops have increased their selection of casual and dress casual products, which accounted for 33% of total Johnston & Murphy retail sales in fiscal 1998. In addition, the Johnston & Murphy store prototype has been updated and a national advertising campaign, consistent with the Johnston & Murphy image, has been launched. The Company has been successful in repositioning the brand to appeal to a broader market and estimates it has lowered the average age of the Johnston & Murphy customer by ten years since the initiative was launched. At the end of fiscal 1998, the Company operated 127 Johnston & Murphy stores and leased departments.

Jarman. Jarman accounted for 38% of the Company's retail sales in fiscal 1998 with comparable store sales up 7% from the prior fiscal year. Jarman consists of both stand-alone stores and leased space in larger department stores. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 18-35 age group and sell footwear in the mid-price range ($50 to $100). For fiscal 1998, most of the footwear sold in Jarman stores was branded merchandise of national brands other than the Company's, with the remainder made up of Genesco and private label brands. The product mix at each Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 14 net new Jarman stores and leased departments in fiscal 1998, increasing the total number of stores and leased departments to 242.

Underground Station. In March 1998 the Company opened its first two Underground Station stores in Indianapolis, Indiana and Jersey City, New Jersey. The Company plans to add 25-40 Underground Station stores in fiscal 1999, which additions will consist of new store openings and the conversion of existing Jarman stores. Underground Station targets urban males in the 18-35 age group and is merchandised to address the target customer's preference for footwear that complements lifestyle fashion apparel collections, with brand names including Tommy Hilfiger, Polo, Nautica, Timberland, Mezlan, and NY Lugz. The store format, which suggests an underground radio station, is designed to enhance the presentation of the merchandise. The Underground Station stores are intended to build on the performance of existing urban stores in the Jarman chain, where the Company has successfully employed the merchandising approach of the Underground Station stores.

Boot Factory; General Shoe Warehouse. The Company's 26 Boot Factory outlet stores, which may be sold with the Company's divested western boot business, are located primarily in the southeast and sell a full assortment of branded western, work and outdoor boots. General Shoe Warehouse stores, located primarily in the southeast, sell mainly factory damaged, overrun and close-out footwear products.

Wholesale

Pro forma for the Boot Divestiture, Genesco's wholesale operations accounted for approximately 27% of net sales in fiscal 1998. Pro forma for the Boot Divestiture, the Company's net sales attributable to wholesale operations were $134.9 million in fiscal 1998, an increase of 10.9% from fiscal 1997. Substantially all of the Company's wholesale footwear sales are of Genesco-owned brands for which Genesco has an exclusive footwear license. The Company's wholesale operations also include leather tanning and finishing, primarily for sale to military boot manufacturers.

Johnston & Murphy. In its nearly 150-year history as a high-quality men's footwear label, Johnston & Murphy has come to symbolize superior craftsmanship, quality materials, and classic styling. The Company has taken these brand attributes to the growing casual lifestyle market by expanding the product line to include a wide selection of dress casual and casual styles. The Company has also successfully introduced a line of contemporary, European-influenced dress and dress casual footwear. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold primarily through better department and independent specialty stores.

Nautica Footwear. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992, the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers, and designed to complement Nautica sportswear. In fiscal 1997, the Company introduced a line of Nautica footwear for boys and a line of athletic footwear under the Nautica Competition label. Suggested retail prices of Nautica casual footwear generally range from $30 to $150, suggested retail prices of Nautica boys' footwear generally range from $25 to $65, and suggested retail prices of Nautica Competition athletic footwear generally range from $55 to $75. Nautica footwear is sold in department stores and in specialty footwear stores.

Dockers Footwear. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men's footwear under the Dockers brand name in the United States. The Dockers brand name is one of the most recognized in the men's casual fashion industry The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $49 to $79.

Manufacturing and Sourcing

The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During fiscal 1998, Genesco manufactured footwear in three facilities in the Southeastern United States. Following the Boot Divestiture, the Company's sole domestic footwear manufacturing operation will be the Johnston & Murphy factory in Nashville, Tennessee, where high-end dress shoes with a Goodyear welt construction are manufactured. The Company believes that shoes manufactured in the Johnston & Murphy factory will not account for a significant portion of its unit sales.

During fiscal 1998, the Company conducted leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. The tanned leather products were sold in fiscal 1998 to military boot manufacturers and other customers.

MEN'S APPAREL
--------------------------------------------------------------------------------
On November 3, 1994 the Company's board of directors approved a plan to exit the entire men's apparel segment. See Note 2 to the Consolidated Financial Statements and "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the plan and the financial effects thereof.

COMPETITION
--------------------------------------------------------------------------------
Competition is intense in the footwear industry. The Company's retail footwear competitors range from small, locally owned shoe stores to regional and national department stores, discount stores, and specialty chains. The Company competes with hundreds of footwear wholesale and manufacturing operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company's competitors have certain resources that are not available to the Company. The Company's success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, and customer service. The location and atmosphere of the Company's retail stores is an additional competitive factor for the Company's retail operations. Any failure by the Company to remain competitive with respect to such key factors could have a material adverse effect on the Company's business, financial condition, or results of operations.

TRADEMARKS AND LICENSES
--------------------------------------------------------------------------------
The Company owns its Johnston & Murphy footwear brand. The Nautica and Dockers brand footwear lines, introduced in fiscal 1993, are sold under license agreements. The Nautica license agreement expires on January 31, 2002 with an option to renew through 2007 provided the Company meets minimum sales requirements and subject to other conditions. The Dockers license agreement expires on June 30, 2001. Sales of Nautica and Dockers products were approximately $62 million in fiscal 1998 and approximately $46 million in fiscal 1997. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in fiscal 1998.

RAW MATERIALS
--------------------------------------------------------------------------------
Genesco is not dependent upon any single source of supply for any major raw material. In fiscal 1998 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG
--------------------------------------------------------------------------------
Most of the Company's orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of February 28, 1998, the Company's wholesale operations (including leather tanning operations, but excluding the boot operations that are being divested), which accounted for 27% of net sales in fiscal 1998, had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $29.6 million, compared to approximately $17.2 million on February 28, 1997. The backlog is somewhat seasonal, reaching a peak in spring. Footwear companies maintain in-stock programs for selected anticipated high volume sales.

EMPLOYEES
--------------------------------------------------------------------------------
Genesco had approximately 4,300 employees at January 31, 1998, approximately 4,200 of whom were employed in footwear (approximately 500 in operations being divested in the Boot Divestiture) and 100 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees during peak selling seasons and approximately 1,500 of the Company's employees were part-time at such date. Approximately 83 of the Company's employees are covered by a collective bargaining agreement, which will expire on May 31, 1998.

PROPERTIES
--------------------------------------------------------------------------------
At January 31, 1998 the Company operated 587 stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

Pro forma for the Boot Divestiture, the Company operates three manufacturing facilities (two of which are owned, one of which is leased) and five warehousing facilities (two of which are owned and three of which are leased) aggregating approximately 1,300,000 square feet. The eight facilities are located in Tennessee and Michigan. The Company's executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies 63% of a 295,000 square foot building.

Leases on the Company's plants, offices, and warehouses expire from 2007 to 2018, not including renewal options. The Company believes that all leases (other than long-term leases) of properties that are material to it operations may be renewed on terms not materially less favorable to the Company than existing leases.

ENVIRONMENTAL MATTERS
--------------------------------------------------------------------------------
The Company's manufacturing operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. The Company makes capital expenditures from time to time to stay in compliance with applicable laws and regulations. Several of the facilities owned or operated by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in several administrative and judicial environmental proceedings relating to the Company's former and current facilities. See "Legal Proceedings."

ITEM 2, PROPERTIES
--------------------------------------------------------------------------------
See Item 1.


ITEM 3, LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
New York State Environmental Proceedings
The Company is a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims have been filed against numerous other entities, including the Company, in both actions. These actions arise out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills. The complaints allege that the defendants, together with other contributors to the municipal landfills, are liable under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions required to be taken with respect to the landfills and damages to the natural resources.

In March 1997, the Company accepted an offer to settle the Johnstown action for a payment of $31,350 and is now awaiting entry of an acceptable consent order and dismissal of that action. The Company remains a defendant in the Gloversville action. The environmental authorities have issued decisions selecting plans of remediation with respect to the Gloversville site with a total estimated cost of approximately $10.0 million. The Company has filed answers to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the Gloversville action. However, management does not presently expect the Gloversville action to have a material effect on the Company's financial condition or results of operations.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be approximately $1.6 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for necessary access to the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments have been performed and will serve as a basis for the Company's remedial action plan for the site. Although the Company has not yet completed or submitted a proposed remediation plan to MDEQ and although officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, the Company presently believes that an appropriate remediation plan can be implemented without a material effect on its financial condition or results of operations.

On September 1, 1997, the Muskegon Country Wastewater System ("MCWS") issued a "show cause" order related to potential additional pretreatment requirements for sulfides and iron constituents in Volunteer Tannery's wastewater discharge. MCWS identified the discharge as a primary contributor to reactive sulfide content in the MCWS's residual sludge. The MDEQ indicated that reactive sulfides in the sludge exceed threshold levels for classification as a hazardous substance under the Resource Conservation and Recovery Act. MCWS and the Company believe that the applicable regulations, if correctly interpreted, would not require the classification of the sludge as hazardous and are engaged in discussions with the MDEQ regarding the proper classification of the sludge. The Company presently estimates that if it is required to reduce sulfide content to a level consistent with MDEQ's interpretation, Volunteer Tannery could incur additional operating costs up to $400,000 per year.

On May 28, 1996, a group of industrial users of the MCWS, including the Company, intervened in litigation in the Circuit Court for the County of Muskegon, Michigan, between the City of Whitehall and Muskegon County, relating to issues of MCWS capacity allocation. The Company and certain other plaintiffs also challenged a 1994 MCWS ordinance which, as applied in new discharge permits issued in 1996, had materially reduced the discharge limits applicable to the Volunteer Tannery operations and to the operations of other members of the plaintiff group, resulting in the issuance of notices of violation of the Volunteer Tannery's permit. The Volunteer Tannery has complied with the notices of violation. The costs of such compliance were not material to the Company. In orders issued on June 24 and August 1, 1996, the court enjoined the enforcement by MCWS of the 1994 ordinance and the lower discharge limits in the tannery's permit. Muskegon County has appealed the court's orders, but has withdrawn the wastewater regulations at issue for review. The Company does not presently believe that if the court's orders were reversed on appeal and the regulations enforced as originally drafted, the costs of compliance would be material to its financial condition or results of operations, although the costs and operational burdens of compliance could have an adverse effect of the Volunteer Tannery's operations.

Other Legal Proceedings
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license and seeking damages of $20 million. The Company filed an answer denying all the material allegations of the plaintiff's complaint and does not presently expect the litigation to have a material effect upon its financial condition or results of operations.

On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not expect the action to have a material effect on its financial condition or results of operations.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1998.

EXECUTIVE OFFICERS OF GENESCO
--------------------------------------------------------------------------------
The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualify. The name, age and office of each of the Company's executive officers and certain information relating to the business experience of each are set forth below:

DAVID M. CHAMBERLAIN, 54, Chairman. Mr. Chamberlain was elected chairman as of February 1, 1995. He served as president from October 1994 until October 1996 and as chief executive officer from October 1994 until January 1997. In March 1998, he became president and chief executive officer of L. Kee & Co., a California based textile importer. Mr. Chamberlain joined Shaklee Corporation, a manufacturer and marketer of consumer products, in 1983 as president and chief operating officer, and served as chief executive officer from 1985 until 1993. He was chairman of Shaklee Corporation from 1989 until May 1994, when he became a partner in Consumer Focus Partners, a California venture capital firm. He has been a director of Genesco since 1989. Mr. Chamberlain is also a director of Wild Oats Markets, Inc., Expressly Portraits Inc., Payless Cashways Inc. and L. Kee & CO.

BEN T. HARRIS, 54, President and Chief Executive Officer of Genesco. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company. In 1995, he was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. He was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996. He was named chief executive officer as of February 1, 1997.

JAMES S. GULMI, 52, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. He was appointed senior vice president - finance in January 1996.

JAMES W. BOSCAMP, 48, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

FOWLER H. LOW, 66, Senior Vice President. Mr. Low has 42 years of experience in the footwear industry, including 35 years with Genesco. He rejoined Genesco in 1984 after serving as vice president of sales and marketing for G. H. Bass, a division of Chesebrough-Pond's Inc. He was appointed president of the footwear manufacturing and wholesale group in 1988 and was appointed chairman of Johnston & Murphy in February 1991. He was appointed senior vice president of the Company in January 1996.

STEVEN E. LITTLE, 56, Vice President - Administration. Mr. Little has served in various human resources and operations management roles during his 33 year tenure with Genesco. Mr. Little was named vice president - human resources in 1994 and assumed his present responsibilities in December 1994.

JOHN W. CLINARD, 50, Vice President - Human Resources. Mr. Clinard has served in various human resources capacities during his 23 year tenure with Genesco. He was named vice president - human resources in June 1997.

SHARON L. BUCK, 53, Vice President - Quality. Mrs. Buck joined the Company in April 1997 and was elected an officer in June 1997. Prior to joining Genesco, she held various quality assurance positions with the Regina Company and Regina Consumer Products from 1992 to 1996, when she became vice president-quality and distribution for Poulan/Weed Eater in 1996.

ROGER G. SISSON, 34, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 33, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, he was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 43, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

                                     PART II

ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange (Symbol:
GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended February 1
----------------------------
1997 1st Quarter                                          6 3/4               3 3/4
     2nd Quarter                                          8 1/8               5 5/8
     3rd Quarter                                         10                   6 5/8
     4th Quarter                                         11 1/8               8 3/8

Fiscal Year ended January 31
----------------------------
1998 1st Quarter                                         12 1/4               8 5/8
     2nd Quarter                                         15 5/16             11
     3rd Quarter                                         15 7/16             11 1/8
     4th Quarter                                         13 7/8              11 1/8


There were approximately 10,500 common shareholders of record on January 31, 1998.

See Notes 10 and 12 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
FINANCIAL SUMMARY
--------------------------------------------------------------------------------

IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                          FISCAL YEAR END
                                                    -----------------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                     1998         1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                           $ 536,107     $ 461,348     $ 434,575     $ 462,901     $ 467,891
Depreciation and amortization                           8,893         7,747         7,354         9,254        10,723
Operating income (loss)*                               29,214        34,627        16,127         3,479        (2,968)
Pretax earnings (loss)                                  8,860        10,132        (3,756)      (17,757)      (29,788)
Earnings (loss) before discontinued operations,
   extraordinary loss and cumulative effect of
   change in accounting principle                       8,820        10,554        (3,781)      (18,514)      (27,888)
Discontinued operations                                   -0-          (150)       13,852       (62,678)      (23,891)
Loss on early retirement of debt (net of tax)             169           -0-           -0-           -0-           240
Cumulative effect of change in accounting
   for postretirement benefits                            -0-           -0-           -0-           -0-         2,273
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $   8,651     $  10,404     $  10,071     $ (81,192)    $ (54,292)
=====================================================================================================================
PER COMMON SHARE DATA

Earnings (loss) before discontinued operations,
   extraordinary loss and postretirement benefits
     Basic                                          $     .33     $     .42     $    (.17)    $    (.77)    $   (1.17)
     Diluted                                              .32           .40          (.17)         (.77)        (1.17)
Discontinued operations
     Basic                                                .00          (.01)          .57         (2.58)         (.99)
     Diluted                                              .00          (.01)          .57         (2.58)         (.99)
Extraordinary loss
     Basic                                                .00           .00           .00           .00          (.01)
     Diluted                                             (.01)          .00           .00           .00          (.01)
Postretirement benefits
     Basic                                                .00           .00           .00           .00          (.09)
     Diluted                                              .00           .00           .00           .00          (.09)
Net earnings (loss)
     Basic                                                .33           .41           .40         (3.35)        (2.26)
     Diluted                                              .31           .39           .40         (3.35)        (2.26)
=====================================================================================================================
BALANCE SHEET DATA
Total assets                                        $ 246,817     $ 221,654     $ 197,806     $ 243,878     $ 309,386
Long-term debt                                         75,000        75,000        75,000        75,000        90,000
Capital leases                                            279         1,485         2,697        12,400        15,253
Non-redeemable preferred stock                          7,945         7,944         7,958         7,943         8,064
Common shareholders' equity                            64,019        45,846        25,947        21,450        90,659
Additions to plant, equipment and capital leases       24,725        14,640         8,564         5,750         8,356
=====================================================================================================================
FINANCIAL STATISTICS
Operating income (loss) as a percent of net sales         5.4%          7.5%          3.7%          0.8%         (0.6%)
Book value per share                                $    2.43     $    1.82     $    1.04     $     .87     $    3.73
Working capital                                     $ 119,313     $ 108,795     $ 108,135     $ 100,731     $ 160,094
Current ratio                                             2.6           2.6           3.2           2.2           3.3
Percent long-term debt to total capital                  51.1%         58.7%         69.6%         74.8%         51.6%
=====================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                  587           504           463           498           518
Number of employees                                     4,300         4,050         3,750         5,400         6,950
=====================================================================================================================

*Represents operating income of the footwear business segment.

Reflected in the earnings for Fiscal 1998, 1997 and 1996 were restructuring and other charges of $17.7 million, $1.7 million and $15.1 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges. Also reflected in the earnings for Fiscal 1997 was a $6.7 million litigation settlement.

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

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, particularly as it may result in changing buying patterns by customers of the Company's wholesale divisions, the timing and acceptance of products being introduced to the market, international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 18 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses and to deal with changes in markets for the Company's products, including the market for tanned leather used in military footwear. The continuing weakening of the western boot market has caused declining sales in the Company's western boot business and erosion of its retail customer base, leading to the Company's decision to exit the western boot business ("Boot Divestiture") and the related charges discussed below. In addition to the risks and uncertainties discussed above, the Company's ability to execute the plans and realize the estimates of value reflected for the Boot Divestiture may adversely affect future results, liquidity and capital resources. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may further alter its business strategies during fiscal 1999.

SIGNIFICANT DEVELOPMENTS

FISCAL 1998 RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. In addition to the asset writedown, the Company recorded $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs in the fourth quarter of fiscal 1998. Net sales of the Company's western boot business for fiscal 1998, 1997 and 1996 were $45.4 million, $56.1 million and $57.3 million, respectively.

The Company's ongoing businesses, after the Boot Divestiture, will include the design, manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, Boot Factory, General Shoe Warehouse, Nautica and Underground Station retail footwear stores and leased departments.

Although the Company is currently in negotiations regarding the possible sale of its western boot operations, there are no definitive agreements, arrangements, or understandings with regard thereto. There can be no assurance that the Company will sell these operations. If such operations are not sold to a third party substantially as a whole, the Company intends to liquidate the boot operations. In the event of a sale or liquidation, the Company does not anticipate incurring additional charges with regard to the Boot Divestiture.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

The Company's actions relating to such charges are expected to be completed in fiscal 1999 and are expected to result in the elimination of approximately 490 jobs, including all employees in the western boot business.

During the second quarter of fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring discussed below and a restructuring plan adopted in the third quarter of fiscal 1995 (the "1995 Restructuring") and relates primarily to the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of fiscal 1998 arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases. The Company expects only negligible recovery on the sale of the excess equipment.

MANUFACTURING RESTRUCTURING
The Company approved a plan ("the Manufacturing Restructuring") in the third quarter of fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The Manufacturing Restructuring included closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the Manufacturing Restructuring, the Company recorded a charge to earnings of $1.7 million in fiscal 1998, including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs of which the Company had spent $0.7 million through the end of fiscal 1998.

REVOLVING CREDIT AGREEMENT
On September 24, 1997, the Company entered into a revolving credit agreement with three banks, which was amended as of January 30, 1998 in connection with the Boot Divestiture, providing for loans or letters of credit of up to $65 million. The agreement, which expires September 24, 2002, replaced a $35 million revolving credit agreement with two banks that was to expire January 5, 1999. In connection with the cancellation of the old revolving credit agreement, the Company recorded an extraordinary loss of $169,000 ($.01 per share) in the third quarter of fiscal 1998. See "Liquidity and Capital Resources."

LITIGATION SETTLEMENT
On April 28, 1997, the Company entered into an agreement settling a lawsuit with certain preferred shareholders who had challenged the value they received for shares of preferred stock acquired for Common Stock issued by the Company to the plaintiffs in a 1988 exchange transaction. The agreement provided for issuance of shares of Common Stock as additional consideration to the plaintiffs for the shares acquired in 1988. The Company reflected a net expense in the fourth quarter of fiscal 1997 and a liability at February 1, 1997 equal to the $6.7 million market value of the shares issued in the settlement. In addition, the Company reflected a liability and a receivable at February 1, 1997 equal to the portion of the settlement to be paid by the Company's directors and officers liability insurance carrier. The liability was satisfied in June 1997 by the issuance of 525,495 shares of Common Stock and the payment of cash by the Company's directors and officers liability insurance carrier.

FISCAL 1995 RESTRUCTURING
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations, in fiscal 1995 the Company's board of directors approved the 1995 Restructuring designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, including the entire men's apparel segment.

The 1995 Restructuring provided for the following:

1995 Restructuring Charge relating to:

         -        Liquidation of the University Brands children's shoe business,
         -        Sale of the Mitre Sports soccer business, and
         - Facility consolidation costs and permanent work force reductions.

1995 Restructuring Provision relating to:

         - Liquidation of The Greif Companies men's tailored clothing business, and
         - Sale of the GCO Apparel Corporation tailored clothing manufacturing business.

The 1995 Restructuring was substantially complete as of January 31, 1996 and the Company does not expect any material future adjustments arising from the completion of the 1995 Restructuring. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 457 jobs had been eliminated as of January 31, 1996. The divestiture of the University Brands business was completed in February 1995. The liquidation of The Greif Companies was substantially completed in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales for fiscal 1998 increased 16.2% to $536.1 million from $461.3 million in fiscal 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 21.1% to $490.7 million in fiscal 1998 from $405.2 million in fiscal 1997. Gross margin for fiscal 1998 increased 19.2% to $222.9 million in fiscal 1998 from $187.1 million in fiscal 1997 and increased as a percentage of net sales from 40.5% in fiscal 1997 to 41.6% in fiscal 1998. Selling and administrative expenses in fiscal 1998 increased 17.1% from fiscal 1997 and increased slightly as a percentage of net sales from 34.6% in fiscal 1997 to 34.8% in fiscal 1998. Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for fiscal 1998 were $8.9 million compared to $10.1 million for fiscal 1997. Pretax earnings for fiscal 1998 reflect charges of $17.3 million incurred in connection with the Boot Divestiture, $0.6 million of other charges and a net gain of $0.3 million in the second quarter related to restructurings and asset impairments as discussed in detail above. Pretax earnings for fiscal 1997 included the $1.7 million Manufacturing Restructuring charge and a $6.7 million litigation settlement charge. Net earnings in fiscal 1998 were $8.7 million ($0.31 diluted earnings per share) compared to $10.4 million ($0.39 diluted earnings per share) for fiscal 1997. In addition to the charges to pretax earnings discussed above, fiscal 1998 net earnings included an extraordinary charge of $0.2 million ($.01 diluted earnings per share) for the early retirement of debt while fiscal 1997 net earnings included a loss from discontinued operations of $0.2 million ($.01 diluted earnings per share).

Footwear Retail

                                                                   Fiscal Year Ended          %
                                                               -----------------------
                                                                 1998           1997        Change
                                                               --------      ---------      ------
                                                                (dollars in thousands)
    Net sales ........................................         $355,791       $283,546       25.5%
    Operating income .................................         $ 39,682       $ 26,519       49.6%
    Operating margin .................................             11.2%           9.4%

Primarily due to a 10% increase in comparable store sales and a 15% increase in average retail stores operated, net sales from footwear retail operations increased 25.5% for fiscal 1998 compared to fiscal 1997. The average price per pair decreased 1% in fiscal 1998 while unit sales increased 26% during the same period.

The Company's comparable store sales increases and store count at the end of the periods were as follows:

                                                                                       Store Count
                                                                   Comparable        Fiscal Year End
                                                                                     ---------------
                                                                   Sales Changes       1998        1997
                                                                   -------------   --------     -------
         Journeys.................................................     15%             176          118
         Johnston & Murphy (including factory stores).............     13%             127          119
         Jarman Retail............................................      6%             158          143
         Jarman Lease.............................................      8%              84           85
         Other Outlet Stores......................................      5%              42           39
                                                                                      ----         ----
         Total Retail.............................................     10%             587          504
                                                                                      ====         ====

The Jarman Lease comparable store sales increase in fiscal 1998 reflects a 3% increase in the average square footage due to remodeling.

Retail gross margin as a percentage of net sales remained flat at 48.8% in fiscal 1998 compared to 48.9% in fiscal 1997. A change in product mix to more branded non-western boots in the Company's boot outlets created less markdowns as a percentage of sales in fiscal 1998 compared to fiscal 1997. This improvement was offset by increased markdowns in fiscal 1998 in certain other companies in the Company's retail division. Retail operating expenses increased 19.5% in fiscal 1998, primarily due to the 15% increase in average stores operated during fiscal 1998, which resulted in increased rent expense, selling salaries and advertising expense. In addition, divisional management expenses increased in fiscal 1998 to support new store growth. Overall retail operating expenses decreased as a percentage of net sales from 39.4% in fiscal 1997 to 37.6% in fiscal 1998.

Retail operating income for fiscal 1998 was up 49.6% to $39.7 million compared to $26.5 million in fiscal 1997, due to increased sales and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                           Fiscal Year Ended                %
                                                                     ---------------------------
                                                                         1998             1997           Change
                                                                     -----------       ----------        -------
                                                                       (dollars in thousands)
      Net sales...............................................       $   180,316       $  177,802            1.4%
      Net sales - ongoing operations(1).......................       $   134,908       $  121,694           10.9%
      Operating income(2).....................................       $   (10,468)      $    8,108            NA
      Operating margin.......................................               (5.8)%            4.6%

---------
(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.
(2) Includes restructuring and other charges of $17.7 million for fiscal 1998 and $1.7 million for fiscal 1997.

Net sales from footwear wholesale and manufacturing operations increased 1.4% to $180.3 million in fiscal 1998 from $177.8 million in fiscal 1997, reflecting primarily increased men's branded footwear sales, which more than offset lower tanned leather sales and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to Department of Defense delays in awarding military footwear contracts and lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The increase in branded sales in fiscal 1998 included sales of new products introduced by the Company's Nautica division. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations increased 10.9% in fiscal 1998 to $134.9 million from $121.7 million in fiscal 1997.

Wholesale gross margin for fiscal 1998 increased 1.5% from $48.4 million in fiscal 1997 to $49.2 million in fiscal 1998, and increased slightly as a percentage of net sales, from 27.2% in fiscal 1997 to 27.3% in fiscal 1998.

Wholesale operating expenses increased 7.9% in fiscal 1998 and increased as a percentage of net sales from 21.7% in fiscal 1997 to 23.1% in fiscal 1998, primarily as a result of higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses from increased sales and higher royalty rates.

Wholesale operating income for fiscal 1998 decreased from $8.1 million in fiscal 1997 to a loss of $10.5 million in fiscal 1998. Wholesale operating income for fiscal 1988 included $17.7 million of restructuring and other charges principally related to the Boot Divestiture. Operating income for fiscal 1997 included the $1.7 million Manufacturing Restructuring charge. Excluding the above charges, operating income decreased 26.2% to $7.2 million in fiscal 1998 from $9.8 million in fiscal 1997, primarily due to the impact of lower sales of western boots, lower earnings in the Company's tanned leather business and the increase in operating expenses.

During the fourth quarter of fiscal 1998, the Company adopted a plan to exit the western boot business. In fiscal 1998 the western boot business had net sales and operating loss before restructuring and other charges of $45.4 million and $3.7 million, respectively. In fiscal 1997 the western boot business had net sales and operating losses before the Manufacturing Restructuring charge of $56.1 million and $2.2 million, respectively. The western boot operation is tightly integrated with the

Company's systems and facilities. Fiscal 1998 allocations to the boot operations for the use of the systems and facilities was $4.4 million which includes approximately $2.4 million of fixed costs. The Company believes that it will eliminate or absorb approximately $2.4 million of fixed costs within one year after the Company completes the Boot Divestiture.

Corporate and Interest Expenses
Corporate and other expenses for fiscal 1998 were $11.5 million compared to $9.1 million for fiscal 1997 (exclusive of the litigation settlement of $6.7 million in fiscal 1997), an increase of 26.9%. The increase in corporate expenses in fiscal 1998 is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings before restructuring and other charges.

Interest expense decreased 1% from $10.3 million in fiscal 1997 to $10.2 million in fiscal 1998, and interest income decreased 15% from $1.5 million in fiscal 1997 to $1.3 million in fiscal 1998 due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during fiscal 1998 or fiscal 1997.

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996

The Company's net sales for fiscal 1997 increased 6.2% to $461.3 million from $434.6 million in fiscal 1996. Pro forma for the Boot Divestiture, the Company's net sales increased 17.0% to $405.2 million from $346.5 million in fiscal 1996. Gross margin for fiscal 1997 increased 8.2% to $187.1 million in fiscal 1997 from $172.8 million in fiscal 1996 and increased as a percentage of net sales from 39.8% in fiscal 1996 to 40.5% in fiscal 1997. Selling and administrative expenses increased 3.2% from fiscal 1996 but decreased as a percentage of net sales from 35.6% in fiscal 1996 to 34.6% in fiscal 1997. Pretax earnings for fiscal 1997 were $10.1 million compared to a pretax loss of $3.8 million for fiscal 1996. Pretax earnings for fiscal 1997 included the $1.7 million Manufacturing Restructuring charge and a $6.7 million litigation settlement charge. The pretax loss for fiscal 1996 included a $14.1 million net increase in the 1995 Restructuring Charge, a $978,000 charge for impaired assets due to the implementation of SFAS No. 121 and recognition of a $1.8 million gain from the favorable resolution of a claim relating to import duties. Net earnings in fiscal 1997 were $10.4 million ($0.39 diluted earnings per share) compared to $10.1 million ($0.40 diluted earnings per share) for fiscal 1996. Fiscal 1996 net earnings included, in addition to the 1995 Restructuring Charge adjustment and the charge for impaired assets, a positive adjustment of $13.9 million to the 1995 Restructuring Provision.

Footwear Retail

                                                                      Fiscal Year Ended            %
                                                                 --------------------------
                                                                     1997           1996         Change
                                                                 -----------    -----------      ------
                                                                (dollars in thousands)

      Net sales...............................................   $   283,546    $   243,303       16.5%
      Operating income........................................   $    26,519    $    17,881(1)    48.3%
      Operating margin........................................           9.4%           7.3%

----------

(1) Includes a $978,000 charge for impaired assets.

Primarily due to a 12% increase in comparable store sales, net sales from footwear retail operations increased 16.5% to $283.5 million in fiscal 1997 from $243.3 million in fiscal 1996. The average price per pair increased 5% and unit sales increased 14% for fiscal 1997.

The Company's comparable store sales changes and store count at the end of the periods were as follows:

                                                                                           Store Count
                                                                       Comparable        Fiscal Year End
                                                                                        ------------------
                                                                      Sales Changes      1997         1996
                                                                      -------------      ----         ----
         Journeys.................................................         26%            118           93
         Johnston & Murphy (including factory stores).............         11%            119          115
         Jarman Retail............................................          8%            143          135
         Jarman Lease.............................................         10%             85           82
         Other Outlet Stores......................................         -3%             39           38
                                                                                         ----         ----
         Total Retail.............................................         12%            504          463
                                                                                         ====         ====

The Jarman Lease comparable store sales increase in fiscal 1997 reflected a 5% increase in the average square footage due to remodeling while the Other Outlet Store decline was due to the weakness in demand for western boot products.

Retail gross margin as a percentage of net sales decreased from 49.2% in fiscal 1996 to 48.9% in fiscal 1997, primarily as a result of increased markdowns to stimulate sales in the Company's boot outlets and changes in product mix to more branded products. Retail operating expenses increased 10.7% in fiscal 1997, primarily due to increased selling salaries, advertising and rent expense and increased divisional management expenses to support new store growth during fiscal 1997, but decreased as a percentage of net sales from 41.5% in fiscal 1996 to 39.4% in fiscal 1997.

Retail operating income increased 40.6% to $26.5 million in fiscal 1997 compared to $18.9 million in fiscal 1996, excluding the $978,000 charge for impaired assets, due to increased sales and the lower expenses as a percentage of sales.

Footwear Wholesale & Manufacturing

                                                                       Fiscal Year Ended          %
                                                                   -----------------------
                                                                     1997            1996       Change
                                                                   --------       --------      ------
                                                                    (dollars in thousands)
      Net sales...............................................     $177,802       $191,272       (7.0)%
      Net sales - ongoing operations(1).......................     $121,694       $103,262(2)    17.8%
      Operating income (loss)(3)..............................     $  8,108       $ (1,754)       NA
      Operating margin........................................          4.6%          (0.9)%

----------

(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.
(2) Pro forma for the 1995 Restructuring as if it occurred at the beginning of the period presented.
(3) Includes restructuring charges of $1.7 million in fiscal 1997 and $14.1 million in fiscal 1996.

Net sales from footwear wholesale and manufacturing operations decreased 7.0 % to $177.8 million in fiscal 1997 from $191.3 million in fiscal 1996, reflecting primarily the absence of sales in fiscal 1997 from the operations divested as part of the 1995 Restructuring and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Wholesale ongoing operations' sales increased 17.8% to $121.7 million in fiscal 1997 from $103.3 million in fiscal 1996, reflecting primarily increased men's branded footwear sales. The increase in branded sales was aided by an increase in product assortment by key retailers.

Wholesale gross margin for fiscal 1997 decreased 8.9%, primarily from the absence of the gross margins of the operations divested as part of the 1995 Restructuring, and decreased as a percentage of net sales from 27.8% in fiscal 1996 to 27.2% in fiscal 1997. Gross margin, excluding the operations divested as part of the 1995 Restructuring, increased 10.0% in fiscal 1997 due to increased sales but decreased as a percentage of net sales from 27.4% in fiscal 1996 to 27.2% in fiscal 1997. The decline in margin as a percentage of net sales is due to underabsorbed overhead resulting from a reduced level of production in the Company's western boot plants. In response to the continued weakness in the western boot market and the resulting underabsorbed overhead, the Company announced in the third quarter of fiscal 1997 a decision to close its Hohenwald, Tennessee plant. See "Significant Developments - Manufacturing Restructuring Charge" above. The Hohenwald plant ceased operations in April 1997.

Wholesale operating expenses decreased 10.9% in fiscal 1997 and decreased as a percentage of net sales from 22.7% in fiscal 1996 to 21.7% in fiscal 1997, reflecting primarily the absence of the expenses attributable to the operations divested in the 1995 Restructuring. Excluding the operating expenses of the operations divested as part of the 1995 Restructuring, operating expenses increased 16.5% in fiscal 1997 primarily due to (i) higher advertising expenses including advertising associated with the introduction of the Larry Mahan brand,
(ii) higher divisional administrative expenses to support the growth in the branded businesses as well as the Larry Mahan boot brand and (iii) higher royalty expenses from higher royalty rates.

Wholesale operating income increased to $8.1 million in fiscal 1997 from an operating loss of $1.8 million in fiscal 1996. Wholesale operating income for fiscal 1997 included a $1.7 million restructuring charge and wholesale operating income for fiscal 1996 included a one-time gain of $1.8 million from the favorable resolution of a claim relating to import duties and a $14.1 million restructuring charge. Excluding the above charges, wholesale operating income decreased 11.8% to $9.8 million in fiscal 1997 from $11.1 million in fiscal 1996, primarily due to lower earnings in the Company's western boot business reflecting the continued weakness of the western boot market and costs associated with the introduction of the Larry Mahan brand.

Corporate and Interest Expenses
Corporate and other expenses for fiscal 1997 were $15.8 million compared to $10.2 million for fiscal 1996, an increase of 54%. Included in corporate and other expenses for fiscal 1997 is a litigation settlement of $6.7 million. The 12% decrease in corporate expenses in fiscal 1997 from fiscal 1996, excluding the litigation settlement, is attributable primarily to decreased bonus accruals due to changes in the structure of the Company's bonus plan.

Interest expense decreased 1% from $10.4 million in fiscal 1996 to $10.3 million in fiscal 1997, while interest income increased 104% from $0.8 million in fiscal 1996 to $1.5 million in fiscal 1997 due to increased short-term investments related to the cash generated from the 1995 Restructuring. There were no borrowings under the Company's revolving credit facility during fiscal 1997, while borrowings averaged $181,000 during fiscal 1996.

Other Income
Operating results of businesses divested pursuant to the 1995 Restructuring are included in the Company's sales, gross margin and selling and administrative expenses for fiscal 1996. The net operating losses incurred by these operations subsequent to the decision to divest them were charged against the restructuring reserves established to provide for such losses. The elimination of these losses from the Company's results of operations for fiscal 1996 is reflected as other income in the Company's Consolidated Earnings Statement included elsewhere herein. Such operating losses totalled $1.3 million for fiscal 1996. Also included in other income for fiscal 1996 is a $1.8 million gain from the favorable resolution of a claim relating to import duties and a $0.5 million provision for environmental litigation.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                              Jan. 31,    Feb. 1,    Jan. 31,
                                                                                  1998       1997        1996
                                                                              --------    -------    --------
                                                                                   (dollars in millions)
                                                                                   ---------------------
Cash and short-term investments..........................................     $ 49.3      $ 43.4      $ 35.6
Working capital..........................................................     $119.3      $108.8      $108.1
Long-term debt (includes current maturities).............................     $ 75.0      $ 75.0      $ 75.0
Current ratio............................................................        2.6x        2.6x        3.2x


Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is ordinarily generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $26.9 million in fiscal 1998 compared to $22.4 million in fiscal 1997. The $4.5 million increase in cash flow from operating activities reflects a $3.2 million pension contribution that was deferred until February 1998 and improved earnings before restructuring charges. Cash provided by operating activities was $22.4 million in fiscal 1997 compared to $22.7 million in fiscal 1996. The $0.3 million reduction in cash flow from operating activities for fiscal 1997 compared to fiscal 1996 reflects primarily the absence of cash flows from the liquidation of assets included in the 1995 Restructuring and the additional working capital needed to support new store growth. The Company added 41 net new stores in fiscal 1997 while there was a net reduction of 35 stores in fiscal 1996.

The $22.5 million increase in inventories at January 31, 1998 from February 1, 1997 levels reflects planned increases in retail inventory to support the net increase of 83 stores in fiscal 1998 and increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and lower than anticipated sales in certain product styles. The $11.0 million increase in inventories at February 1, 1997 reflects planned increases in retail inventory to support the net increase of 41 stores in fiscal 1997 and increases in men's branded wholesale inventory to support growth in those businesses.

Accounts receivable at January 31, 1998 decreased $3.9 million compared to February 1, 1997 primarily due to a $4.0 million litigation settlement included in the February 1, 1997 accounts receivable balance. Accounts receivable at February 1, 1997 increased $0.3 million compared to January 31, 1996, primarily due to increased sales of men's branded footwear and the introduction of the Larry Mahan boot brand. Accounts receivable at February 1, 1997 were $1.7 million less than at January 31, 1996, primarily due to increased provisions for bad debts relating to western boot customers.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                Fiscal Year Ended
                                                                    -----------------------------------------
                                                                       1998            1997            1996
                                                                    --------        --------         --------
                                                                                  (in thousands)
   Accounts payable..............................................   $ 11,209        $ 10,625         $ (3,655)
   Accrued liabilities...........................................     (2,456)         (1,665)          (9,369)
                                                                    --------        --------         --------
                                                                    $  8,753        $  8,960         $(13,024)
                                                                    ========        ========         ========

The fluctuations in accounts payable for fiscal 1998 from fiscal 1997 and for fiscal 1997 from fiscal 1996 are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels, while the decrease in accounts payable for fiscal 1996 from fiscal 1995 relates primarily to the divestitures associated with the 1995 Restructuring.

The change in accrued liabilities in fiscal 1998 was due primarily to payment of a litigation settlement. The change in accrued liabilities in fiscal 1997 was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the restructurings. The change in accrued liabilities in fiscal 1996 was due to payment of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during fiscal 1998 and 1997, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. There were only minimal revolving credit borrowings during fiscal 1996 as cash generated from the 1995 Restructuring more than offset seasonal working capital increases in the remaining operations. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. On January 30, 1998 the revolving credit agreement was amended to permit the Boot Divestiture. The agreement, as amended January 30, 1998, expires September 24, 2002.

Capital Expenditures
Capital expenditures were $24.7 million in fiscal 1998, $14.6 million in fiscal 1997 and $8.6 million in fiscal 1996. The $10.1 million increase in fiscal 1998 capital expenditures as compared to fiscal 1997 resulted primarily from the net increase of 83 new retail stores in fiscal 1998 as well as $4.2 million of capital expenditures connected with new system initiatives related to the year 2000. The $6.0 million increase in fiscal 1997 capital expenditures as compared to fiscal 1996 resulted primarily from the net increase of 41 new retail stores in fiscal 1997.

Total capital expenditures in fiscal 1999 are expected to be approximately $33.0 million. These include expected retail expenditures of $23.0 million to open approximately 133 new retail stores and to complete 77 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $10.0 million, including approximately $4.2 million for new systems to improve customer service and support the Company's growth.

Year 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems will be Year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company currently has 85% of its estimated resources committed and expects to have the remaining resources committed in the second quarter of fiscal 1999. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for fiscal years 1998 through 2000, is estimated at $22 million and is being funded through operating cash flows. Of the total project cost, approximately $14 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8 million will be expensed as incurred over 3 years, including projected costs of $3.5 million for fiscal 1999.

The Company has developed plans for formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communications began in the last quarter of fiscal 1998 and the Company anticipates their completion in the second half of fiscal 1999. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 18 to the Company's Consolidated Financial Statements included elsewhere herein. The Company has made provisions for certain of these contingencies, including provisions of $150,000 and $500,000 in discontinued operations in fiscal

1997 and fiscal 1996, respectively, and $250,000 and $500,000 reflected in fiscal 1998 and 1996, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be inadequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through fiscal 1999, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $9.3 million of costs associated with the Boot Divestiture, the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and cash generated from exiting the western boot business.

There were $15.5 million of letters of credit outstanding under the revolving credit agreement at January 31, 1998, leaving availability under the revolving credit agreement of $49.5 million.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibits the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. At January 31, 1998, that pool was in a $79 million deficit position. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000. The Company currently has dividend arrearages in the amount of $1.3 million.

The Company announced, on March 30, 1998, that it is planning to offer $90 million of convertible subordinated notes in a private placement under Rule 144A of the United States Securities Act of 1933 to qualified institutional buyers and to non-U.S. persons. The Company may issue an additional $13.5 million of Notes to cover any over-allotments. If successful, the Company intends to use the net proceeds from the offering to repay the 10 3/8% senior notes, to pay preferred stock dividend arrearages and for general corporate purposes. The Company presently anticipates that it will complete the offering in early April.

On February 11, 1998, Standard & Poor's announced that it had raised the rating of the 10 3/8% Notes to "BB-" from "B+" based on better than expected operating results and a strengthened financial condition. On February 4, 1998, Moody's Investors Service upgraded the senior debt rating of Genesco's 10 3/8% Notes to Ba3 from B2. According to Standard & Poor's, a debt instrument rated BB is less vulnerable to nonpayment than other less than investment grade issues, but currently has the capacity to meet interest and principal payments. According to Moody's, the protection of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be very moderate with respect to a debt instrument rated Ba. Ratings are not a recommendation to purchase, hold or sell long-term debt of the Company, inasmuch as ratings do not comment as to market price or suitability for particular investors and may be subject to revision or withdrawal at any time by the assigning rating agency.

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

CHANGES IN ACCOUNTING PRINCIPLES
The Company implemented Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in the fourth quarter of fiscal 1998. This statement simplifies the computation of earnings per share (EPS) and requires the disclosure of basic and diluted earnings per share. Under SFAS 128, primary EPS is replaced by "Basic" EPS, which excludes dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. The Company has restated all prior period EPS information. For additional information, see Note 16 to the Company's Consolidated Financial Statements included elsewhere herein.

In June 1997, The Financial Accounting Standards Board (The "FASB") issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." For fiscal years beginning after December 15, 1997, these statements respectively require (i) the reporting and display of comprehensive income and its components and (ii) the reporting of certain information about operating segments and related information about the products and services of such segments. The Company does not anticipate the adoption of these statements to have a significant impact on the reporting of results of operations.

The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the third quarter of fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter of fiscal 1996, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for fiscal 1996.

Changes in the economic environment have historically affected the Company's results of operations, therefore the Company limits the amount of deferred tax assets it recognizes to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. For additional information, see Note 13 to the Company's Consolidated Financial Statements included elsewhere herein.

INFLATION
The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Accountants                                                            30

Consolidated Balance Sheet, January 31, 1998 and February 1, 1997                            31

Consolidated Earnings, each of the three fiscal years ended 1998, 1997 and 1996              32

Consolidated Cash Flows, each of the three fiscal years ended
   1998, 1997 and 1996                                                                       33

Consolidated Shareholders' Equity, each of the three fiscal years ended
   1998, 1997 and 1996                                                                       34

Notes to Consolidated Financial Statements                                                   35

February 24, 1996

To the Board of Directors and
Shareholders of Genesco Inc.

                        Report of Independent Accountants

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 as financial statements and financial statement schedules on page 72, present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Nashville, Tennessee

                                         GENESCO INC.
                                         AND CONSOLIDATED SUBSIDIARIES
                                         Consolidated Balance Sheet
                                         In Thousands

                                                                     AS OF FISCAL YEAR END
---------------------------------------------------------------------------------------------
                                                                   1998                1997
---------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------
CURRENT ASSETS

Cash and short-term investments                                 $  49,276           $  43,375
Accounts receivable                                                20,360              34,389
Inventories                                                       106,000              95,884
Other current assets                                                5,805               4,509
Current assets of operations to be divested                        13,123                 -0-
---------------------------------------------------------------------------------------------
Total current assets                                              194,564             178,157
---------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                           45,371              34,471
Other noncurrent assets                                             6,623               9,026
Noncurrent assets of operations to be divested                        259                 -0-
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 246,817           $ 221,654
=============================================================================================

---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Accounts payable and accrued liabilities                        $  71,994           $  65,331
Provision for discontinued operations                               3,017               3,263
Current payments on capital leases                                    240                 768
---------------------------------------------------------------------------------------------
Total current liabilities                                          75,251              69,362
---------------------------------------------------------------------------------------------
Long-term debt                                                     75,000              75,000
Capital leases                                                         39                 717
Other long-term liabilities                                        14,219              11,172
Provision for discontinued operations                              10,344              11,613
---------------------------------------------------------------------------------------------
Total liabilities                                                 174,853             167,864
---------------------------------------------------------------------------------------------
Contingent liabilities (see Note 18)                                    -                   -
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,945               7,944
  Common shareholders' equity:
     Par value of issued shares                                    26,264              25,195
     Additional paid-in capital                                   132,218             122,615
     Accumulated deficit                                          (75,456)            (84,107)
     Minimum pension liability adjustment                          (1,150)                -0-
     Treasury shares, at cost                                     (17,857)            (17,857)
---------------------------------------------------------------------------------------------
Total shareholders' equity                                         71,964              53,790
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 246,817           $ 221,654
=============================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                                          GENESCO INC.
                                          AND CONSOLIDATED SUBSIDIARIES
                                          Consolidated Earnings
                                          In Thousands, except per share amounts

--------------------------------------------------------------------------------------------------
                                                                                       FISCAL YEAR
                                                               -----------------------------------
                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------
Net sales                                                      $ 536,107    $ 461,348    $ 434,575
Cost of sales                                                    313,198      274,273      261,743
Selling and administrative expenses                              186,819      159,518      154,567
Restructuring and other charges                                   17,706        1,693       15,124
--------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                                      18,384       25,864        3,141
--------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                               10,174       10,289       10,403
   Interest income                                                (1,312)      (1,548)        (758)
   Litigation settlement                                             -0-        6,700          -0-
   Other expense (income)                                            662          291       (2,748)
--------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                 9,524       15,732        6,897
--------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, discontinued operations
   and extraordinary loss                                          8,860       10,132       (3,756)
Income taxes (benefit)                                                40         (422)          25
--------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations and
   extraordinary loss                                              8,820       10,554       (3,781)
Discontinued operations                                              -0-         (150)      13,852
--------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                 8,820       10,404       10,071
Extraordinary loss from early retirement of debt                    (169)         -0-          -0-
--------------------------------------------------------------------------------------------------
NET EARNINGS                                                   $   8,651    $  10,404    $  10,071
==================================================================================================
Basic earnings (loss) per common share:
   Before discontinued operations and extraordinary loss       $     .33    $     .42    $    (.17)
   Discontinued operations                                     $     .00    $    (.01)   $     .57
   Extraordinary loss                                          $     .00    $     .00    $     .00
   Net earnings                                                $     .33    $     .41    $     .40
Diluted earnings (loss) per common share:
   Before discontinued operations and extraordinary loss       $     .32    $     .40    $    (.17)
   Discontinued operations                                     $     .00    $    (.01)   $     .57
   Extraordinary loss                                          $    (.01)   $     .00    $     .00
   Net earnings                                                $     .31    $     .39    $     .40
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

                                             GENESCO INC.
                                             AND CONSOLIDATED SUBSIDIARIES
                                             Consolidated Cash Flows
                                             In Thousands

---------------------------------------------------------------------------------------------------------------------------
                                                                                                                FISCAL YEAR
                                                                                       ------------------------------------
                                                                                        1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                        $   8,651      $  10,404      $  10,071
Adjustments to reconcile net income to net cash provided by operating activities:
(Excess) provision for loss on discontinued operations                                    -0-            150        (13,852)
Restructuring charge                                                                   16,875          1,693         14,147
Depreciation and amortization                                                           8,893          7,747          7,354
Impairment of long-lived assets                                                           831            -0-            978
Provision for environmental liabilities                                                   -0-            -0-            500
Provision for deferred income taxes                                                      (520)          (415)           -0-
Litigation settlement                                                                     -0-          6,700            -0-
Loss on retirement of debt                                                                169            -0-            -0-
Provision for losses on accounts receivable                                               969          2,060          1,799
Other                                                                                   1,328            699            548
Effect on cash of changes in working
    capital and other assets and liabilities:
     Accounts receivable                                                                3,935           (314)        15,466
     Inventories                                                                      (22,487)       (10,954)         6,280
     Other current assets                                                              (1,437)          (192)           165
     Accounts payable and accrued liabilities                                           8,753          8,960        (13,024)
     Other assets and liabilities                                                         912         (4,136)        (7,780)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              26,872         22,402         22,652
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                               (24,725)       (14,631)        (8,564)
   Proceeds from businesses divested and asset sales                                      193             76         18,763
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                   (24,532)       (14,555)        10,199
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under
     revolving credit agreement                                                           -0-            -0-            -0-
   Net change in short-term borrowings                                                    -0-            -0-          2,522
   Payments on capital leases                                                          (1,206)        (1,220)        (9,703)
   Exercise of options and related income tax benefits                                  3,874          1,202             23
   Other                                                                                  893             (4)          (378)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     3,561            (22)        (7,536)
---------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                           5,901          7,825         25,315
Cash and short-term investments at
   beginning of year                                                                   43,375         35,550         10,235
---------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                      $  49,276      $  43,375      $  35,550
===========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                         $   9,594      $   9,887      $   9,146
   Income taxes                                                                           375            (42)          (802)


The accompanying Notes are an integral part of these Financial Statements.

                                             GENESCO INC.
                                             AND CONSOLIDATED SUBSIDIARIES
                                             Consolidated Shareholders' Equity
                                             In Thousands

-------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL                                                          MINIMUM      TOTAL
                                     NON-REDEEMABLE               ADDITIONAL                                 PENSION     SHARE-
                                          PREFERRED       COMMON     PAID-IN    ACCUMULATED    TREASURY    LIABILITY   HOLDERS'
                                              STOCK        STOCK     CAPITAL      (DEFICIT)       STOCK   ADJUSTMENT     EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1995                  $   7,943    $  24,832   $ 121,670      $(104,582)  $ (17,857)   $  (2,613) $  29,393
-------------------------------------------------------------------------------------------------------------------------------
Exercise of options                             -0-            8          15            -0-         -0-          -0-         23
Net earnings                                    -0-          -0-         -0-         10,071         -0-          -0-     10,071
Minimum pension liability adjustment            -0-          -0-         -0-            -0-         -0-       (5,631)    (5,631)
Other                                            15            4          30            -0-         -0-          -0-         49
-------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1996                  $   7,958    $  24,844   $ 121,715     $  (94,511)  $ (17,857)   $  (8,244) $  33,905
-------------------------------------------------------------------------------------------------------------------------------
Exercise of options                             -0-          187         455            -0-         -0-          -0-        642
Issue shares - Employee Stock Purchase Plan     -0-          161         399            -0-         -0-          -0-        560
Net earnings                                    -0-          -0-         -0-         10,404         -0-          -0-     10,404
Minimum pension liability adjustment            -0-          -0-         -0-            -0-         -0-        8,244      8,244
Other                                           (14)           3          46            -0-         -0-          -0-         35
-------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                  $   7,944    $  25,195   $ 122,615     $  (84,107)  $ (17,857)   $     -0-  $  53,790
===============================================================================================================================
Exercise of options                             -0-          458       2,809            -0-         -0-          -0-      3,267
Issue shares - Employee Stock Purchase Plan     -0-           70         496            -0-         -0-          -0-        566
Net earnings                                    -0-          -0-         -0-          8,651         -0-          -0-      8,651
Issue shares - litigation settlement            -0-          525       6,175            -0-         -0-          -0-      6,700
Tax effect of exercise of stock options         -0-          -0-          42            -0-         -0-          -0-         42
Minimum pension liability adjustment            -0-          -0-         -0-            -0-         -0-       (1,150)    (1,150)
Other                                             1           16          81            -0-         -0-          -0-         98
-------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                  $   7,945    $  26,264   $ 132,218     $  (75,456)  $ (17,857)    $ (1,150)  $ 71,964
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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers, Nautica, Laredo, Code West and Larry Mahan brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, Boot Factory, General Shoe Warehouse and Nautica retail footwear stores and leased departments.

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

FISCAL YEAR
For the year ended February 1, 1997 ("Fiscal 1997"), the Company changed its fiscal year end to the Saturday closest to January 31. As a result, Fiscal 1998 has 364 days, Fiscal 1997 had 367 days, while Fiscal 1996 had 365 days. Fiscal Years 1998, 1997 and 1996 ended on January 31, 1998, February 1, 1997 and January 31, 1996, respectively.

FINANCIAL STATEMENT RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's $75.0 million 10 3/8% senior notes is estimated based on the closing market price as of January 31, 1998 which is $76.9 million (see Note 10).

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1998 and February 1, 1997, are short-term investments of $45.6 million and $38.1 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

IMPAIRMENT OF LONG-TERM ASSETS
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than carrying amount. During the third quarter of Fiscal 1996, the Company identified certain retail stores that were impaired because of a history of and current period cash flow losses in these specific stores. An impairment loss of $978,000 was recognized for these retail stores and is included in the "Restructuring and other charges" line on the income statement for Fiscal 1996.

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1998 and February 1, 1997, the Company had approximately $15.0 million and $18.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately three months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------------------------

INCOME TAXES
Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards limited, in the case of deferred tax assets, to the amount the Company believes is more likely than not to be realized in the foreseeable future.

EARNINGS PER COMMON SHARE
The Company implemented Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in the fourth quarter of Fiscal 1998. This statement simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS 128, primary EPS is replaced by "Basic" EPS, which excludes dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. The Company has restated all prior period EPS information. (see Note 16).

STOCK-BASED COMPENSATION PLANS
The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. (see Note 17).

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS
--------------------------------------------------------------------------------

FISCAL 1998 RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less costs to sell. In addition to the asset writedown, the Company recorded $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs in the fourth quarter of fiscal 1998. Net sales of the Company's western boot business for Fiscal 1998, 1997 and 1996 were $45.4 million, $56.1 million and $57.3 million, respectively. The operating losses for the Company's western boot business for Fiscal 1998 and 1997 were $3.7 million and $2.2 million, respectively. The Company's western boot business had operating income of $1.6 million for Fiscal 1996.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

The Company's actions relating to such charges are expected to be completed in Fiscal 1999 and are expected to result in the elimination of approximately 490 jobs, including all employees in the western boot business.

Although the Company is currently in negotiations regarding the possible sale of its western boot operations, there are no definitive agreements, arrangements, or understandings with regard thereto. There can be no assurance that the Company will sell these operations. If such operations are not sold to a third party substantially as a whole, the Company intends to liquidate the boot operations. In the event of a sale or liquidation, the Company does not anticipate incurring additional charges with regard to the Boot Divestiture.

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring discussed below and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring") and relates primarily to the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of Fiscal 1998 arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases. The Company expects only negligible recovery on the sale of the excess equipment.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED
--------------------------------------------------------------------------------

MANUFACTURING RESTRUCTURING
The Company approved the Manufacturing Restructuring in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the Manufacturing Restructuring, the Company recorded a charge to earnings of $1.7 million in fiscal 1998, including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs is employee severance, facility shutdown and lease costs of which the Company had spent $0.7 million through the end of fiscal 1998.

FISCAL 1995 RESTRUCTURING
In response to worsening trends in the Company's men's apparel business and in response to a strategic review of its footwear operations in fiscal 1995, the Company's board of directors approved the 1995 Restructuring designed to focus the Company on its core footwear businesses by selling or liquidating four businesses, two of which constituted its entire men's apparel segment.

The 1995 Restructuring provided for the following:

1995 Restructuring Charge relating to:

         -        Liquidation of the University Brands children's shoe business,
         -        Sale of the Mitre Sports soccer business, and
         - Facility consolidation costs and permanent work force reductions.

1995 Restructuring Provision relating to:

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

The 1995 Restructuring was substantially complete as of January 31, 1996 and the Company does not expect any material future adjustments arising from the completion of the 1995 Restructuring. The 1995 Restructuring Charge, as adjusted, provided for the elimination of 464 jobs in footwear operations to be divested or consolidated and in staff positions to be eliminated, of which 457 jobs had been eliminated as of January 31, 1996. The divestiture of the University Brands business was completed in February 1995. The liquidation of The Greif Companies was substantially completed in June 1995. The Company's GCO Apparel Corporation was sold in June 1995. The Company's Mitre Sports soccer business was sold in August 1995 with cash proceeds to the Company of approximately $19.1 million, including repayment of intercompany balances.

Discontinued operations' sales subsequent to the decision to discontinue were $20.0 million for Fiscal 1996. Net sales for Mitre and University Brands for Fiscal 1996 were $30.8 million.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 3

ACCOUNTS RECEIVABLE
-----------------------------------------------------------------------------------------------
IN THOUSANDS                                                            1998              1997
-----------------------------------------------------------------------------------------------
Trade accounts receivable                                            $ 19,947          $ 32,721
Miscellaneous receivables                                               3,163             6,960
-----------------------------------------------------------------------------------------------
Total receivables                                                      23,110            39,681
Allowance for bad debts                                                  (988)           (3,353)
Other allowances                                                       (1,762)           (1,939)
-----------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                              $ 20,360          $ 34,389
===============================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 11% of the Company's trade receivables balance as of January 31, 1998.

NOTE 4

INVENTORIES
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
IN THOUSANDS                                                               1998           1997
-------------------------------------------------------------------------------------------------
Raw materials                                                          $    4,452       $   8,870
Work in process                                                             2,261           3,333
Finished goods                                                             28,458          29,270
Retail merchandise                                                         70,829          54,411
-------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                        $106,000        $ 95,884
=================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
--------------------------------------------------------------------------------

IN THOUSANDS                                                               1998            1997
-----------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                             $       263     $       241
   Buildings and building equipment                                       2,515           2,552
   Machinery, furniture and fixtures                                     36,310          37,522
   Construction in progress                                               6,768           3,130
   Improvements to leased property                                       51,532          42,734
Capital leases:
   Land                                                                     -0-              60
   Buildings                                                                200           1,904
   Machinery, furniture and fixtures                                      4,969           7,285
-----------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                            102,557          95,428
Accumulated depreciation and amortization:
   Plant and equipment                                                  (52,334)        (53,241)
   Capital leases                                                        (4,852)         (7,716)
-----------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                             $    45,371     $    34,471
===============================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 6
ASSETS OF OPERATIONS TO BE DIVESTED
--------------------------------------------------------------------------------

IN THOUSANDS                                                                      1998
--------------------------------------------------------------------------------------
Current assets:
   Accounts receivable, net of allowance of $3,325                             $ 7,663
   Inventory                                                                     5,460
--------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            13,123
======================================================================================
Noncurrent assets:
   Plant and equipment                                                             229
   Capitalized lease rights                                                         30
--------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                                        $   259
======================================================================================


NOTE 7
OTHER NONCURRENT ASSETS
--------------------------------------------------------------------------------

IN THOUSANDS                                                  1998                1997
--------------------------------------------------------------------------------------
Other noncurrent assets:
  Pension plan asset                                       $ 3,299             $ 4,750
  Investments and long-term receivables                        733               1,792
  Deferred tax asset                                           935                 415
  Deferred note expense                                      1,656               2,069
--------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                              $ 6,623             $ 9,026
======================================================================================


NOTE 8
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

IN THOUSANDS                                                  1998                1997
--------------------------------------------------------------------------------------
Trade accounts payable                                     $33,939             $22,730
Accrued liabilities:
   Employee compensation                                    14,179               9,471
   Litigation                                                  -0-              10,700
   Interest                                                  4,200               4,017
   Taxes other than income taxes                             3,826               3,118
   Insurance                                                 2,039               3,089
   Other                                                    13,811              12,206
--------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             $71,994             $65,331
======================================================================================

At January 31, 1998, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $9.4 million. These amounts are included in trade accounts payable.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 9
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

                                                                                EMPLOYEE
                                                                                 RELATED
IN THOUSANDS                                                                      COSTS*             OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                                         $13,356          $  1,520        $14,876
Charges and adjustments, net                                                      (1,320)             (195)        (1,515)
-------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                                         $12,036          $  1,325        $13,361
Current portion                                                                    1,808             1,209          3,017
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                                        $10,228          $    116        $10,344
=========================================================================================================================

*Union pension withdrawal liability (see Note 15).


RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

                                                          EMPLOYEE           FACILITY
                                                           RELATED           SHUTDOWN
IN THOUSANDS                                                 COSTS              COSTS          OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                 $     672           $  1,637       $    369       $  2,678
Boot exit plan                                               3,192              1,056          1,392          5,640
Other restructurings                                           303                150            -0-            453
Charges and adjustments, net                                  (574)              (860)          (229)        (1,663)
-------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                 $   3,593           $  1,983       $  1,532       $  7,108
Current portion (included in accounts
   payable and accrued liabilities)                          3,593              1,431          1,293          6,317
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)             $     -0-           $    552       $    239       $    791
===================================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 10
LONG-TERM DEBT
--------------------------------------------------------------------------------

IN THOUSANDS                                                                   1998           1997
---------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                       $75,000        $75,000

REVOLVING CREDIT AGREEMENTS:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement, as amended January 30, 1998, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss recognized in the third quarter of Fiscal 1998 of $169,000. Outstanding letters of credit at January 31, 1998 were $15.5 million.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.5% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.425% per annum on $65.0 million and also varies based on the pricing ratio. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any Fiscal Year and ending on April 15 of the following Fiscal Year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at January 31, 1998.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003.

The fair value of the Company's 10 3/8% senior notes, based on the closing market price on January 31, 1998, is $76.9 million.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 11
COMMITMENTS UNDER LONG-TERM LEASES
--------------------------------------------------------------------------------

CAPITAL LEASES
Future minimum lease payments under capital leases at January 31, 1998, together with the present value of the minimum lease payments, are:
--------------------------------------------------------------------------------

FISCAL YEARS                                                                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------------------------
1999                                                                                                    $       257
2000                                                                                                              7
2001                                                                                                              7
2002                                                                                                              8
2003                                                                                                              7
Later years                                                                                                      72
-------------------------------------------------------------------------------------------------------------------
Total minimum payments                                                                                          358
Interest discount amount                                                                                         79
-------------------------------------------------------------------------------------------------------------------
Total present value of minimum payments                                                                         279
Current portion                                                                                                 240
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION                                                                                $        39
===================================================================================================================

OPERATING LEASES
Rental expense under operating leases of continuing operations was:

--------------------------------------------------------------------------------

IN THOUSANDS                                                                1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                        $  23,398        $  18,719         $  17,942
Contingent rentals                                                        11,611           10,270             8,776
Sublease rentals                                                          (1,039)          (1,035)             (754)
-------------------------------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                                                   $  33,970        $  27,954         $  25,964
===================================================================================================================

Minimum rental commitments payable in future years are:
--------------------------------------------------------------------------------

FISCAL YEARS                                                                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------------------------
1999                                                                                                      $  25,581
2000                                                                                                         23,987
2001                                                                                                         19,921
2002                                                                                                         15,868
2003                                                                                                         14,340
Later years                                                                                                  52,524
-------------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                                                                           $152,221
===================================================================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 8% of the Company's leases contain renewal options.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 12
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
NON-REDEEMABLE PREFERRED STOCK

                                                                                                                COMMON
                                               SHARES         NUMBER OF SHARES       AMOUNTS IN THOUSANDS   CONVERTIBLE
                                                         ---------------------     ----------------------                 NO. OF
CLASS                                      AUTHORIZED    1998     1997    1996     1998     1997     1996         RATIO    VOTES
--------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                              64,368  37,128   37,123  37,233   $1,485   $1,485   $1,489          .83       1
   $4.75 Series 3                              40,449  19,369   19,469  19,632    1,937    1,947    1,963         2.11       2
   $4.75 Series 4                              53,764  16,412   16,412  16,412    1,641    1,641    1,641         1.52       1
   Series 6                                   400,000     -0-      -0-     -0-      -0-      -0-      -0-                  100
$1.50 Subordinated Cumulative Preferred     5,000,000  30,017   30,017  30,017      901      901      901
-------------------------------------------------------------------------------------------------------------------------------
                                                      102,926  103,021 103,294    5,964    5,974    5,994
Employees' Subordinated

   Convertible Preferred                    5,000,000  80,313   80,313  80,313    2,409    2,409    2,410         1.00*      1
-------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                     8,373    8,383    8,404
Employees' Preferred Stock Purchase Accounts                                       (428)    (439)    (446)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                            $ 7,945   $7,944   $7,958
===============================================================================================================================


 * Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

PREFERRED STOCK TRANSACTIONS

--------------------------------------------------------------------------------

IN THOUSANDS                                                                                     EMPLOYEES'
                                                                          NON-REDEEMABLE          PREFERRED              TOTAL
                                                         NON-REDEEMABLE       EMPLOYEES'              STOCK     NON-REDEEMABLE
                                                              PREFERRED        PREFERRED           PURCHASE          PREFERRED
                                                                  STOCK            STOCK           ACCOUNTS              STOCK
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1995                                         $5,994           $2,410             $ (461)            $7,943
------------------------------------------------------------------------------------------------------------------------------
Other                                                               -0-              -0-                 15                 15
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                          5,994            2,410               (446)             7,958
Other                                                               (20)              (1)                 7                (14)
------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                          5,974            2,409               (439)             7,944
------------------------------------------------------------------------------------------------------------------------------
Other                                                               (10)             -0-                 11                  1
------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                                         $5,964           $2,409              $(428)            $7,945
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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED
--------------------------------------------------------------------------------

The Company's shareholders' rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 10% or more of the Company's outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in September 2000, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company's common stock is acquired.

$1.50 SUBORDINATED CUMULATIVE PREFERRED STOCK:
Stated and liquidation values and redemption price--$30 per share.

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized: 40,000,000 shares; issued: January 31, 1998--26,264,109 shares; February 1, 1997--25,194,504 shares. There were 488,464 shares held in treasury at January 31, 1998 and February 1, 1997. Each outstanding share is entitled to one vote. At January 31, 1998, common shares were reserved as follows: 176,894 shares for conversion of preferred stock; 934,103 shares for the 1987 Stock Option Plan; 2,274,437 shares for the 1996 Stock Option Plan; 200,000 shares for executive stock options; 82,010 shares for the Restricted Stock Plan for Directors; and 686,861 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 31, 1998, 527,906 shares of common stock were issued for the exercise of stock options and 16,204 shares were issued as part of the Directors Restricted Stock Plan. In addition, 525,495 shares were issued in connection with a $6.7 million litigation settlement reflected in the Fiscal 1997 income statement.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED
--------------------------------------------------------------------------------

The February 1, 1993 indenture, under which the Company's 10 3/8% senior notes due 2003 were issued, limits the payment of dividends and redemptions of capital stock to the sum of $10 million plus (i) 50% of Consolidated Net Income (as defined) after April 30, 1993 and (ii) the aggregate Net Proceeds (as defined) received from the issuance or sale of capital stock after February 1, 1993. At January 31, 1998, the Company was in a deficit position of $79 million in its ability to pay dividends.

Due to the above restrictions, the Company suspended dividends in the fourth quarter of Fiscal 1994 and now has cumulative dividend arrearages in the amount of $362,926 for Series 1, $391,012 for Series 3, $331,317 for Series 4, and $191,358 for $1.50 Subordinated Cumulative Preferred Stock.

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
--------------------------------------------------------------------------------

                                                                                          NON-
                                                                                    REDEEMABLE          EMPLOYEES'
                                                                   COMMON            PREFERRED           PREFERRED
                                                                    STOCK                STOCK               STOCK
Issued at January 31, 1995                                     24,832,127              103,294              80,313
------------------------------------------------------------------------------------------------------------------
Exercise of options                                                 7,625                  -0-                 -0-
Other                                                               4,284                  -0-                 -0-
------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1996                                     24,844,036              103,294              80,313
------------------------------------------------------------------------------------------------------------------
Exercise of options                                               186,712                  -0-                 -0-
Issue shares - Employee Stock Purchase Plan                       161,329                  -0-                 -0-
Other                                                               2,427                 (273)                -0-
------------------------------------------------------------------------------------------------------------------
Issued at February 1, 1997                                     25,194,504              103,021              80,313
Exercise of options                                               457,848                  -0-                 -0-
Issue shares - Employee Stock Purchase Plan                        70,058                  -0-                 -0-
Issue shares - Litigation Settlement                              525,495                  -0-                 -0-
Other                                                              16,204                  (95)                -0-
------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1998                                     26,264,109              102,926              80,313
Less treasury shares                                              488,464                  -0-                 -0-
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 31, 1998                                25,775,645              102,926              80,313
==================================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13
INCOME TAXES
--------------------------------------------------------------------------------
Income tax expense (benefit) is comprised of the following:

--------------------------------------------------------------------------------

IN THOUSANDS                                                   1998          1997        1996
----------------------------------------------------------------------------------------------
Current
   U.S. federal                                              $  505        $  (70)     $   -0-
   Foreign                                                       55            41           25
   State                                                        -0-            22          -0-
Deferred
   U.S. federal                                                (505)         (415)         -0-
   Foreign                                                      (15)           -0-         -0-
   State                                                        -0-            -0-         -0-
----------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT)                           $   40        $ (422)     $    25
==============================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13
INCOME TAXES, CONTINUED
--------------------------------------------------------------------------------

Deferred tax assets and liabilities are comprised of the following:
--------------------------------------------------------------------------------

                                                                             JANUARY 31,          FEBRUARY 1,
IN THOUSANDS                                                                        1998                 1997
-------------------------------------------------------------------------------------------------------------
Pensions                                                                       $    (947)        $     (1,049)
Other                                                                               (164)                (219)
-------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                    (1,111)              (1,268)
-------------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                                   8,967               18,433
Net capital loss carryforwards                                                     7,900                8,013
Provisions for discontinued operations
   and restructurings                                                             13,352                7,685
Inventory valuation                                                                1,873                1,685
Expense accruals                                                                   5,497                7,836
Allowances for bad debts and notes                                                 1,695                1,802
Uniform capitalization costs                                                       2,463                2,206
Depreciation                                                                       4,641                2,106
Pensions                                                                             -0-                  201
Leases                                                                                28                  126
Other                                                                              1,160                  763
Tax credit carryforwards                                                           2,809                2,649
-------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                         50,385               53,505
-------------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                           (48,339)             (51,822)
-------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                        $     935         $        415
=============================================================================================================

The Company has net operating loss carryfowards available to offset future U.S. taxable income of approximately $23.0 million expiring in 2010 and 2011. The Company also has capital loss carryforwards available to offset future U.S. capital gains of approximately $20.5 million expiring in 2001.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                                                              1998          1997         1996
-------------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                                          34.00%        34.00%       34.00%
State taxes (net of federal tax benefit)                                      4.50          4.50         4.50
Deferred tax valuation allowance                                            (38.50)       (38.50)      (38.50)
Operating losses with no current tax benefit                                   -0-           -0-          -0-
Other                                                                          -0-          (2.9)         .01
--------------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                                             -0-          (2.9%)        .01%
==============================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 14
EMPLOYEE RETIREMENT BENEFITS
--------------------------------------------------------------------------------

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

PENSION EXPENSE

--------------------------------------------------------------------------------

IN THOUSANDS                                                                  1998             1997            1996
-------------------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                          $   1,476        $   1,490       $   1,914
Interest on projected benefit obligation                                     6,644            6,437           6,621
Actual return on plan assets                                               (10,802)         (12,505)        (12,522)
Deferral of current period asset gains (losses)                              4,211            6,601           7,089
Amortization of prior service cost                                            (146)            (146)            388
Amortization of net loss                                                       690            1,257             171
Amortization of transition obligation                                          983              983             983
-------------------------------------------------------------------------------------------------------------------
TOTAL PENSION EXPENSE                                                    $   3,056        $   4,117       $   4,644
===================================================================================================================

Pursuant to the Company's plan to exit the western boot business, the Company recorded a curtailment loss of $379,000 which was reflected in the $17.3 million restructuring charge recorded in the fourth quarter of Fiscal 1998.

ACTUARIAL ASSUMPTIONS
--------------------------------------------------------------------------------

                                                                                  1998          1997
------------------------------------------------------------------------------------------------------
Weighted average discount rate                                                    7.00%          7.50%
Salary progression rate                                                           5.00%          5.00%
Expected long-term rate of return on plan assets                                  9.50%          9.50%
-----------------------------------------------------------------------------------------------------

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 14
EMPLOYEE RETIREMENT BENEFITS, CONTINUED
--------------------------------------------------------------------------------

The weighted average discount rate used to measure the benefit obligation decreased from 7.50% to 7.00% from Fiscal 1997 to Fiscal 1998. The decrease in the rate increased the accumulated benefit obligation by $4.6 million and increased the projected benefit obligation by $5.4 million. The weighted average discount rate used to measure the benefit obligation increased from 7.00% to 7.50% from Fiscal 1996 to Fiscal 1997. The increase in the rate decreased the accumulated benefit obligation by $4.4 million and decreased the projected benefit obligation by $5.4 million.

The following table sets forth the funded status of the plan as of the measurement date (December 31) for the respective fiscal year:

FUNDED STATUS

--------------------------------------------------------------------------------

IN THOUSANDS                                                                1998            1997
------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                             $89,428         $82,534
   Non-vested benefit obligation                                           1,320           1,309
------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                         90,748         $83,843
================================================================================================
Projected benefit obligation
    for services rendered to date                                        $97,530         $91,350
Plan assets at fair value, primarily
   cash equivalents, common stock, notes and
   real estate                                                            84,848          81,077
------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS                                                           $12,682         $10,273
================================================================================================

At January 31, 1998 and February 1, 1997, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

BALANCE SHEET EFFECT

SFAS No. 87 requires the Company to recognize a pension liability ($5.9 million for Fiscal 1998 and $2.8 million for Fiscal 1997) equal to the amount by which the actuarial present value of the accumulated benefit obligation ($90.7 million for Fiscal 1998 and $83.8 million for Fiscal 1997) exceeds the fair value of the retirement plan's assets ($84.8 million for Fiscal 1998 and $81.1 million for Fiscal 1997). A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and unamortized transition obligation. Any excess of the pension liability above the intangible pension asset is recorded as a separate component and reduction of shareholders' equity. In Fiscal 1998, this resulted in the recording of an intangible asset of $3.3 million and a reduction to shareholders' equity of $1.2 million. In the prior year, an intangible asset of $4.8 million and a minimum pension liability of zero in shareholders' equity was recorded in the Company's balance sheet. The increase in the charge to shareholders' equity from $-0- in Fiscal 1997 to $1.2 in Fiscal 1998 results primarily from the decrease in the weighted average discount rate.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 14
EMPLOYEE RETIREMENT BENEFITS, CONTINUED
--------------------------------------------------------------------------------

A reconciliation of the plan's funded status to amounts recognized in the Company's balance sheet follows:
--------------------------------------------------------------------------------

IN THOUSANDS                                                                   1998           1997
----------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                       $(12,682)      $(10,273)
Unamortized transition obligation                                              3,299          4,914
Unrecognized net actuarial losses                                              9,250          9,060
Unrecognized prior service cost                                               (1,318)        (1,717)
---------------------------------------------------------------------------------------------------
Prepaid (Accrued) pension cost                                                (1,451)         1,984
Amount reflected as an intangible asset*                                      (3,299)        (4,750)
Amount reflected as minimum pension liability
   adjustment**                                                               (1,150)            -0-
----------------------------------------------------------------------------------------------------
AMOUNT REFLECTED AS PENSION LIABILITY***                                    $ (5,900)     $  (2,766)
===================================================================================================

    * Included in other non-current assets in the balance sheet.
   ** Included as a component of shareholders' equity in the balance sheet. *** Included in other long-term liabilities in the balance sheet.

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. The contribution expense to the Company for the matching program was approximately $1.0 million for Fiscal 1998 and $1.1 million for Fiscal 1997.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15
OTHER BENEFIT PLANS
--------------------------------------------------------------------------------

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

Postretirement benefit expense was $321,000, $258,000 and $256,000 for Fiscal 1998, 1997 and 1996, respectively. The components of postretirement benefit expense follow:

--------------------------------------------------------------------------------

IN THOUSANDS                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------------------
Service cost of benefits earned during the year                              $    79      $    83      $    64
Interest cost on accumulated postretirement benefits                             180          175          192
Amortization of net loss                                                          62          -0-          -0-
--------------------------------------------------------------------------------------------------------------
NET PERIODIC POSTRETIREMENT BENEFIT COST                                     $   321      $   258      $   256
==============================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15
OTHER BENEFIT PLANS, CONTINUED
--------------------------------------------------------------------------------

The funded status of the plan and amounts recognized in the financial statements at January 31, 1998 and February 1, 1997 were as follows:

--------------------------------------------------------------------------------

IN THOUSANDS                                                                          1998        1997
------------------------------------------------------------------------------------------------------
Postretirement benefit liability at beginning of year                             $  2,544    $  2,693
Net periodic postretirement benefit cost                                               321         258
Cash expenditures for benefits                                                        (203)       (771)
(Gain) loss due to actual experience                                                   (51)        475
Amortization of net loss                                                               (62)        -0-
Increase (decrease) in liability due to change in discount rate                        105        (111)
------------------------------------------------------------------------------------------------------
Postretirement benefit liability                                                     2,654       2,544
Unrecognized net loss                                                                 (645)       (653)
------------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED
   IN FINANCIAL STATEMENTS                                                        $  2,009    $  1,891
======================================================================================================

The weighted average discount rate used to determine the APBO at February 1, 1997 was 7.5% and 7.0% at January 31, 1998. The decrease in the rate resulted in an unrecognized loss of $105,000. The weighted average discount rate increased from 7.0% to 7.5% resulting in an unrecognized gain of $111,000 in Fiscal 1997. The APBO was determined using an assumed annual increase in the health care cost trend rate of 9.00% for Fiscal 1998. The trend rate is assumed to decrease gradually to 5.0% by Fiscal 2013. A one percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately $211,000 and increase the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $25,000.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 16
EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                      FOR THE YEAR ENDED                 FOR THE YEAR ENDED              FOR THE YEAR ENDED
                                         JAN. 31, 1998                      FEB. 1, 1997                    JAN. 31, 1996
                             ---------------------------------- -------------------------------- --------------------------------
(IN THOUSANDS, EXCEPT            INCOME     SHARES    PER-SHARE   INCOME      SHARES   PER-SHARE   INCOME      SHARES   PER-SHARE
     PER SHARE AMOUNTS)      (NUMERATOR)(DENOMINATOR)   AMOUNT (NUMERATOR)(DENOMINATOR)  AMOUNT (NUMERATOR)(DENOMINATOR)  AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   discontinued operations and
   extraordinary loss           $8,820                            $10,554                         $(3,781)

Less: Preferred stock dividends   (300)                              (301)                           (302)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders           8,520      25,464       $.33      10,253     24,540      $.42     (4,083)      24,347     $(.17)
                                                         ====                             ====                             =====

EFFECT OF DILUTIVE SECURITIES
   Options                                   1,393                             1,098                               -0-
   Contingent Options(1)                        67                               -0-                               -0-
   Employees' Preferred Stock(2)                80                                80                               -0-
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                  $8,520      27,004       $.32     $10,253     25,718      $.40    $(4,083)      24,347     $(.17)
================================================================================================================================

(1) These options refer to Fiscal 1997 and Fiscal 1998 and are contingent upon service to the Company and the Company's common stock trading at various prices. See Note 17 to the Consolidated Financial Statements under "Restricted Stock Options."

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The dilutive effect of the convertible preferred stock was not reflected in diluted earnings per share because it is antidilutive. The amount of the dividend for the period per common share obtainable on conversion is higher than basic earnings per share. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,816, 40,869 and 24,946, respectively.

Options to purchase 194,500 shares of common stock at $12.75 per share and 51,954 shares of common stock at $12.38 per share were outstanding at the end of Fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 100,000 shares of common stock at $9 per share and 344,500 shares of common stock at $11 per share were outstanding at the end of Fiscal 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
STOCK OPTION PLANS
--------------------------------------------------------------------------------

The Company's stock-based compensation plans, as of January 31, 1998, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. The compensation cost that has been charged against income for its restricted plans was $1.7 million for Fiscal 1998 and $980,000 for Fiscal 1997. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $100,000, $35,000 and $30,000 for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        FISCAL YEARS
                                                     ----------------------------------------------
(In thousands, except per share amounts)                  1998              1997               1996
                                                     ---------           -------            -------
Net Income                 As reported                $  8,651           $10,404            $10,071
                           Pro forma                     7,954           $10,394            $ 9,981

Diluted EPS                As reported                $   0.31           $  0.39            $  0.40
                           Pro forma                  $   0.28           $  0.39            $  0.40

Basic EPS                  As reported                $   0.33           $  0.41            $  0.40
                           Pro forma                  $   0.30           $  0.41            $  0.40


FIXED STOCK OPTION PLANS
The Company has three fixed option plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 2.3 million shares of common stock, which excludes 100,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under both plans vest 25% at the end of each year with the exception of shares granted February 20, 1995 which vest 20% at the end of each year and the 100,000 shares granted to the chief executive officer under the 1987 Plan which vested after one year.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
STOCK OPTION PLANS, CONTINUED
--------------------------------------------------------------------------------

With regard to the 100,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected and on the date of every third annual meeting of shareholders of the Company thereafter. The outside director restricted stock shall vest with respect to one-third of the shares each year. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 9,522 and 1,993 shares of restricted stock issued to directors for Fiscal 1998 and Fiscal 1997, respectively. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the Outside Director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 6,475 shares of Retainer Stock issued to directors for Fiscal 1998.

Under the 1996 Stock Incentive Plan, shares of restricted stock may be issued either alone, in addition to or in tandem with other awards granted under the Plan and/or cash awards made outside the Plan. To encourage stock ownership by key management employees, the Company has instituted a program allowing the chief executive officer, eight other executive officers and two high-level operating division employees to elect to receive part or all of their target awards under the Fiscal 1998 and Fiscal 1997 plans in the form of nonqualified stock options. The Fiscal 1998 options were granted February 25, 1997 and the Fiscal 1997 options were granted March 15, 1996. As of the grant date, the participants were permitted to elect to relinquish irrevocably all or a portion of the target award under the plan in exchange for a ten-year option to purchase shares of common stock at the closing price of the stock on the grant date. The option is to become exercisable one year from the date on which entitlement to the award under the plan for Fiscal 1998 and Fiscal 1997 is determined by the Company. Compensation cost charged against income for these options was $367,000 for Fiscal 1998 and $873,000 for Fiscal 1997.

The third fixed option plan is the executive stock option plan which granted 100,000 shares to the chief executive officer. The exercise price of these shares is equal to the market price of the Company's stock on the date of grant, the maximum term is 10 years and the options vested after six months.

The weighted-average fair value of each option granted in the fixed stock option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model -average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 45, 50 and 48 percent; risk-free interest rates of 6.0, 6.1 and 5.9 percent; and expected lives of six years for all plans.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
STOCK OPTION PLANS, CONTINUED
--------------------------------------------------------------------------------

A summary of the status of the Company's fixed stock option plans as of January 31, 1998, February 1, 1997 and January 31, 1996 and changes during the years ending on those dates is presented below:

                                            1998                           1997                            1996
                                 -----------------------------  -----------------------------  ----------------------------
                                             WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
FIXED OPTIONS                     SHARES      EXERCISE PRICE     SHARES       EXERCISE PRICE     SHARES     EXERCISE PRICE
-------------                    ---------   ----------------   --------    ----------------    ---------  -----------------
Outstanding at beginning of year 2,616,171     $  4.96          1,525,150       $3.35           1,431,475        $3.31
Granted                            377,370       11.40          1,346,883        6.48             245,000         3.47
Exercised                         (457,848)       5.23           (186,712)       3.44              (7,625)        2.91
Forfeited                           (7,038)       2.62            (69,150)       3.24            (143,700)        3.14
                                 ---------                      ---------                       ---------
Outstanding at end of year       2,528,655        5.88          2,616,171        4.96           1,525,150         3.35
                                 =========                      =========                       =========

Options exercisable at year-end    944,176                        970,571                         784,772
Weighted-average fair value of
    options granted during the year  $6.48                          $3.58                           $1.89


The following table summarizes information about fixed stock options outstanding at January 31, 1998:

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          --------------------------------------------------------  -------------------------------------
                             NUMBER         WEIGHTED-AVERAGE                              NUMBER
      RANGE OF            OUTSTANDING          REMAINING          WEIGHTED-AVERAGE     EXERCISABLE      WEIGHTED-AVERAGE
  EXERCISE PRICES         AT 1/31/98        CONTRACTUAL LIFE       EXERCISE PRICE       AT 1/31/98       EXERCISE PRICE
-----------------         -----------       ----------------      ----------------     -----------      -----------------
  $1.875 -  2.75             666,090           6.9 years            $  2.21               491,550            $2.25

   3.375 -  5.00           1,092,570           7.9                     4.57               305,751             4.23
    5.50 -  7.75              58,125           8.3                     7.31                14,500             7.31
    9.00 - 12.75             711,870           9.1                    11.21               132,375            11.00
                           ---------                                                      -------
  $1.875 - 12.75           2,528,655           7.0                     5.88               944,176             4.20
                           =========                                                      =======


RESTRICTED STOCK OPTIONS
On January 10, 1997, 200,000 shares of restricted stock were granted to the chairman of the board under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions lapsed for one third of the shares (66,667 shares) on January 31, 1998. The restrictions would lapse for another one third of the shares on January 31, 1999 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $12.50 per share for 20 consecutive trading days during Fiscal 1999. The restrictions would lapse for the last one third of the shares on January 31, 2000 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $15.00 per share for 20 consecutive trading days during Fiscal 2000. Compensation cost charged against income for these options was $1.3 million in Fiscal 1998 and $107,000 in Fiscal 1997.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
STOCK OPTION PLANS, CONTINUED
--------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to
1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Approximately 20 percent of eligible employees have participated in the Plan in the last 3 years. Under the Plan, the Company sold 70,058 shares, 161,329 shares and 4,284 shares to employees in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively: an expected life of 1 year for all years; expected volatility of 34, 52 and 68 percent; and risk-free interest rates of 5.6, 5.7 and 5.7 percent. The weighted-average fair value of those purchase rights granted in Fiscal 1998, Fiscal 1997 and Fiscal 1996 was $3.78, $3.26 and $1.73, respectively.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $436,000 and $448,000 at January 31, 1998 and February 1, 1997, respectively, and were secured at January 31, 1998, by 20,307 employees' preferred shares and 315 common shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 18
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

In March 1997, the Company accepted an offer to settle the Johnstown action for a payment of $31,350 and is now awaiting entry of an acceptable consent order and dismissal of that action. The Company remains a defendant in the Gloversville action. The environmental authorities have issued decisions selecting plans of remediation with respect to the Gloversville site with a total estimated cost of approximately $10.0 million. The Company has filed answers to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of future remediation costs, the availability of State funding to pay a portion of future remediation costs, the insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the Gloversville action. However, management does not presently expect the Gloversville action to have a material effect on the Company's financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 18
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be approximately $1.6 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for necessary access to the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. MDEQ advised the Company that it would review the results of the analysis for possible referral to the EPA for action under the Comprehensive Environmental Response Compensation and Liability Act. However, the Company is cooperating with MDEQ and has been advised by MDEQ that no EPA referral is presently contemplated. Neither MDEQ nor the EPA has threatened or commenced any enforcement action. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which a hydrogeological study was completed and submitted to MDEQ in March 1996. Additional studies regarding wastes on-site, groundwater and adjoining lake sediments have been performed and will serve as a basis for the Company's remedial action plan for the site. Although the Company has not yet completed or submitted a proposed remediation plan to MDEQ and although officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, the Company presently believes that an appropriate remediation plan can be implemented without a material effect on its financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 18
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

Other Legal Proceedings
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license and seeking damages of $20 million. The Company filed an answer denying all the material allegations of the plaintiff's complaint and does not presently expect the litigation to have a material effect upon its financial condition or results of operations.

On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not expect the action to have a material effect on its financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 19
BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

IN THOUSANDS                                                  1998            1997            1996
--------------------------------------------------------------------------------------------------
SALES TO UNAFFILIATED CUSTOMERS:
Footwear (shoes and accessories):
   Retail                                               $  355,791      $  283,546       $ 243,303
   Wholesale and manufacturing                             180,316         177,802         191,272
--------------------------------------------------------------------------------------------------
TOTAL SALES                                             $  536,107      $  461,348       $ 434,575
==================================================================================================

PRETAX EARNINGS (LOSS):
Footwear (shoes and accessories):
   Retail                                               $   39,682      $   26,519       $  17,881(3)
      % of applicable sales                                   11.2%            9.4%            7.3%
   Wholesale and manufacturing                             (10,468)(1)       8,108(2)       (1,754)(4)
      % of applicable sales                                   (5.8%)           4.6%           (0.9%)
--------------------------------------------------------------------------------------------------
Operating income                                            29,214          34,627          16,127
      % of total sales                                         5.4%            7.5%            3.7%
Corporate expenses:
   Interest expense, net                                    (8,862)         (8,741)         (9,645)
   Litigation settlement                                       -0-          (6,700)            -0-
   Other corporate expenses                                (11,492)         (9,054)        (10,238)
--------------------------------------------------------------------------------------------------
TOTAL PRETAX EARNINGS (LOSS)                            $    8,860      $   10,132       $  (3,756)
      % OF TOTAL SALES                                         1.7%            2.2%           (0.9%)
==================================================================================================

(1)  Includes restructuring and other charges in Fiscal 1998 of $17.7 million.

(2)  Includes a restructuring charge in Fiscal 1997 of $1.7 million.

(3)  Includes an asset impairment loss of $978,000.

(4)  Includes a restructuring charge in Fiscal 1996 of $14.1 million.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 19
BUSINESS SEGMENT INFORMATION, CONTINUED
--------------------------------------------------------------------------------

IN THOUSANDS                                                  1998                  1997              1996
----------------------------------------------------------------------------------------------------------
ASSETS:
Footwear:
   Retail                                                $ 106,034             $  78,721         $  67,482
   Wholesale and manufacturing                              72,379                79,424            74,290
----------------------------------------------------------------------------------------------------------
Total footwear                                             178,413               158,145           141,772
Corporate assets                                            68,404                63,509            56,034
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 246,817             $ 221,654         $ 197,806
==========================================================================================================

DEPRECIATION AND AMORTIZATION:
Footwear:
   Retail                                                $   5,887             $   4,811         $   4,755
   Wholesale and manufacturing                               1,995                 1,866             1,691
----------------------------------------------------------------------------------------------------------
Total footwear                                               7,882                 6,677             6,446
Corporate                                                    1,011                 1,070               908
----------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                      $   8,893             $   7,747         $   7,354
==========================================================================================================

ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES:

Footwear:
   Retail                                                $  17,116             $  11,151        $    4,364
   Wholesale and manufacturing                               1,968                 2,948             2,514
----------------------------------------------------------------------------------------------------------
Total footwear                                              19,084                14,099             6,878
Men's apparel                                                  -0-                   -0-                 9
Corporate                                                    5,641                   541             1,677
----------------------------------------------------------------------------------------------------------
TOTAL ADDITIONS TO PLANT, EQUIPMENT
   AND CAPITAL LEASES                                    $  24,725             $  14,640        $    8,564
==========================================================================================================

                                   GENESCO INC.
                                   AND CONSOLIDATED SUBSIDIARIES
                                   Notes to Consolidated Financial Statements

NOTE 20
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                                1ST QUARTER                 2ND QUARTER                        3RD QUARTER
(IN THOUSANDS, EXCEPT                       --------------------      --------------------------        ----------------------------
 PER SHARE AMOUNTS)                             1998        1997            1998            1997             1998            1997
----------------------------------------------------------------      --------------------------        ----------------------------
Net sales                                   $114,185    $100,219        $120,024        $102,955         $147,046        $124,109

Gross margin                                  47,872      40,588          49,128          40,813           60,659          51,188

Pretax earnings (loss)                         2,199         501           4,177(1)        2,251            9,577           5,993(3)

Earnings (loss) before
  discontinued operations
  and extraordinary loss                       2,182         966           4,133           2,223            9,522           5,903

Net earnings (loss)                            2,182         966           4,133           2,073            9,353(2)        5,903

Diluted earnings (loss) per common share:
 Before discontinued operations and
   extraordinary loss                            .08         .04             .15             .08              .35             .23
 Net earnings (loss)                             .08         .04             .15             .08              .34             .23
=================================================================================================================================

NOTE 20
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 4TH QUARTER                        FISCAL YEAR
(IN THOUSANDS, EXCEPT                                   -----------------------------       -------------------------
 PER SHARE AMOUNTS)                                         1998                 1997            1998           1997
---------------------------------------------------------------------------------------------------------------------
Net sales                                               $154,852             $134,065        $536,107       $461,348

Gross margin                                              65,250               54,486         222,909        187,075

Pretax earnings (loss)                                    (7,093)(4)            1,387(5)        8,860         10,132

Earnings (loss) before
  discontinued operations
  and extraordinary loss                                  (7,017)               1,462           8,820         10,554

Net earnings (loss)                                       (7,017)               1,462           8,651         10,404

Diluted earnings (loss) per common share:
 Before discontinued operations and
   extraordinary loss                                       (.28)                 .05             .32            .40
 Net earnings (loss)                                        (.28)                 .05             .31            .39
=================================================================================================================================


  (1)        Includes a restructuring gain of $0.3 million (see Note 2).

  (2) Includes a $169,000 extraordinary loss for early retirement of debt (see Note 10).

  (3)        Includes a restructuring charge of $1.7 million (see Note 2).

  (4)        Includes a restructuring charge of $18.0 million (see Note 2).

  (5)        Includes a litigation settlement charge of $6.7 million
             (see Note 18).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
None.

                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 17, 1998 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

ITEM 11, EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
The Company incorporates by reference the (i) information regarding the compensation of directors of the Company to appear under the heading "Director Compensation" in the Proxy Statement and (ii) information regarding the compensation of the Company's executive officers to appear under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
--------------------------------------------------------------------------------
Information regarding beneficial ownership of the Company's voting securities by
(i) the Company's directors, (ii) certain executive officers and (iii) the officers and directors of the Company as a group is incorporated by reference to the Proxy Statement.

The following information regarding beneficial ownership on February 28, 1998 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                          CLASS OF               NO. OF        PERCENT OF
NAME AND ADDRESS                                           STOCK*                SHARES          CLASS
----------------                                          --------               ------        ----------
Entrust Capital Inc.                                       Common             2,559,041(1)         9.9
650 Madison Ave.
New York, NY  10022

Eagle Asset Management, Inc.                               Common             2,643,860(2)        10.3
880 Carillon Parkway
St. Petersburg, FL  33776

                                                          CLASS OF               NO. OF        PERCENT OF
NAME AND ADDRESS                                           STOCK*                SHARES          CLASS
----------------                                          --------               ------        ----------
Jeannie Bussetti                                           Series 1               3,000             8.1
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                                            Series 1               2,000             5.4
52 South Lilburn Drive
Garnerville, NY  10923

Ronald R. Bussetti                                         Series 1               2,000             5.4
12 Carteret Drive
Pomona, NY   10970

S. Robert Weltz, Jr.                                       Series 1               2,308             6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Empire & Co.                                               Series 3               4,226            21.8
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ  07303

Estate of Hyman Fuhrman, Deceased                          Series 3               1,081             5.6
c/o Sylvia Fuhrman
3801 South Ocean Drive
Apt. PHG
Hollywood, FL   33020

Clinton Grossman                                           Series 3               1,965(3)         10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Hazel Grossman                                             Series 3               1,074             5.5
30 Argyle Ave., Apt. 209
Riverside, RI  02915

Roselyn Grossman                                           Series 3               1,965(3)         10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT   06604

                                                          CLASS OF               NO. OF        PERCENT OF
NAME AND ADDRESS                                           STOCK*                SHARES          CLASS
----------------                                          --------               ------        ----------
Stanley Grossman                                           Series 3                1,965(2)          10.1
3200 Park Avenue
Apt. 7A-1
Bridgeport, CT  06604

Jack Rubens                                                Series 3                1,514              7.8
5114 Windsor Parke Dr.
Boca Raton, FL  33496

Michael Miller, Trustee                                    Series 4                5,605             34.2
Under Will of David Evins
c/o Bloom Hochberg & Co., Inc.
450 7th Avenue
New York, NY   10123

Mathew Evins                                               Series 4                2,571             15.7
c/o Evins Communications Ltd.
635 Madison Ave.
New York, NY  10022

Melissa Evins                                              Series 4                2,893             17.6
417 East 57th Street
New York, NY   10022

Reed Evins                                                 Series 4                2,418             14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                                        Subordinated            2,413              8.0
221 Evelyn Avenue                                          Cumulative
Nashville, TN   37205                                      Preferred

--------------

* See Note 12 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)      This information is from an Amendment to Schedule 13G dated January 30,
         1998.

(2) This information is from an Amendment to Schedule 13G dated March 13, 1998. Eagle Asset Management has advised the Company that, since March 13, 1998, it has reduced its beneficial ownership to less than 10% of the outstanding Common Stock.

(3) Owned by a trust of which Roselyn Grossman, Stanley Grossman and Clinton Grossman are trustees.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
The Company incorporates by reference information appearing under the heading "Certain Relationships and Related Transactions" included in the Company's Proxy Statement.

                                     PART IV

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 31, 1998 and February 1, 1997
Consolidated Earnings, each of the three fiscal years ended 1998, 1997 and 1996 Consolidated Cash Flows, each of the three fiscal years ended 1998, 1997 and 1996
Consolidated Shareholders' Equity, each of the three fiscal years ended 1998,
  1997 and 1996
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

II    -Reserves, each of the three fiscal years ended 1998, 1997 and 1996

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 77.

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

   (10)    a.   Form of Split-Dollar Insurance Agreement with Executive
                Officers. Incorporated by reference to Exhibit (10)a to the Company's Annual Report on Form 10-K for the fiscal year ended
                February 1, 1997.
           b.   Key Executives Stock Option Plan and Form of Stock Option
                Agreement. Incorporated by reference to Exhibit (10)c to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993.
           c.   Form of Officers and Key Executives Change-in-Control Employment
                Agreement. Incorporated by reference to Exhibit (10)d to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993.
           d.   1987 Stock Option Plan and Form of Stock Option Agreement.
                Incorporated by reference to Exhibit (10)e to the Company's
                Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

           e. 1996 Stock Incentive Plan. Incorporated by reference to Registration Statement on Form S-8 filed July 19, 1996 (File No. 33-08463).
           f. 1998 Management Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
           g.   1999 Management Incentive Compensation Plan.
           h. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           i. Modified and Restated Loan Agreement dated as of September 24, 1997 among the Company and The First National Bank of Chicago, NationsBank, N.A. and Bank of America, FSB. Incorporated by reference to Exhibit (10)l to the Company's Quarterly Report of Form 10-Q for the quarter ended November 1, 1997. First Amendment to Modified and Restated Loan Agreement dated as of January 30, 1998. Second Amendment to Modified and Restated
                Loan Agreement dated as of March 31, 1998.
           j. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
           k. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.
           l. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York. First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Registration Statement on Form 8-A filed August 15, 1990 (File No. 1-3083). Second Amendment to the Rights Agreement dated as of March 24, 1998. Incorporated by reference to Registration Statement on Form 8-A filed March 25, 1998 (File No. 1-3083).
           m. Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended
                February 1, 1997.
           n. Nonqualified Stock Option Agreement as amended and restated through December 21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)x to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
           o. Nonqualified Stock Option Agreement dated as of December 21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)y to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

   (21)     Subsidiaries of the Company.
   (23)     Consent of Independent Accountants included on page 75.
   (24)     Power of Attorney
   (27)     Financial Data Schedule (For SEC use only)

Exhibits (10)a through (10)h and (10)m through (10)o are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

---------------


A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
None.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 2-86509 and 33-52858) and the Registration Statements on Form S-8 (Nos. 2-61487, 2-70824, 33-15835, 33-30828, 33-35329, 33-50248, 33-62653 and 33-08463) of Genesco Inc.
of our report dated February 24, 1998 appearing on page 30 of this Form 10-K.



/s/ PRICE WATERHOUSE LLP

Nashville, Tennessee
March 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENESCO INC.

                                    By: /s/James S. Gulmi
                                       -----------------------------------
                                       James S. Gulmi
                                       Senior Vice President - Finance


Date:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the thirtieth day of March, 1998.

/s/Ben T. Harris                           President and Chief Executive Officer
---------------------------------------    and a Director
Ben T. Harris


/s/James S. Gulmi                          Senior Vice President - Finance
---------------------------------------    (Principal Financial Officer)
James S. Gulmi


/s/Paul D. Williams                        Chief Accounting Officer
---------------------------------------
Paul D. Williams


Directors:

David M. Chamberlain*                      Kathleen Mason*

W. Lipscomb Davis, Jr.*                    William A. Williamson, Jr.*

John Diebold*                              William S. Wire, II*

Harry D. Garber*                           Gary M. Witkin*

Joel C. Gordon*

*By /s/Roger G. Sisson
---------------------------------------
        Roger G. Sisson
        Attorney-In-Fact

                                             GENESCO INC.

                                             AND CONSOLIDATED SUBSIDIARIES


                                             Financial Statement Schedules

                                             January 31, 1998

                                                                      SCHEDULE 2

                                         GENESCO INC.
                                         AND CONSOLIDATED SUBSIDIARIES
                                         Reserves

--------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1998
--------------------------------------------------------------------------------

                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER        INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS      (DECREASES)        BALANCE
----------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
Allowance for bad debts                    $3,353             809            274(1)       (3,448)(2)    $    988
Allowance for cash discounts                  168             -0-            -0-            (166)(3)           2
Allowance for sales returns                   483             -0-            -0-            (118)(4)         365
Allowance for customer deductions             621             -0-            -0-             385 (5)       1,006
Allowance for co-op advertising               667             -0-            -0-            (278)(6)         389
----------------------------------------------------------------------------------------------------------------
TOTALS                                     $5,292             809            274          (3,625)        $ 2,750
================================================================================================================

YEAR ENDED FEBRUARY 1, 1997
----------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER       INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS      (DECREASES)        BALANCE
----------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
Allowance for bad debts                    $2,065           2,847            151(1)       (1,710)(2)     $3,353
Allowance for cash discounts                  119             -0-            -0-              49 (3)        168
Allowance for sales returns                   483             -0-            -0-             -0- (4)        483
Allowance for customer deductions             984             -0-            -0-            (363)(5)        621
Allowance for co-op advertising               545             -0-            -0-             122 (6)        667
---------------------------------------------------------------------------------------------------------------
TOTALS                                     $4,196           2,847            151          (1,902)        $5,292
===============================================================================================================

YEAR ENDED JANUARY 31, 1996
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER       INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)        BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:

Allowance for bad debts                    $1,127           3,029             55(1)       (2,146)(2)     $2,065
Allowance for cash discounts                  117             -0-            -0-               2 (3)        119
Allowance for sales returns                   540             -0-            -0-             (57)(4)        483
Allowance for customer deductions             258             -0-            -0-             726 (5)        984
Allowance for co-op advertising               537             -0-            -0-               8 (6)        545
---------------------------------------------------------------------------------------------------------------
TOTALS                                     $2,579           3,029             55          (1,467)        $4,196
===============================================================================================================


Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $345,000 in 1998, $292,000 in 1997, and $279,000 in 1996 to the addition above, the total bad debt expense amounted to $1,345,000 in 1998, $3,139,000 in 1997, and $3,308,000 in 1996.
-------------------------------------------------------------------------------
(1)      Bad debt recoveries.
(2)      Bad debt charged to reserve and transfers to operations to be divested.
(3) Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(4) Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(5) Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(6) Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.

See Note 3 to the Consolidated Financial Statements included in Item 8.