Form 10-Q
period 1998-05-02
GENESCO INC
filed 1998-06-16
CIK 18498

                                                                  [GENESCO LOGO]
--------------------------------------------------------------------------------

(Mark One)                    FORM 10-Q
   [X]     Quarterly Report Pursuant To
             Section 13 or 15(d) of the
        Securities Exchange Act of 1934
                      For Quarter Ended
                            May 2, 1998

   [ ]    Transition Report Pursuant To
             Section 13 or 15(d) of the
        Securities Exchange Act of 1934

     Securities and Exchange Commission
                 Washington, D.C. 20549
             Commission File No. 1-3083

                                            -----------------------------------
                                            GENESCO INC.
                                            A Tennessee Corporation
                                            I.R.S. No. 62-0211340
                                            Genesco Park
                                            1415 Murfreesboro Road
                                            Nashville, Tennessee 37217-2895
                                            Telephone 615/367-7000
                                            -----------------------------------


                                            Indicate by check mark whether the
                                            registrant (1) has filed all reports
                                            required to be filed by Section 13
                                            or 15(d) of the Securities Exchange
                                            Act of 1934 during the preceding 12
                                            months (or such shorter period that
                                            the registrant was required to file
                                            such reports with the commission)
                                            and (2) has has been subject to such
                                            filing requirements for the past 90
                                            days. Yes [X] No [ ]

-------------------------------------------------------
Common Shares Outstanding June 5, 1998 - 25,990,988

INDEX

----------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
----------------------------------------------------------------------------------------------------------------
Part 1 - Financial Information                                                                                3
----------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet - May 2, 1998, January 31, 1998 and
       May 3, 1997                                                                                            3
----------------------------------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended
       May 2, 1998 and May 3, 1997                                                                            4
----------------------------------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended
       May 2, 1998 and May 3, 1997                                                                            5
----------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
       January 31, 1998 and Three Months Ended May 2, 1998                                                    6
----------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                    7
----------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                                 19
----------------------------------------------------------------------------------------------------------------
Part II - Other Information                                                                                  29
----------------------------------------------------------------------------------------------------------------
Signature                                                                                                    30
----------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands


------------------------------------------------------------------------------------------------------------------------------------
                                                                               MAY 2,              JANUARY 31,              MAY 3,
                                                                                1998                  1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS

Cash and short-term investments                                               $ 127,702             $  49,276             $  26,421
Accounts receivable                                                              22,281                20,339                34,811
Inventories                                                                     111,089               102,042               108,191
Other current assets                                                              5,472                 5,802                 4,326
Current assets of operations to be divested                                      12,877                17,105                   -0-
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            279,421               194,564               173,749
------------------------------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                                         49,942                44,810                37,870
Other noncurrent assets                                                          11,538                 6,623                 8,912
Noncurrent assets of operations to be divested                                      638                   820                   -0-
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 341,539             $ 246,817             $ 220,531
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Debt to be retired                                                            $  75,000             $      -0-            $      -0-
Accounts payable and accrued liabilities                                         62,811                71,994                59,842
Provision for discontinued operations                                             2,967                 3,017                 3,210
Current payments on capital leases                                                   94                   240                   558
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       140,872                75,251                63,610
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  103,500                75,000                75,000
Capital leases                                                                       38                    39                   167
Other long-term liabilities                                                      11,850                14,219                11,885
Provision for discontinued operations                                             9,832                10,344                11,161
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               266,092               174,853               161,823
------------------------------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 11)

SHAREHOLDERS' EQUITY

  Non-redeemable preferred stock                                                  7,945                 7,945                 7,945
  Common shareholders' equity:
     Par value of issued shares                                                  26,477                26,264                25,503
     Additional paid-in capital                                                 133,052               132,218               125,042
     Accumulated deficit                                                        (73,020)              (75,456)              (81,925)
     Accumulated other comprehensive income                                      (1,150)               (1,150)                  -0-
     Treasury shares, at cost                                                   (17,857)              (17,857)              (17,857)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       75,447                71,964                58,708
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 341,539             $ 246,817             $ 220,531
====================================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                         Consolidated Earnings
                         Three Months Ended
                         In Thousands


----------------------------------------------------------------------
                                            MAY 2,             MAY 3,
                                             1998               1997
----------------------------------------------------------------------
Net sales                                 $ 133,808          $ 114,185
Cost of sales                                75,987             66,313
Selling and administrative expenses          51,984             43,431
----------------------------------------------------------------------
Earnings from operations before
   other income and expenses                  5,837              4,441
----------------------------------------------------------------------
Other expenses (income):
   Interest expense                           2,889              2,545
   Interest income                             (805)              (416)
   Other expense                                246                113
----------------------------------------------------------------------
Total other (income) expenses, net            2,330              2,242
----------------------------------------------------------------------
Pretax earnings                               3,507              2,199
Income taxes (benefit)                         (281)                17
----------------------------------------------------------------------
NET EARNINGS                              $   3,788          $   2,182
======================================================================
Basic earnings per common share           $     .14          $     .08
Diluted earnings per common share         $     .14          $     .08
======================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Three Months Ended
                          Consolidated Cash Flows
                          In Thousands

-----------------------------------------------------------------------------------------------------------------
                                                                                       MAY 2,             MAY 3,
                                                                                        1998               1997
-----------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                          $   3,788          $  2,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                             2,385             2,151
Provision for losses on accounts receivable                                                 554             1,005
Other                                                                                       263               222
Effect on cash of changes in working capital and other assets and liabilities:
       Accounts receivable                                                                 (765)           (1,427)
       Inventories                                                                       (6,549)          (12,307)
       Other current assets                                                                 330               183
       Accounts payable and accrued liabilities                                         (11,024)           (5,542)
       Other assets and liabilities                                                      (2,842)              231
-----------------------------------------------------------------------------------------------------------------
Net cash used in operations                                                             (13,860)          (13,302)
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Capital expenditures                                                              (7,484)           (5,684)
       Proceeds from asset sales                                                            -0-                78
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (7,484)           (5,606)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Payments on capital leases                                                          (147)             (760)
       Long-term borrowings                                                             103,500               -0-
       Exercise of options and related income tax benefits                                1,020             2,714
       Deferred note expense                                                             (3,474)              -0-
       Other                                                                             (1,129)              -0-
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                99,770             1,954
-----------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                            78,426           (16,954)
Cash and short-term investments at beginning of period                                   49,276            43,375
-----------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                      $ 127,702          $ 26,421
=================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
       Interest                                                                       $   4,534          $  4,437
       Income taxes                                                                        (177)                8
=================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Consolidated Shareholders' Equity
                        In Thousands


                                                          TOTAL
                                                 NON-REDEEMABLE                       ADDITIONAL
                                                      PREFERRED          COMMON          PAID-IN      ACCUMULATED      TREASURY
                                                          STOCK           STOCK          CAPITAL        (DEFICIT)         STOCK
---------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                                  $7,944        $25,195         $122,615        $(84,107)       $(17,857)
=================================================================================================================================
Exercise of options                                          -0-            458            2,809             -0-             -0-
Issue shares - Employee Stock Purchase Plan                  -0-             70              496             -0-             -0-
Net earnings                                                 -0-            -0-              -0-           8,651             -0-
Issue shares - litigation settlement                         -0-            525            6,175             -0-             -0-
Tax effect of exercise of stock options                      -0-            -0-               42             -0-             -0-
Minimum pension liability adjustment                         -0-            -0-              -0-             -0-             -0-
Other                                                          1             16               81             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                                  $7,945        $26,264         $132,218        $(75,456)       $(17,857)
=================================================================================================================================
Net earnings                                                 -0-            -0-              -0-           3,788             -0-
Dividends paid                                               -0-            -0-              -0-          (1,352)            -0-
Exercise of options                                          -0-            208              812             -0-             -0-
Other                                                        -0-              5               22             -0-             -0-
---------------------------------------------------------------------------------------------------------------------------------
BALANCE MAY 2, 1998                                       $7,945        $26,477         $133,052        $(73,020)       $(17,857)
=================================================================================================================================


                                                   ACCUMULATED                 TOTAL
                                                         OTHER                SHARE-
                                                 COMPREHENSIVE              HOLDERS'
                                                        INCOME                EQUITY
-------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                             $    -0-               $ 53,790
=====================================================================================
Exercise of options                                       -0-                  3,267
Issue shares - Employee Stock Purchase Plan               -0-                    566
Net earnings                                              -0-                  8,651
Issue shares - litigation settlement                      -0-                  6,700
Tax effect of exercise of stock options                   -0-                     42
Minimum pension liability adjustment                   (1,150)                (1,150)
Other                                                     -0-                     98
-------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                             $ (1,150)              $ 71,964
=====================================================================================
Net earnings                                              -0-                  3,788
Dividends paid                                            -0-                 (1,352)
Exercise of options                                       -0-                  1,020
Other                                                     -0-                     27
-------------------------------------------------------------------------------------
BALANCE MAY 2, 1998                                  $ (1,150)              $ 75,447
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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

INTERIM STATEMENTS

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 1999 ("Fiscal 1999") and of the fiscal year ended January 31, 1998 ("Fiscal 1998"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at January 31, 1998 and May 2, 1998, are short-term investments of $45.6 million and $124.0 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
------------------------------------------------------------------------------

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1998 and May 2, 1998, the Company had approximately $15.0 million and $20.3 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately seven months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
------------------------------------------------------------------------------

INCOME TAXES

Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards limited, in the case of deferred tax assets, to the amount the Company believes is more likely than not to be realized in the foreseeable future.

NOTE 2
RESTRUCTURINGS
------------------------------------------------------------------------------

Fiscal 1998 Restructuring

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

On June 12, 1998, the Company and Texas Boot Inc. entered into an agreement providing for the purchase by Texas Boot Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. Based on the agreement, the Company anticipates that the charges to earnings and asset writedowns taken in connection with the Boot Divestiture should be sufficient to complete the exit from the western boot business. The transaction is expected to close during the quarter ending August 1, 1998, but is subject to expiration of Hart-Scott-Rodino waiting periods and other customary closing conditions.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

The Company's actions relating to the Boot Divestiture and other charges are expected to be completed in Fiscal 1999 and are expected to result in the elimination of approximately 640 jobs, including all positions related to the western boot business and the Boot Factory retail chain. During the first quarter ended May 2, 1998, the Company closed its Iuka, Mississippi manufacturing plant. Primarily due to the closing of the plant, 171 jobs of the approximately 640 jobs were eliminated in the first quarter of Fiscal 1999.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE

-------------------------------------------------------------------------------------------------------------------
                                                                                  MAY 2,                JANUARY 31,
IN THOUSANDS                                                                        1998                       1998
-------------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                       $ 20,789                   $ 19,947
Miscellaneous receivables                                                          4,867                      3,142
-------------------------------------------------------------------------------------------------------------------
Total receivables                                                                 25,656                     23,089
Allowance for bad debts                                                           (1,370)                      (988)
Other allowances                                                                  (2,005)                    (1,762)
-------------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                         $ 22,281                   $ 20,339
===================================================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 7% of the Company's trade receivables balance as of May 2, 1998.


NOTE 4
INVENTORIES

-------------------------------------------------------------------------------------------------------------------
                                                                                  MAY 2,                JANUARY 31,
IN THOUSANDS                                                                        1998                       1998
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                                 $    3,833                 $    4,452
Work in process                                                                    2,364                      2,261
Finished goods                                                                    21,237                     28,458
Retail merchandise                                                                83,655                     66,871
-------------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                             $  111,089                 $  102,042
===================================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

--------------------------------------------------------------------------------------------------------------
                                                                                MAY 2,             JANUARY 31,
IN THOUSANDS                                                                      1998                    1998
--------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                    $       263             $       263
   Buildings and building equipment                                              2,444                   2,515
   Machinery, furniture and fixtures                                            34,207                  34,338
   Construction in progress                                                      9,220                   6,767
   Improvements to leased property                                              48,675                  51,136
Capital leases:
   Land                                                                            -0-                     -0-
   Buildings                                                                       200                     200
   Machinery, furniture and fixtures                                             4,472                   4,777
--------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                    99,481                  99,996
Accumulated depreciation and amortization:
   Plant and equipment                                                         (45,113)                (50,519)
   Capital leases                                                               (4,426)                 (4,667)
--------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                    $    49,942             $    44,810
==============================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 6
ASSETS OF OPERATIONS TO BE DIVESTED

                                                                                           MAY 2,             JANUARY 31,
IN THOUSANDS                                                                                 1998                    1998
-------------------------------------------------------------------------------------------------------------------------
Current assets:
   Accounts receivable, net of allowance of $3,293 and $3,325
      for May 2, 1998 and January 31, 1998, respectively                                 $  5,953                $  7,684
   Inventory                                                                                6,920                   9,418
   Other current assets                                                                         4                       3
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     $ 12,877                $ 17,105
=========================================================================================================================
Noncurrent assets:
    Plant and equipment                                                                       630                     783
    Capitalized lease rights                                                                    8                      37
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                                                  $    638                $    820
=========================================================================================================================

NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                                            EMPLOYEE
                                                                             RELATED
IN THOUSANDS                                                                    COSTS*          OTHER               TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                                    $ 12,036         $  1,325            $ 13,361
Charges and adjustments, net                                                    (452)            (110)               (562)
-------------------------------------------------------------------------------------------------------------------------
Balance May 2, 1998                                                         $ 11,584         $  1,215            $ 12,799
Current portion                                                                1,867            1,100               2,967
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                                   $  9,717         $    115            $  9,832
=========================================================================================================================
*Union pension withdrawal liability.

RESTRUCTURING RESERVES

                                                          EMPLOYEE           FACILITY
                                                           RELATED           SHUTDOWN
IN THOUSANDS                                                 COSTS              COSTS             OTHER             TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                  $  3,593           $  1,983           $  1,532         $  7,108
Charges and adjustments, net                                (1,244)              (267)              (253)          (1,764)
-------------------------------------------------------------------------------------------------------------------------
Balance May 2, 1998                                       $  2,349           $  1,716           $  1,279         $  5,344
Current portion (included in accounts
   payable and accrued liabilities)                          2,349              1,139              1,099            4,587
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)              $    -0-           $    577           $    180         $    757
=========================================================================================================================

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 8
LONG-TERM DEBT

-------------------------------------------------------------------------------------------------------------------
                                                                                       MAY 2,           JANUARY 31,
IN THOUSANDS                                                                             1998                  1998
-------------------------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                              $  75,000              $ 75,000
5 1/2% convertible subordinated notes due April 2005                                  103,500                   -0-
-------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                  178,500                75,000
Current portion - debt to be retired                                                  (75,000)                  -0-
-------------------------------------------------------------------------------------------------------------------
Total Non-current Portion of Long-term Debt                                          $103,500              $ 75,000
===================================================================================================================

REVOLVING CREDIT AGREEMENT:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement, as amended March 31, 1998, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss recognized in the third quarter of Fiscal 1998 of $169,000. Outstanding letters of credit at May 2, 1998 were $12.9 million.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.5% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.425% per annum on $65.0 million and also varies based on the pricing ratio. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any Fiscal Year and ending on April 15 of the following Fiscal Year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at May 2, 1998.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003. These notes were redeemed May 8, 1998 resulting in a $3.7 million extraordinary loss for early retirement of debt to be reflected in the Company's second quarter results.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 8
LONG-TERM DEBT, CONTINUED
------------------------------------------------------------------------------

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes will be convertible into
47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith resulting in an extraordinary loss of $3.7 million to be reflected in the Company's second quarter results, 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes.

The indenture does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.


NOTE 9
COMPREHENSIVE INCOME
------------------------------------------------------------------------------

The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for the quarter ended May 2, 1998 or May 3, 1997.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE

---------------------------------------------------------------------------------------------------------------------------------
                                            FOR THE THREE MONTHS ENDED                          FOR THE THREE MONTHS ENDED
                                                    MAY 2, 1998                                          MAY 3, 1997
                                      -------------------------------------------         ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE          INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)   AMOUNT
---------------------------------------------------------------------------------------------------------------------------------

Net Earnings                                $3,788                                           $2,182

Less: Preferred stock dividends                (75)                                             (75)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                       3,713           25,915         $.14              2,107           24,915         $.08
                                                                            ====                                             ====

Plus:  Interest on 5 1/2% convertible
    subordinated notes                         417                                              -0-

EFFECT OF DILUTIVE SECURITIES
   Options                                                    1,355                                            1,317
   5 1/2% convertible subordinated notes                      1,297                                               -0-
   Contingent Options(1)                                        200                                               67
   Employees' Preferred Stock(2)                                 80                                               80
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $4,130           28,847         $.14             $2,107           26,379         $.08
=================================================================================================================================

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 11
LEGAL PROCEEDINGS
------------------------------------------------------------------------------

New York State Environmental Proceedings
The Company was a defendant in two separate civil actions filed by the State of New York; one against the City of Gloversville, New York, and 33 other private defendants and the other against the City of Johnstown, New York, and 14 other private defendants. In addition, third party complaints and cross claims were filed against numerous other entities, including the Company, in both actions. These actions arose out of the alleged disposal of certain hazardous material directly or indirectly in municipal landfills and seek recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources.

In March 1997, the Company accepted an offer to settle the Johnstown action pursuant to which the action has been dismissed for a payment of $31,350. The Company remains a defendant in the Gloversville action. The environmental authorities have selected a plan of remediation for the Gloversville site with a total estimated cost of approximately $10.0 million. The Company has filed an answer to the complaint in the Gloversville case denying liability and asserting numerous defenses. Because of uncertainties related to the ability or willingness of the other defendants, including the municipalities involved, to pay a portion of remediation costs, the availability of State funding and insurance coverage, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the Gloversville action. However, management does not presently expect the Gloversville action to have a material effect on the Company's financial condition or results of operations.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 11
LEGAL PROCEEDINGS, CONTINUED
------------------------------------------------------------------------------

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

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company has proposed a remedial action plan involving installation of horizontal wells to capture groundwater from a portion of the site, treatment of the groundwater either after its use in the manufacturing process or through an air sponge system, and installation of monitoring wells. The Company's consulting engineers preliminarily estimate capital cost associated with the plan to be in the range of $100,000 to $180,000 with operations and maintenance cost in the range of $10,000 to $15,000 per year. Based on its present expectations for the plan and assuming its approval by the MDEQ, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan is not expected to address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. The Company is at present unable to predict whether and to what extent it may in the future be required to participate in a remediation of lake sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 11
LEGAL PROCEEDINGS, CONTINUED
------------------------------------------------------------------------------

Other Legal Proceedings
On October 6, 1995, a prior holder of a license to manufacture and market western boots and other products under a trademark now licensed to the Company filed an action in the District Court of Dallas County, Texas against the Company and a contract manufacturer alleging tortious interference with a business relationship, breach of contract, tortious interference with a contract, breach of a confidential relationship and civil conspiracy based on the Company's entry into the license and seeking damages of $20 million. The Company paid $400,000 to settle the litigation and it was dismissed in April 1998.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include softness in the general retail environment, particularly as it may result in changing buying patterns by customers of the Company's wholesale divisions, the timing and acceptance of products being introduced to the market, international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 11 to the Consolidated Financial Statements, the solvency of the retail customers of the Company, the level of margins achievable in the marketplace and the ability to minimize operating expenses and to deal with changes in markets for the Company's products, including the market for tanned leather used in military footwear. The continuing weakening of the western boot market has caused declining sales in the Company's western boot business and erosion of its retail customer base, leading to the Company's decision to exit the western boot business ("Boot Divestiture") and the related charges discussed below. In addition to the risks and uncertainties discussed above, the Company's ability to execute the plans and realize the estimates of value reflected for the Boot Divestiture may adversely affect future results, liquidity and capital resources. Additionally, as discussed below, the Company has announced an accelerated store opening plan to address the anticipated loss of its leased men's shoe departments in Mercantile Stores Company's department stores. The timing and terms of the transition out of the leased department business and the ability to open and operate the additional stores on schedule and at expected levels of profitability are also among the factors that could lead to material differences from the expectations reflected in the forward looking statements in this report. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may further alter its business strategies during Fiscal 1999.

SIGNIFICANT DEVELOPMENTS

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith resulting in an extraordinary loss of $3.7 million to be reflected in the Company's second quarter results, 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes. See Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

Accelerated Growth Plan
Dillard's Inc. has announced a planned acquisition of Mercantile Stores Company. The Company's Jarman Lease Division has an arrangement with Mercantile in which Jarman Lease operates Mercantile's men's shoe departments. Traditionally, Dillard's has operated its own shoe departments. As a result of the expected termination of the arrangement between the Company and Mercantile Stores Company, the Company has announced an accelerated store opening

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
schedule to address the loss of the Jarman Lease business. The Company intends to open 51 Journeys stores in addition to the stores originally planned to be opened during the next two years and an additional five Johnston & Murphy stores in fiscal year 2000.

The Mercantile shoe departments' business contributed approximately $4.1 million in operating earnings to the Company's results in the fiscal year ended January 31, 1998. The Company also intends to implement expense reductions and anticipates some additional wholesale volume in its plans to address the Mercantile transition. The Company currently expects to establish accruals for severance related to the expense reductions in the range of $500,000 to $900,000 in the second quarter ending August 1, 1998, once the timing and terms of the Mercantile transition have been determined.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. In addition to the asset writedown, the Company recorded $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs in the fourth quarter of Fiscal 1998. Net sales of the Company's western boot business for Fiscal 1998, 1997 and 1996 were $45.4 million, $56.1 million and $57.3 million, respectively. The operating losses for the Company's western boot business for Fiscal 1998 and 1997 were $3.7 million and $2.2 million, respectively. The Company's western boot business had operating income of $1.6 million for Fiscal 1996.

On June 12, 1998, the Company and Texas Boot Inc. entered into an agreement providing for the purchase by Texas Boot Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. Based on the agreement, the Company anticipates that the charges to earnings and asset writedowns taken in connection with the Boot Divestiture should be sufficient to complete the exit from the western boot business. The transaction is expected to close during the quarter ending August 1, 1998, but is subject to expiration of Hart-Scott-Rodino waiting periods and other customary closing conditions.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

The Company's actions relating to the Boot Divestiture and other charges are expected to be completed in Fiscal 1999 and are expected to result in the elimination of approximately 640 jobs, including all positions related to the western boot business and the Boot Factory retail chain. During the first quarter ended May 2, 1998, the Company closed its Iuka, Mississippi manufacturing plant. Primarily due to the closing of the plant, 171 jobs of the approximately 640 jobs were eliminated in the first quarter of Fiscal 1999.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales in the first quarter ended May 2, 1998 increased 17.2% to $133.8 million from $114.2 million in the first quarter ended May 3, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 23.1% to $123.0 million for the first quarter ended May 2, 1998 from $99.9 million in the same period last year. Gross margin for the quarter increased 20.8% to $57.8 million in the first quarter this year from $47.9 million in the same period last year and increased as a percentage of net sales from 41.9% to 43.2%. Selling and administrative expenses increased 19.7% from the first quarter last year and increased as a percentage of net sales from 38.0% to 38.8%. Pretax earnings in the first quarter ended May 2, 1998 were $3.5 million compared to $2.2 million for the first quarter ended May 3, 1997. Net earnings for the first quarter ended May 2, 1998 were $3.8 million ($0.14 diluted earnings per share) compared to $2.2 million ($0.08 diluted earnings per share) for the first quarter ended May 3, 1997. Net earnings for the first quarter this year included a tax credit of $281,000.

Footwear Retail

                                                                   Three Months Ended
                                                                 ----------------------
                                                                  May 2,         May 3,        %
                                                                   1998           1997       Change
                                                                 -------         ------      ------
                                                                 (dollars in thousands)

      Net sales...............................................$    85,599      $  70,024      22.2%
      Net sales-ongoing operations(1).........................$    83,114      $  67,155      23.8%
      Operating income........................................$     6,040      $   5,758       4.9%
      Operating margin........................................        7.1%           8.2%

---------------
(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Primarily due to a 5% increase in comparable store sales and a 20% increase in average retail stores operated, net sales from footwear retail operations increased 22.2% for the first quarter ended May 2, 1998 compared to the same period last year. The average price per pair increased 1% and unit sales increased 18% for the first quarter of Fiscal 1999.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
The Company's comparable store sales increases and store count at the end of the periods were as follows:

                                                                                       Store Count
                                                                                    -------------------
                                                                      Comparable    May 2,       May 3,
                                                                   Sales Changes      1998         1997
                                                                   -------------    ------       ------
         Journeys.................................................      9%             212          136
         Johnston & Murphy (including factory stores).............     11%             129          122
         Jarman Retail............................................      1%             161(1)       144
         Jarman Lease.............................................     -1%             103           85
         Boot Factory Outlet Stores...............................     -8%              26           29
         Other Outlet Stores......................................      8%              22           14
                                                                                    ------       ------
         Total Retail     ........................................      5%             653          530
                                                                                    ======       ======

-------------------
(1)  Includes three Underground Station Stores.

Retail gross margin as a percentage of net sales increased slightly to 50.5% in the first quarter of Fiscal 1999 compared to 50.4% in the same period last year. Retail operating expenses increased 26.1% in the first quarter of Fiscal 1999, primarily due to the 20% increase in average stores operated, which resulted in increased occupancy related expenses and selling salaries. In addition, divisional management expenses increased in the first quarter of Fiscal 1999 to support new store growth. Overall retail operating expenses increased as a percentage of net sales from 41.9% to 43.3%.

Retail operating income for the first quarter ended May 2, 1998 was up 4.9% to $6.0 million compared to $5.8 million in the same period last year, due to increased sales and gross margin.

On June 12, 1998, the Company announced that it has agreed to sell its Boot Factory retail chain in conjunction with the Boot Divestiture. For the first quarter ended May 2, 1998, the chain had net sales and operating loss of $2.5 million and $206,000, respectively, compared to $2.9 million and $180,000, respectively, in the same period last year.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Footwear Wholesale & Manufacturing

                                                                  Three Months Ended
                                                                 ----------------------
                                                                  May 2,         May 3,            %
                                                                  1998           1997            Change
                                                                 -------        -------          ------
                                                                (dollars in thousands)
      Net sales...............................................$    48,209       $   44,161          9.2%
      Net sales - ongoing operations(1).......................$    39,898       $   32,770         21.8%
      Operating income........................................$     2,553       $    1,153        121.4%
      Operating margin........................................        5.3%             2.6%

------------------------
(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Net sales from footwear wholesale and manufacturing operations increased 9.2% to $48.2 million for the first quarter ended May 2, 1998, from $44.2 million in the same period last year, reflecting primarily increased men's branded footwear wholesale sales, which more than offset lower tanned leather sales and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The Company expects the decline in tanned leather sales to continue through the remainder of Fiscal 1999. The increase in branded footwear wholesale sales in the first quarter of Fiscal 1999 included sales of new products introduced by the Company's Nautica division as well as new distribution channels for the division's athletic products. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations increased 21.8% to $39.9 million for the first quarter ended May 2, 1998, from $32.8 million in the same period last year.

Wholesale gross margin for the first quarter ended May 2, 1998 increased 15.7% to $14.6 million from $12.6 million in the same period last year. As a percentage of net sales, gross margin increased from 28.6% to 30.3%, primarily from changes in sales mix.

Wholesale operating expenses increased 3.6% for the first quarter ended May 2, 1998, primarily as a result of higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses from increased sales and higher royalty rates and from, increased advertising expenses, but decreased as a percentage of net sales from 26.0% to 24.6%.

Wholesale operating income increased from $1.2 million for the first quarter ended May 3, 1997, to $2.6 million for the first quarter ended May 2, 1998, due to increased sales and gross margin and to the lower expenses as a percentage of sales.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

During the fourth quarter of Fiscal 1998, the Company adopted a plan to exit the western boot business. For the first quarter ended May 2, 1998 the western boot business had net sales and operating loss of $8.3 million and $0.7 million, respectively, compared to net sales and operating loss of $11.4 million and $0.3 million, respectively, in the same period last year.

Corporate and Interest Expenses
Corporate and other expenses for the first quarter ended May 2, 1998 were $3.0 million compared to $2.6 million for the same period last year, an increase of 16.2%. The increase in corporate expenses is attributable primarily to increased legal fees and expenses related to systems development in order to be Year 2000 compliant.

Interest expense increased 14% from $2.5 million for the first quarter ended May 3, 1997 to $2.9 million for the first quarter ended May 2, 1998, due to the issuance of $103.5 million of 5 1/2% convertible subordinated notes on April 9 before the retirement of the 10 3/8% senior notes on May 8, 1998 and interest income increased 94% from $0.4 million to $0.8 million due to increases in average short-term investments as a result of the increased cash from the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during the three months ended May 2, 1998 or May 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                                    May 2,            May 3,
                                                                                     1998              1997
                                                                                    ------            -----
                                                                                     (dollars in millions)
Cash and short-term investments..................................................   $127.7           $  26.4
Working capital..................................................................   $138.5           $ 110.1
Long-term debt (includes current maturities).....................................   $178.5           $  75.0
Current ratio....................................................................      2.0x              2.7x



On April 9, 1998, the Company issued $103.5 million in principal amount of its 5 1/2% Convertible Subordinated Notes due 2005. On May 8, 1998, using a portion of the proceeds of the sale of the Convertible Subordinated Notes, the Company redeemed $75 million in principal amount of its 10 3/8% Senior Notes due 2003, at 102.96% of their face value.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Cash used in operating activities was $13.9 million in the first three months of Fiscal 1999 compared to $13.3 million in the first three months of Fiscal 1998. The $0.6 million reduction in cash flow from operating activities reflects primarily the additional working capital needed to support new store growth. The Company has added a net of 66 stores in the first quarter ended May 2, 1998 compared to a net of 26 stores for the same period last year.

The $6.5 million increase in inventories from January 31, 1998 levels reflects planned increases in retail inventory to support the net increase of 66 stores in the first quarter of Fiscal 1999 and increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and lower than anticipated sales in certain product styles.

Accounts receivable at May 2, 1998 increased $0.8 million compared to January 31, 1998, primarily due to increased sales of men's branded footwear.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                     Three Months Ended
                                                                                ------------------------------
                                                                                May 2,                  May 3,
                                                                                 1998                    1997
                                                                                ------                  ------
                                                                                        (in thousands)
   Accounts payable..........................................................   $  (3,499)            $  1,209
   Accrued liabilities......................................................       (7,525)              (6,751)
                                                                                ---------             --------
                                                                                $ (11,024)            $ (5,542)
                                                                                =========             ========

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was due primarily to payment of bonuses, interest payments on the Company's long-term debt and payments of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the three months ended May 2, 1998 and May 3, 1997, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. On January 30, 1998 the revolving credit agreement was amended to permit the Boot Divestiture. On March 31, 1998, the revolving credit agreement was amended to permit the issuance of the Company's 5 1/2% Convertible Subordinated Notes due 2005. The agreement, as amended March 31, 1998, expires September 24, 2002.

Capital Expenditures
Total capital expenditures in Fiscal 1999 are expected to be approximately $33.0 million. These include expected retail expenditures of $23.9 million to open approximately 152 new retail stores and to complete 44 major store renovations. Capital expenditures for wholesale and

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

manufacturing operations and other purposes are expected to be approximately $9.1 million, including approximately $6.3 million for new systems to improve customer service and support the Company's growth.

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

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems will be Year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company currently has 98% of its estimated resources committed and expects to have the remaining resources committed in the second quarter of Fiscal 1999. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal years 1998 through 2000, is estimated at $22 million and is being funded through operating cash flows. Of the total project cost, approximately $14 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8 million will be expensed as incurred over 3 years, including projected costs of $3.5 million for Fiscal 1999.

The Company has developed plans for formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communications began in the last quarter of Fiscal 1998 and the Company anticipates initial completion in the second half of Fiscal 1999 with follow-up continuing until the Year 2000 with critical trading partners based on the initial responses. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11 to the Company's Consolidated Financial Statements included elsewhere herein. The Company has made provisions for certain of these contingencies, including provisions of $150,000 and $500,000 in discontinued operations in Fiscal 1997 and Fiscal 1996, respectively, and $250,000 and $500,000 reflected in Fiscal 1998 and 1996, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent Fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be inadequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1999, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $7.6 million of costs associated with the Boot Divestiture, the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and cash generated from exiting the western boot business.

There were $12.9 million of letters of credit outstanding under the revolving credit agreement at May 2, 1998, leaving availability under the revolving credit agreement of $52.1 million.

The restricted payments covenant contained in the indenture under which the Company's 10 3/8% senior notes were issued prohibited the Company from declaring dividends on the Company's capital stock, except from a pool of available net earnings and the proceeds of stock sales. The Company's 10 3/8% senior notes were redeemed May 8, 1998 resulting in a $3.7 million extraordinary loss for early retirement of debt to be reflected in the Company's second quarter results. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000. The Company had dividend arrearages in the amount of $1.3 million as of May 2, 1998 which were paid on May 28, 1998. The Company's new 5 1/2% convertible subordinated notes issued April 9, 1998 do not prohibit the Company from declaring dividends on the Company's capital stock.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Changes in Accounting Principles
The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. For additional information, see Note 9 to the Company's Consolidated Financial Statements included elsewhere herein.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the Consolidated Financial Statements regarding the settlement during the quarter of an action brought against the Company by the prior licensee of a western boot trademark licensed by the Company.

ITEM 2. CHANGES IN SECURITIES

On April 9, 1998, the Company issued $103.5 million of its 5 1/2% Convertible Subordinated Notes due 2005 (the "5 1/2% Notes"). The 5 1/2% Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933. The initial purchasers were Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC and SBC Warburg Dillon Read Inc. Discounts to the initial purchasers totalled $3.4 million. The 5 1/2% Notes are convertible into the Company's common stock at the rate of 47.5172 shares per $1,000 principal amount.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At May 2, 1998 Genesco was in arrears with respect to dividends payable on the following classes of preferred stock:



                                                                                      ARREARAGE
                                                                   --------------------------------------------
                                    DATE DIVIDENDS                  BEGINNING           THIS            END OF
CLASS OF STOCK                      PAID TO                        OF QUARTER          QUARTER          QUARTER*
---------------------------------------------------------------------------------------------------------------
$2.30 Series 1                      October 31, 1993              $   362,926       $   21,349      $   384,275
$4.75 Series 3                      October 31, 1993                  391,012           23,001          414,013
$4.75 Series 4                      October 31, 1993                  331,317           19,489          350,806
$1.50 Subordinated Cumulative
   Preferred                        October 31, 1993                  191,358           11,256          202,614
---------------------------------------------------------------------------------------------------------------
TOTALS                                                            $ 1,276,613       $   75,095      $ 1,351,708
===============================================================================================================

*The dividend arrearage of $1,351,708 was paid on May 28, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K

Form 8-K filed April 6, 1998 to announce the proposed private placement of $103.5 million of Convertible Subordinated Notes.

Form 8-K filed April 15, 1998 to announce the completed sale of the $103.5 million of 5 1/2% Convertible Subordinated Notes due April 15, 2005.

SIGNATURE
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
June 16, 1998