Form 10-Q
period 1998-08-01
GENESCO INC
filed 1998-09-15
CIK 18498

                                                                  (GENESCO LOGO)
--------------------------------------------------------------------------------
(Mark One)                            FORM 10-Q
   [X]             Quarterly Report Pursuant To
                     Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                              For Quarter Ended
                                 August 1, 1998

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



--------------------------------------------------------
Common Shares Outstanding September 4, 1998 - 26,011,950

INDEX

                                                                            PAGE
                                                                            ----
Part 1 - Financial Information                                               1
Consolidated Balance Sheet - August 1, 1998, January 31, 1998 and
      August 2, 1997                                                         1
Consolidated Earnings - Three Months Ended and Six Months Ended
      August 1, 1998 and August 2, 1997                                      2
Consolidated Cash Flows - Three Months Ended and Six Months Ended
      August 1, 1998 and August 2, 1997                                      3
Consolidated Shareholders' Equity - Year Ended
      January 31, 1998 and Six Months Ended August 1, 1998                   4
Notes to Consolidated Financial Statements                                   5
Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 17
Part II - Other Information                                                 30
Signature                                                                   31

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands


                                                  AUGUST 1,   JANUARY 31,   AUGUST 2,
                                                    1998         1998         1997
                                                  ---------   -----------   ---------
ASSETS
CURRENT ASSETS
Cash and short-term investments                  $  53,249    $  49,276    $  17,624
Accounts receivable                                 27,112       20,339       31,738
Inventories                                        126,421      102,042      123,466
Other current assets                                 5,393        5,802        3,817
Current assets of operations to be divested             -0-      17,105           -0-
                                                 ---------    ---------    ---------
Total current assets                               212,175      194,564      176,645
                                                 ---------    ---------    ---------
Plant, equipment and capital leases, net            53,754       44,810       41,378
Other noncurrent assets                              9,874        6,623        9,483
Noncurrent assets of operations to be divested          -0-         820           -0-
                                                 ---------    ---------    ---------
TOTAL ASSETS                                     $ 275,803    $ 246,817    $ 227,506
                                                 =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities         $  68,943    $  71,994    $  54,767
Provision for discontinued operations                2,969        3,017        3,580
Current payments on capital leases                      27          240          479
                                                 ---------    ---------    ---------
Total current liabilities                           71,939       75,251       58,826
                                                 ---------    ---------    ---------
Long-term debt                                     103,500       75,000       75,000
Capital leases                                          35           39           82
Other long-term liabilities                         12,024       14,219       12,239
Provision for discontinued operations                9,323       10,344       10,784
                                                 ---------    ---------    ---------
Total liabilities                                  196,821      174,853      156,931
                                                 ---------    ---------    ---------
Contingent liabilities (see Note 11)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                     7,951        7,945        7,938
  Common shareholders' equity:
    Par value of issued shares                      26,545       26,264       26,141
    Additional paid-in capital                     133,613      132,218      132,145
    Accumulated deficit                            (70,120)     (75,456)     (77,792)
    Accumulated other comprehensive income          (1,150)      (1,150)          -0-
    Treasury shares, at cost                       (17,857)     (17,857)     (17,857)
                                                 ---------    ---------    ---------
Total shareholders' equity                          78,982       71,964       70,575
                                                 ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 275,803    $ 246,817    $ 227,506
                                                 =========    =========    =========

The accompanying Notes are an integral part of Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Earnings
                         In Thousands


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ----------------------    ----------------------
                                              AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,
                                                1998         1997         1998         1997
                                              ---------    ---------    ---------    ---------
Net sales                                     $ 132,049    $ 120,024    $ 265,857    $ 234,209
Cost of sales                                    74,298       70,896      150,285      137,209
Selling and administrative expenses              51,615       43,108      103,599       86,539
Restructuring income and other charges, net      (2,403)        (275)      (2,403)        (275)
                                              ---------    ---------    ---------    ---------
Earnings from operations before
  other income and expenses                       8,539        6,295       14,376       10,736
                                              ---------    ---------    ---------    ---------
Other expenses (income):
  Interest expense                                2,180        2,528        5,069        5,073
  Interest income                                  (636)        (361)      (1,441)        (777)
  Other expense (income)                            336          (49)         582           64
                                              ---------    ---------    ---------    ---------
Total other (income) expenses, net                1,880        2,118        4,210        4,360
                                              ---------    ---------    ---------    ---------
Earnings before income taxes
  and extraordinary loss                          6,659        4,177       10,166        6,376
Income taxes (benefit)                               34           44         (247)          61
                                              ---------    ---------    ---------    ---------
Earnings before extraordinary loss                6,625        4,133       10,413        6,315
Extraordinary loss from
  early retirement of debt                       (3,651)          -0-      (3,651)          -0-
                                              ---------    ---------    ---------    ---------
NET EARNINGS                                  $   2,974    $   4,133    $   6,762    $   6,315
                                              =========    =========    =========    =========
Basic earnings per common share:
  Before extraordinary loss                   $     .25    $     .16    $     .40    $     .24
  Extraordinary loss                          $    (.14)   $     .00    $    (.15)   $     .00
  Net earnings                                $     .11    $     .16    $     .25    $     .24
Diluted earnings per common share:
  Before extraordinary loss                   $     .25    $     .15    $     .40    $     .23
  Extraordinary loss                          $    (.11)   $     .00    $    (.12)   $     .00
  Net earnings                                $     .14    $     .15    $     .28    $     .23
                                              =========    =========    =========    =========

The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Cash Flows
                         In Thousands


                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                ---------------------   --------------------
                                                                AUGUST 1,   AUGUST 2,   AUGUST 1,  AUGUST 2,
                                                                  1998        1997        1998       1997
                                                                ---------   ---------   ---------  ---------
OPERATIONS:
Net earnings                                                    $  2,974    $  4,133   $   6,762   $  6,315
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  2,722       2,279       5,107      4,430
    Provision for deferred income taxes                               -0-       (687)         -0-      (687)
    Provision for losses on accounts receivable                     (407)         46         147      1,051
    Impairment of long-lived assets and other charges                 -0-        831          -0-       831
    Restructuring charge (credit)                                 (2,403)     (1,106)     (2,403)    (1,106)
    Loss on retirement of debt                                     3,651          -0-      3,651         -0-
    Other                                                            178         416         441        638
Effect on cash of changes in working capital and other assets and liabilities:
    Accounts receivable                                           (2,602)      3,027      (3,367)     1,600)
    Inventories                                                  (14,943)    (15,275)    (21,492)   (27,582)
    Other current assets                                              83         509         413        692
    Accounts payable and accrued liabilities                       7,613       3,057      (3,411)    (2,485)
    Other assets and liabilities                                    (258)       (134)     (3,100)        97
                                                                --------    --------   ---------   ---------
Net cash used in operations                                       (3,392)     (2,904)    (17,252)   (16,206)
                                                                --------    --------   ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures                                            (6,519)     (6,853)    (14,003)   (12,537)
  Proceeds from businesses divested and
    asset sales                                                   13,926         114      13,926        192
                                                                --------    --------   ---------   ---------
Net cash provided by (used in) investing activities                7,407      (6,739)        (77)   (12,345)
                                                                --------    --------   ---------   ---------
FINANCING ACTIVITIES:
  Payments of long-term debt                                     (77,220)         -0-    (77,220)        -0-
  Payments on capital leases                                         (70)       (164)       (217)      (924)
  Dividens paid                                                   (1,426)         -0-     (1,426)        -0-
  Long-term borrowings                                                -0-         -0-    103,500         -0-
  Exercise of stock options and related income tax benefits          614       1,010       1,634      3,724
  Deferred note expense                                             (440)         -0-     (3,914)        -0-
  Other                                                               74          -0-     (1,055)        -0-
                                                                --------    --------   ---------   --------
Net cash provided by (used in) financing activities              (78,468)        846      21,302      2,800)
                                                                --------    --------    --------   --------
NET CASH FLOW                                                    (74,453)     (8,797)      3,973    (25,751)
Cash and short-term investments at
  beginning of period                                            127,702      26,421      49,276     43,375
                                                                --------    --------   ---------   --------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                $ 53,249    $ 17,624   $  53,249   $ 17,624
                                                                ========    ========   =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
  Interest                                                      $  2,528    $  4,123   $   7,062   $  8,560
  Income taxes                                                        76          75        (101)        83
                                                                ========    ========   =========   ========

The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Shareholders' Equity
                         In Thousands

                                                TOTAL                                                   ACCUMULATED   TOTAL
                                            NON-REDEEMABLE            ADDITIONAL                           OTHER      SHARE-
                                              PREFERRED      COMMON    PAID-IN   ACCUMULATED  TREASURY COMPREHENSIVE  HOLDERS'
                                                STOCK         STOCK     CAPITAL   (DEFICIT)     STOCK      INCOME     EQUITY
                                            --------------  --------  ---------- -----------  -------- -------------  --------
BALANCE FEBRUARY 1, 1997                      $  7,944      $ 25,195   $122,615   $(84,107)   $(17,857)   $     -0-  $ 53,790
                                              ========      ========   ========   ========    ========    ========   ========
Exercise of options                                 -0-          458      2,809         -0-         -0-         -0-     3,267
Issue shares - Employee Stock Purchase Plan         -0-           70        496         -0-         -0-         -0-       566
Net earnings                                        -0-           -0-        -0-     8,651          -0-         -0-     8,651
Issue shares - litigation settlement                -0-          525      6,175         -0-         -0-         -0-     6,700
Tax effect of exercise of stock options             -0-           -0-        42         -0-         -0-         -0-        42
Minimum pension liability adjustment                -0-           -0-        -0-        -0-         -0-     (1,150)    (1,150)
Other                                                1            16         81         -0-         -0-         -0-        98
                                              --------      --------   --------   --------    -- ------   --------   --------
BALANCE JANUARY 31, 1998                      $  7,945      $ 26,264   $132,218   $(75,456)   $(17,857)   $ (1,150)  $ 71,964
                                              ========      ========   ========   ========    ========    ========   ========
Net earnings                                        -0-           -0-        -0-     6,762          -0-         -0-     6,762
Dividends paid                                      -0-           -0-        -0-    (1,426)         -0-         -0-    (1,426)
Exercise of options                                 -0-          212        822         -0-         -0-         -0-     1,034
Issue shares - restricted stock options             -0-           67        533         -0-         -0-         -0-       600
Other                                                6             2         40         -0-         -0-         -0-        48
                                              --------      --------   --------   --------    --------    --------   --------
BALANCE AUGUST 1, 1998                        $  7,951      $ 26,545   $133,613   $(70,120)   $(17,857)   $ (1,150)  $ 78,982
                                              ========      ========   ========   ========    ========    ========   ========

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

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation of Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Nautica and Underground Station retail footwear stores and leased departments. Because of the merger of Dillards Inc. and Mercantile Stores Company, the Company expects to end its operations of the Jarman leased departments. Except for 17 stores which Dillards Inc. closed or sold in September, the Company expects to operate the remaining leased departments at least through the remainder of the current fiscal year. The Jarman leased departments' business contributed approximately $4.1 million in operating earnings to the Company's results in the fiscal year ended January 31, 1998.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1998 and August 1, 1998, are short-term investments of $45.6 million and $47.7 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1998 and August 1, 1998, the Company had approximately $15.0 million and $30.3 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

On June 12, 1998, the Company and Texas Boot Inc. entered into an agreement providing for the purchase by Texas Boot Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the sale of the western boot operations. The $2.4 million gain represents savings of employee-related costs and facility shutdown costs due to facilities assumed and employees retained by the buyer.

The Company's actions relating to the Boot Divestiture is expected to result in the elimination of approximately 640 jobs, including all positions related to the western boot business and the Boot Factory retail chain. Primarily due to the sale of the western boot business and the closing of the Iuka, Mississippi manufacturing plant, 622 jobs of the approximately 640 jobs were eliminated in the first six months of Fiscal 1999.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff functions in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE

                                                 AUGUST 1,     JANUARY 31,
IN THOUSANDS                                       1998           1998
                                                 --------      -----------
Trade accounts receivable                        $ 25,692       $ 19,947
Miscellaneous receivables                           4,275          3,142
                                                 --------       --------
Total receivables                                  29,967         23,089
Allowance for bad debts                              (911)          (988)
Other allowances                                   (1,944)        (1,762)
                                                 --------       --------
NET ACCOUNTS RECEIVABLE                          $ 27,112       $ 20,339
                                                 ========       ========

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 12% of the Company's trade receivables balance as of August 1, 1998.


NOTE 4
INVENTORIES

                                            AUGUST 1,     JANUARY 31,
IN THOUSANDS                                  1998           1998
                                            ---------     -----------
Raw materials                               $  3,952       $  4,452
Work in process                                2,390          2,261
Finished goods                                30,255         28,458
Retail merchandise                            89,824         66,871
                                            --------       --------
TOTAL INVENTORIES                           $126,421       $102,042
                                            ========       ========

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

                                                      AUGUST 1,  JANUARY 31,
IN THOUSANDS                                            1998        1998
                                                      ---------  -----------
Plant and equipment:
  Land                                                 $   263    $    263
  Buildings and building equipment                       2,444       2,515
  Machinery, furniture and fixtures                     37,162      34,338
  Construction in progress                               7,462       6,767
  Improvements to leased property                       52,702      51,136
Capital leases:
  Buildings                                                456         200
  Machinery, furniture and fixtures                      4,136       4,777
                                                       -------    --------
Plant, equipment and capital leases, at cost           104,625      99,996
Accumulated depreciation and amortization:
  Plant and equipment                                  (46,662)    (50,519)
  Capital leases                                        (4,209)     (4,667)
                                                       -------    --------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                $53,754    $ 44,810
                                                       =======    ========

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 6
ASSETS OF OPERATIONS TO BE DIVESTED

                                                      JANUARY 31,
IN THOUSANDS                                             1998
                                                      -----------
Current assets:
  Accounts receivable, net of allowance of $3,325      $ 7,684
  Inventory                                              9,418
  Other current assets                                       3
                                                       -------
TOTAL CURRENT ASSETS                                   $17,105
                                                       =======
Noncurrent assets:
  Plant and equipment                                      783
  Capitalized lease rights                                  37
                                                       -------
TOTAL NONCURRENT ASSETS                                $   820
                                                       =======

NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                              EMPLOYEE
                                               RELATED
IN THOUSANDS                                    COSTS*     OTHER      TOTAL
                                              --------     -----      -----
Balance January 31, 1998                       $12,036    $ 1,325    $13,361
Charges and adjustments, net                      (918)      (151)    (1,069)
                                               -------    -------    -------
Balance August 1, 1998                          11,118      1,174     12,292
Current portion                                  1,911      1,058      2,969
                                               -------    -------    -------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                      $ 9,207    $   116    $ 9,323
                                               =======    =======    =======

*Union pension withdrawal liability.

RESTRUCTURING RESERVES

                                               EMPLOYEE    FACILITY
                                                RELATED    SHUTDOWN
IN THOUSANDS                                     COSTS       COSTS        OTHER        TOTAL
                                               --------    ---------      -----        -----
Balance January 31, 1998                       $  3,593    $   1,983    $   1,532    $   7,108
Charges and adjustments, net                     (2,326)        (321)        (427)      (3,074)
                                               --------    ---------    ---------    ---------
Balance August 1, 1998                            1,267        1,662        1,105        4,034
Current portion (included in accounts
  payable and accrued liabilities)                1,267        1,235          985        3,487
                                               --------    ---------    ---------    ---------
TOTAL NONCURRENT RESTRUCTURING RESERVES
  (INCLUDED IN OTHER LONG-TERM LIABILITIES)    $    -0-    $     427    $     120    $     547
                                               ========    =========    =========    =========

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 8
LONG-TERM DEBT

                                                        AUGUST 1,  JANUARY 31,
IN THOUSANDS                                              1998        1998
                                                        ---------  -----------
10 3/8% senior notes due February 2003                  $     -0-   $ 75,000
5 1/2% convertible subordinated notes due April 2005     103,500          -0-
                                                        --------    --------
Total long-term debt                                     103,500      75,000
Current portion                                               -0-         -0-
                                                        --------    --------
Total Noncurrent Portion of Long-Term Debt              $103,500    $ 75,000
                                                        ========    ========

REVOLVING CREDIT AGREEMENT:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement, as amended March 31, 1998, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss recognized in the third quarter of Fiscal 1998 of $169,000. Outstanding letters of credit at August 1, 1998 were $9.8 million.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.5% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.425% per annum on $65.0 million and also varies based on the pricing ratio. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any Fiscal Year and ending on April 15 of the following Fiscal Year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at August 1, 1998.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003. These notes were redeemed May 8, 1998 resulting in a $3.7 million extraordinary loss for early retirement of debt in the second quarter ended August 1, 1998.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 8
LONG-TERM DEBT, CONTINUED

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes will be convertible into
47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith resulting in an extraordinary loss of $3.7 million, 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and
3) the remaining proceeds for general corporate purposes.

The indenture does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.


NOTE 9
COMPREHENSIVE INCOME

The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for the quarter and six months ended August 1, 1998 or August 2, 1997.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE

                                                 FOR THE THREE MONTHS ENDED                    FOR THE THREE MONTHS ENDED
                                                       AUGUST 1, 1998                                AUGUST 2, 1997
                                         ---------------------------------------        ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME         SHARES       PER-SHARE          INCOME         SHARES       PER-SHARE
  PER SHARE AMOUNTS)                     (NUMERATOR)   (DENOMINATOR)     AMOUNT         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------        -----------   -------------   ---------
Earnings before extraordinary loss        $ 6,625                                        $ 4,133

Less: Preferred stock dividends               (75)                                           (75)
                                          -------         ------        ------           -------         ------        ------

BASIC EPS
Income available to
  common shareholders                       6,550         26,034        $  .25             4,058         25,468        $  .16
                                                                        ======                                         ======

Plus: Interest on 5 1/2% convertible
  subordinated notes                        1,579                                             -0-

EFFECT OF DILUTIVE SECURITIES
  Options                                                  1,410                                          1,482
  5 1/2% convertible subordinated notes                    4,918                                             -0-
  Contingent Options(1)                                       67                                            133
  Employees' Preferred Stock(2)                               80                                             80
                                          -------         ------        ------           -------         ------        ------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                             $ 8,129         32,509        $  .25           $ 4,058         27,163        $  .15
                                          =======         ======        ======           =======         ======        ======

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE, CONTINUED

                                                  FOR THE SIX MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                       AUGUST 1, 1998                                AUGUST 2, 1997
                                         ---------------------------------------        ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME         SHARES       PER-SHARE          INCOME         SHARES       PER-SHARE
  PER SHARE AMOUNTS)                     (NUMERATOR)   (DENOMINATOR)     AMOUNT         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------        -----------   -------------   ---------
Earnings before extraordinary loss         $10,413                                       $  6,315

Less: Preferred stock dividends               (150)                                          (150)
                                           -------         ------        ------          --------         ------        ------

BASIC EPS
Income available to
  common shareholders                       10,263         25,975        $  .40             6,165         25,192        $  .24
                                                                         ======                                         ======

Plus: Interest on 5 1/2% convertible
  subordinated notes                         1,995                                             -0-

EFFECT OF DILUTIVE SECURITIES
  Options                                                   1,418                                          1,400
  5 1/2% convertible subordinated notes                     3,108                                             -0-
  Contingent Options(1)                                        67                                            133
  Employees' Preferred Stock(2)                                80                                             80
                                           -------         ------        ------          --------         ------        ------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                              $12,258         30,648        $  .40          $  6,165         26,805        $  .23
                                           =======         ======        ======          ========         ======        ======

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices.

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 11
LEGAL PROCEEDINGS

New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly in a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $10.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of State funding and insurance coverage, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements


NOTE 11
LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company has proposed a remedial action plan involving installation of horizontal wells to capture groundwater from a portion of the site, treatment of the groundwater either after its use in the manufacturing process or through an air sponge system, and installation of monitoring wells. The Company's consulting engineers estimate capital cost associated with the plan to be in the range of $100,000 to $180,000 with operations and maintenance cost in the range of $10,000 to $15,000 per year. Based on these estimates and assuming the plan's approval by the MDEQ, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan does not address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. The Company is at present unable to predict whether and to what extent it may in the future be required to participate in a remediation of lake sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

Other Legal Proceedings
On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not expect the action to have a material effect on its financial condition or results of operations.

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

SIGNIFICANT DEVELOPMENTS

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith resulting in an extraordinary loss of $3.7 million, 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes. See Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

Accelerated Growth Plan
The Company's Jarman Lease Division had an arrangement with Mercantile Stores Company in which Jarman Lease operated Mercantile's men's shoe departments. Because of the merger of Dillards Inc. and Mercantile Stores Company, the Company expects to end its operation of the men's leased departments. Except for 17 stores which Dillards Inc. closed or sold in September, the Company expects to operate the remaining leased departments at least through the remainder of the current fiscal year. As a result of the termination of the arrangement between the Company and Mercantile Stores Company, the Company has announced an accelerated store opening schedule to address the loss of the Jarman Lease business. The Company intends to open 51 Journeys stores in addition to the stores originally planned to be opened during the next two years and an additional five Johnston & Murphy stores in fiscal year 2000.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


The Mercantile shoe departments' business contributed approximately $4.1 million in operating earnings to the Company's results in the fiscal year ended January 31, 1998. The 17 stores closed or sold by Dillards Inc. had store operating income of approximately $0.4 million for the five month period ending January 31, 1998. The Company also implemented expense reductions and anticipates some additional wholesale volume in its plans to address the Mercantile transition. The Company established accruals for severance related to the expense reductions of approximately $0.5 million in the second quarter ended August 1, 1998. Additional accruals for severance could be recorded depending on final terms of the Mercantile transition.

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

On June 12, 1998, the Company and Texas Boot Inc. entered into an agreement providing for the purchase by Texas Boot Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the sale of the western boot operations. The $2.4 million gain represents savings of employee-related costs and facility shutdown costs due to facilities assumed and employees retained by the buyer.

The Company's actions relating to the Boot Divestiture is expected to result in the elimination of approximately 640 jobs, including all positions related to the western boot business and the Boot Factory retail chain. Primarily due to the sale of the western boot business and the closing of the Iuka, Mississippi manufacturing plant, 622 jobs of the approximately 640 jobs were eliminated in the first six months of Fiscal 1999.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff functions in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Results of Operations - Second Quarter Fiscal 1999 Compared to Fiscal 1998

The Company's net sales in the second quarter ended August 1, 1998 increased 10.0% to $132.0 million from $120.0 million in the second quarter ended August 2, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 18.1% to $126.3 million for the second quarter ended August 1, 1998 from $106.9 million in the same period last year. Gross margin for the quarter increased 17.6% to $57.8 million in the second quarter this year from $49.1 million in the same period last year and increased as a percentage of net sales from 40.9% to 43.7%. Selling and administrative expenses increased 19.7% from the second quarter last year and increased as a percentage of net sales from 35.9% to 39.1%. Pretax earnings in the second quarter ended August 1, 1998 were $6.7 million compared to $4.2 million for the second quarter ended August 2, 1997. Pretax earnings for the second quarter ended August 1, 1998 and August 2, 1997 included a net restructuring gain of $2.4 million and $0.3 million, respectively. Net earnings for the second quarter ended August 1, 1998 were $2.3 million ($0.14 diluted earnings per share) compared to $4.1 million ($0.15 diluted earnings per share) for the second quarter ended August 2, 1997. Net earnings for the second quarter this year included an extraordinary loss for the early retirement of debt of $3.7 million.

Footwear Retail

                                                                  Three Months Ended
                                                                 ----------------------
                                                                 August 1,    August 2,      %
                                                                   1998         1997       Change
                                                                 ---------    ---------    ------
                                                                (dollars in thousands)
      Net sales...............................................    $92,699      $79,918      16.0 %
      Net sales - ongoing operations(1).......................    $90,509      $76,639      18.1 %
      Operating income........................................    $ 5,138      $ 7,498     (31.5)%
      Operating margin........................................        5.5%         9.4%

(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Primarily due to a 22% increase in average retail stores operated, net sales from footwear retail operations increased 16.0% for the second quarter ended August 1, 1998 compared to the same period last year. The average price per pair decreased 3% and unit sales increased 24% for the second quarter of Fiscal 1999.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


The Company's comparable store sales increases and store count at the end of the periods were as follows:

                                                                                     Store Count
                                                                                ----------------------
                                                                  Comparable    August 1,    August 2,
                                                                Sales Changes     1998         1997
                                                                -------------   ---------    ---------
      Journeys.................................................       1%           232          160
      Johnston & Murphy (including factory stores).............       7%           127          123
      Jarman Retail............................................      -7%           166(1)       147
      Jarman Lease.............................................      -2%           103           85
      Boot Factory Outlet Stores...............................     -12%             0           27
      Other Outlet Stores......................................       0%            28           14
                                                                                   ---          ---
      Total Retail.............................................       0%           656          556
                                                                                   ===          ===


(1)      Includes eleven Underground Station Stores.

Primarily because of expected continuing softness through the third quarter ending October 31, 1998 in certain of its retail divisions, the Company expects its third quarter earnings to be essentially flat with last years third quarter.

Retail gross margin increased 14.8% to $44.5 million from $38.8 million, but decreased as a percentage of net sales to 48.0% in the second quarter of Fiscal 1999 compared to 48.6% in the same period last year, primarily from increased markdowns. Retail operating expenses increased 25.4% in the second quarter of Fiscal 1999, primarily due to the 22% increase in average stores operated, which resulted in increased occupancy related expenses and selling salaries and due to increased advertising expenses. In addition, divisional management expenses increased in the second quarter of Fiscal 1999 to support new store growth. Overall retail operating expenses increased as a percentage of net sales from 39.2% to 42.4%.

Retail operating income for the second quarter ended August 1, 1998 was down 31.5% to $5.1 million compared to $7.5 million in the same period last year, due to decreased margins as a percentage of net sales and increased expenses as a percentage of net sales.

On July 14, 1998, the Company sold its Boot Factory retail chain in conjunction with the Boot Divestiture. For the second quarter ended August 1, 1998, the chain had net sales and operating loss of $2.2 million and $383,000, respectively, compared to $3.3 million and $29,000, respectively, in the same period last year.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Footwear Wholesale & Manufacturing

                                                              Three Months Ended
                                                             ---------------------
                                                             August 1,   August 2,     %
                                                               1998        1997      Change
                                                             ---------   ---------   ------
                                                             (dollars in thousands)
      Net sales...........................................    $39,350     $40,106      (1.9)%
      Net sales - ongoing operations(1)...................    $35,776     $30,304      18.1 %
      Operating income....................................    $ 6,087     $ 1,428     326.3 %
      Operating margin....................................       15.5%        3.6%


(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Net sales from footwear wholesale and manufacturing operations decreased 1.9% to $39.4 million for the second quarter ended August 1, 1998, from $40.1 million in the same period last year, reflecting primarily the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales, and lower tanned leather sales. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The Company expects the decline in tanned leather sales to continue through the remainder of Fiscal 1999. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations increased 18.1% to $35.8 million for the second quarter ended August 1, 1998, from $30.3 million in the same period last year, reflecting primarily increased men's branded footwear wholesale sales. The increase in branded footwear wholesale sales in the second quarter of Fiscal 1999 included sales of new products introduced by the Company's Nautica division as well as new distribution channels for the division's athletic products.

Wholesale gross margin for the second quarter ended August 1, 1998 increased 28.0% to $13.2 million from $10.3 million in the same period last year. As a percentage of net sales, gross margin increased from 25.7% to 33.6%, primarily from changes in sales mix.

Wholesale operating expenses increased 1.8% for the second quarter ended August 1, 1998, and increased as a percentage of net sales from 22.8% to 23.7%, primarily as a result of higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses from increased sales and higher royalty rates and from increased advertising expenses.

Wholesale operating income increased from $1.4 million for the second quarter ended August 2, 1997, to $6.1 million for the second quarter ended August 1, 1998, due to increased sales from ongoing operations and increased margins. Wholesale operating income for the second quarter ended August 1, 1998 included $250,000 of litigation expenses.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


During the fourth quarter of Fiscal 1998, the Company adopted a plan to exit the western boot business. The Company sold its western boot business July 14, 1998. For the second quarter ended August 1, 1998 the western boot business had net sales and operating loss of $3.6 million and $0.4 million, respectively, compared to net sales and operating loss of $9.8 million and $1.9 million, respectively, in the same period last year.

Corporate and Interest Expenses
Corporate and other expenses for the second quarter ended August 1, 1998 were $3.0 million compared to $2.6 million for the same period last year, an increase of 17.0%. The increase in corporate expenses is attributable primarily to increased legal fees and expenses related to systems development in order to be Year 2000 compliant.

Interest expense decreased 14% from $2.5 million for the second quarter ended August 2, 1997 to $2.2 million for the second quarter ended August 1, 1998, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% to 5 1/2% and interest income increased 76% from $0.4 million to $0.6 million due to increases in average short-term investments as a result of the increased cash from the sale of the western boot business and the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during the three months ended August 1, 1998 or August 2, 1997.

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales for the six months ended August 1, 1998 increased 13.5% to $265.9 million from $234.2 million for the six months ended August 2, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 20.5% to $249.3 million for the six months ended August 1, 1998 from $206.9 million in the same period last year. Gross margin for the quarter increased 19.1% to $115.6 million for the six months this year from $97.0 million for the same period last year and increased as a percentage of net sales from 41.4% to 43.5%. Selling and administrative expenses increased 19.7% from the first six months last year and increased as a percentage of net sales from 36.9% to 39.0%. Pretax earnings for the six months ended August 1, 1998 were $10.2 million compared to $6.4 million for the six months ended August 2, 1997. Pretax earnings for the six months ended August 1, 1998 and August 2, 1997 included a net restructuring gain of $2.4 million and $0.3 million, respectively. Net earnings for the six months ended August 1, 1998 were $6.8 million ($0.28 diluted earnings per share) compared to $6.3 million ($0.23 diluted earnings per share) for the six months ended August 2, 1997. Net earnings for the six months this year included a tax credit of $247,000 and an extraordinary loss of $3.7 million for the early retirement of debt.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Footwear Retail

                                                               Six Months Ended
                                                             ---------------------
                                                             August 1,   August 2,      %
                                                               1998        1997       Change
                                                             ---------   ---------    ------
                                                             (dollars in thousands)
      Net sales...........................................    $178,298    $149,942      18.9 %
      Net sales - ongoing operations(1)...................    $173,623    $143,794      20.7 %
      Operating income....................................    $ 11,178    $ 13,256     (15.7)%
      Operating margin....................................         6.3%       8.8%

(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Primarily due to a 2% increase in comparable store sales and a 21% increase in average retail stores operated, net sales from footwear retail operations increased 18.9% for the six months ended August 1, 1998 compared to the same period last year. The average price per pair decreased 2% while unit sales increased 21% for the first six months of Fiscal 1999.

The Company's comparable store sales increases and store count at the end of the periods were as follows:

                                                                                     Store Count
                                                                                ----------------------
                                                                  Comparable    August 1,    August 2,
                                                                 Sales Changes    1998         1997
                                                                 -------------  ---------    ---------
      Journeys.................................................        4%          232          160
      Johnston & Murphy (including factory stores).............        9%          127          123
      Jarman Retail............................................       -3%          166(1)       147
      Jarman Lease.............................................       -1%          103           85
      Boot Factory Outlet Stores...............................      -10%            0           27
      Other Outlet Stores......................................        4%           28           14
                                                                                   ---          ---
      Total Retail.............................................        2%          656          556
                                                                                   ===          ===


(1)      Includes eleven Underground Station Stores.

Retail gross margin increased 18.1% to $87.5 million from $74.1 million but decreased as a percentage of net sales to 49.1% in the first six months of Fiscal 1999 compared to 49.4% in the same period last year, primarily from increased markdowns. Retail operating expenses increased 25.2% in the first six months of Fiscal 1999, primarily due to the 21% increase in average stores

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


operated, which resulted in increased occupancy related expenses and selling salaries and due to increased advertising expenses. In addition, divisional management expenses increased in the first six months of Fiscal 1999 to support new store growth. Overall retail operating expenses increased as a percentage of net sales from 40.5% to 42.6%.

Retail operating income for the six months ended August 1, 1998 was down 15.7% to $11.2 million compared to $13.3 million in the same period last year, due to decreased margins as a percentage of net sales and increased expenses as a percentage of net sales.

On July 14, 1998, the Company sold its Boot Factory retail chain in conjunction with the Boot Divestiture. For the six months ended August 1, 1998, the chain had net sales and operating loss of $4.7 million and $589,000, respectively, compared to $6.1 million and $209,000, respectively, in the same period last year.

Footwear Wholesale & Manufacturing

                                                               Six Months Ended
                                                             ---------------------
                                                             August 1,   August 2,      %
                                                               1998        1997      Change
                                                             ---------   ---------   ------
                                                             (dollars in thousands)
      Net sales...........................................    $87,559     $84,267       3.9%
      Net sales - ongoing operations(1)...................    $75,674     $63,074      20.0%
      Operating income....................................    $ 8,640     $ 2,581     234.8%
      Operating Margin....................................        9.9%        3.1%


(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Net sales from footwear wholesale and manufacturing operations increased 3.9% to $87.6 million for the six months ended August 1, 1998, from $84.3 million in the same period last year, reflecting primarily increased men's branded footwear wholesale sales, which more than offset lower tanned leather sales and the continuing trend of decreased sales of western boots, primarily attributable to lower unit sales. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by the continuing decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business. The Company expects the decline in tanned leather sales to continue through the remainder of Fiscal 1999. The increase in branded footwear wholesale sales in the first six months of Fiscal 1999 included sales of new products introduced by the Company's Nautica division as well as new distribution channels for the division's athletic products. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations increased 20.0% to $75.7 million for the six months ended August 1, 1998, from $63.1 million in the same period last year.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Wholesale gross margin for the six months ended August 1, 1998 increased 22.6% to $28.1 million from $22.9 million in the same period last year. As a percentage of net sales, gross margin increased from 27.2% to 32.1%, primarily from changes in sales mix.

Wholesale operating expenses increased 4.3% for the six months ended August 1, 1998, and increased slightly as a percentage of net sales from 24.5% to 24.6%, primarily as a result of higher divisional administrative expenses to support the expected growth in the branded businesses and increased royalty expenses from increased sales and higher royalty rates and from increased advertising expenses.

Wholesale operating income increased from $2.6 million for the six months ended August 2, 1997, to $8.6 million for the six months ended August 1, 1998, due to increased sales and margin. Wholesale operating income for the six months ended August 1, 1998 included $250,000 of litigation expenses.

During the fourth quarter of Fiscal 1998, the Company adopted a plan to exit the western boot business. The Company sold its western boot business July 14, 1998. For the six months ended August 1, 1998 the western boot business had net sales and operating loss of $11.9 million and $1.1 million, respectively, compared to net sales and operating loss of $21.2 million and $2.3 million, respectively, in the same period last year.

Corporate and Interest Expenses
Corporate and other expenses for the six months ended August 1, 1998 were $6.0 million compared to $5.2 million for the same period last year, an increase of 16.6%. The increase in corporate expenses is attributable primarily to increased legal fees and expenses related to systems development in order to be Year 2000 compliant.

Interest expense was flat for the six months ended August 1, 1998 compared to the six months ended August 2, 1997 and interest income increased 85% from $0.8 million to $1.4 million due to increases in average short-term investments as a result of the increased cash from the sale of the western boot business and the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during the six months ended August 1, 1998 or August 2, 1997.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                               August 1,       August 2,
                                                                 1998            1997
                                                               ---------       ---------
                                                                 (dollars in millions)
Cash and short-term investments..............................   $ 53.2          $ 17.6
Working capital..............................................   $140.2          $117.8
Long-term debt (includes current maturities).................   $103.5          $ 75.0
Current ratio................................................      2.9x            3.0x


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

Cash used in operating activities was $17.2 million in the first six months of Fiscal 1999 compared to $16.2 million in the first six months of Fiscal 1998. The $1.0 million reduction in cash flow from operating activities reflects primarily the additional working capital needed to support new store growth. The Company has added a net of 69 stores in the six months ended August 1, 1998 compared to a net of 52 stores for the same period last year.

The $24.4 million increase in inventories from January 31, 1998 levels reflects planned increases in retail inventory to support the net increase of 69 stores in the first six months of Fiscal 1999 and increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and lower than anticipated sales in certain product styles.

Accounts receivable at August 1, 1998 increased $6.8 million compared to January 31, 1998, primarily due to increased sales of men's branded footwear.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                           Six Months Ended
                                                        ----------------------
                                                        August 1,    August 2,
                                                          1998         1997
                                                        ---------    ---------
                                                            (in thousands)
   Accounts payable..................................    $ 3,711     $  7,836
   Accrued liabilities...............................     (3,967)     (10,321)
                                                         -------     --------
                                                         $  (256)    $ (2,485)
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

There were no revolving credit borrowings during the six months ended August 1, 1998 and August 2, 1997, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. On January 30, 1998 the revolving credit agreement was amended to permit the Boot Divestiture. On March 31, 1998, the revolving credit agreement was amended to permit the issuance of the Company's 5 1/2% Convertible Subordinated Notes due 2005. The agreement, as amended March 31, 1998, expires September 24, 2002.

Capital Expenditures
Total capital expenditures in Fiscal 1999 are expected to be approximately $27.5 million. These include expected retail expenditures of $19.5 million to open approximately 152 new retail stores and to complete 29 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $8.0 million, including approximately $5.0 million for new systems to improve customer service and support the Company's growth.

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

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems will be Year 2000 compliant. The Company began using the first of five parts in its new financial system during the second quarter. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company currently has 97% of its estimated resources committed and expects to have the remaining resources committed by the time the resources are required in the fourth quarter of Fiscal 1999. The Company plans to complete its Year 2000 project no later than July 31, 1999. The Company has completed the remediation of approximately 34% of its identified 1.7 million lines of code in its legacy systems. The Company's contingency plan for its systems replacement has the Company remediating its wholesale and retail systems if certain hurdles are not met by February 1999. The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal years 1998 through 2000, is estimated at $22 million and is being funded through operating cash flows and cash on hand. Of the total project cost, approximately $14 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8 million will be expensed as incurred over 3 years, including projected costs of $3.0 million for Fiscal 1999. Cumulative to date expenditures are $2.8 million with cumulative capital expenditures of $6.1 million.

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

The Company is presently developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the first quarter in Fiscal 2000.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Management uses outside consultants to review the adequacy of its Year 2000 plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1999, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $6.5 million of costs associated with the Boot Divestiture, the 1994 Restructuring and the 1995 Restructuring that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the repurchase, from time to time, up to 2.6 million shares of the Company's common stock. These purchases will be funded from available cash.

There were $9.8 million of letters of credit outstanding under the revolving credit agreement at August 1, 1998, leaving availability under the revolving credit agreement of $55.2 million.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 17, 1998, shares representing a total of 26,193,850 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected eight directors nominated by the board of directors by the following votes:

                                                                 Votes
                                        Votes "For"            "Withheld"
                                        -----------            ----------
         David M. Chamberlain           23,415,031              120,848
         W. Lipscomb Davis, Jr.         23,411,524              124,355
         Joel C. Gordon                 23,414,242              121,637
         Ben T. Harris                  23,416,296              119,583
         Kathleen Mason                 23,412,727              123,152
         William A. Williamson, Jr.     23,413,577              122,302
         William S. Wire II             23,389,581              146,298
         Gary M. Witkin                 23,396,111              139,768


(2) ratified the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending January 30, 1999 by a vote of 23,472,945 for, 32,099 against, with 30,805 abstentions: and

(3) ratified an amendment to the Company's Restated Charter increasing to 80,000,000 the number of authorized shares of common stock by a vote of 22,739,755 for, 723,088 against, with 73,036 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 (3)b. Amendment to the Restated Charter of Genesco Inc. dated as of June 17, 1998.

(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
September 15, 1998