Form 10-Q/A
period 1998-05-02
GENESCO INC
filed 1998-11-18
CIK 18498

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                         Consolidated Earnings
                         Three Months Ended
                         In Thousands


----------------------------------------------------------------------
                                            MAY 2,             MAY 3,
                                             1998               1997
----------------------------------------------------------------------
Net sales                                 $ 133,808          $ 114,185
Cost of sales                                75,987             66,313
Selling and administrative expenses          51,984             43,431
----------------------------------------------------------------------
Earnings from operations before
   other income and expenses                  5,837              4,441
----------------------------------------------------------------------
Other expenses (income):
   Interest expense                           2,889              2,545
   Interest income                             (805)              (416)
   Other expense                                246                113
----------------------------------------------------------------------
Total other (income) expenses, net            2,330              2,242
----------------------------------------------------------------------
Pretax earnings                               3,507              2,199
Income taxes (benefit)                         (281)                17
----------------------------------------------------------------------
NET EARNINGS                              $   3,788          $   2,182
======================================================================
Basic earnings per common share           $     .14          $     .08
Diluted earnings per common share
   (see Notes 10 and 12)                  $     .13          $     .08
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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE

---------------------------------------------------------------------------------------------------------------------------------
                                            FOR THE THREE MONTHS ENDED                          FOR THE THREE MONTHS ENDED
                                                    MAY 2, 1998                                          MAY 3, 1997
                                      -------------------------------------------         ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE          INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)   AMOUNT
---------------------------------------------------------------------------------------------------------------------------------

Net Earnings                                $3,788                                           $2,182

Less: Preferred stock dividends                (75)                                             (75)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                       3,713           25,915         $.14              2,107           24,915         $.08
                                                                            ====                                             ====

Plus:  Interest on 5 1/2% convertible
    subordinated notes                         -0-                                              -0-

EFFECT OF DILUTIVE SECURITIES
   Options                                                    1,490                                            1,317
   5 1/2% convertible subordinated notes                        -0-                                               -0-
   Contingent Options(1)                                        200                                               67
   Employees' Preferred Stock(2)                                 80                                               80
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $3,713           27,685         $.13             $2,107           26,379         $.08
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

The amount of the interest on the convertible subordinated notes (net of tax) for the period per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debt is not reflected in diluted earnings per share because it is antidilutive.

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

NOTE 12
DILUTED EARNINGS PER SHARE RESTATEMENT
------------------------------------------------------------------------------

An error was discovered in calculating the dilutive effect of outstanding convertible subordinated notes on diluted earnings per share, and as a result, the Company revised diluted earnings per share for the first quarter of Fiscal 1999. Diluted net earnings per share for the first quarter ended May 2, 1998 equalled $0.13 per share rather than the $0.14 per share previously reported. The error involved the treatment in the diluted earnings per share calculation of the interest and shares potentially issuable relating to the Company's 5 1/2% convertible subordinated notes issued in the first quarter of Fiscal 1999.

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

The Company's net sales in the first quarter ended May 2, 1998 increased 17.2% to $133.8 million from $114.2 million in the first quarter ended May 3, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 23.1% to $123.0 million for the first quarter ended May 2, 1998 from $99.9 million in the same period last year. Gross margin for the quarter increased 20.8% to $57.8 million in the first quarter this year from $47.9 million in the same period last year and increased as a percentage of net sales from 41.9% to 43.2%. Selling and administrative expenses increased 19.7% from the first quarter last year and increased as a percentage of net sales from 38.0% to 38.8%. Pretax earnings in the first quarter ended May 2, 1998 were $3.5 million compared to $2.2 million for the first quarter ended May 3, 1997. Net earnings for the first quarter ended May 2, 1998 were $3.8 million ($0.13 diluted earnings per share) compared to $2.2 million ($0.08 diluted earnings per share) for the first quarter ended May 3, 1997. Net earnings for the first quarter this year included a tax credit of $281,000.

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

EXHIBITS

(27)     Financial Data Schedule (for SEC use only) (see Note 12)

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

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
November 17, 1998