Form 10-Q/A
period 1998-08-01
GENESCO INC
filed 1998-11-18
CIK 18498

                                                                  (GENESCO LOGO)
--------------------------------------------------------------------------------
(Mark One)                          FORM 10-Q/A
   [X]             Quarterly Report Pursuant To
                     Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                              For Quarter Ended
                                 August 1, 1998

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Earnings
                         In Thousands


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ----------------------    ----------------------
                                              AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,
                                                1998         1997         1998         1997
                                              ---------    ---------    ---------    ---------
Net sales                                     $ 132,049    $ 120,024    $ 265,857    $ 234,209
Cost of sales                                    74,298       70,896      150,285      137,209
Selling and administrative expenses              51,615       43,108      103,599       86,539
Restructuring income and other charges, net      (2,403)        (275)      (2,403)        (275)
                                              ---------    ---------    ---------    ---------
Earnings from operations before
  other income and expenses                       8,539        6,295       14,376       10,736
                                              ---------    ---------    ---------    ---------
Other expenses (income):
  Interest expense                                2,180        2,528        5,069        5,073
  Interest income                                  (636)        (361)      (1,441)        (777)
  Other expense (income)                            336          (49)         582           64
                                              ---------    ---------    ---------    ---------
Total other (income) expenses, net                1,880        2,118        4,210        4,360
                                              ---------    ---------    ---------    ---------
Earnings before income taxes
  and extraordinary loss                          6,659        4,177       10,166        6,376
Income taxes (benefit)                               34           44         (247)          61
                                              ---------    ---------    ---------    ---------
Earnings before extraordinary loss                6,625        4,133       10,413        6,315
Extraordinary loss from
  early retirement of debt                       (3,651)          -0-      (3,651)          -0-
                                              ---------    ---------    ---------    ---------
NET EARNINGS                                  $   2,974    $   4,133    $   6,762    $   6,315
                                              =========    =========    =========    =========
Basic earnings per common share:
  Before extraordinary loss                   $     .25    $     .16    $     .40    $     .24
  Extraordinary loss                          $    (.14)   $     .00    $    (.15)   $     .00
  Net earnings                                $     .11    $     .16    $     .25    $     .24
Diluted earnings per common share:
  (see Notes 10 and 12)
  Before extraordinary loss                   $     .24    $     .15    $     .37    $     .23
  Extraordinary loss                          $    (.13)   $     .00    $    (.13)   $     .00
  Net earnings                                $     .11    $     .15    $     .24    $     .23
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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE

                                                 FOR THE THREE MONTHS ENDED                    FOR THE THREE MONTHS ENDED
                                                       AUGUST 1, 1998                                AUGUST 2, 1997
                                         ---------------------------------------        ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME         SHARES       PER-SHARE          INCOME         SHARES       PER-SHARE
  PER SHARE AMOUNTS)                     (NUMERATOR)   (DENOMINATOR)     AMOUNT         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------        -----------   -------------   ---------
Earnings before extraordinary loss        $ 6,625                                        $ 4,133

Less: Preferred stock dividends               (75)                                           (75)
                                          -------         ------        ------           -------         ------        ------

BASIC EPS
Income available to
  common shareholders                       6,550         26,034        $  .25             4,058         25,468        $  .16
                                                                        ======                                         ======

Plus: Interest on 5 1/2% convertible
  subordinated notes                          -0-                                             -0-

EFFECT OF DILUTIVE SECURITIES
  Options                                                  1,363                                          1,482
  5 1/2% convertible subordinated notes                      -0-                                             -0-
  Contingent Options(1)                                       67                                            133
  Employees' Preferred Stock(2)                               80                                             80
                                          -------         ------        ------           -------         ------        ------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                             $ 6,550         27,544        $  .24           $ 4,058         27,163        $  .15
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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE, CONTINUED

                                                  FOR THE SIX MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                       AUGUST 1, 1998                                AUGUST 2, 1997
                                         ---------------------------------------        ---------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME         SHARES       PER-SHARE          INCOME         SHARES       PER-SHARE
  PER SHARE AMOUNTS)                     (NUMERATOR)   (DENOMINATOR)     AMOUNT         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------        -----------   -------------   ---------
Earnings before extraordinary loss         $10,413                                       $  6,315

Less: Preferred stock dividends               (150)                                          (150)
                                           -------         ------        ------          --------         ------        ------

BASIC EPS
Income available to
  common shareholders                       10,263         25,975        $  .40             6,165         25,192        $  .24
                                                                         ======                                         ======

Plus: Interest on 5 1/2% convertible
  subordinated notes                           -0-                                             -0-

EFFECT OF DILUTIVE SECURITIES
  Options                                                   1,426                                          1,400
  5 1/2% convertible subordinated notes                       -0-                                             -0-
  Contingent Options(1)                                        67                                            133
  Employees' Preferred Stock(2)                                80                                             80
                                           -------         ------        ------          --------         ------        ------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                              $10,263         27,548        $  .37          $  6,165         26,805        $  .23
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

NOTE 12
DILUTED EARNINGS PER SHARE RESTATEMENT
------------------------------------------------------------------------------

An error was discovered in calculating the dilutive effect of outstanding convertible subordinated notes on diluted earnings per share, and as a result, the Company revised diluted earnings per share for the second quarter and six months of Fiscal 1999. Diluted earnings per share before extraordinary loss for the second quarter and six months ended August 1, 1998 equalled $0.24 per share rather than the $0.25 per share previously reported and $0.37 per share rather than the $0.40 per share previously reported, respectively. Diluted net earnings per share for the second quarter and six months ended August 1, 1998 equalled $0.11 per share rather than the $0.14 previously reported and $0.24 per share rather than the $0.28 per share previously reported, respectively. The error involved the treatment in the diluted earnings per share calculation of the interest and shares potentially issuable relating to the Company's 5 1/2% convertible subordinated notes issued in the first quarter of Fiscal 1999.

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

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations


Results of Operations - Second Quarter Fiscal 1999 Compared to Fiscal 1998

The Company's net sales in the second quarter ended August 1, 1998 increased 10.0% to $132.0 million from $120.0 million in the second quarter ended August 2, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 18.1% to $126.3 million for the second quarter ended August 1, 1998 from $106.9 million in the same period last year. Gross margin for the quarter increased 17.6% to $57.8 million in the second quarter this year from $49.1 million in the same period last year and increased as a percentage of net sales from 40.9% to 43.7%. Selling and administrative expenses increased 19.7% from the second quarter last year and increased as a percentage of net sales from 35.9% to 39.1%. Pretax earnings in the second quarter ended August 1, 1998 were $6.7 million compared to $4.2 million for the second quarter ended August 2, 1997. Pretax earnings for the second quarter ended August 1, 1998 and August 2, 1997 included a net restructuring gain of $2.4 million and $0.3 million, respectively. Net earnings for the second quarter ended August 1, 1998 were $3.0 million ($0.11 diluted earnings per share) compared to $4.1 million ($0.15 diluted earnings per share) for the second quarter ended August 2, 1997. Net earnings for the second quarter this year included an extraordinary loss for the early retirement of debt of $3.7 million.

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

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales for the six months ended August 1, 1998 increased 13.5% to $265.9 million from $234.2 million for the six months ended August 2, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 20.5% to $249.3 million for the six months ended August 1, 1998 from $206.9 million in the same period last year. Gross margin for the quarter increased 19.1% to $115.6 million for the six months this year from $97.0 million for the same period last year and increased as a percentage of net sales from 41.4% to 43.5%. Selling and administrative expenses increased 19.7% from the first six months last year and increased as a percentage of net sales from 36.9% to 39.0%. Pretax earnings for the six months ended August 1, 1998 were $10.2 million compared to $6.4 million for the six months ended August 2, 1997. Pretax earnings for the six months ended August 1, 1998 and August 2, 1997 included a net restructuring gain of $2.4 million and $0.3 million, respectively. Net earnings for the six months ended August 1, 1998 were $6.8 million ($0.24 diluted earnings per share) compared to $6.3 million ($0.23 diluted earnings per share) for the six months ended August 2, 1997. Net earnings for the six months this year included a tax credit of $247,000 and an extraordinary loss of $3.7 million for the early retirement of debt.

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