Form 10-Q
period 1998-10-31
GENESCO INC
filed 1998-12-15
CIK 18498

                                                                  [GENESCO LOGO]

--------------------------------------------------------------------------------
(Mark One)                  FORM 10-Q
    [X]  Quarterly Report Pursuant To
           Section 13 or 15(d) of the
      Securities Exchange Act of 1934
                    For Quarter Ended
                     October 31, 1998

    [ ] Transition Report Pursuant To
           Section 13 or 15(d) of the
      Securities Exchange Act of 1934

   Securities and Exchange Commission
               Washington, D.C. 20549
           Commission File No. 1-3083


                                        ----------------------------------------
                                        GENESCO INC.
                                        A Tennessee Corporation
                                        I.R.S. No. 62-0211340
                                        Genesco Park
                                        1415 Murfreesboro Road
                                        Nashville, Tennessee 37217-2895
                                        Telephone 615/367-7000
                                        ----------------------------------------

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









--------------------------------------------------------
Common Shares Outstanding December 4, 1998 -- 24,384,830

INDEX
--------------------------------------------------------------------------------------
                                                                                  PAGE
---------------------------------------------------------------------------------------
Part 1 - Financial Information                                                      3
---------------------------------------------------------------------------------------
Consolidated Balance Sheet - October 31, 1998, January 31, 1998 and
   November 1, 1997                                                                 3
---------------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Nine Months Ended
   October 31, 1998 and November 1, 1997                                            4
---------------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Nine Months Ended
   October 31, 1998 and November 1, 1997                                            5
---------------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 31, 1998 and Nine Months Ended October 31, 1998                          6
---------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                          7
---------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                           19
---------------------------------------------------------------------------------------
Part II - Other Information                                                        33
---------------------------------------------------------------------------------------
Signature                                                                          34
---------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands


----------------------------------------------------------------------------------------------------------------
                                                        OCTOBER 31,            JANUARY 31,           NOVEMBER 1,
                                                            1998                  1998                  1997
----------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                           $  42,552             $  49,276             $  13,167
Accounts receivable                                          26,007                20,339                41,612
Inventories                                                 127,924               102,042               128,641
Other current assets                                          6,121                 5,802                 4,590
Current assets of operations to be divested                     -0-                17,105                   -0-
----------------------------------------------------------------------------------------------------------------
Total current assets                                        202,604               194,564               188,010
----------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                     56,361                44,810                44,022
Other noncurrent assets                                       9,715                 6,623                 8,349
Noncurrent assets of operations to be divested                  -0-                   820                   -0-
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 268,680             $ 246,817             $ 240,381
================================================================================================================

----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                  $  62,828             $  71,994             $  58,092
Provision for discontinued operations                         2,997                 3,017                 2,995
Current payments on capital leases                                8                   240                   355
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                    65,833                75,251                61,442
----------------------------------------------------------------------------------------------------------------
Long-term debt                                              103,500                75,000                75,000
Capital leases                                                   34                    39                    50
Other long-term liabilities                                  12,496                14,219                12,394
Provision for discontinued operations                         8,822                10,344                10,886
----------------------------------------------------------------------------------------------------------------
Total liabilities                                           190,685               174,853               159,772
----------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 11)

SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                              7,936                 7,945                 7,938
  Common shareholders' equity:
     Par value of issued shares                              25,113                26,264                26,243
     Additional paid-in capital                             127,876               132,218               132,724
     Accumulated deficit                                    (63,923)              (75,456)              (68,439)
     Accumulated other comprehensive income                  (1,150)               (1,150)                  -0-
     Treasury shares, at cost                               (17,857)              (17,857)              (17,857)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                   77,995                71,964                80,609
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 268,680             $ 246,817             $ 240,381
================================================================================================================


The accompanying Notes are an integral part of Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Earnings
                          In Thousands


-----------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   ------------------------------        ------------------------------
                                                    OCTOBER 31,       NOVEMBER 1,        OCTOBER 31,        NOVEMBER 1,
                                                       1998               1997               1998               1997
-----------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 129,764          $ 147,046          $ 395,621          $ 381,255
Cost of sales                                          71,687             86,387            222,281            223,596
Selling and administrative expenses                    50,187             48,361            153,477            134,900
Restructuring income and other charges, net               -0-                -0-             (2,403)              (275)
-----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                            7,890             12,298             22,266             23,034
-----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                     2,094              2,541              7,163              7,614
   Interest income                                       (597)              (160)            (2,038)              (937)
   Other expense (income)                                 (42)               340                540                404
-----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                      1,455              2,721              5,665              7,081
-----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes
   and extraordinary loss                               6,435              9,577             16,601             15,953
Income taxes (benefit)                                    162                 55                (85)               116
-----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                      6,273              9,522             16,686             15,837
Extraordinary loss from
   early retirement of debt                               -0-               (169)            (3,651)              (169)
-----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                        $   6,273          $   9,353          $  13,035          $  15,668
=======================================================================================================================
Basic earnings per common share:
   Before extraordinary loss                        $     .24          $     .37          $     .64          $     .62
   Extraordinary loss                               $     .00          $    (.01)         $    (.14)         $    (.01)
   Net earnings                                     $     .24          $     .36          $     .50          $     .61
Diluted earnings per common share:
   Before extraordinary loss                        $     .23          $     .35          $     .61          $     .58
   Extraordinary loss                               $     .00          $    (.01)         $    (.14)         $    (.01)
   Net earnings                                     $     .23          $     .34          $     .47          $     .57
=======================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Cash Flows
                          In Thousands


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                 -------------------------  ------------------------
                                                                                 OCTOBER 31,    NOVEMBER 1, OCTOBER 31,  NOVEMBER 1,
                                                                                    1998         1997          1998         1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                      $  6,273     $  9,353     $  13,035     $ 15,668
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                  2,421        2,217         7,528        6,647
      Provision for deferred income taxes                                              -0-          -0-           -0-         (687)
      Provision for losses on accounts receivable                                      (23)          63           124        1,114
      Impairment of long-lived assets and other charges                                -0-          -0-           -0-          831
      Loss on retirement of debt                                                       -0-          169         3,651          169
      Restructuring charge (credit)                                                    -0-          -0-        (2,403)      (1,106)
      Other                                                                            126          286           567          924
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                                            1,127       (5,937)       (2,240)      (8,337)
      Inventories                                                                   (1,502)      (5,175)      (22,994)     (32,757)
      Other current assets                                                            (728)        (773)         (315)         (81)
      Accounts payable and accrued liabilities                                      (6,087)      (1,261)       (9,498)         254
      Other assets and liabilities                                                     155          278        (2,945)         375
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                            1,762         (780)      (15,490)     (16,986)
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                             (5,347)      (5,066)      (19,350)     (17,603)
   Proceeds from businesses divested and asset sales                                   188            1        14,114          193
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (5,159)      (5,065)       (5,236)     (17,410)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments of long-term debt                                                          -0-          -0-       (77,220)         -0-
   Payments on capital leases                                                          (20)        (156)         (237)      (1,080)
   Stock repurchase                                                                 (7,699)         -0-        (7,699)         -0-
   Dividends paid                                                                      (76)         -0-        (1,502)         -0-
   Long-term borrowings                                                                -0-          -0-       103,500          -0-
   Exercise of stock options and related income tax benefits                           494          654         2,128        4,378
   Deferred note expense                                                               -0-          -0-        (3,914)         -0-
   Other                                                                                 1          890        (1,054)         890
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (7,300)       1,388        14,002        4,188
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                      (10,697)      (4,457)       (6,724)     (30,208)
Cash and short-term investments at
   beginning of period                                                              53,249       17,624        49,276       43,375
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                  $ 42,552     $ 13,167     $  42,552     $ 13,167
===================================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                       $  3,427     $    534     $  10,489     $  9,094
   Income taxes                                                                         87           22           (14)         105
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

                        GENESCO INC.
                        AND CONSOLIDATED SUBSIDIARIES
                        Consolidated Shareholders' Equity
                        In Thousands



----------------------------------------------------------------------------------------------------------------------------------
                                  TOTAL                                                     ACCUMULATED                    TOTAL
                             NON-REDEEMABLE           ADDITIONAL                               OTHER                       SHARE-
                               PREFERRED   COMMON      PAID-IN      TREASURY   ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE  HOLDERS'
                                 STOCK     STOCK       CAPITAL       STOCK      (DEFICIT)      INCOME          INCOME     EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997        $ 7,944   $ 25,195    $ 122,615    $ (17,857)   $(84,107)     $   -0-            -0-     $ 53,790
==================================================================================================================================
Exercise of options                 -0-        458        2,809          -0-         -0-          -0-            -0-        3,267
Issue shares - Employee Stock
  Purchase Plan                     -0-         70          496          -0-         -0-          -0-            -0-          566
Net earnings                        -0-        -0-          -0-          -0-       8,651          -0-          8,651        8,651
Issue shares - litigation
  settlement                        -0-        525        6,175          -0-         -0-          -0-            -0-        6,700
Tax effect of exercise of
  stock options                     -0-        -0-           42          -0-         -0-          -0-            -0-           42
Minimum pension liability
  adjustment                        -0-        -0-          -0-          -0-         -0-       (1,150)        (1,150)      (1,150)
Other                                 1         16           81          -0-         -0-          -0-            -0-           98
                                                                                                            --------
Comprehensive Income                                                                                        $  7,501
----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998        $ 7,945   $ 26,264    $ 132,218    $ (17,857)   $(75,456)     $(1,150)                $    71,964
==================================================================================================================================
Net earnings                        -0-        -0-          -0-          -0-      13,035          -0-         13,035       13,035
Dividends paid                      -0-        -0-          -0-          -0-      (1,502)         -0-            -0-       (1,502)
Exercise of options                 -0-        212          822          -0-         -0-          -0-            -0-        1,034
Issue shares - restricted
  stock options                     -0-         67          533          -0-         -0-          -0-            -0-          600
Issue shares - Employee Stock
  Purchase Plan                     -0-        107          387          -0-         -0-          -0-            -0-          494
Stock repurchase                    -0-     (1,539)      (6,160)         -0-         -0-          -0-            -0-       (7,699)
Minimum pension liability
  adjustment                        -0-        -0-          -0-          -0-         -0-          -0-            -0-          -0-
Other                                (9)         2           76          -0-         -0-          -0-            -0-           69
                                                                                                            --------
Comprehensive Income                                                                                        $ 13,035
----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1998        $ 7,936   $ 25,113    $ 127,876    $ (17,857)   $(63,923)    $ (1,150)                   $ 77,995
==================================================================================================================================



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

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at October 31, 1998 of 678 Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Underground Station and Nautica retail footwear stores and leased departments. Because of the acquisition by Dillards Inc. of Mercantile, the Company will end its operation of the Jarman leased departments. Except for 21 stores which Dillards Inc. closed or sold in September and November 1998, the Company expects to operate the remaining 82 leased departments at least through the remainder of the current fiscal year. The Jarman leased departments' business contributed approximately $4.1 million in operating earnings and $52.3 million in sales to the Company's results in the fiscal year ended January 31, 1998. The Jarman leased departments' business contributed approximately $1.5 million in operating earnings and $35.9 million in sales to the Company's results for the nine months ended October 31, 1998. The Jarman leased departments had inventory of $16.2 million and total assets of $20.0 million at October 31, 1998.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 31, 1998 and October 31, 1998, are short-term investments of $45.6 million and $37.1 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 31, 1998 and October 31, 1998, the Company had approximately $15.0 million and $18.9 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

NOTE 2
RESTRUCTURINGS
--------------------------------------------------------------------------------

FISCAL 1998 RESTRUCTURING
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business (the "Boot Divestiture"). In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. In addition to the asset writedown, the Company recorded $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs in the fourth quarter of Fiscal 1998. Net sales of the Company's western boot business for Fiscal 1998, 1997 and 1996 were $45.4 million, $56.1 million and $57.3 million, respectively. The operating losses for the Company's western boot business for Fiscal 1998 and 1997 were $3.7 million and $2.2 million, respectively. The Company's western boot business had operating income of $1.6 million for Fiscal 1996.

On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture. The $2.4 million gain represents savings of employee-related costs and facility shutdown costs due to facilities assumed and employees retained by the buyer.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

                                       OCTOBER 31,             JANUARY 31,
IN THOUSANDS                              1998                    1998
--------------------------------------------------------------------------------
Trade accounts receivable               $ 23,286                $ 19,947
Miscellaneous receivables                  4,981                   3,142
--------------------------------------------------------------------------------
Total receivables                         28,267                  23,089
Allowance for bad debts                     (862)                   (988)
Other allowances                          (1,398)                 (1,762)
--------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                 $ 26,007                $ 20,339
================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 8% of the Company's trade receivables balance as of October 31, 1998.


NOTE 4
INVENTORIES
--------------------------------------------------------------------------------

                                       OCTOBER 31,             JANUARY 31,
IN THOUSANDS                              1998                    1998
--------------------------------------------------------------------------------
Raw materials                           $  2,990                $  4,452
Work in process                            2,171                   2,261
Finished goods                            28,160                  28,458
Retail merchandise                        94,603                  66,871
--------------------------------------------------------------------------------
TOTAL INVENTORIES                       $127,924                $102,042
================================================================================

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
--------------------------------------------------------------------------------

                                                          OCTOBER 31,             JANUARY 31,
IN THOUSANDS                                                  1998                    1998
----------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                    $     263                $    263
   Buildings and building equipment                            2,444                   2,515
   Machinery, furniture and fixtures                          33,322                  34,338
   Construction in progress                                    7,791                   6,767
   Improvements to leased property                            60,450                  51,136
Capital leases:
   Buildings                                                     293                     200
   Machinery, furniture and fixtures                           4,002                   4,777
----------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                 108,565                  99,996
Accumulated depreciation and amortization:
   Plant and equipment                                       (48,064)                (50,519)
   Capital leases                                             (4,140)                 (4,667)
----------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                    $  56,361                $ 44,810
==============================================================================================

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 6
ASSETS OF OPERATIONS TO BE DIVESTED
--------------------------------------------------------------------------------

                                                               JANUARY 31,
IN THOUSANDS                                                       1998
------------------------------------------------------------------------
Current assets:
   Accounts receivable, net of allowance of $3,325               $ 7,684
   Inventory                                                       9,418
   Other current assets                                                3
------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             $17,105
========================================================================
Noncurrent assets:
   Plant and equipment                                               783
   Capitalized lease rights                                           37
------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                          $   820
========================================================================

NOTE 7

PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------
PROVISION FOR DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

                                                                            EMPLOYEE
                                                                             RELATED
IN THOUSANDS                                                                  COSTS*          OTHER               TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                                     $12,036         $  1,325             $13,361
Charges and adjustments, net                                                  (1,385)            (157)             (1,542)
-------------------------------------------------------------------------------------------------------------------------
Balance October 31, 1998                                                      10,651            1,168              11,819
Current portion                                                                1,945            1,052               2,997
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                                    $ 8,706         $    116             $ 8,822
=========================================================================================================================

*Union pension withdrawal liability.

RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

                                                         EMPLOYEE           FACILITY
                                                          RELATED           SHUTDOWN
IN THOUSANDS                                               COSTS             COSTS           OTHER             TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                  $ 3,593          $  1,983         $  1,532          $  7,108
Charges and adjustments, net                               (3,267)             (621)            (366)           (4,254)
-----------------------------------------------------------------------------------------------------------------------
Balance October 31, 1998                                      326             1,362            1,166             2,854
Current portion (included in accounts
   payable and accrued liabilities)                           326             1,033            1,107             2,466
-----------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)              $   -0-          $    329         $     59          $    388
=======================================================================================================================

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 8
LONG-TERM DEBT
--------------------------------------------------------------------------------

                                                                                 OCTOBER 31,             JANUARY 31,
IN THOUSANDS                                                                         1998                   1998
-------------------------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                               $    -0-               $75,000
5 1/2% convertible subordinated notes due April 2005                                  103,500                   -0-
-------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                  103,500                75,000
Current portion                                                                           -0-                   -0-
-------------------------------------------------------------------------------------------------------------------
Total Noncurrent Portion of Long-Term Debt                                           $103,500               $75,000
===================================================================================================================

REVOLVING CREDIT AGREEMENT:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement, as amended January 30, 1998 and March 31, 1998, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss of $169,000, recognized in the third quarter of Fiscal 1998. Outstanding letters of credit at October 31, 1998 were $5.4 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.5% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.425% per annum on $65.0 million and also varies based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter, subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at October 31, 1998.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003. These notes were redeemed on May 8, 1998, resulting in a $3.7 million extraordinary loss for early retirement of debt recognized in the second quarter of Fiscal 1999.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 8

LONG-TERM DEBT, CONTINUED
--------------------------------------------------------------------------------

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes are convertible into 47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss of $3.7 million, 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain covenants in the indenture relating to the senior notes, and
3) the remaining proceeds for general corporate purposes.

The indenture pursuant to which the convertible subordinated notes were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.


NOTE 9
COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for the quarter and nine months ended October 31, 1998 or November 1, 1997.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 10
EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                                                    OCTOBER 31, 1998                                 NOVEMBER 1, 1997
                                        -----------------------------------------        ----------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE           INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary loss        $ 6,273                                          $ 9,522

Less: Preferred stock dividends               (75)                                             (75)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                      6,198           25,600       $  .24              9,447           25,702      $  .37
                                                                         ======                                          =======

EFFECT OF DILUTIVE SECURITIES
   Options                                                     662                                            1,449
   Contingent Options(1)                                        67                                              133
   Employees' Preferred Stock(2)                                74                                               80
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                            $ 6,198           26,403      $   .23            $ 9,447           27,364      $  .35
=================================================================================================================================

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,816, 40,869 and 24,946, respectively.

The amount of the interest on the convertible subordinated notes (net of tax) per common share obtainable on conversion of the notes is higher than basic earnings per share for the period. Therefore, conversion of the convertible notes is not reflected in diluted earnings per share, because it would have been antidilutive.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 2.6 million shares announced by the Company in August 1998. The Company repurchased 1.5 million shares as of October 31, 1998.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 10
EARNINGS PER SHARE, CONTINUED
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                                                    OCTOBER 31, 1998                                 NOVEMBER 1, 1997
                                        -----------------------------------------        ----------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE           INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary loss        $16,686                                         $15,837

Less: Preferred stock dividends              (225)                                           (226)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                     16,461            25,850        $.64            15,611             25,362        $.62
                                                                           =====                                            =====

EFFECT OF DILUTIVE SECURITIES
   Options                                                    1,176                                            1,416
   Contingent Options(1)                                         67                                              133
   Employees' Preferred Stock(2)                                 74                                               80
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                            $16,461            27,167        $.61           $15,611             26,991        $.58
=================================================================================================================================

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,816, 40,869 and 24,946, respectively.

The amount of the interest on the convertible subordinated notes (net of tax) per common share obtainable on conversion of the notes is higher than basic earnings per share for the period. Therefore, conversion of the convertible notes is not reflected in diluted earnings per share, because it would have been antidilutive.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 2.6 million shares announced by the Company in August 1998. The Company repurchased 1.5 million shares as of October 31, 1998.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 11
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly in a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $10.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State of New York are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of New York State funding and insurance coverage, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11
LEGAL PROCEEDINGS, CONTINUED
--------------------------------------------------------------------------------

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company has proposed a remedial action plan involving installation of horizontal wells to capture groundwater from a portion of the site, treatment of the groundwater either after its use in the manufacturing process or through an air sparge system, and installation of monitoring wells. The Company's environmental consultants estimate capital cost associated with the plan to be in the range of $100,000 to $180,000, with operations and maintenance costs in the range of $10,000 to $15,000 per year. Based on these estimates and assuming the plan's approval by the MDEQ, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan does not address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. The Company is continuing to study the lake sediment issues, and at present is unable to predict whether and to what extent it may be required to participate in a remediation of sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

Other Legal Proceedings
On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not presently expect the action to have a material effect on its financial condition or results of operations.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include a continuation of recent softness in the retail footwear market, which the Company believes to be reflected in lower than planned revenues. They also include the timing and acceptance of products being introduced to the market by the Company, such as the planned launch early in Fiscal 2000 of a new line of athletic footwear by the Nautica footwear division. Additionally, as discussed elsewhere in this report, during the second quarter of Fiscal 1999 the Company announced a plan to address the anticipated loss of its leased men's shoe departments in Mercantile Stores Company's department stores, which involved a transition out of the leased department business and an accelerated store opening plan. The timing and terms of such transition and the ability to open and operate the additional stores on schedule and at expected levels of profitability are also among the factors that could lead to material differences from the expectations reflected in the forward looking statements in this report. Failure by the Company to successfully complete its plans for addressing the Year 2000 issue, discussed elsewhere in this report, or failures related to the issue by key suppliers of goods or services to the Company or by the customers of the Company could also result in a failure to meet expectations reflected in forward-looking statements. Other factors that could also lead to such a failure to meet expectations reflected in forward looking statements include international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 11 to the Consolidated Financial Statements, the solvency of the retail customers of the Company and the ability to minimize operating expenses and to take other appropriate measures to deal with changes in markets for the Company's products. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may accordingly alter its business strategies.

SIGNIFICANT DEVELOPMENTS

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss of $3.7 million, 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes. See Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

Leased Department Transition; Modified Accelerated Growth Plan
Under a longstanding agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman lease Division. Because of the acquisition by Dillards Inc. of Mercantile, the Company will end its

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

operation of the leased departments. Except for 21 stores which Dillards Inc. closed or sold during September and November 1998, the Company expects to operate the remaining 82 leased departments through the remainder of the current fiscal year. The Jarman leased departments' business contributed approximately $4.1 million in operating earnings and $52.3 million in net sales to the Company's results in the fiscal year ended January 31, 1998. The Jarman leased departments' business contributed approximately $1.5 million in operating earnings and $35.9 million in sales to the Company's results for the nine months ended October 31, 1998. The Jarman leased departments had inventory of $16.2 million and total assets of $20.0 million at October 31, 1998. The 21 stores closed or sold by Dillards Inc. had store operating income of approximately $0.2 million for the three month period ending January 31, 1998.

During the second quarter ended August 1, 1998, the Company announced an accelerated store opening schedule to address the loss of the Jarman Lease business. In response to some uncertainty in the retail footwear market, the Company modified the schedule during the third quarter. The Company currently intends to open 50 to 60 Journeys stores, 15 to 20 Johnston & Murphy shops and factory stores and 10 to 15 Jarman and Underground Station stores during Fiscal 2000. The Company also implemented expense reductions and anticipated some additional wholesale volume in its plans to address the Mercantile transition. The Company established accruals for severance related to the expense reductions of approximately $0.5 million in the second quarter ended August 1, 1998. Additional accruals for severance could be recorded depending on final terms of the Mercantile transition.

Share Repurchase Program
During the third quarter ended October 31, 1998, the Company authorized the purchase, from time to time, up to 2.6 million shares of the Company's common stock. The purchases may be made on the open market or in privately negotiated transactions. As of October 31, 1998, the Company had repurchased 1.5 million shares at a cost of $7.7 million.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business (the "Boot Divestiture"). In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. In addition to the asset writedown, the Company recorded $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs in the fourth quarter of Fiscal 1998. Net sales of the Company's western boot business for Fiscal 1998, 1997 and 1996 were $45.4 million, $56.1 million and $57.3 million, respectively. The operating losses for the Company's western boot business for Fiscal 1998 and 1997 were $3.7 million and $2.2 million, respectively. The Company's western boot business had operating income of $1.6 million for Fiscal 1996.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture. The $2.4 million gain represents savings of employee-related costs and facility shutdown costs due to facilities assumed and employees retained by the buyer.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff functions in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales in the third quarter ended October 31, 1998 decreased 11.8% to $129.8 million from $147.0 million in the third quarter ended November 1, 1997. Pro forma for the Boot Divestiture as if it occurred at the beginning of last year's third quarter, the Company's net sales increased 0.4% to $129.8 million for the third quarter ended October 31, 1998 from $129.2 million in the same period last year. Gross margin for the quarter decreased 4.3% to $58.1 million in the third quarter this year from $60.7 million in the same period last year but increased as a percentage of net sales from 41.3% to 44.8%. Selling and administrative expenses increased 3.8% from the third quarter last year and increased as a percentage of net sales from 32.9% to 38.7%. Pretax earnings in the third quarter ended October 31, 1998 were $6.4 million compared to $9.6 million for the third quarter ended November 1, 1997. Net earnings for the third quarter ended October 31, 1998 were $6.3 million ($0.23 diluted earnings per share) compared to $9.4 million ($0.34 diluted earnings per share) for the third quarter ended November 1, 1997. Net earnings for the third quarter ended November 1, 1997 included an extraordinary loss for the early retirement of debt of $169,000.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------



Footwear Retail

                                                                Three Months Ended
                                                            --------------------------
                                                             October 31,   November 1,            %
                                                                1998          1997              Change
                                                            ------------  ------------          ------
                                                              (dollars in thousands)

      Net sales.............................................$     95,053  $     91,403             4.0%
      Net sales-ongoing operations(1).......................$     95,053  $     87,396             8.8%
      Operating income......................................$      7,701  $     11,063           (30.4)%
      Operating margin......................................         8.1 %        12.1%

(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Primarily due to a 17% increase in average retail stores operated, net sales from footwear retail operations increased 4.0% for the third quarter ended October 31, 1998, compared to the same period last year. The Company opened 43 stores and closed 21 stores during the third quarter ended October 31, 1998. The average price per pair decreased 3% and unit sales increased 7% for the third quarter of Fiscal 1999.

The Company's comparable store sales and store count at the end of the periods were as follows:

                                                                                        Store Count
                                                                                -----------------------------
                                                               Comparable       October 31,       November 1,
                                                             Sales Changes          1998              1997
                                                             -------------      -----------       -----------
     Journeys.................................................     -3%               254               170
     Johnston & Murphy (including factory stores).............     +7%               132               125
     Jarman Retail............................................    -13%               168(1)            154
     Jarman Lease.............................................    -24%                86                86
     Boot Factory Outlet Stores...............................     NA                  0                26
     Other Outlet Stores......................................     -3%                38                15
                                                                                     ---               ---
     Total Retail    .........................................     -7%               678               576
                                                                                     ===               ===


(1)  Includes sixteen Underground Station Stores.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

Retail gross margin for the quarter increased 2.1% to $46.0 million in the third quarter this year from $45.0 million in the same period last year. Retail gross margin decreased as a percentage of net sales to 48.4% from 49.3%, primarily from increased markdowns to stimulate sales. Retail operating expenses increased 13.6% in the third quarter of Fiscal 1999 from the same quarter last year, primarily due to the 17% increase in average stores operated, which resulted in increased occupancy related expenses and selling salaries, and due to increased advertising expenses. In addition, divisional management expenses increased in the third quarter of Fiscal 1999 to support new store growth. Overall retail operating expenses increased as a percentage of net sales from 36.9% for the third quarter of this year to 40.3% for the third quarter of last year.

Retail operating income for the third quarter ended October 31, 1998 was down 30.4% to $7.7 million compared to $11.1 million in the same period last year, due to decreased margins as a percentage of net sales and increased expenses as a percentage of net sales.

On July 14, 1998, the Company sold its Boot Factory retail chain in conjunction with the Boot Divestiture. For the third quarter ended November 1, 1997, the chain had net sales and operating income of $4.0 million and $244,000, respectively.

Footwear Wholesale & Manufacturing

                                                                Three Months Ended
                                                            -------------------------
                                                             October 31,   November 1,             %
                                                               1998           1997               Change
                                                             -----------  ------------           ------
                                                               (dollars in thousands)

      Net sales.............................................$     34,711  $     55,643           (37.6)%
      Net sales-ongoing operations(1).......................$     34,711  $     41,852           (17.1)%
      Operating income......................................$      2,517  $      3,785           (33.5)%
      Operating margin......................................         7.3%          6.8%


(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Net sales from footwear wholesale and manufacturing operations decreased 37.6% to $34.7 million for the third quarter ended October 31, 1998, from $55.6 million in the same period last year, reflecting primarily the absence of sales in the third quarter ended October 31, 1998 from the operations divested, lower tanned leather sales and lower sales in the Company's Nautica division. Nautica sales were down primarily due to the weak retail footwear environment, a lack of orders from a major customer engaged in an inventory reduction program and the delay until early next year of the planned launch of a revamped athletic footwear line in conjunction with a line of coordinating athletic clothing by Nautica Apparel, which management believes accounted for a

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

decline in Nautica athletic sales from the third quarter last year. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by a continuing decrease in demand for leather military footwear. Leather for such footwear makes up the bulk of the Company's tanned leather business. The Company expects the decline in tanned leather sales to continue at least through the remainder of Fiscal 1999. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations decreased 17.1% to $34.7 million for the third quarter ended October 31, 1998, from $41.9 million in the same period last year, reflecting primarily decreased sales in the Company's Nautica division and lower tanned leather sales.

Wholesale gross margin for the third quarter ended October 31, 1998 decreased 22.6% to $12.1 million from $15.6 million in the same period last year, primarily because of the absence in this year's third quarter of gross margin from the divested operations and the lower Nautica sales. As a percentage of net sales, gross margin increased from 28.1% to 34.9%, primarily from changes in sales mix.

Wholesale operating expenses decreased 18.5% for the third quarter ended October 31, 1998 primarily as a result of the Boot Divestiture. These expenses increased as a percentage of net sales from 21.1% to 27.6%, primarily as a result of higher divisional administrative expenses to support expected growth in the branded footwear businesses and increased advertising expenses.

Wholesale operating income decreased from $3.8 million for the third quarter ended November 1, 1997, to $2.5 million for the third quarter ended October 31, 1998, due to decreased sales and increased expenses as a percentage of net sales.

The Company completed the Boot Divestiture on July 14, 1998. For the third quarter ended November 1, 1997, the wholesale western boot business had net sales and operating loss of $13.8 million and $1.0 million, respectively.

Corporate and Interest Expenses
Corporate and other expenses for the third quarter ended October 31, 1998, were $2.3 million compared to $2.9 million for the same period last year, a decrease of 20.9%. The decrease in corporate expenses is attributable primarily to decreased compensation expense, including decreased performance-related stock based compensation and decreased bonus accruals based on the Company's decreased earnings, and to decreased professional fees.

Interest expense decreased 18% from $2.5 million for the third quarter ended November 1, 1997, to $2.1 million for the third quarter ended October 31, 1998, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million borrowings to 5 1/2% on $103.5 million borrowings. Interest income increased 273% for the third quarter of Fiscal 1999, from $0.2 million for the third quarter of Fiscal 1998 to $0.6 million, due to increases in average short-term investments as a result of the increased cash from the Boot Divestiture and the net proceeds from the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

no borrowings under the Company's revolving credit facility during the three months ended October 31, 1998 or the three months ended November 1, 1997.

RESULTS OF OPERATIONS - NINE MONTHS FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales for the nine months ended October 31, 1998 increased 3.8% to $395.6 million from $381.3 million for the nine months ended November 1, 1997. Pro forma for the Boot Divestiture, the Company's net sales increased 12.8% to $379.1 million for the nine months ended October 31, 1998 from $336.1 million in the same period last year. Gross margin increased 9.9% to $173.3 million for the first nine months of this year from $157.7 million for the same period last year and increased as a percentage of net sales from 41.4% to 43.8% for such periods. Selling and administrative expenses increased 13.8% from the first nine months last year and increased as a percentage of net sales from 35.4% to 38.8%. Pretax earnings for the nine months ended October 31, 1998 were $16.6 million compared to $16.0 million for the nine months ended November 1, 1997. Pretax earnings for the nine months ended October 31, 1998 and November 1, 1997 included a net restructuring gain of $2.4 million and $0.3 million, respectively. Net earnings for the nine months ended October 31, 1998 were $13.0 million ($0.47 diluted earnings per share) compared to $15.7 million ($0.57 diluted earnings per share) for the nine months ended November 1, 1997. Net earnings for the first nine months of this year included a tax credit of $85,000 and an extraordinary loss of $3.7 million for the early retirement of debt. Net earnings for the nine months ended November 1, 1997 included an extraordinary loss of $169,000 for the early retirement of debt.

Footwear Retail

                                                                Nine Months Ended
                                                            -------------------------
                                                             October 31,  November 1,              %
                                                                1998         1997                Change
                                                            ------------  -----------            ------
                                                              (dollars in thousands)

      Net sales.............................................$    273,351  $    241,345            13.3%
      Net sales-ongoing operations(1).......................$    268,676  $    231,190            16.2%
      Operating income......................................$     18,879  $     24,319           (22.4)%
      Operating margin......................................         6.9%         10.1%


(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Primarily due to a 19% increase in average retail stores operated, net sales from footwear retail operations increased 13.3% for the nine months ended October 31, 1998, compared to the same period last year. The Company opened 150 stores and closed 59 stores during the nine months

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

ended October 31, 1998. The average price per pair decreased 3% while unit sales increased 16% for the first nine months of Fiscal 1999.

The Company's comparable store sales and store count at the end of the periods were as follows:

                                                                                         Store Count
                                                                                -----------------------------
                                                               Comparable       October 31,       November 1,
                                                            Sales Changes           1998              1997
                                                            -------------       -----------       -----------
     Journeys.................................................     +1%               254               170
     Johnston & Murphy (including factory stores).............     +8%               132               125
     Jarman Retail............................................     -7%               168(1)            154
     Jarman Lease.............................................     -9%                86                86
     Boot Factory Outlet Stores...............................    -10%                 0                26
     Other Outlet Stores......................................     +2%                38                15
                                                                                     ---               ---
     Total Retail    .........................................     -1%               678               576
                                                                                     ===               ===

----------

(1)  Includes sixteen Underground Station Stores.

Retail gross margin increased 12.0% to $133.4 million for the first nine months of this year from $119.1 million in the same period last year. Retail gross margin decreased as a percentage of net sales to 48.8% from 49.3%, primarily from increased markdowns to stimulate sales. Retail operating expenses increased 21.1% in the first nine months of Fiscal 1999 from the same period last year, primarily due to the 19% increase in average stores operated, which resulted in increased occupancy related expenses and selling salaries, and due to increased advertising expenses. In addition, divisional management expenses increased in the first nine months of Fiscal 1999 to support new store growth. Overall retail operating expenses increased as a percentage of net sales from 39.1% for the first nine months of this year to 41.8% in the same period last year.

Retail operating income for the nine months ended October 31, 1998 was down 22.4% to $18.9 million compared to $24.3 million in the same period last year, due primarily to increased expenses.

On July 14, 1998, the Company sold its Boot Factory retail chain in conjunction with the Boot Divestiture. For the nine months ended October 31, 1998, the chain had net sales and operating loss of $4.7 million and $535,000, respectively, compared to net sales and operating income of $10.2 million and $35,000, respectively, in the same period last year.

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

Footwear Wholesale & Manufacturing

                                                                 Nine Months Ended
                                                            ----------------------------
                                                             October 31,    November 1,            %
                                                                1998           1997             Change
                                                            ------------  ---------------       ------
                                                              (dollars in thousands)

      Net sales.............................................$    122,270  $    139,910           (12.6)%
      Net sales-ongoing operations(1).......................$    110,385  $    104,926             5.2%
      Operating income......................................$     11,157  $      6,366            75.3%
      Operating margin......................................         9.1%          4.6%

--------

(1) Pro forma for the Boot Divestiture as if it occurred at the beginning of the periods presented.

Net sales from footwear wholesale and manufacturing operations decreased 12.6% to $122.3 million for the nine months ended October 31, 1998, from $139.9 million in the same period last year, reflecting primarily the decrease in sales for the nine months ended October 31, 1998 due to the operations divested and lower tanned leather sales. Tanned leather sales were down due to lower orders from military footwear suppliers, which have been impacted by a continuing decrease in demand for leather military footwear. Leather for such footwear makes up the bulk of the Company's tanned leather business. The Company expects the decline in tanned leather sales to continue at least through the remainder of Fiscal 1999. Pro forma for the Boot Divestiture, wholesale sales attributable to ongoing operations increased 5.2% to $110.4 million for the nine months ended October 31, 1998, from $104.9 million in the same period last year, reflecting primarily increased sales of men's branded footwear.

Wholesale gross margin for the nine months ended October 31, 1998 increased 3.5% to $39.9 million from $38.6 million in the same period last year. As a percentage of net sales, gross margin increased from 27.6% to 32.6%, primarily from changes in sales mix.

Wholesale operating expenses decreased 4.9% for the nine months ended October 31, 1998 primarily from the Boot Divestiture. These expenses increased as a percentage of net sales from 23.1% to 25.2%, primarily as a result of higher divisional administrative expenses to support expected growth in the branded footwear businesses, increased royalty expenses from increased sales and increased advertising expenses.

Wholesale operating income increased from $6.4 million for the nine months ended November 1, 1997, to $11.2 million for the nine months ended October 31, 1998, due to increased margin and

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

decreased expenses, $1.9 million decrease in western boot business operating losses and the $2.4 million gain from the Boot Divestiture. Wholesale operating income for the nine months ended October 31, 1998 included $250,000 of environmental and litigation settlement costs.

The Company completed the Boot Divestiture on July 14, 1998. For the nine months ended October 31, 1998, the wholesale western boot business had net sales and operating loss of $11.9 million and $1.4 million, respectively, compared to net sales and operating loss of $35.0 million and $3.3 million, respectively, in the same period last year.

Corporate And Interest Expenses
Corporate and other expenses for the nine months ended October 31, 1998, were $8.3 million compared to $8.1 million for the same period last year, an increase of 3.2%. The increase in corporate expenses is attributable primarily to increased legal fees in the first half of Fiscal 1999 and to expenses related to systems development in order to be Year 2000 compliant.

Interest expense decreased 5.9% for the nine months ended October 31, 1998 compared to the nine months ended November 1, 1997, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million borrowings to 5 1/2% on $103.5 million borrowings. Interest income increased 118% for the first nine months of Fiscal 1999, from $0.9 million for the first nine months of Fiscal 1998 to $2.0 million, due to increases in average short-term investments as a result of the increased cash from the Boot Divestiture and the net proceeds from the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during the nine months ended October 31, 1998 or the nine months ended November 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                                 October 31,       November 1,
                                                                                     1998             1997
                                                                                 -----------       -----------
                                                                                     (dollars in millions)
Cash and short-term investments...................................................  $ 42.6           $ 13.2
Working capital.................................................................... $136.8           $126.6
Long-term debt (includes current maturities)....................................... $103.5           $ 75.0
Current ratio.....................................................................     3.1x             3.1x

----------

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

Cash used in operating activities was $15.5 million in the first nine months of Fiscal 1999 compared to $17.0 million in the first nine months of Fiscal 1998. The $1.5 million improvement in cash flow from operating activities primarily reflects less seasonal growth due to the Boot Divestiture and lower seasonal growth in accounts receivable from lower wholesale sales.

The $25.9 million increase in inventories from January 31, 1998 levels reflects planned increases in retail inventory to support the net increase of 91 stores in the first nine months of Fiscal 1999, increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses and lower than anticipated sales in certain product styles.

Accounts receivable at October 31, 1998 increased $6.8 million compared to January 31, 1998, primarily due to increased sales of men's branded footwear.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                  Nine Months Ended
                                                                           ----------------------------------
                                                                           October 31,            November 1,
                                                                              1998                   1997
                                                                           -----------            -----------
                                                                                      (in thousands)
   Accounts payable........................................................$      580             $   6,794
   Accrued liabilities.....................................................   (10,078)               (6,540)
                                                                           ----------             ---------
                                                                           $   (9,498)            $     254
                                                                           ==========             =========

The fluctuations in accounts payable are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities was primarily due to payment of bonuses, interest payments on the Company's long-term debt and payments of severance costs and liabilities related to the Restructurings.

There were no revolving credit borrowings during the nine months ended October 31, 1998 or the nine months ended November 1, 1997, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. On January 30, 1998 the revolving credit agreement was amended to

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

permit the Boot Divestiture. On March 31, 1998, the revolving credit agreement was amended to permit the issuance of the Company's 5 1/2% Convertible Subordinated Notes due 2005. The agreement, as amended, expires September 24, 2002.

Capital Expenditures
Total capital expenditures in Fiscal 1999 are expected to be approximately $26.5 million. These include expected retail expenditures of $19.3 million to open approximately 159 new retail stores and to complete 28 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $7.2 million, including approximately $4.9 million for new computer systems to improve customer service and support the Company's growth.

Year 2000
The Year 2000 issue is the result of computer programs' being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems are expected to be Year 2000 compliant.

The Company will utilize both internal and external resources to reprogram or replace and test software for Year 2000 compliance. The Company currently has 100% of the estimated human resources it expects to be required in the remediation and testing process committed.

The Company plans to complete its Year 2000 project no later than the end of the third quarter of Fiscal 2000. The Company has completed the remediation, including final testing, of approximately 47% of its identified 2.1 million lines of code in its legacy systems. The Company added 0.4 million lines of code associated with existing wholesale systems to the code to be remediated due to delays until the second half of Fiscal 2000 in system replacements. The Company is using three of five modules of its new financial system at the end of the third quarter of Fiscal 1999 and plans to have the other parts in service by the end of the first quarter of Fiscal 2000. The Company's contingency plan for its systems replacement calls for remediation of the existing retail systems if certain hurdles in the replacement process are not met by March 1999.

The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal years 1998 through 2000, is estimated at $20 million and is being funded

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

through operating cash flows and cash on hand. Of the total project cost, approximately $12 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8 million will be expensed, including projected costs of $4.0 million for Fiscal 1999. Cumulative to date expenditures are $5.1 million plus cumulative capital expenditures of $7.7 million.

The Company has developed plans for formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communications began in the last quarter of Fiscal 1998 and the Company anticipates initial completion in the fourth quarter of Fiscal 1999 with follow-up continuing until the Year 2000 with critical trading partners based on the initial responses. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company is presently developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects such contingency plans to be completed by the end of the first quarter of Fiscal 2000.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Management uses outside consultants to review the adequacy of its Year 2000 plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Environmental And Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11 to the Company's Consolidated Financial Statements included elsewhere herein. The Company has made provisions for certain of these contingencies, including provisions of $150,000 and $500,000 in discontinued operations in Fiscal 1997 and Fiscal 1996, respectively, and $250,000 and $500,000 reflected in Fiscal 1998 and Fiscal 1996, respectively. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that

                GENESCO INC.
                AND CONSOLIDATED SUBSIDIARIES
                Management's Discussion and Analysis
                of Financial Condition and Results of Operations


--------------------------------------------------------------------------------

future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 1999, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.5 million of costs associated with the Boot Divestiture, and prior restructurings that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the repurchase, from time to time, up to 2.6 million shares of the Company's common stock. These purchases will be funded from available cash. During the third quarter of Fiscal 1999, the Company repurchased
1.5 million shares at a cost of $7.7 million.

There were $5.4 million of letters of credit outstanding under the revolving credit agreement at October 31, 1998, leaving availability under the revolving credit agreement of $59.6 million.

Changes In Accounting Principles
The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. For additional information, see Note 9 to the Company's Consolidated Financial Statements included elsewhere herein.

                          PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K

         The Company filed current reports on Form 8-K on the following dates and to report the following matters:

         (a) On October 20, 1998, to announce its expectations for earnings in the quarter ending October 31, 1998.

         (b) On November 17, 1998, to announce its discovery of a mathematical error in its calculation of diluted earnings per share.

         (c) On November 19, 1998, to announce the amendment of the Rights Agreement governing its shareholder rights plan.

SIGNATURE
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
December 15, 1998