Form 10-K405
period 1999-01-30
GENESCO INC
filed 1999-04-30
CIK 18498

                                                                  (GENESCO LOGO]


(Mark One)                                    FORM 10-K

------------------------------------------------------------------------------------------------------------------------------------
   [X]                               Annual Report Pursuant To
                                    Section 13 or 15(d) of the
                               Securities Exchange Act of 1934
                                     For the Fiscal Year Ended
                                              January 30, 1999

                                 Transition Report Pursuant To
                                    Section 13 or 15(d) of the
                               Securities Exchange Act of 1934

                            Securities and Exchange Commission
                                        Washington, D.C. 20549
                                    Commission File No. 1-3083

                                                                 ---------------------------------------------------------------
                                                                 GENESCO INC.
                                                                 A Tennessee Corporation
                                                                 I.R.S. No. 62-0211340
                                                                 Genesco Park
                                                                 1415 Murfreesboro Road
                                                                 Nashville, Tennessee 37217-2895
                                                                 Telephone 615/367-7000
                                                                 ---------------------------------------------------------------
                                                                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                                                                                            EXCHANGES ON WHICH
                                                                 TITLE                                        REGISTERED
                                                                 Common Stock, $1.00 par value              New York and Chicago
                                                                 Preferred Share Purchase Rights            New York and Chicago
                                                                 10 3/8% Senior Notes due 2003              New York
                                                                 ---------------------------------------------------------------
                                                                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                                                 Subordinated Serial Preferred Stock, Series 1
                                                                 Employees' Subordinated Convertible Preferred Stock
                                                                 ---------------------------------------------------------------
                                                                 Indicate by check mark if disclosure of delinquent filers
                                                                 pursuant to Item 405 of Regulation S-K is not contained
                                                                 herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
                                                                 incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                                                 ---------------------------------------------------------------
                                                                 DOCUMENTS INCORPORATED BY REFERENCE
                                                                 Portions of the proxy statement for the June 23, 1999 annual meeting of shareholders are incorporated into Part III by
                                                                 reference.
                                                                 ---------------------------------------------------------------
                                                                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                                                                 Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


--------------------------------------------------------------

Common Shares Outstanding April 16, 1999 - 23,060,107
Aggregate market value on April 16, 1999 of the voting stock held by nonaffiliates of the registrant was approximately
$250,000,000.

                               TABLE OF CONTENTS

                                                                                                               Page
                                     PART I

Item 1.      Business                                                                                             3

Item 2.      Properties                                                                                          10

Item 3.      Legal Proceedings                                                                                   10

Item 4.      Submission of Matters to a Vote of Security Holders                                                 11

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                               14

Item 6.      Selected Financial Data                                                                             15

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                         16

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                          29

Item 8.      Financial Statements and Supplementary Data                                                         30

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                                          69

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                                  69

Item 11.     Executive Compensation                                                                              69

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                      69

Item 13.     Certain Relationships and Related Transactions                                                      71

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                                                       72

                                     PART I

ITEM 1, BUSINESS
GENERAL

Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 1999 of $549.7 million. During Fiscal 1999, the Company operated four segments: Specialty Retail Footwear, Branded Footwear, Leather and Western Boot which was divested in Fiscal 1999. At January 30, 1999, the Company operated 674 stores and leased footwear departments throughout the United States and Puerto Rico and expects to open approximately 80 new stores and leased departments in Fiscal 2000. At January 30, 1999, the Company's Specialty Retail Footwear segment operated under three names and formats including: Journeys (258 stores), Jarman (244 stores and leased departments), and General Shoe Warehouse (16 stores and leased departments). Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Lease division. Because of the acquisition of Mercantile by Dillards Inc., the Company will end its operation of the leased departments. The Company had 78 Jarman leased departments at January 30, 1999. Of those 78 leased departments, 64 have been transferred to Dillards Inc. and the Company ended operations of the remaining 14 leased departments on April 3, 1999. In its Branded Footwear Segment, the Company designs, sources, markets and distributes footwear at wholesale under its own and licensed brands, including Johnston & Murphy, Nautica, and Dockers, to more than 2,700 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Branded Footwear Segment also includes two retail businesses: Johnston & Murphy (132 stores and leased departments), and Nautica Retail (24 leased departments). The Company's Leather segment includes a leather tanning and finishing business, Volunteer Leather, primarily for sale to military boot manufacturers and other customers. The Western Boot segment is the Company's divested boot operation. The sale of the Western Boot business was completed on July 14, 1998. (See below for more information regarding the sale of the Western Boot business.)

Reference to Fiscal 1999 refers to the Company's fiscal year ended January 30, 1999. References to Fiscal 1995, 1996 or 1998 are to the Company's fiscal year ended on January 31 of each such year. Reference to Fiscal 1997 refers to the Company's fiscal year ended February 1, 1997. For further information on the Company's business segments, see Note 18 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Prior to its discontinuation pursuant to the 1995 Restructuring (defined below), the Company's business included operations in a men's apparel segment. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the Company's western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998.

Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture. The $2.4 million gain represents savings of expected employee-related costs and facility shutdown costs because the buyer continued to operate a manufacturing facility that the Company would have closed and retained certain employees whose position the Company would have eliminated. In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

The Company approved a plan, ("the Manufacturing Restructuring"), in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The plan included closing the Company's Hohenwald, Tennessee western boot plant by July 1997.

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring"). It arose primarily from the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established.

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

SEGMENTS

Specialty Retail Footwear

Pro forma for the Boot Divestiture, the Company's Specialty Retail Footwear segment accounted for approximately 56% of net sales in Fiscal 1999. Operating income attributable to the Specialty Retail Footwear segment, excluding restructuring and other nonrecurring charges, was $26.9 million in Fiscal 1999, with an operating margin of 9.0%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide a significant competitive advantage.

At January 30, 1999 the Company operated 518 specialty retail stores and leased departments throughout the United States and Puerto Rico selling footwear for men and women. The following table sets forth certain information concerning the Company's Specialty Retail Footwear operations:

                                            RETAIL STORES                           LEASED DEPARTMENTS
                              -----------------------------------------   ---------------------------------------
                              FEBRUARY 1,    JANUARY 31,    JANUARY 30,   FEBRUARY 1,   JANUARY 31,   JANUARY 30,
                                 1997           1998           1999          1997          1998          1999
                              -----------    -----------    -----------   -----------   -----------   -----------
Jarman                            143            158            166            85            84            78
Journeys                          118            176            258            --            --            --
General Shoe Warehouse              7              7              7             3             5             9
                                  ---            ---            ---            --            --            --
      Specialty Retail
         Footwear Total           268            341            431            88            89            87
                                  ===            ===            ===            ==            ==            ==

The following table sets forth certain additional information concerning the Company's retail stores and leased departments operated in its Specialty Retail Footwear segment during the five most recent fiscal years:

                                           FISCAL       FISCAL       FISCAL       FISCAL       FISCAL
                                            1995         1996         1997         1998         1999
                                           ------       ------       ------       ------       ------
Retail Stores and Leased Departments
   Beginning of year                         373          328          319          356          430
     Opened during year                       14           14           48           82          127
     Closed during year                      (59)         (23)         (11)          (8)         (39)
                                            ----         ----         ----         ----         ----
   End of year                               328          319          356          430          518
                                            ====         ====         ====         ====         ====

The Company operates its retail stores and leased departments of its Specialty Retail Footwear segment primarily in the following formats:

Journeys. Journeys accounted for 53% of the Company's Specialty Retail sales in Fiscal 1999 and added 82 net new stores in Fiscal 1999 and achieved a comparable store sales increase of 1% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise of other footwear companies across a spectrum of prices including leading brand names such as Dr. Martens, Nike, Airwalk, Skechers, and Timberland. From a base of 118 Journeys stores at the end of Fiscal 1997, the Company opened 58 net new Journeys stores in Fiscal 1998 and 82 net new stores in Fiscal 1999 and plans to open approximately 50 net new Journeys stores in Fiscal 2000.

Jarman. Jarman accounted for 44% of the Company's Specialty Retail Footwear sales in Fiscal 1999 with comparable store sales down 9% from the prior fiscal year. Jarman consists of both stand-alone stores and leased space in larger department stores. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 18-35 age group and sell footwear in the mid-price range ($50 to $100). The Jarman stores which operate under the name Underground Station are located primarily in urban areas. For Fiscal 1999, most of the footwear sold in Jarman stores was branded merchandise of national brands other than the Company's, with the remainder made up of Genesco and private label brands. The product mix at each Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 2 net new Jarman stores and leased departments in Fiscal 1999, increasing the total number of stores and leased departments to 244. As discussed earlier, the remaining Jarman leased departments closed as of April 3, 1999. See "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding Jarman lease departments.

General Shoe Warehouse. General Shoe Warehouse stores, located primarily in the southeast, sell mainly factory damaged, overrun and close-out footwear products. Comparable store sales for Fiscal 1999 were a breakeven with the prior fiscal year. The Company opened 4 net new General Shoe Warehouse stores and leased departments, increasing the total number of stores and leased departments to 16.

Branded Footwear

Pro forma for the Boot Divestiture, the Company's Branded Footwear segment accounted for approximately 40% of net sales in Fiscal 1999. Pro forma for the Boot Divestiture, the Company's net sales attributable to the Branded Footwear segment were $214.8 million in Fiscal 1999, an increase of 17.1% from Fiscal 1998. Substantially all of the Company's wholesale Branded Footwear sales are of Genesco-owned brands for which Genesco has an exclusive footwear license and approximately 79% of the Company's retail Branded Footwear sales are of Genesco-owned brands.

At January 30, 1999 the Company operated 156 branded retail stores and leased departments throughout the United States selling footwear for men and women. The following table sets forth certain information concerning the Company's retail Branded Footwear operations:

                                        RETAIL STORES                           LEASED DEPARTMENTS
                           ----------------------------------------   ---------------------------------------
                           FEBRUARY 1,   JANUARY 31,    JANUARY 30,   FEBRUARY 1,   JANUARY 31,   JANUARY 30,
                              1997           1998           1999         1997          1998          1999
                           -----------   -----------    -----------   -----------   -----------   -----------
Johnston & Murphy              110            120            126            9             7             6
Nautica Retail                  --             --             --            -             4            24
                               ---            ---            ---            -            --            --
      Branded Footwear Total   110            120            126            9            11            30
                               ===            ===            ===            =            ==            ==

The following table sets forth certain additional information concerning the Company's Branded Footwear retail stores and leased departments during the five most recent fiscal years:

                                           FISCAL       FISCAL       FISCAL       FISCAL       FISCAL
                                            1995         1996         1997         1998         1999
                                           ------       ------       ------       ------       ------
Retail Stores and Leased Departments
   Beginning of year                         110          116          115          119          131
     Opened during year                       13            7            7           20           35
     Closed during year                       (7)          (8)          (3)          (8)         (10)
                                            ----         ----         ----         ----         ----
   End of year                               116          115          119          131          156
                                            ====         ====         ====         ====         ====

The Company's Branded Footwear segment includes the following wholesale and retail businesses:

Johnston & Murphy Wholesale Operations. In its nearly 150-year history as a high-quality men's footwear label, Johnston & Murphy has come to symbolize superior craftsmanship, quality materials, and classic styling. The Company has taken these brand attributes to the growing casual lifestyle market by expanding the product line to include a wide selection of dress casual and casual styles. The Company has also introduced a line of contemporary, European-influenced dress and dress casual footwear. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold primarily through better department and independent specialty stores.

Johnston & Murphy Retail Operations. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men's dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Johnston & Murphy's branded footwear accounted for approximately 78% of Johnston & Murphy's retail sales for Fiscal 1999. Retail prices for Johnston & Murphy footwear generally range from $135 to $240. To capitalize upon the trend toward more casual business attire, Johnston & Murphy retail shops have increased their selection of casual and dress casual products, which accounted for 34% of total Johnston & Murphy retail sales in Fiscal 1999. The Company has been repositioning the brand to appeal to a broader market and estimates it has lowered the average age of the Johnston & Murphy customer by ten years since the initiative was launched. Johnston & Murphy comparable store sales were up 8% from the prior fiscal year. At the end of Fiscal 1999, the Company operated 132 Johnston & Murphy stores and leased departments.

Nautica. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992, the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers, and designed to complement Nautica sportswear. In Fiscal 1997, the Company introduced a line of Nautica footwear for boys and a line of athletic footwear under the Nautica Competition label. The Company will introduce new athletic lines for men and women, Nautica Sport Tech (NST), to replace the Nautica Competition label in the first quarter of Fiscal 2000. The NST footwear line will coordinate with the new NST Apparel which is also being introduced in the Spring of 1999 by Nautica Enterprises. Suggested retail prices of Nautica casual footwear generally range from $45 to $150, suggested retail prices of Nautica boys' footwear will generally range from $45 to $60, and suggested retail prices of NST athletic footwear will generally range from $50 to $90.

Nautica footwear is sold in department stores, specialty footwear stores and the Company's 24 Nautica leased departments.

Dockers. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men's footwear under the Dockers brand name in the United States. The Dockers brand name is one of the most recognized in the men's casual fashion industry The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $49 to $79.

Leather

During Fiscal 1999, the Company conducted leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. The tanned leather products were sold in Fiscal 1999 to military boot manufacturers and other customers.

MANUFACTURING AND SOURCING

The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During Fiscal 1999, Genesco manufactured Johnston & Murphy footwear in one facility in Nashville, Tennessee. The Company believes that shoes manufactured in the Johnston & Murphy factory will not account for a significant portion of its unit sales.

MEN'S APPAREL

On November 3, 1994 the Company's board of directors approved a plan to exit the entire men's apparel segment.

COMPETITION

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

TRADEMARKS AND LICENSES

The Company owns its Johnston & Murphy footwear brand. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements. The Nautica license agreement expires on January 31, 2002 with an option to renew through 2007 provided the Company meets minimum sales requirements and subject to other conditions. The Dockers license agreement expires on June 30, 2001. Sales of Nautica and Dockers products were approximately $72 million in Fiscal 1999 and approximately $62 million in Fiscal 1998. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 1999.

RAW MATERIALS

Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 1999 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG

Most of the Company's orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of March 27, 1999, the Company's wholesale operations and leather operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $23.7 million, compared to approximately $31.5 million on March 28, 1998. The backlog is somewhat seasonal, reaching a peak in spring. Footwear companies maintain in-stock programs for selected anticipated high volume sales.

EMPLOYEES

Genesco had approximately 3,650 employees at January 30, 1999, approximately 3,565 of whom were employed in footwear and 85 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees during peak selling seasons and approximately 1,400 of the Company's employees were part-time during such seasons. Approximately 75 of the Company's employees are covered by a collective bargaining agreement, which will expire on May 31, 2001.

PROPERTIES

At January 30, 1999 the Company operated 674 (including 78 Jarman Lease departments that ceased operations in the first quarter of Fiscal 2000) stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates three manufacturing facilities (two of which are owned, one of which is leased) and five warehousing facilities (two of which are owned and three of which are leased) aggregating approximately 1,300,000 square feet. Seven facilities are located in Tennessee and one in Michigan. The Company's executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies 63% of a 295,000 square foot building.

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

ITEM 2, PROPERTIES

See Item 1.


ITEM 3, LEGAL PROCEEDINGS

New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State of New York are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of New York State funding to pay a portion of remediaton costs and insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $1.6 million to $2.0 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company, with the approval of MDEQ, has installed horizontal wells to capture groundwater from a portion of the site, and will treat the groundwater either after its use in the manufacturing process or through an air sparge system and install monitoring wells. Associated operations and maintenance costs are expected to be in the range of $10,000 to $15,000 per year. Based on these estimates, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan does not address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. Certain remedial alternatives could be more costly. The MDEQ has informally advised the Company that it intends to begin its own testing of lake sediments and may implement a remediation strategy which would involve dredging a portion of the lake. The Company is continuing to study the lake sediment issues, and at present is unable to predict whether and to what extent it may be required to participate in a remediation of sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

Other Legal Proceedings
On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not presently expect the action to have a material effect on its financial condition or results of operations. The Company and the plaintiff have agreed, subject to bankruptcy court approval, to settle the action for a payment of $162,500 by the Company.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1999.

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

DAVID M. CHAMBERLAIN, 55, Chairman. Mr. Chamberlain was elected chairman as of February 1, 1995. He served as president from October 1994 until October 1996 and as chief executive officer from October 1994 until January 1997. In March 1998, he became president and chief executive officer of L. Kee & Co., a California based textile importer. Mr. Chamberlain joined Shaklee Corporation, a manufacturer and marketer of consumer products, in 1983 as president and chief operating officer, and served as chief executive officer from 1985 until 1993. He was chairman of Shaklee Corporation from 1989 until May 1994, when he became a partner in Consumer Focus Partners, a California venture capital firm. He has been a director of Genesco since 1989. Mr. Chamberlain is also a director of Wild Oats Markets, Inc., Expressly Portraits Inc., Payless Cashways Inc. and L. Kee & Co.

BEN T. HARRIS, 55, President and Chief Executive Officer of Genesco. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company. In 1995, he was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. He was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996. He was named chief executive officer as of February 1, 1997.

JAMES S. GULMI, 53, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. He was appointed senior vice president finance in January 1996.

JAMES W. BOSCAMP, 49, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. He was appointed president of Genesco Retail, overseeing the Journeys, Jarman and General Shoe Warehouse retail chains in March 1999. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

HAL N. PENNINGTON, 61, Senior Vice President. Mr. Pennington has served in various roles during his 37 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998.

JOHN W. CLINARD, 51, Vice President - Human Resources. Mr. Clinard has served in various human resources capacities during his 24 year tenure with Genesco. He was named vice president - human resources in June 1997.

ROGER G. SISSON, 35, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 34, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, he was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 44, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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


Fiscal Year ended January 31             High                     Low
                                         ----                     ---
1998    1st Quarter                     12 1/4                   8 5/8
        2nd Quarter                     15 5/16                 11
        3rd Quarter                     15 7/16                 11 1/8
        4th Quarter                     13 7/8                  11 1/8

Fiscal Year ended January 30

1999    1st Quarter                     18 7/8                  12 1/2
        2nd Quarter                     18 1/16                 10 7/16
        3rd Quarter                     10 15/16                 3 15/16
        4th Quarter                      7 3/4                   4 3/4

There were approximately 10,000 common shareholders of record on January 30, 1999.

See Notes 10 and 12 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                                 FISCAL YEAR END
                                                          ----------------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                         1999          1998           1997         1996           1995
--------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                                $ 549,748     $ 536,107     $ 461,348     $ 434,575     $ 462,901
Depreciation and amortization                                9,691         8,893         7,747         7,354         9,254
Earnings (loss) before interest and taxes                   37,696        17,722        18,873         5,889        (5,802)
Pretax earnings (loss)                                      31,085         8,860        10,132        (3,756)      (17,757)
Earnings (loss) before discontinued operations and
   extraordinary loss                                       54,923         8,820        10,554        (3,781)      (18,514)
Discontinued operations                                        450           -0-          (150)       13,852       (62,678)
Loss on early retirement of debt (net of tax)                2,245           169           -0-           -0-           -0-
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $  53,128     $   8,651     $  10,404     $  10,071     $ (81,192)
==========================================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations and
   extraordinary loss
     Basic                                               $    2.15        $  .33     $     .42     $    (.17)    $    (.77)
     Diluted                                                  1.89           .32           .40          (.17)         (.77)
Discontinued operations
     Basic                                                     .02           .00          (.01)          .57         (2.58)
     Diluted                                                   .01           .00          (.01)          .57         (2.58)
Extraordinary loss
     Basic                                                    (.10)          .00           .00           .00           .00
     Diluted                                                  (.07)         (.01)          .00           .00           .00
Net earnings (loss)
     Basic                                                    2.07           .33           .41           .40         (3.35)
     Diluted                                                  1.83           .31           .39           .40         (3.35)
==========================================================================================================================
BALANCE SHEET DATA
Total assets                                             $ 307,198     $ 246,817     $ 221,654     $ 197,806     $ 243,878
Long-term debt                                             103,500        75,000        75,000        75,000        75,000
Capital leases                                                  36           279         1,485         2,697        12,400
Non-redeemable preferred stock                               7,918         7,945         7,944         7,958         7,943
Common shareholders' equity                                108,661        64,019        45,846        25,947        21,450
Additions to plant, equipment and capital leases            23,512        24,725        14,640         8,564         5,750
==========================================================================================================================
FINANCIAL STATISTICS
Earnings (loss) before interest and taxes as a percent
  of net sales                                                 6.9%          3.3%          4.1%          1.4%         (1.3)%
Book value per share                                     $    4.56     $    2.43     $    1.82     $    1.04     $     .87
Working capital                                          $ 155,778     $ 119,313     $ 108,795     $ 108,135     $ 100,731
Current ratio                                                  3.1           2.6           2.6           3.2           2.2
Percent long-term debt to total capitalization                47.0%         51.1%         58.7%         69.6%         74.8%
==========================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets                                       674*          587           504           463           498
Number of employees                                          3,650         4,300         4,050         3,750         5,400
==========================================================================================================================


*Includes 78 Jarman lease departments which were divested during the first quarter of Fiscal 2000.

Reflected in the earnings for Fiscal 1999 was a tax benefit of $23.8 million. See Note 13 to the Consolidated Financial Statements for additional information.

Reflected in the earnings for Fiscal 1999, 1998, 1997 and 1996 were restructuring and other charges of ($2.4) million, $17.7 million, $1.7 million and $15.1 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges. Also reflected in the earnings for Fiscal 1997 was a $6.7 million litigation settlement.

Reflected in the loss for Fiscal 1995 was a restructuring charge of $22.1 million. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

Long-term debt and capital leases include current payments. On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due 2005. The Company used $80 million of the proceeds to repay all of its 10 3/8% senior notes including interest and expenses incurred in connection therewith.

The Company has not paid dividends on its Common Stock since 1973. See Note 12 to the Consolidated Financial Statements for a description of limitations on the Company's ability to pay dividends.

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales in the Company's retail stores or sales by its Branded Footwear operations at wholesale, changes in business strategies or directions of the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the cost and availability of externally sourced products and the acceptance of planned new product offerings. Failure by the Company to successfully complete its plans for addressing the Year 2000 issue, discussed elsewhere in this report, or failures related to the issue by key suppliers of goods or services to the Company or by the customers of the Company could also result in a failure to meet expectations reflected in forward-looking statements. Other factors that could also lead to such a failure to meet expectations reflected in forward looking statements include international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 17 to the Consolidated Financial Statements, the solvency of the wholesale customers of the Company and the ability to deal with changes in markets for the Company's products. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter of Fiscal 1999 the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss, net of tax, of $2.2 million; 2) $1.3 million of the proceeds to pay dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes. See Note 10 to the Company's Consolidated Financial Statements.

Leased Department Transition
Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Lease division. Because of the acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company had 78 Jarman leased departments at January 30, 1999. Of those 78 leased departments, 64 have been transferred to Dillards Inc. and the Company ended operations of the remaining 14 leased departments on April 3, 1999. Net sales of the Company's Jarman leased departments' business were approximately $47.4 million, $52.3 million and $47.7 million for Fiscal 1999, 1998 and 1997, respectively. The operating earnings for the Company's Jarman leased departments' business were approximately $2.1 million, $4.1 million and $4.1 million for Fiscal 1999, 1998 and 1997, respectively. The Jarman leased departments had inventory of $9.1 million and total assets of $13.0 million at January 30, 1999.

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings included in selling and administrative expenses for a workforce reduction of 66 positions, of which 12 positions were eliminated by January 30, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

Share Repurchase Program
During the third quarter ended October 31, 1998, the Company authorized the purchase, from time to time, of up to 2.6 million shares of the Company's common stock. During the fourth quarter ended January 30, 1999, the Company authorized an additional 2.2 million shares to be repurchased. The purchases may be made on the open market or in privately negotiated transactions. As of January 30, 1999, the Company had repurchased 2.3 million shares at a cost of $12.2 million.

Fiscal 1998 Restructuring, Asset Impairment and Other Charges
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. Net sales of the Company's wholesale western boot business for Fiscal 1999, 1998 and 1997 were $11.9 million, $45.4 million and $56.1 million, respectively. The operating losses for the Company's wholesale western boot business for Fiscal 1999, 1998 and 1997 were $1.4 million, $3.7 million and $2.2 million, respectively.

On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. Net sales of the Company's Boot Factory retail chain for Fiscal 1999, 1998 and 1997 were $4.7 million, $13.9 million and $14.2 million, respectively. The operating losses for the Company's Boot Factory retail chain for Fiscal 1999 and 1997 were $0.5 million and $0.8 million, respectively. The operating income for the Company's Boot Factory retail chain for Fiscal 1998 was $0.2 million. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998.

Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture. The $2.4 million gain represents savings of expected employee-related costs and facility shutdown costs because the buyer continued to operate a manufacturing facility that the Company would have closed and retained certain employees whose position the Company would have eliminated.

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

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring discussed below and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring"). It arose primarily from the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of Fiscal 1998 arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases.

Manufacturing Restructuring
The Company approved a plan ("the Manufacturing Restructuring") in the third quarter of Fiscal 1997 to realign its manufacturing operations as part of an overall strategy to focus on marketing and global sourcing. The Manufacturing Restructuring included closing the Company's Hohenwald, Tennessee western boot plant by July 1997 with the elimination of approximately 190 jobs. In connection with the adoption of the Manufacturing Restructuring, the Company recorded a charge to earnings of $1.7 million in Fiscal 1998, including $0.5 million in asset write-downs of the plant and excess equipment to estimated market value and $1.2 million of other costs. Included in other costs are employee severance, facility shutdown and lease costs.

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales for Fiscal 1999 increased 2.5% to $549.7 million from $536.1 million in Fiscal 1998. Pro forma for the Boot Divestiture including the western boot retail stores, the Company's net sales increased 11.8% to $533.2 million in Fiscal 1999 from $476.8 million in Fiscal 1998. Gross margin for Fiscal 1999 increased 9.4% to $243.9 million in Fiscal 1999 from $222.9 million in Fiscal 1998 and increased as a percentage of net sales from 41.6% in Fiscal 1998 to 44.4% in Fiscal 1999. Selling and administrative expenses in Fiscal 1999 increased 11.3% from Fiscal 1998 and increased as a percentage of net sales from 34.8% in Fiscal 1998 to 37.8% in Fiscal 1999.

Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for Fiscal 1999 were $31.1 million compared to $8.9 million for Fiscal 1998. Pretax earnings for Fiscal 1999 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture and $2.3 million of other non-recurring charges, primarily litigation and severance charges. Pretax earnings for Fiscal 1998 reflects an $18.0 million restructuring charge incurred primarily in connection with the Boot Divestiture, $0.9 million of other non-recurring charges, primarily severance and litigation charges, and a net gain of $0.3 million in the second quarter related to restructurings and asset impairments as discussed in detail above.

Net earnings in Fiscal 1999 were $53.1 million ($1.83 diluted earnings per share) compared to $8.7 million ($0.31 diluted earnings per share) for Fiscal 1998. In addition to the charges to earnings discussed above, Fiscal 1999 earnings included a tax benefit of $23.8 million, a gain from discontinued operations, net of tax, of $0.5 million ($0.01 diluted earnings per share) and an extraordinary charge, net of tax, of $2.2 million ($0.07 diluted earnings per share) for the early retirement of debt. Fiscal 1998 net earnings included an extraordinary charge of $0.2 million ($.01 diluted earnings per share) for the early retirement of debt.

The Fiscal 1999 tax benefit of $23.8 million relates to reversal of valuation reserves on deferred tax assets in the fourth quarter of Fiscal 1999. The reversal related to reassessment by the Company of the levels of valuation allowances. The Company concluded it is more likely than not that the increased levels of deferred tax assets will be realized due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures.

Specialty Retail Footwear

                                                                   Fiscal Year Ended
                                                                -----------------------              %
                                                                 1999           1998              Change
                                                                 ----           ----              ------
                                                                 (dollars in thousands)
      Net sales...............................................  $ 299,462    $  264,125            13.4%
      Operating income........................................  $  26,902    $   29,790            (9.7)%
      Operating margin........................................        9.0%         11.3%

Primarily due to a 24% increase in average Specialty Retail Footwear stores operated, net sales from Specialty Retail Footwear operations increased 13.4% for Fiscal 1999 compared to Fiscal 1998. The average price per pair of shoes decreased 3% in Fiscal 1999 while unit sales increased 18% during the same period.

The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:


                                                                                        Store Count
                                                                                       Fiscal Year End
                                                                    Comparable        -----------------
                                                                   Sales Changes      1999         1998
                                                                   -------------      ----         ----
         Journeys.................................................      1%             258          176
         Jarman Retail............................................     -7%             166(1)       158
         Jarman Lease.............................................    -13%              78           84
         General Shoe Warehouse...................................    -0-%              16           12
                                                                                      ----         ----
             Total Specialty Retail Footwear......................     -4%             518          430
                                                                                      ====         ====

-----------------------
(1) Includes seventeen Underground Station stores.

Specialty Retail Footwear operating income for Fiscal 1999 was down 9.7% to $26.9 million compared to $29.8 million in Fiscal 1998. The decline reflected increased expenses as a percentage of sales, primarily due to the 24% increase in average Specialty Retail Footwear stores operated and the decline in comparable store sales, which resulted in increased occupancy related expenses and selling salaries.

Branded Footwear

                                                                    Fiscal Year Ended
                                                                ----------------------------            %
                                                                    1999             1998             Change
                                                                    ----             ----             ------
                                                                 (dollars in thousands)
      Net sales...............................................  $   214,829       $  183,458           17.1%
      Operating income........................................  $    22,186       $   19,311           14.9%
      Operating margin........................................         10.3%            10.5%

Branded Footwear net sales increased 17.1% to $214.8 million in Fiscal 1999 from $183.5 million in Fiscal 1998, reflecting primarily an 8% increase in comparable store sales for Johnston & Murphy Retail, a 15% increase in average Branded Footwear retail stores operated and an increase in men's branded wholesale sales. The store count for Branded Footwear retail operations at the end of Fiscal 1999 included 132 Johnston & Murphy stores and factory stores and 24 Nautica Retail leased departments compared to 127 Johnston & Murphy stores and factory stores and four Nautica Retail leased departments at the end of Fiscal 1998. The average price per pair of shoes for Branded Footwear retail increased 2% in Fiscal 1999 and unit sales increased 14% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 19% in Fiscal 1999 while the average price per pair of shoes decreased 4% for the same period.

Branded Footwear operating income for Fiscal 1999 increased 14.9% from $19.3 million in Fiscal 1998 to $22.2 million in Fiscal 1999, primarily due to increased sales and increased gross margin as a percentage of sales.

Leather

                                                                     Fiscal Year Ended
                                                                --------------------------            %
                                                                    1999           1998            Change
                                                                    ----           ----            ------
                                                                 (dollars in thousands)
      Net sales...............................................  $    18,897     $   29,218         (35.3)%
      Operating income........................................  $       854     $    1,511         (43.5)%
      Operating margin........................................          4.5%           5.2%

Leather net sales decreased 35.3% to $18.9 million in Fiscal 1999 from $29.2 million in Fiscal 1998, primarily due to lower orders from military footwear suppliers, which were impacted by a decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business.

Leather operating income for Fiscal 1999 decreased from $1.5 million in Fiscal 1998 to $0.9 million in Fiscal 1999, primarily due to lower sales and increased expenses as a percentage of sales.

Corporate, Non-recurring and Interest Expenses
Corporate and other expenses for Fiscal 1999 were $10.9 million compared to $30.4 million for Fiscal 1998 (exclusive of a restructuring gain of $2.4 million and non-recurring charges of $2.3 million, primarily litigation and severance charges, in Fiscal 1999 and a restructuring charge of $17.7 million and non-recurring charges of $0.9 million, primarily litigation and severance charges, in Fiscal 1998), a decrease of 6.5%. The decrease in corporate expenses in Fiscal 1999 is attributable primarily to decreased compensation expense, including decreased bonus accruals.

Interest expense decreased 9.1% from $10.2 million in Fiscal 1998 to $9.3 million in Fiscal 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million borrowings to 5 1/2% on $103.5 million borrowings. Interest income increased 101% from $1.3 million in Fiscal 1998 to $2.6 million in Fiscal 1999, due to increases in average short-term investments as a result of the increased cash from the Boot Divestiture and the net proceeds from the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during either Fiscal 1999 or Fiscal 1998.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

The Company's net sales for Fiscal 1998 increased 16.2% to $536.1 million from $461.3 million in Fiscal 1997. Pro forma for the Boot Divestiture including the western boot retail stores, the Company's net sales increased 21.9% to $476.8 million in Fiscal 1998 from $391.0 million in Fiscal 1997. Gross margin for Fiscal 1998 increased 19.2% to $222.9 million in Fiscal 1998 from $187.1 million in Fiscal 1997 and increased as a percentage of net sales from 40.5% in Fiscal 1997 to 41.6% in Fiscal 1998. Selling and administrative expenses in Fiscal 1998 increased 17.1% from Fiscal 1997 and increased slightly as a percentage of net sales from 34.6% in Fiscal 1997 to 34.8% in Fiscal 1998.

Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for Fiscal 1998 were $8.9 million compared to $10.1 million for Fiscal 1997. Pretax earnings for Fiscal 1998 reflects an $18.0 million restructuring charge incurred primarily in connection with the Boot Divestiture, $0.9 million of other non-recurring charges, primarily severance and litigation charges, and a net gain of $0.3 million in the second quarter related to restructurings and asset impairments as discussed in detail above. Pretax earnings for Fiscal 1997 included a $1.7 million Manufacturing Restructuring charge, a $6.7 million litigation settlement charge and $0.1 million of other non-recurring charges, primarily severance.

Net earnings in Fiscal 1998 were $8.7 million ($0.31 diluted earnings per share) compared to $10.4 million ($0.39 diluted earnings per share) for Fiscal 1997. In addition to the charges to pretax earnings discussed above, Fiscal 1998 net earnings included an extraordinary charge of $0.2 million ($.01 diluted earnings per share) for the early retirement of debt. Fiscal 1997 net earnings included a loss from discontinued operations of $0.2 million ($.01 diluted earnings per share).

Specialty Retail Footwear

                                                                     Fiscal Year Ended
                                                                --------------------------             %
                                                                    1998           1997              Change
                                                                    ----           ----              ------
                                                                  (dollars in thousands)
      Net sales...............................................  $   264,125    $   205,209            28.7%
      Operating income........................................  $    29,790    $    21,119            41.1%
      Operating margin........................................         11.3%          10.3%

Primarily due to a 10% increase in comparable store sales and a 20% increase in average Specialty Retail Footwear stores operated, net sales from Specialty Retail Footwear operations increased 28.7% for Fiscal 1998 compared to Fiscal 1997. The average price per pair of shoes remained flat in Fiscal 1998 while unit sales increased 28% during the same period.

The Company's comparable store sales increases and store count for Specialty Retail Footwear at the end of the periods were as follows:

                                                                                           Store Count
                                                                                         Fiscal Year End
                                                                      Comparable         ---------------
                                                                     Sales Changes      1998         1997
                                                                     -------------      ----         ----
         Journeys.................................................       15%             176          118
         Jarman Retail............................................        6%             158          143
         Jarman Lease.............................................        8%              84           85
         General Shoe Warehouse...................................        8%              12           10
                                                                                        ----         ----
             Total Specialty Retail Footwear......................       10%             430          356
                                                                                        ====         ====

Specialty Retail Footwear operating income for Fiscal 1998 was up 41.1% to $29.8 million compared to $21.1 million in Fiscal 1997. The increase reflects increased sales both due to store openings and strong comparable store sales increases and the lower expenses as a percentage of sales.

Branded Footwear

                                                                     Fiscal Year Ended
                                                                --------------------------         %
                                                                 1998           1997             Change
                                                                 ----           ----             ------
                                                                (dollars in thousands)
      Net sales...............................................  $ 183,458    $   151,041         21.5%
      Operating income........................................  $  19,311    $    15,732         22.7%
      Operating margin........................................       10.5%          10.4%

Branded Footwear net sales increased 21.5% to $183.5 million in Fiscal 1998 from $151.0 million in Fiscal 1997, reflecting primarily a 13% increase in comparable store sales for Johnston & Murphy Retail, a 9% increase in average Branded Footwear retail stores operated and an increase in men's branded wholesale sales. The store count for Branded Footwear retail operations at the end of Fiscal 1998 included 127 Johnston & Murphy stores and factory stores and four Nautica Retail lease departments compared to 119 Johnston & Murphy stores and factory stores at the end of Fiscal 1997. The average price per pair of shoes for Branded Footwear retail decreased 1% in Fiscal 1998 while unit sales increased 20% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 28% in Fiscal 1998 while the average price per pair of shoes decreased 4% for the same period. The increase in Branded Footwear wholesale sales in Fiscal 1998 included sales of new products introduced by the Company's Nautica division.

Branded Footwear operating income for Fiscal 1998 increased 22.7% from $15.7 million in Fiscal 1997 to $19.3 million in Fiscal 1998, primarily due to increased sales and increased gross margin as a percentage of sales.

Leather

                                                                   Fiscal Year Ended
                                                                -----------------------             %
                                                                 1998             1997           Change
                                                                 ----             ----           ------
                                                                (dollars in thousands)
      Net sales...............................................  $   29,218     $  34,783         (16.0)%
      Operating income........................................  $    1,511     $   2,841         (46.8)%
      Operating margin.......................................          5.2%          8.2%

Leather net sales decreased 16.0% to $29.2 million in Fiscal 1998 from $34.8 million in Fiscal 1997, primarily due to lower orders from military footwear suppliers, which were impacted by a decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business.

Leather operating income for Fiscal 1998 decreased from $2.8 million in Fiscal 1997 to $1.5 million in Fiscal 1998, primarily due to lower sales and lower gross margin as a percentage of sales.

Corporate, Non-recurring and Interest Expenses
Corporate and other expenses for Fiscal 1998 were $30.4 million compared to $17.9 million for Fiscal 1997 (exclusive of a restructuring charge of $17.7 million and non-recurring charges of $0.9 million, primarily litigation and severance charges, in Fiscal 1998 and a restructuring charge of $1.7 million, a litigation settlement of $6.7 million and non-recurring charges of $0.1 million, primarily severance, in Fiscal 1997), an increase of 26.0%. The increase in corporate expenses in Fiscal 1998 is attributable primarily to increased compensation expense, including performance-related stock based compensation and increased bonus accruals based on the Company's increased earnings before restructuring and other charges.

Interest expense decreased 1% from $10.3 million in Fiscal 1997 to $10.2 million in Fiscal 1998, and interest income decreased 15% from $1.5 million in Fiscal 1997 to $1.3 million in Fiscal 1998 due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during either Fiscal 1998 or Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                              Jan. 30,     Jan. 31,     Feb. 1,
                                                                                1999         1998        1997
                                                                              --------     --------     -------
                                                                                      (dollars in millions)
Cash and short-term investments..............................................  $  58.7     $  49.3      $  43.4
Working capital..............................................................  $ 155.8     $ 119.3      $ 108.8
Long-term debt (includes current maturities).................................  $ 103.5     $  75.0      $  75.0
Current ratio................................................................      3.1x        2.6x         2.6x

On April 9, 1998, the Company issued $103.5 million in principal amount of 5 1/2% Convertible Subordinated Notes due 2005. On May 8, 1998, using a portion of the proceeds of the sale of the Convertible Subordinated Notes, the Company redeemed $75 million in principal amount of its 10 3/8% Senior Notes due 2003, at 102.96% of their face value.

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $7.5 million in Fiscal 1999 compared to $26.9 million in Fiscal 1998. The $19.4 million decrease in cash flow from operating activities reflects primarily $8.2 million in pension contributions and a $9.4 million reduction in accrued liabilities due to payments related to the Boot Divestiture, changes in timing of interest payments and decreased bonus accruals. Cash provided by operating activities was $26.9 million in Fiscal 1998 compared to $22.4 million in Fiscal 1997. The $4.5 million increase in cash flow from operating activities for Fiscal 1998 compared to Fiscal 1997 reflects a $3.2 million pension contribution that was deferred until February 1998 and improved earnings before restructuring charges.

The $12.3 million increase in inventories at January 30, 1999 from January 31, 1998 levels reflects planned increases in retail inventory to support the net increase of 87 stores in Fiscal 1999 and increases in men's branded wholesale inventory to support growth in certain of the wholesale businesses. The $22.5 million increase in inventories at January 31, 1998 reflects planned increases in retail inventory to support the net increase of 83 stores in Fiscal 1998 and increases in men's branded wholesale inventory to support growth in those businesses and lower than anticipated sales in certain product styles.

Accounts receivable at January 30, 1999 increased $2.8 million compared to January 31, 1998 primarily due to increased sales of men's branded footwear. Accounts receivable at January 31, 1998 decreased $3.9 million compared to February 1, 1997, primarily due to a $4.0 million litigation settlement included in the February 1, 1997 accounts receivable balance.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                 Fiscal Year Ended
                                                                    -----------------------------------------
                                                                       1999           1998             1997
                                                                       ----           ----             ----
                                                                                  (in thousands)
   Accounts payable...........................................      $   (634)       $ 11,209        $  10,625
   Accrued liabilities........................................        (3,107)         (2,456)          (1,665)
                                                                    --------        --------        ---------
                                                                    $ (3,741)       $  8,753        $   8,960
                                                                    ========        ========        =========

The fluctuations in accounts payable for Fiscal 1999 from Fiscal 1998 and for Fiscal 1998 from Fiscal 1997 are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities in Fiscal 1999 was due primarily to payments related to the Boot Divestiture and changes in timing of interest payments. The change in accrued liabilities in Fiscal 1998 was due primarily to payment of a litigation settlement. The change in accrued liabilities in Fiscal 1997 was due primarily to payment of bonuses and to payment of severance costs and liabilities related to the restructurings.

There were no revolving credit borrowings during Fiscal 1999, 1998 and 1997, as cash generated from operations, the Boot Divestiture and cash on hand funded seasonal working capital requirements and capital expenditures. On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million. The agreement, as amended, expires September 24, 2002.

Capital Expenditures
Capital expenditures were $23.5 million, $24.7 million and $14.6 million for Fiscal 1999, 1998 and 1997, respectively. The $1.2 million decrease in Fiscal 1999 capital expenditures as compared to Fiscal 1998 resulted primarily from a decrease in the number of major renovations in retail stores for Fiscal 1999 versus Fiscal 1998. The $10.1 million increase in Fiscal 1998 capital expenditures as compared to Fiscal 1997 resulted primarily from the net increase of 83 new retail stores in Fiscal 1998 as well as $4.2 million of capital expenditures connected with new system initiatives related to the year 2000.

Total capital expenditures in Fiscal 2000 are expected to be approximately $25.6 million. These include expected retail expenditures of $17.3 million to open approximately 50 Journeys stores, 21 Johnston & Murphy stores and factory stores, seven Jarman Retail stores and five Nautica Retail leased departments and to complete 32 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $8.3 million, including approximately $4.8 million for new systems to improve customer service and support the Company's growth.

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

The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of upgrading and modernizing its major information systems, including its wholesale and retail operating systems and its financial systems. The replacement systems are expected to be Year 2000 compliant.

The Company is utilizing both internal and external resources to reprogram or replace and test software for Year 2000 compliance. The Company currently has 100% of the estimated human resources it expects to be required in the remediation and testing process committed.

The Company plans to complete its Year 2000 project no later than October 31, 1999. The Company has completed the remediation, including final testing, of approximately 77% of its identified 2.0 million lines of code in its legacy systems. As of the beginning of the first quarter of Fiscal 2000, the Company is using all modules of its new financial system. The Company has implemented a contingency plan that provides for remediation of the existing retail systems, adding an additional 0.5 million lines of code to be remediated. The Company will fully remediate the existing retail systems if certain hurdles in the installation of its new retail systems are not met by July 31, 1999. The Company's existing staffing plan would allow the completion of this contingency plan by the end of October 1999.

The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal Years 1998 through 2000, is estimated at $20.0 million and is being funded through operating cash flows and cash on hand. Of the total project cost, approximately $12.5 million is attributable to the purchase of new software and hardware which has been or will be capitalized. The remaining $8.0 million has been or will be expensed, including projected costs of $2.3 million for Fiscal 2000. Cumulative to date expenditures through Fiscal 1999 are $5.3 million plus cumulative capital expenditures of $9.3 million.

The Company has developed plans for formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The communications began in the last quarter of Fiscal 1998 which the Company initially completed in the fourth quarter of Fiscal 1999 and the Company anticipates follow-up continuing until the Year 2000 with critical trading partners based on the initial responses. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company is presently developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects such contingency plans to be completed by the end of July 1999.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 17 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including provisions of $150,000 in discontinued operations in Fiscal 1997, $250,000 reflected in Fiscal 1998 and $402,000 reflected in Fiscal 1999. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2000, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $3.9 million of costs associated with the prior restructurings and the Boot Divestiture that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the repurchase, from time to time, of up to 4.8 million shares of the Company's common stock. These purchases will be funded from available cash. During the third and fourth quarters of Fiscal 1999, the Company repurchased 2.3 million shares at a cost of $12.2 million.

There were $11.1 million of letters of credit outstanding under the revolving credit agreement at January 30, 1999, leaving availability under the revolving credit agreement of $53.9 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At January 30, 1999, $48.0 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

MARKET RISK
The following discusses the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company's outstanding long-term debt of $103.5 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company's interest expense due to fluctuations in market interest rates. The fair value of the Company's long-term debt was $72.9 million at January 30, 1999 based on dealer quotes.

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at January 30, 1999. As a result, the interest rate market risk implicit in these investments at January 30, 1999, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. Any gains or losses from such transactions offset gains and losses from the underlying hedged transactions. At January 30, 1999, the Company had $21.2 million of foreign exchange contracts for Italian lira. As of January 30, 1999, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.9 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at January 30,1999, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows would not be material.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

CHANGES IN ACCOUNTING PRINCIPLES
The Company implemented Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in the fourth quarter of Fiscal 1998. This statement simplifies the computation of earnings per share (EPS) and requires the disclosure of basic and diluted earnings per share. Under SFAS 128, primary EPS is replaced by "Basic" EPS, which excludes dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. The Company has restated all prior period EPS information. For additional information, see Note 15 to the Company's Consolidated Financial Statements.

The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for Fiscal years 1999, 1998 or 1997.

The Company implemented Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of Fiscal 1999. The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. For additional information, see Note 18 to the Company's Consolidated Financial Statements.

The Company implemented Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of Fiscal 1999. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company has restated all prior period information. For additional information, see Note 14 to the Company's Consolidated Financial Statements.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133.

INFLATION
The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company incorporates by reference the information regarding market risk to appear under the heading "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Report of Independent Accountants                                                                           31

Consolidated Balance Sheet, January 30, 1999 and January 31, 1998                                           32

Consolidated Earnings, each of the three fiscal years ended 1999, 1998 and 1997                             33

Consolidated Cash Flows, each of the three fiscal years ended
   1999, 1998 and 1997                                                                                      34

Consolidated Shareholders' Equity, each of the three fiscal years ended
   1999, 1998 and 1997                                                                                      35

Notes to Consolidated Financial Statements                                                                  36

February 24, 1999



To the Board of Directors and
Shareholders of Genesco Inc.


                        Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 72, presents fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries (the "Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 72 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/PricewaterhouseCoopers LLP
Nashville, Tennessee

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands

                                                                        AS OF FISCAL YEAR END
----------------------------------------------------------------------------------------------
                                                                       1999               1998
----------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and short-term investments                                   $  58,743          $  49,276
Accounts receivable                                                  26,258             20,339
Inventories                                                         117,213            102,042
Deferred income taxes                                                19,327                -0-
Other current assets                                                  6,719              5,802
Current assets of operations to be divested                             -0-             17,105
----------------------------------------------------------------------------------------------
Total current assets                                                228,260            194,564
----------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                  58,387             44,810
Deferred income taxes                                                10,370                935
Other noncurrent assets                                              10,181              5,688
Noncurrent assets of operations to be divested                          -0-                820
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 307,198          $ 246,817
==============================================================================================
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                          $  70,606          $  72,234
Provision for discontinued operations                                 1,876              3,017
----------------------------------------------------------------------------------------------
Total current liabilities                                            72,482             75,251
----------------------------------------------------------------------------------------------
Long-term debt                                                      103,500             75,000
Other long-term liabilities                                           6,446             14,258
Provision for discontinued operations                                 8,191             10,344
----------------------------------------------------------------------------------------------
Total liabilities                                                   190,619            174,853
----------------------------------------------------------------------------------------------
Contingent liabilities (see Note 17)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                      7,918              7,945
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: 1999 - 24,327,109; 1998 - 26,264,109                 24,327             26,264
     Additional paid-in capital                                     126,095            132,218
     Accumulated deficit                                            (23,904)           (75,456)
     Accumulated other comprehensive income                             -0-             (1,150)
     Treasury shares, at cost                                       (17,857)           (17,857)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                          116,579             71,964
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 307,198          $ 246,817
==============================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Earnings
                         In Thousands, except per share amounts

----------------------------------------------------------------------------------------------------------------------
                                                                                                           FISCAL YEAR
                                                                            ------------------------------------------
                                                                                 1999              1998           1997
----------------------------------------------------------------------------------------------------------------------

Net sales                                                                   $ 549,748         $ 536,107      $ 461,348
Cost of sales                                                                 305,869           313,198        274,273
Selling and administrative expenses                                           207,840           186,819        159,518
Restructuring and other charges, net                                           (2,403)           17,706          1,693
----------------------------------------------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                                                   38,442            18,384         25,864
----------------------------------------------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                                             9,250            10,174         10,289
   Interest income                                                             (2,639)           (1,312)        (1,548)
   Litigation settlement                                                          -0-               -0-          6,700
   Other expenses                                                                 746               662            291
----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses, net                                              7,357             9,524         15,732
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, discontinued operations
   and extraordinary loss                                                      31,085             8,860         10,132
Income taxes (benefit)                                                        (23,838)               40           (422)
----------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations and
   extraordinary loss                                                          54,923             8,820         10,554
Excess provision (provision for) discontinued operations, net                     450               -0-           (150)
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                             55,373             8,820         10,404
Extraordinary loss from early retirement of debt, net                          (2,245)             (169)           -0-
----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                $  53,128         $   8,651      $  10,404
======================================================================================================================
Basic earnings (loss) per common share:
   Before discontinued operations and extraordinary loss                    $    2.15         $     .33      $     .42
   Discontinued operations                                                  $     .02         $     .00      $    (.01)
   Extraordinary loss                                                       $    (.10)        $     .00      $     .00
   Net earnings                                                             $    2.07         $     .33      $     .41
Diluted earnings (loss) per common share:
   Before discontinued operations and extraordinary loss                    $    1.89         $     .32      $     .40
   Discontinued operations                                                  $     .01         $     .00      $    (.01)
   Extraordinary loss                                                       $    (.07)        $    (.01)     $     .00
   Net earnings                                                             $    1.83         $     .31      $     .39
======================================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Cash Flows
                         In Thousands

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      FISCAL YEAR
                                                                                     --------------------------------------------
                                                                                          1999              1998             1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                         $  53,128          $  8,651         $ 10,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                             9,691             8,893            7,747
Deferred income taxes                                                                  (28,762)             (520)            (415)
Provision for losses on accounts receivable                                                447               969            2,060
Impairment of long-lived assets and other charges                                          -0-               831              -0-
Loss on retirement of debt                                                               3,651               169              -0-
Restructuring charge (gain)                                                             (2,403)           16,875            1,693
(Excess) provision for loss on discontinued operations                                    (731)              -0-              150
Litigation settlement                                                                      -0-               -0-            6,700
Other                                                                                    2,344             1,328              699
Effect on cash of changes in working capital and other assets and liabilities:
     Accounts receivable                                                                (2,814)            3,935             (314)
     Inventories                                                                       (12,284)          (22,487)         (10,954)
     Other current assets                                                                 (913)           (1,437)            (192)
     Accounts payable and accrued liabilities                                           (3,741)            8,753            8,960
     Other assets and liabilities                                                      (10,082)              912           (4,136)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                7,531            26,872           22,402
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                (23,512)          (24,725)         (14,631)
   Proceeds from businesses divested and asset sales                                    14,115               193               76
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (9,397)          (24,532)         (14,555)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments of long-term debt                                                          (77,220)              -0-              -0-
   Payments on capital leases                                                             (243)           (1,206)          (1,220)
   Stock repurchases                                                                   (12,232)              -0-              -0-
   Long-term borrowings                                                                103,500               -0-              -0-
   Dividends paid                                                                       (1,502)              -0-              -0-
   Exercise of options and related income tax benefits                                   4,056             3,874            1,202
   Deferred note expense                                                                (3,970)              -0-              -0-
   Other                                                                                (1,056)              893               (4)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     11,333             3,561              (22)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                            9,467             5,901            7,825
Cash and short-term investments at beginning of year                                    49,276            43,375           35,550
---------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                       $  58,743          $ 49,276         $ 43,375
=================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                          $  11,112          $  9,594         $  9,887
   Income taxes                                                                             23               375              (42)


The accompanying Notes are an integral part of these Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Shareholders' Equity
                         In Thousands

------------------------------------------------------------------------------------------------------------------------------
                                                   Total                                                        Accumulated
                                          Non-Redeemable                 Additional                                   Other
                                               Preferred        Common      Paid-In    Treasury   Accumulated Comprehensive
                                                   Stock         Stock      Capital       Stock     (Deficit)        Income
------------------------------------------------------------------------------------------------------------------------------

BALANCE JANUARY 31, 1996                         $ 7,958       $24,844     $121,715    $(17,857)     $(94,511)      $(8,244)
==============================================================================================================================
Net earnings                                         -0-           -0-          -0-         -0-        10,404           -0-
Exercise of options                                  -0-           187          455         -0-           -0-           -0-
Issue shares - Employee Stock Purchase Plan          -0-           161          399         -0-           -0-           -0-
Minimum pension liability adjustment                 -0-           -0-          -0-         -0-           -0-         8,244
Other                                                (14)            3           46         -0-           -0-           -0-

Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                           7,944       $25,195     $122,615    $(17,857)     $(84,107)      $   -0-
==============================================================================================================================
Net earnings                                         -0-           -0-          -0-         -0-         8,651           -0-
Exercise of options                                  -0-           458        2,809         -0-           -0-           -0-
Issue shares - Employee Stock Purchase Plan          -0-            70          496         -0-           -0-           -0-
Issue shares - litigation settlement                 -0-           525        6,175         -0-           -0-           -0-
Tax effect of exercise of stock options              -0-           -0-           42         -0-           -0-           -0-
Minimum pension liability adjustment                 -0-           -0-          -0-         -0-           -0-        (1,150)
Other                                                  1            16           81         -0-           -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                          $7,945       $26,264     $132,218    $(17,857)     $(75,456)      $(1,150)
==============================================================================================================================
Net earnings                                         -0-           -0-          -0-         -0-        53,128           -0-
Dividends paid                                       -0-           -0-          -0-         -0-        (1,576)          -0-
Exercise of options                                  -0-           230          845         -0-           -0-           -0-
Issue shares - restricted stock options              -0-            67          533         -0-           -0-           -0-
Issue shares - Employee Stock Purchase Plan          -0-           107          387         -0-           -0-           -0-
Tax effect of exercise of stock options              -0-           -0-        1,887         -0-           -0-           -0-
Stock repurchases                                    -0-        (2,343)      (9,889)        -0-           -0-           -0-
Minimum pension liability adjustment                 -0-           -0-          -0-         -0-           -0-         1,150
Other                                                (27)            2          114         -0-           -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 30, 1999                          $7,918       $24,327     $126,095    $(17,857)     $(23,904)     $    -0-
==============================================================================================================================


---------------------------------------------------------------------------
                                                                  Total
                                                                 Share-
                                           Comprehensive       holders'
                                                  Income         Equity
---------------------------------------------------------------------------

BALANCE JANUARY 31, 1996                         $             $ 33,905
===========================================================================
Net earnings                                      10,404         10,404
Exercise of options                                  -0-            642
Issue shares - Employee Stock Purchase Plan          -0-            560
Minimum pension liability adjustment               8,244          8,244
Other                                                -0-             35
                                                 -------
Comprehensive Income                             $18,648
---------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1997                                       $ 53,790
===========================================================================
Net earnings                                       8,651          8,651
Exercise of options                                  -0-          3,267
Issue shares - Employee Stock Purchase Plan          -0-            566
Issue shares - litigation settlement                 -0-          6,700
Tax effect of exercise of stock options              -0-             42
Minimum pension liability adjustment              (1,150)        (1,150)
Other                                                -0-             98
                                                 -------
Comprehensive Income                             $ 7,501
---------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                                       $ 71,964
===========================================================================
Net earnings                                      53,128         53,128
Dividends paid                                       -0-         (1,576)
Exercise of options                                  -0-          1,075
Issue shares - restricted stock options              -0-            600
Issue shares - Employee Stock Purchase Plan          -0-            494
Tax effect of exercise of stock options              -0-          1,887
Stock repurchases                                    -0-        (12,232)
Minimum pension liability adjustment               1,150          1,150
Other                                                -0-             89
                                                 -------
Comprehensive Income                             $54,278
-------------------------------------------------------------------------
BALANCE JANUARY 30, 1999                                      $ 116,579
=========================================================================



The accompanying Notes are an integral part of these Financial Statements.

                    GENESCO INC.
                    AND CONSOLIDATED SUBSIDIARIES
                    Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at January 30, 1999 of 674 Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Underground Station and Nautica retail footwear stores and leased departments. Because of the acquisition of Mercantile by Dillards Inc., the Company will end its operation of the Jarman leased departments. The Company had 78 Jarman leased departments at January 30, 1999. Of those 78 leased departments, 64 have been transferred to Dillards Inc. and the Company ended operations of the remaining 14 leased departments on April 3, 1999. The Jarman leased departments' business contributed sales of approximately $47.4 million, $52.3 million and $47.7 million and operating earnings of $2.1 million, $4.1 million and $4.1 million in Fiscal 1999, 1998 and 1997, respectively. The Jarman leased departments had inventory of $9.1 million and total assets of $13.0 million at January 30, 1999.

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

FISCAL YEAR

For the year ended February 1, 1997 ("Fiscal 1997"), the Company changed its fiscal year end to the Saturday closest to January 31. As a result, Fiscal 1999 and 1998 had 364 days, while Fiscal 1997 had 367 days. Fiscal Years 1999, 1998, and 1997 ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

FINANCIAL STATEMENT RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current presentation.

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at January 30, 1999 and January 31, 1998, are short-term investments of $53.5 million and $45.6 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

PLANT, EQUIPMENT AND CAPITAL LEASES

Plant, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over estimated useful lives:

                       Buildings and building equipment       20-45 years
                       Machinery, furniture and fixtures       3-15 years

Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. At January 30, 1999 and January 31, 1998, the Company had approximately $21.2 million and $15.0 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

                    GENESCO INC.
                    AND CONSOLIDATED SUBSIDIARIES
                    Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments at January 30, 1999 and January 31, 1998 are:

FAIR VALUES
--------------------------------------------------------------------------------------
IN THOUSANDS                                             1999                     1998
--------------------------------------------------------------------------------------
                                         CARRYING        FAIR     CARRYING        FAIR
                                           AMOUNT       VALUE       AMOUNT       VALUE
--------------------------------------------------------------------------------------

LIABILITIES
Long-term Debt                           $103,500     $72,900      $75,000     $76,900


Carrying amounts reported on the balance sheet for cash, short-term investments, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company's long-term debt was based on dealer prices on the respective balance sheet dates.

POSTRETIREMENT BENEFITS

Substantially all full-time employees are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

The Company implemented Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of Fiscal 1999. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company has restated all prior period information (see Note 14).

REVENUE RECOGNITION

Retail sales are recorded net of actual returns, and exclude all taxes, while wholesale revenue is recorded net of returns when the related goods have been shipped and legal title has passed to the customer.

PREOPENING COSTS

Costs associated with the opening of new stores are expensed as incurred.

                    GENESCO INC.
                    AND CONSOLIDATED SUBSIDIARIES
                    Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $19.4 million, $14.4 million and $13.1 million for Fiscal 1999, 1998 and 1997, respectively.

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

EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. (see Note 15).

STOCK-BASED COMPENSATION PLANS

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. (see Note 16).

COMPREHENSIVE INCOME

The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for Fiscal years 1999, 1998 or 1997.

BUSINESS SEGMENTS

The Company implemented Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of Fiscal 1999. The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Note 18).

                    GENESCO INC.
                    AND CONSOLIDATED SUBSIDIARIES
                    Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS

Workforce Reduction

In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings included in selling and administrative expenses for a workforce reduction of 66 positions, of which 12 positions were eliminated by January 30, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring

As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. Net sales of the Company's wholesale western boot business for Fiscal 1999, 1998 and 1997 were $11.9 million, $45.4 million and $56.1 million, respectively. The operating losses for the Company's wholesale western boot business for Fiscal 1999, 1998 and 1997 were $1.4 million, $3.7 million and $2.2 million, respectively.

On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. Net sales for the Company's Boot Factory retail chain for Fiscal 1999, 1998 and 1997 were $4.7 million, $13.9 million and $14.2 million, respectively. The operating losses for the Company's Boot Factory retail chain for Fiscal 1999 and 1997 were $0.5 million and $0.8 million, respectively. The Company's Boot Factory retail chain had operating income of $0.2 million for Fiscal 1998. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998.

Net earnings for the second quarter ended August 1, 1998 reflects a restructuring gain of $2.4 million primarily from the Boot Divestiture. The $2.4 million gain represents savings of expected employee-related costs and facility shutdown costs because the buyer continued to operate a manufacturing facility that the Company would have closed and retained certain employees whose position the Company would have eliminated.

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

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both a manufacturing restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring"). It arose primarily from the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of Fiscal 1998 arose from the decrease in production in one of the Company's western boot plants in response to the continued weakness in the western boot market.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------
IN THOUSANDS                                           1999                 1998
--------------------------------------------------------------------------------
Trade accounts receivable                          $ 23,106             $ 19,947
Miscellaneous receivables                             5,430                3,142
--------------------------------------------------------------------------------
Total receivables                                    28,536               23,089
Allowance for bad debts                              (1,075)                (988)
Other allowances                                     (1,203)              (1,762)
--------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                            $ 26,258             $ 20,339
================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Two customers each accounted for more than 10% of the Company's trade receivables balance as of January 30, 1999.



NOTE 4
INVENTORIES
--------------------------------------------------------------------------------
IN THOUSANDS                                           1999                 1998
--------------------------------------------------------------------------------
Raw materials                                      $  2,969             $  4,452
Work in process                                       2,077                2,261
Finished goods                                       33,949               28,458
Retail merchandise                                   78,218               66,871
--------------------------------------------------------------------------------
TOTAL INVENTORIES                                  $117,213             $102,042
================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
--------------------------------------------------------------------------------
IN THOUSANDS                                           1999                 1998
--------------------------------------------------------------------------------

Plant and equipment:
   Land                                            $    263             $    263
   Buildings and building equipment                   2,729                2,515
   Machinery, furniture and fixtures                 39,587               34,338
   Construction in progress                           8,819                6,767
   Improvements to leased property                   56,790               51,136
Capital leases:
   Buildings                                            200                  200
   Machinery, furniture and fixtures                  4,026                4,777
--------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost        112,414               99,996
Accumulated depreciation and amortization:
   Plant and equipment                              (49,993)             (50,519)
   Capital leases                                    (4,034)              (4,667)
--------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES            $ 58,387             $ 44,810
================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 6
ASSETS OF OPERATIONS TO BE DIVESTED
------------------------------------------------------------------------------------------
IN THOUSANDS                                                                          1998
------------------------------------------------------------------------------------------
Current assets:
   Accounts receivable, net of allowance of $3,325                                $  7,684
   Inventory                                                                         9,421
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              $ 17,105
==========================================================================================
Noncurrent assets:
    Plant and equipment                                                                820
------------------------------------------------------------------------------------------
TOTAL NONCURRENT ASSETS                                                           $    820
==========================================================================================


NOTE 7
OTHER NONCURRENT ASSETS
------------------------------------------------------------------------------------------
IN THOUSANDS                                                     1999                 1998
------------------------------------------------------------------------------------------
Other noncurrent assets:
   Prepaid pension cost                                      $  4,728             $  3,299
   Investments and long-term receivables                        1,841                  733
   Deferred note expense                                        3,612                1,656
------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                $ 10,181             $  5,688
==========================================================================================


NOTE 8
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
------------------------------------------------------------------------------------------
IN THOUSANDS                                                     1999                 1998
------------------------------------------------------------------------------------------
Trade accounts payable                                       $ 33,305             $ 33,939
Accrued liabilities:
   Employee compensation                                       12,218               14,179
   Taxes other than income taxes                                4,665                3,826
   Rent                                                         3,574                2,953
   Income taxes                                                 2,325                  436
   Insurance                                                    2,121                2,039
   Interest                                                     1,778                4,200
   Other                                                       10,620               10,662
------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               $ 70,606             $ 72,234
==========================================================================================

At January 30, 1999, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $7.2 million. These amounts are included in trade accounts payable.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 9
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
-----------------------------------------------------------------------------------------------------------
PROVISION FOR DISCONTINUED OPERATIONS
-----------------------------------------------------------------------------------------------------------
                                                                      EMPLOYEE
                                                                       RELATED
IN THOUSANDS                                                             COSTS*       OTHER           TOTAL
-----------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                              $ 12,036      $ 1,325        $ 13,361
Charges and adjustments, net                                            (2,343)        (951)         (3,294)
-----------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                                 9,693          374          10,067
Current portion                                                          1,502          374           1,876
-----------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
DISCONTINUED OPERATIONS                                               $  8,191      $     0        $  8,191
===========================================================================================================

*Union pension withdrawal liability.

Charges and adjustments, net includes $731,000 ($450,000 net of tax) of excess provision for discontinued operations restored to income in the fourth quarter of Fiscal 1999 from the favorable resolution of an accounts receivable dispute.

RESTRUCTURING RESERVES
----------------------------------------------------------------------------------------------------------------
                                                           EMPLOYEE      FACILITY
                                                            RELATED      SHUTDOWN
IN THOUSANDS                                                  COSTS          COSTS          OTHER          TOTAL
----------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                    $ 3,593        $ 1,983        $ 1,532        $ 7,108
Charges and adjustments, net                                 (3,325)        (1,028)          (547)        (4,900)
----------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                        268            955            985          2,208
Current portion (included in accounts
   payable and accrued liabilities)                             268            787            985          2,040
----------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)                $     0        $   168        $     0        $   168
================================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 10
LONG-TERM DEBT
--------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                      1999              1998
--------------------------------------------------------------------------------------------------------
10 3/8% senior notes due February 2003                                        $      0           $75,000
5 1/2% convertible subordinated notes due April 2005                           103,500                 0
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                           103,500            75,000
Current portion                                                                      0                 0
--------------------------------------------------------------------------------------------------------
Total Noncurrent Portion of Long-Term Debt                                    $103,500           $75,000
========================================================================================================

REVOLVING CREDIT AGREEMENT:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million which, as amended, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss of $169,000, recognized in the third quarter of Fiscal 1998. Outstanding letters of credit at January 30, 1999 were $11.1 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.5% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.425% per annum on $65.0 million and also varies based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter, subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at January 30, 1999.

10 3/8% SENIOR NOTES DUE 2003:
On February 1, 1993, the Company issued $75 million of 10 3/8% senior notes due February 1, 2003. These notes were redeemed on May 8, 1998, resulting in a $3.7 million extraordinary loss ($2.2 million net of tax) for early retirement of debt recognized in the second quarter of Fiscal 1999.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 10
LONG-TERM DEBT, CONTINUED

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes are convertible into 47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss, net of tax, of $2.2 million, 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain covenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 11
COMMITMENTS UNDER LONG-TERM LEASES
------------------------------------------------------------------------------------------

OPERATING LEASES
Rental expense under operating leases of continuing operations was:
------------------------------------------------------------------------------------------
IN THOUSANDS                                       1999             1998              1997
------------------------------------------------------------------------------------------
Minimum rentals                               $  30,121        $  23,398         $  18,719
Contingent rentals                               10,598           11,611            10,270
Sublease rentals                                   (993)          (1,039)           (1,035)
------------------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                          $  39,726        $  33,970         $  27,954
==========================================================================================

Minimum rental commitments payable in future years are:

FISCAL YEARS                                           IN THOUSANDS
-------------------------------------------------------------------
2000                                                      $  32,043
2001                                                         30,103
2002                                                         25,921
2003                                                         23,125
2004                                                         21,698
Later years                                                  87,173
-------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                          $ 220,063
===================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 6% of the Company's leases contain renewal options.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
NON-REDEEMABLE PREFERRED STOCK
                                                                                                                 COMMON
                                               SHARES          NUMBER OF SHARES       AMOUNTS IN THOUSANDS  CONVERTIBLE   NO. OF
                                                            ----------------------    --------------------
CLASS    (IN ORDER OF PREFERENCE)            AUTHORIZED     1999     1998     1997    1999    1998    1997        RATIO    VOTES
--------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                                64,368   37,128   37,128   37,123  $1,485  $1,485  $1,485          .83        1
   $4.75 Series 3                                40,449   19,369   19,369   19,469   1,937   1,937   1,947         2.11        2
   $4.75 Series 4                                53,764   16,412   16,412   16,412   1,641   1,641   1,641         1.52        1
   Series 6                                     400,000        0        0        0       0       0       0                   100
$1.50 Subordinated Cumulative Preferred       5,000,000   30,017   30,017   30,017     901     901     901
--------------------------------------------------------------------------------------------------------------------------------
                                                         102,926  102,926  103,021   5,964   5,964   5,974
Employees' Subordinated
   Convertible Preferred                      5,000,000   73,696   80,313   80,313   2,211   2,409   2,409         1.00*       1
--------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                        8,175   8,373   8,383
Employees' Preferred Stock Purchase Accounts                                          (257)   (428)   (439)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                                $7,918  $7,945  $7,944
--------------------------------------------------------------------------------------------------------------------------------


 * Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.


PREFERRED STOCK TRANSACTIONS

------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                     EMPLOYEES'
                                                                          NON-REDEEMABLE          PREFERRED              TOTAL
                                                         NON-REDEEMABLE       EMPLOYEES'              STOCK     NON-REDEEMABLE
                                                              PREFERRED        PREFERRED           PURCHASE          PREFERRED
                                                                  STOCK            STOCK           ACCOUNTS              STOCK
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                        $ 5,994          $ 2,410              $(446)           $ 7,958
Other                                                               (20)              (1)                 7                (14)
-------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                                          5,974            2,409               (439)             7,944
------------------------------------------------------------------------------------------------------------------------------
Other                                                               (10)               0                 11                  1
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                          5,964            2,409               (428)             7,945
------------------------------------------------------------------------------------------------------------------------------
Other                                                                 0             (198)               171                (27)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 30, 1999                                        $ 5,964          $ 2,211              $(257)           $ 7,918
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

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 30, 1999--24,327,109 shares; January 31, 1998--26,264,109 shares. There were
488,464 shares held in treasury at January 30, 1999 and January 31, 1998 not considering the shares repurchased in Fiscal 1999. Each outstanding share is entitled to one vote. At January 30, 1999, common shares were reserved as follows: 170,277 shares for conversion of preferred stock; 847,039 shares for the 1987 Stock Option Plan; 2,131,625 shares for the 1996 Stock Option Plan; 133,333 shares for executive stock options; 79,935 shares for the Restricted Stock Plan for Directors; and 580,061 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 30, 1999, 403,343 shares of common stock were issued for the exercise of stock options and 2,457 shares were issued as part of the Directors Restricted Stock Plan. In addition, the Company repurchased 2,342,800 shares of common stock. An additional 2,457,200 shares may be repurchased under stock buy back programs announced in August 1998 and January 1999.

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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At January 30, 1999, $48.0 million was available for such payments.

The April 9, 1998 indenture, under which the Company's 5 1/2% convertible subordinated notes due 2005 were issued, does not restrict the payment of dividends.

Dividends declared for Fiscal 1999 were as follows:

                                                                PER SHARE                   TOTAL
                                                                ---------            ------------
                                                                                    (In Thousands)
                           Series 1                             $  12.075                 $   448
                           Series 3                             $ 24.9375                     483
                           Series 4                             $ 24.9375                     409
                           $1.50 Subordinated
                              Cumulative Preferred              $   7.875                     236
                                                                                     ------------
                                Total                                                     $ 1,576

Fiscal 1999 dividends declared include $1.3 million in cumulative dividend arrearages from the fourth quarter of Fiscal 1994 through the first quarter of Fiscal 1999.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED
-------------------------------------------------------------------------------------------------------------------

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK
-------------------------------------------------------------------------------------------------------------------
                                                                                              NON-
                                                                                        REDEEMABLE       EMPLOYEES'
                                                                          COMMON         PREFERRED        PREFERRED
                                                                           STOCK             STOCK            STOCK
-------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1996                                            24,844,036           103,294           80,313
-------------------------------------------------------------------------------------------------------------------
Exercise of options                                                      186,712                 0                0
Issue shares - Employee Stock Purchase Plan                              161,329                 0                0
Other                                                                      2,427              (273)               0
-------------------------------------------------------------------------------------------------------------------
Issued at February 1, 1997                                            25,194,504           103,021           80,313
Exercise of options                                                      457,848                 0                0
Issue shares - Employee Stock Purchase Plan                               70,058                 0                0
Issue shares - Litigation Settlement                                     525,495                 0                0
Other                                                                     16,204               (95)               0
-------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1998                                            26,264,109           102,926           80,313
Exercise of options                                                      296,543                 0                0
Issue shares - Employee Stock Purchase Plan                              106,800                 0                0
Stock Repurchase                                                      (2,342,800)                0                0
Other                                                                      2,457                 0           (6,617)
-------------------------------------------------------------------------------------------------------------------
Issued at January 30, 1999                                            24,327,109           102,926           73,696
Less treasury shares                                                     488,464                 0                0
-------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 30, 1999                                       23,838,645           102,926           73,696
===================================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES
--------------------------------------------------------------------------------
Income tax expense (benefit) from continuing operations is comprised of the following:

---------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                            1999               1998            1997
---------------------------------------------------------------------------------------------------------------
Current
   U.S. federal                                                    $   1,789             $  505          $  (70)
   Foreign                                                                76                 55              41
   State                                                                  47                  0              22
Deferred
   U.S. federal                                                      (22,335)              (505)           (415)
   Foreign                                                              (237)               (15)              0
   State                                                              (3,178)                 0               0
---------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT)                                 $ (23,838)            $   40          $ (422)
===============================================================================================================

Deferred tax assets and liabilities are comprised of the following:

---------------------------------------------------------------------------------------------------------
                                                                       JANUARY 30,            JANUARY 31,
IN THOUSANDS                                                                  1999                   1998
---------------------------------------------------------------------------------------------------------
Pensions                                                                  $ (1,896)              $   (947)
Other                                                                            0                   (164)
---------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                              (1,896)                (1,111)
---------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                             7,715                  8,967
Net capital loss carryforwards                                               7,826                  7,900
Provisions for discontinued operations
   and restructurings                                                        5,073                 13,352
Inventory valuation                                                          2,090                  1,873
Expense accruals                                                             5,116                  5,497
Allowances for bad debts and notes                                             703                  1,695
Uniform capitalization costs                                                 2,131                  2,463
Depreciation                                                                 4,355                  4,641
Pensions                                                                         0                      0
Leases                                                                          17                     28
Other                                                                        2,089                  1,160
Tax credit carryforwards                                                     2,743                  2,809
---------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                   39,858                 50,385
---------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                      (8,265)               (48,339)
---------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                   $ 29,697               $    935
=========================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES, CONTINUED

The Company has net operating loss carryforwards available to offset future U.S. taxable income of approximately $21 million expiring in 2011. The Company also has capital loss carryforwards available to offset future U.S. capital gains of approximately $20 million expiring in 2001.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as the Company believes that it is more likely than not that the benefits will be realized.

The Company previously limited the recognition of deferred tax assets to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. In the fourth quarter of Fiscal 1999, due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures, the valuation allowance was reduced by a net $40.0 million. The Company's remaining valuation allowance relates primarily to the net capital loss carryforwards.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                                                          1999         1998         1997
--------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                                      34.00%       34.00%       34.00%
State taxes (net of federal tax benefit)                                  4.50         4.50         4.50
Release of deferred tax valuation allowance                            (115.38)      (38.50)      (38.50)
Other                                                                      .19            0         (2.9)
--------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                                      (76.69)%          0         (2.9)%
========================================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

ASSETS AND OBLIGATIONS

The following table sets forth the change in benefit obligation for the respective fiscal year:


----------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS              OTHER BENEFITS
                                                       -----------------------       ---------------------
IN THOUSANDS                                               1999           1998          1999          1998
----------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                $ 97,530       $ 91,350       $ 2,653       $ 2,544
Service cost                                              1,575          1,476            84            78
Interest cost                                             6,460          6,644           180           180
Plan participants' contributions                              0              0           116           129
Curtailment gain                                              0         (1,354)            0             0
Benefits paid                                            (8,088)        (7,031)         (304)         (332)
Actuarial loss                                              786          6,445            46            54
----------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                      $ 98,263       $ 97,530       $ 2,775       $ 2,653
==========================================================================================================

The following table sets forth the change in plan assets for the respective fiscal year:

----------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS              OTHER BENEFITS
                                                       -----------------------       ---------------------
IN THOUSANDS                                               1999           1998          1999          1998
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year         $ 84,848       $ 81,077       $     0       $     0
Actual return on plan assets                              7,209         10,802             0             0
Employer contributions                                    8,221              0           188           203
Plan participants' contributions                              0              0           116           129
Benefits paid                                            (8,088)        (7,031)         (304)         (332)
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year               $ 92,190       $ 84,848       $     0       $     0
==========================================================================================================

At January 30, 1999 and January 31, 1998, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

The following table sets forth the funded status of the plans for the respective fiscal year:


----------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS              OTHER BENEFITS
                                                              ----------------              --------------
IN THOUSANDS                                               1999           1998          1999          1998
----------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                         $(92,166)      $(90,748)      $(2,775)      $(2,654)
Future pay increases                                     (6,097)        (6,782)            0             0
----------------------------------------------------------------------------------------------------------
Projected benefit obligation                            (98,263)       (97,530)       (2,775)       (2,654)
Assets                                                   92,190         84,848             0             0
----------------------------------------------------------------------------------------------------------
Unfunded PBO                                             (6,073)       (12,682)       (2,775)       (2,654)
Transition obligation                                     2,474          3,299             0             0
Prior service cost                                       (1,195)        (1,318)            0             0
Cumulative net (gains)/losses                             9,522          9,250           628           645
----------------------------------------------------------------------------------------------------------
(Accrued Benefit Liability)/Prepaid Benefit Cost       $  4,728       $ (1,451)      $(2,147)      $(2,009)
==========================================================================================================

The amounts recognized in the balance sheet consist of:

----------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS              OTHER BENEFITS
                                                              ----------------              --------------
IN THOUSANDS                                               1999           1998          1999          1998
----------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                   $  4,728       $      0       $     0       $     0
Accrued benefit liability                                     0         (5,900)       (2,147)       (2,009)
Intangible asset                                              0          3,299             0             0
Accumulated other comprehensive income                        0          1,150             0             0
----------------------------------------------------------------------------------------------------------
Net amount recognized on balance sheet                 $  4,728       $ (1,451)      $(2,147)      $(2,009)
==========================================================================================================

ASSUMPTIONS

----------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS              OTHER BENEFITS
                                                              ----------------              --------------
                                                           1999           1998          1999          1998
----------------------------------------------------------------------------------------------------------
Discount rate                                              6.75%          7.00%         6.75%         7.00%
Expected return on plan assets                             9.50%          9.50%           --            --
Rate of compensation increase                              5.00%          5.00%           --            --

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.00% to 6.75% from Fiscal 1998 to Fiscal 1999. The decrease in the rate increased the accumulated benefit obligation by $2.5 million and increased the projected benefit obligation by $2.8 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.50% to 7.00% from Fiscal 1997 to Fiscal 1998. The decrease in the rate increased the accumulated benefit obligation by $4.6 million and increased the projected benefit obligation by $5.4 million.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

For measurement purposes, an 8.50% increase in the health care cost trend rate was used for Fiscal 1999. The trend rate is assumed to decrease gradually to 5.0% by Fiscal 2013. The effect on disclosure information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                                       1% DECREASE             1% INCREASE
       (IN THOUSANDS)                                                     IN RATES                IN RATES
                                                                       -----------             -----------
       Aggregated service and interest cost                                  $ (25)                   $ 29
       Accumulated postretirement benefit obligation                         $(201)                   $232

PENSION EXPENSE

------------------------------------------------------------------------------------------------------
                                                       PENSION BENEFITS                 OTHER BENEFITS
                                    -----------------------------------       ------------------------
IN THOUSANDS                           1999          1998          1997       1999      1998      1997
------------------------------------------------------------------------------------------------------
Service cost                        $ 1,575       $ 1,476       $ 1,490       $ 84      $ 79      $ 83
Interest cost                         6,460         6,644         6,437        180       180       175
Expected return on plan assets       (7,171)       (6,591)       (5,904)         0         0         0
Amortization:
     Transition obligation              825           983           983          0         0         0
     Prior service cost                (123)         (146)         (146)         0         0         0
     Losses                             476           690         1,257         62        62         0
------------------------------------------------------------------------------------------------------
     Net amortization                 1,178         1,527         2,094         62        62         0
------------------------------------------------------------------------------------------------------
Curtailment Loss                          0           379             0          0         0         0
------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost           $ 2,042       $ 3,435       $ 4,117       $326      $321      $258
======================================================================================================

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. The contribution expense to the Company for the matching program was approximately $1.0 million, $1.0 million and $1.1 million for Fiscal 1999, 1998 and 1997, respectively.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 15
EARNINGS PER SHARE
-------------------------------------------------------------------------------------------------------------------
                                                     FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                                        JAN. 30, 1999                          JAN. 31, 1998
                                             ----------------------------------  ----------------------------------
(IN THOUSANDS, EXCEPT                         INCOME       SHARES     PER-SHARE   INCOME       SHARES     PER-SHARE
     PER SHARE AMOUNTS)                     (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT
-------------------------------------------------------------------------------------------------------------------

Earnings before
   discontinued operations and
   extraordinary loss                         $54,923                             $8,820

Less: Preferred stock dividends                  (300)                              (300)
-------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                         54,623     25,461        $ 2.15     8,520       25,464        $.33
                                                                        ======                               ====

EFFECT OF DILUTIVE SECURITIES
   Options                                                 1,042                                1,393
   5 1/2% convertible subordinated notes        3,124      3,969                       0            0
   Contingent Options(1)                                      67                                   67
   Employees' Preferred Stock(2)                              78                                   80
-------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                                $57,747     30,617        $ 1.89    $8,520       27,004        $.32
===================================================================================================================





----------------------------------------------------------------------------
                                                   FOR THE YEAR ENDED
                                                      FEB. 1, 1997
                                          ----------------------------------
(IN THOUSANDS, EXCEPT                      INCOME       SHARES     PER-SHARE
     PER SHARE AMOUNTS)                  (NUMERATOR) (DENOMINATOR)   AMOUNT
----------------------------------------------------------------------------
Earnings before
   discontinued operations and
   extraordinary loss                      $10,554

Less: Preferred stock dividends               (301)
----------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                      10,253       24,540       $.42
                                                                      ====

EFFECT OF DILUTIVE SECURITIES
   Options                                                1,098
   5 1/2% convertible subordinated notes         0            0
   Contingent Options(1)                                      0
   Employees' Preferred Stock(2)                             80
----------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                             $10,253       25,718       $.40
============================================================================

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices. See Note 16 to the Consolidated Financial Statements under "Restricted Stock Options."

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

Options to purchase 284,000 shares of common stock at $11.00 per share, 157,250 shares of common stock at $12.75 per share and 250,000 shares of common stock at $6.06 per share were outstanding at the end of Fiscal 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 4.8 million shares announced by the Company in August 1998 and January 1999. The Company repurchased 2.3 million shares as of January 30, 1999.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 16
STOCK OPTION PLANS

The Company's stock-based compensation plans, as of January 30, 1999, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. The compensation cost that has been charged against income for its restricted plans was $1.1 million, $1.7 million and $1.0 million for Fiscal 1999, 1998 and 1997, respectively. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $89,000, $100,000 and $35,000 for Fiscal 1999, 1998 and 1997, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      FISCAL YEARS
                                                     --------------------------------------------
(In thousands, except per share amounts)                 1999              1998              1997
                                                     --------           -------          --------

Net Income                 As reported               $ 53,128           $ 8,651          $ 10,404
                           Pro forma                 $ 52,464           $ 7,954          $ 10,394

Diluted EPS                As reported               $   1.83           $  0.31          $   0.39
                           Pro forma                 $   1.81           $  0.28          $   0.39

Basic EPS                  As reported               $   2.07           $  0.33          $   0.41
                           Pro forma                 $   2.05           $  0.30          $   0.41


FIXED STOCK OPTION PLANS
The Company has three fixed option plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 2.3 million shares of common stock, which excludes 100,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under both plans vest 25% at the end of each year with the exception of shares granted February 20, 1995 which vest 20% at the end of each year.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 16
STOCK OPTION PLANS, CONTINUED

With regard to the 100,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected and on the date of every third annual meeting of shareholders of the Company thereafter. The outside director restricted stock shall vest with respect to one-third of the shares each year. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were no shares issued in Fiscal 1999 and 9,522 shares and 1,993 shares of restricted stock were issued to directors for Fiscal 1998 and 1997, respectively. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the Outside Director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 4,555 shares and 6,475 shares of Retainer Stock issued to directors for Fiscal 1999 and 1998, respectively.

Under the 1996 Stock Incentive Plan, shares of restricted stock may be issued either alone, in addition to or in tandem with other awards granted under the Plan and/or cash awards made outside the Plan. To encourage stock ownership by key management employees, the Company instituted a program allowing the chief executive officer, eight other executive officers and two high-level operating division employees to elect to receive part or all of their target awards under the Fiscal 1998 and Fiscal 1997 plans in the form of nonqualified stock options. The Fiscal 1998 options were granted February 25, 1997 and the Fiscal 1997 options were granted March 15, 1996. As of the grant date, the participants were permitted to elect to relinquish irrevocably all or a portion of the target award under the plan in exchange for a ten-year option to purchase shares of common stock at the closing price of the stock on the grant date. The option is to become exercisable one year from the date on which entitlement to the award under the plan for Fiscal 1998 and Fiscal 1997 is determined by the Company. Compensation cost charged against income for these options was $0.4 million for Fiscal 1998 and $0.9 million for Fiscal 1997.

The third fixed option plan is the executive stock option plan which granted 200,000 shares to the chief executive officer at the end of Fiscal 1996. The exercise price of these shares is equal to the market price of the Company's stock on the date of grant, the maximum term is 10 years and options for 100,000 shares vested after six months and an additional 100,000 shares vested after one year.

The weighted-average fair value of each option granted in the fixed stock option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model -average assumptions used for grants in Fiscal 1999, 1998 and 1997, respectively: expected volatility of 62, 45 and 50 percent; risk-free interest rates of 5.0, 6.0 and 6.1 percent; and expected lives of seven, six and six years, respectively.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 16
STOCK OPTION PLANS, CONTINUED

A summary of the status of the Company's fixed stock option plans as of January 30, 1999, January 31, 1998 and February 1, 1997 and changes during the years ended on those dates is presented below:


                                                  1999                           1998                            1997
                                     -----------------------------  -----------------------------   ----------------------------
                                                  WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
FIXED OPTIONS                          SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE      SHARES        EXERCISE PRICE
-------------                        ---------  ------------------- -----------  ----------------   ---------    ----------------
Outstanding at beginning of year     2,528,655    $   5.88            2,616,171    $    4.96         1,525,150      $      3.35
Granted                                268,000        6.06              377,370        11.40         1,346,883             6.48
Exercised                             (229,876)       4.21             (457,848)        5.23          (186,712)            3.44
Forfeited                             (295,390)       8.29               (7,038)        2.62           (69,150)            3.24
                                     ---------                        ---------                     ----------
Outstanding at end of year           2,271,389        5.76            2,528,655         5.88         2,616,171             4.96
                                    ==========                        =========                     ==========

Options exercisable at year-end      1,279,034                          944,176                        970,571
Weighted-average fair value of
  options granted during the year   $     4.02                        $    6.48                     $     3.58


The following table summarizes information about fixed stock options outstanding at January 30, 1999:

                                           OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                         ---------------------------------------------------------     ----------------------------------
                             NUMBER         WEIGHTED-AVERAGE                              NUMBER
      RANGE OF            OUTSTANDING          REMAINING          WEIGHTED-AVERAGE     EXERCISABLE      WEIGHTED-AVERAGE
  EXERCISE PRICES          AT 1/30/99      CONTRACTUAL LIFE       EXERCISE PRICE        AT 1/30/99        EXERCISE PRICE
  ---------------        ------------      ----------------       --------------       ------------     -----------------
   $1.875 - 2.75             567,026           5.8 years           $   2.27               297,026         $   2.33
    3.375 - 5.00             899,008           7.0                     4.55               760,133             4.49
     5.50 - 7.75             253,000           9.5                     6.06                 1,500             6.13
    9.00 - 12.75             552,355           8.1                    11.22               220,375            11.30
                         -----------                                                   ----------
  $1.875 - 12.75           2,271,389           7.4                     6.11             1,279,034             5.17
                         ===========                                                   ==========

RESTRICTED STOCK OPTIONS
On January 10, 1997, 200,000 shares of restricted stock were granted to the chairman of the board under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions lapsed for one third of the shares (66,667 shares) on January 31, 1998 and the second one third of the shares on January 31, 1999. The restrictions would lapse for the last one third of the shares on January 31, 2000 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $15.00 per share for 20 consecutive trading days during Fiscal 2000. Compensation cost charged against income for these options was $0.8 million, $1.3 million and $0.1 million in Fiscal 1999, 1998 and 1997, respectively.

As of the beginning of the first quarter of Fiscal 1999, a three year long term incentive plan was approved for the president - CEO which covers Fiscal 1999 through Fiscal 2001. The incentive plan provides a maximum of 300,000 performance shares of stock to be awarded based on cumulative revenue growth, cumulative earnings before income taxes to sales ratio and cumulative assets to sales ratio. Compensation cost charged against income for these options was $0.4 million in Fiscal 1999.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 16
STOCK OPTION PLANS, CONTINUED

EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to
1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Approximately 20 percent of eligible employees participate in the Plan. Under the Plan, the Company sold 106,800 shares, 70,058 shares and 161,329 shares to employees in Fiscal 1999, 1998 and 1997, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 1999, 1998 and 1997, respectively: an expected life of 1 year for all years; expected volatility of 82, 34 and 52 percent; and risk-free interest rates of 4.6, 5.6 and 5.7 percent. The weighted-average fair value of those purchase rights granted in Fiscal 1999, 1998 and 1997 was $2.47, $3.78 and $3.26, respectively.

STOCK PURCHASE PLANS
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $264,000 and $436,000 at January 30, 1999 and January 31, 1998, respectively, and were secured at January 30, 1999, by 13,657 employees' preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
LEGAL PROCEEDINGS

New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State of New York are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of New York State funding to pay a portion of remediaton costs and insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $1.6 million to $2.0 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17
LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company, with the approval of MDEQ, has installed horizontal wells to capture groundwater from a portion of the site, and will treat the groundwater either after its use in the manufacturing process or through an air sparge system and install monitoring wells. Associated operations and maintenance costs are expected to be in the range of $10,000 to $15,000 per year. Based on these estimates, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan does not address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. Certain remedial alternatives could be more costly. The MDEQ has informally advised the Company that it intends to begin its own testing of lake sediments and may implement a remediation strategy which would involve dredging a portion of the lake. The Company is continuing to study the lake sediment issues, and at present is unable to predict whether and to what extent it may be required to participate in a remediation of sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

Other Legal Proceedings
On August 8, 1997, the trustee in bankruptcy of a Texas boot retailer filed an action in Texas state court against the Company and an unrelated boot wholesaler and retail chain alleging violations of a Texas antitrust statute and breach of contract by the Company. The trustee's allegations against the Company involve its decision not to consign additional boot inventories to the bankrupt retailer for its liquidation sale. The complaint seeks damages in an unspecified amount. The Company has filed an answer denying all material allegations in the complaint and does not presently expect the action to have a material effect on its financial condition or results of operations. The Company and the plaintiff have agreed, subject to bankruptcy court approval, to settle the action for a payment of $162,500 by the Company.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements



NOTE 18
BUSINESS SEGMENT INFORMATION

The Company has four reportable segments: Specialty Retail Footwear comprised of Journeys, Jarman and General Shoe Warehouse; Branded Footwear comprised of Johnston & Murphy retail and wholesale, Dockers and Nautica; Leather and Western Boots which was divested in Fiscal 1999. All the Company's segments, except Leather, sell footwear products at either retail or wholesale. The Leather segment is comprised of Volunteer Leather, a leather tanning and finishing company which sells primarily to military boot manufacturers and other customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Specialty retail sells primarily branded products from other companies while branded footwear sells primarily the Company's owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, restructuring gains, interest expense, interest income, and other non-recurring items. Other non-recurring items include severance, litigation and environmental charges.


-------------------------------------------------------------------------------------------------------------------------
                                       SPECIALTY
                                         RETAIL      BRANDED                   WESTERN
FISCAL 1999                             FOOTWEAR     FOOTWEAR      LEATHER       BOOT          CORPORATE     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales to external customers             $299,462     $220,686     $ 21,433     $ 16,560        $     -0-         $558,141
Intercompany sales                           -0-       (5,857)      (2,536)         -0-              -0-           (8,393)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                299,462      214,829       18,897       16,560              -0-          549,748
-------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                   26,902       22,186          854       (1,309)         (11,007)          37,626
Restructuring (gain)/charge                  -0-          -0-          -0-          -0-           (2,403)          (2,403)
Interest expense                             -0-          -0-          -0-          -0-            9,250            9,250
Interest income                              -0-          -0-          -0-          -0-            2,639            2,639
Other non-recurring items                    -0-          -0-          -0-          -0-           (2,333)          (2,333)
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes,
   discontinued operations and
   extraordinary loss                     26,902       22,186          854       (1,309)         (17,548)          31,085
-------------------------------------------------------------------------------------------------------------------------

Total assets                              93,292       88,798        8,759          -0-          116,349          307,198
Depreciation                               4,736        2,661          556          336            1,402            9,691
Capital expenditures                      13,396        4,444          157          -0-            5,515           23,512

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 18
BUSINESS SEGMENT INFORMATION, CONTINUED
------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                        SPECIALTY
                                          RETAIL      BRANDED                   WESTERN
FISCAL 1998                             FOOTWEAR     FOOTWEAR      LEATHER         BOOT        CORPORATE     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales to external customers             $264,125     $189,192     $ 30,781     $ 59,371         $    -0-         $543,469
Intercompany sales                           -0-       (5,734)      (1,563)         (65)             -0-           (7,362)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                264,125      183,458       29,218       59,306              -0-          536,107
-------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                   29,790       19,311        1,511       (2,521)         (11,768)          36,323
Restructuring (gain)/charge                  -0-          -0-          -0-          -0-           17,706           17,706
Interest expense                             -0-          -0-          -0-          -0-           10,174           10,174
Interest income                              -0-          -0-          -0-          -0-            1,312            1,312
Other non-recurring items                    -0-          -0-          -0-          -0-             (895)            (895)
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes,
   discontinued operations and
   extraordinary loss                     29,790       19,311        1,511       (2,521)         (39,231)           8,860
-------------------------------------------------------------------------------------------------------------------------

Total assets                              75,839       74,814       10,997       17,925           67,242          246,817
Depreciation                               3,575        2,469          461        1,097            1,291            8,893
Capital expenditures                      12,942        4,487        1,044          398            5,854           24,725


-------------------------------------------------------------------------------------------------------------------------

                                       SPECIALTY
                                          RETAIL      BRANDED                   WESTERN
FISCAL 1997                             FOOTWEAR     FOOTWEAR      LEATHER        BOOT         CORPORATE     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales to external customers             $205,209     $155,169     $ 36,014     $ 70,964         $    -0-         $467,356
Intercompany sales                           -0-       (4,128)      (1,231)        (649)             -0-           (6,008)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                205,209      151,041       34,783       70,315              -0-          461,348
-------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                   21,119       15,732        2,841       (2,945)          (9,337)          27,410
Restructuring (gain)/charge                  -0-          -0-          -0-          -0-            1,693            1,693
Interest expense                             -0-          -0-          -0-          -0-           10,289           10,289
Interest income                              -0-          -0-          -0-          -0-            1,548            1,548
Other non-recurring items                    -0-          -0-          -0-          -0-           (6,844)          (6,844)
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes,
   discontinued operations and
   extraordinary loss                     21,119       15,732        2,841       (2,945)         (26,615)          10,132
-------------------------------------------------------------------------------------------------------------------------

Total assets                              52,204       60,225       11,665       35,049           62,511          221,654
Depreciation                               3,026        1,745          361        1,339            1,276            7,747
Capital expenditures                       7,351        4,704          892          798              886           14,631

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 19
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                          1ST QUARTER           2ND QUARTER            3RD QUARTER                4TH QUARTER
(IN THOUSANDS, EXCEPT                 --------------------  ----------------------  -----------------     ------------------------
PER SHARE AMOUNTS)                        1999        1998       1999        1998       1999      1998          1999        1998
----------------------------------------------------------  ----------------------  ------------------    ------------------------
Net sales                              $133,808   $114,185  $132,049    $120,024    $129,764  $147,046    $154,127     $154,852

Gross margin                             57,821     47,872    57,442      49,128      58,077    60,659      70,539       65,250

Pretax earnings (loss)                    3,507      2,199     6,659(1)    4,177(3)    6,435     9,577      14,484       (7,093)(7)

Earnings (loss) before
  discontinued operations
  and extraordinary loss                  3,788      2,182     6,625       4,133       6,273     9,522      38,237(5)    (7,017)

Net earnings (loss)                       3,788      2,182     2,974(2)    4,133       6,273     9,353(4)   40,093(6)    (7,017)

Diluted earnings (loss) per common share:
  Before discontinued operations and
    extraordinary loss                      .13        .08       .24         .15         .23       .35        1.30         (.28)
  Net earnings (loss)                       .13        .08       .11         .15         .23       .34        1.36         (.28)
=================================================================================================================================


NOTE 19
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT                        FISCAL YEAR
                                      ------------------------
PER SHARE AMOUNTS)                            1999        1998
--------------------------------------------------------------
Net sales                                $549,748    $536,107

Gross margin                              243,879     222,909

Pretax earnings (loss)                     31,085       8,860

Earnings (loss) before
  discontinued operations
  and extraordinary loss                   54,923       8,820

Net earnings (loss)                        53,128       8,651

Diluted earnings (loss) per common share
  Before discontinued operations and
    extraordinary loss                       1.89         .32
  Net earnings (loss)                        1.83         .31
===================================================================================================================================

(1)      Includes a restructuring gain of $2.4 million (see Note 2).

(2) Includes a $3.7 million extraordinary loss for early retirement of debt (see Note 10).

(3)      Includes a restructuring gain of $0.3 million (see Note 2).

(4) Includes a $169,000 extraordinary loss for early retirement of debt (see Note 10).

(5)      Includes a tax benefit of $23.8 million (see Note 13).

(6) Includes a gain of $0.5 million, net of tax, from discontinued operations and a $1.4 million gain due to the tax effect of the extraordinary loss in the second quarter (see Notes 9 and 10).

(7)      Includes a restructuring charge of $18.0 million (see Note 2).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 23, 1999 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of
Part I.

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

The following information regarding beneficial ownership on March 27, 1999 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                          CLASS OF                    NO. OF           PERCENT OF
NAME AND ADDRESS                                           STOCK*                     SHARES              CLASS
----------------                                          --------                    ------           ----------
Entrust Capital Inc.                                       Common                   2,370,591(1)        10.1
650 Madison Ave.
New York, NY  10022


Eagle Asset Management, Inc.                               Common                   2,353,315(2)        10.0
880 Carillon Parkway
St. Petersburg, FL  33776

                                                          CLASS OF                  NO. OF           PERCENT OF
NAME AND ADDRESS                                           STOCK*                   SHARES              CLASS
----------------                                          --------                  ------           ----------
Jeannie Bussetti                                           Series 1                 3,000                8.1
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                                            Series 1                 2,000                5.4
52 South Lilburn Drive
Garnerville, NY  10923

Ronald R. Bussetti                                         Series 1                 2,000                5.4
12 Carteret Drive
Pomona, NY   10970

S. Robert Weltz, Jr.                                       Series 1                 2,308                6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Empire & Co.                                               Series 1                 5,889               15.9
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ  07803

Empire & Co.                                               Series 3                 4,226               21.8
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ  07803

Estate of Hyman Fuhrman, Deceased                          Series 3                 1,081                5.6
c/o Sylvia Fuhrman
3801 South Ocean Drive
Apt. PHG
Hollywood, FL   33020

Hazel Grossman                                             Series 3                 1,074                5.5
30 Argyle Ave., Apt. 209
Riverside, RI  02915

                                                          CLASS OF                 NO. OF           PERCENT OF
NAME AND ADDRESS                                           STOCK*                  SHARES              CLASS
----------------                                          --------                 ------           ----------
Jack Rubens                                                Series 3                1,514                 7.8
5114 Windsor Parke Dr.
Boca Raton, FL  33496

Mathew Evins                                               Series 4                2,571                15.7
c/o Evins Communications Ltd.
635 Madison Ave.
New York, NY  10022

Melissa Evins                                              Series 4                2,893                17.6
417 East 57th Street
New York, NY   10022

Reed Evins                                                 Series 4                2,418                14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                                        Subordinated            2,413                 8.0
Apt. 407                                                   Cumulative
11 Burton Hills Blvd.                                      Preferred
Nashville, TN   37215

--------------

* See Note 12 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1) This information is from an Amendment to Schedule 13G dated February 9,
    1999.

(2) This information is from an Amendment to Schedule 13G dated January 29,
    1999.



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

                                     PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 30, 1999 and January 31, 1998
Consolidated Earnings, each of the three fiscal years ended 1999, 1998 and 1997 Consolidated Cash Flows, each of the three fiscal years ended 1999, 1998 and 1997
Consolidated Shareholders' Equity, each of the three fiscal years ended
1999, 1998 and 1997
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES
II    -Reserves, each of the three fiscal years ended 1999, 1998 and 1997

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 77.

EXHIBITS

 (3)       a.    By-laws of Genesco Inc. Incorporated by reference to Exhibit
                 (3)a to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
           b.    Restated Charter of Genesco Inc. Incorporated by reference to
                 Exhibit (3)b to the Company's Annual Report on Form 10-K for
                 the fiscal year ended January 31, 1993. Amendment to Restated
                 Charter of Genesco Inc. dated as of June 17, 1998. Incorporated by reference to Exhibit (3)b to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.
 (4) Indenture dated as of April 9, 1998 between the Company and United States Trust Company of New York relating to 5 1/2% Convertible Subordinated Notes due 2005. Incorporated by reference to Registration Statement on Form S-3 filed November 9, 1998 (File No. 333-58541).
 (10)      a.   Form of Split-Dollar Insurance Agreement with Executive
                Officers. Incorporated by reference to Exhibit (10)a to the Company's Annual Report on Form 10-K for the fiscal year ended
                February 1, 1997.
           b.   Key Executives Stock Option Plan and Form of Stock Option
                Agreement. Incorporated by reference to Exhibit (10)c to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993.
           c.   Form of Officers and Key Executives Change-in-Control Employment
                Agreement. Incorporated by reference to Exhibit (10)d to the Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993.

           d. 1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           e. 1996 Stock Incentive Plan. Incorporated by reference to Registration Statement on Form S-8 filed July 19, 1996 (File No. 33-08463).
           f. 1999 Management Incentive Compensation Plan. Incorporated by reference to Exhibit (10)g to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
           g.   2000 EVA Incentive Compensation Plan.
           h. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

           i. Modified and Restated Loan Agreement dated as of September 24, 1997 among the Company and The First National Bank of Chicago, NationsBank, N.A. and Bank of America, FSB. Incorporated by reference to Exhibit (10)l to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. First Amendment to Modified and Restated Loan Agreement dated as of January 30, 1998 and Second Amendment to Modified and Restated Loan Agreement dated as of March 31, 1998. Incorporated by reference to Exhibit (10)i to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Third Amendment to Modified and Restated Loan Agreement dated as of August 1, 1998. Fourth Amendment to Modified and Restated Loan Agreement dated as of December 11, 1998.

           j. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           k. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
           l. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York. First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Registration Statement on Form 8-A filed August 15, 1990 (File No. 1-3083). Second Amendment to the Rights Agreement dated as of March 24, 1998. Incorporated by reference to Registration Statement on Form 8-A filed March 25, 1998 (File No. 1-3083). Third Amendment to the Rights Agreement dated as of November 9, 1998. Incorporated by reference to Registration Statement on Form 8-K filed November 19, 1998 (File No. 1-3083).
           m. Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
           n. Nonqualified Stock Option Agreement as amended and restated through December 21, 1994 between the Company and David M. Chamberlain. Incorporated by reference to Exhibit (10)x to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

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

REPORTS ON FORM 8-K
None.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-58541) and the Registration Statements on Form S-8 (Nos. 33-15835, 33-30828, 33-35329, 33-50248, 33-62653 and 33-08463) of Genesco Inc. of our report dated February 24, 1999 appearing on page 31 of this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated April 8, 1999 appearing on page 1 of the January 30, 1999 Genesco Employee Stock Purchase Plan Financial Statements.




/s/ PRICEWATERHOUSECOOPERS LLP

Nashville, Tennessee
April 30, 1999

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

                                            GENESCO INC.

                                            By: /s/James S. Gulmi
                                               -------------------------------
                                               James S. Gulmi
                                               Senior Vice President - Finance

Date:  April 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the thirtieth day of April, 1999.


/s/Ben T. Harris                         President and Chief Executive Officer
---------------------------------        and a Director
Ben T. Harris


/s/James S. Gulmi                        Senior Vice President - Finance
---------------------------------        (Principal Financial Officer)
James S. Gulmi


/s/Paul D. Williams                      Chief Accounting Officer
---------------------------------
Paul D. Williams

Directors:

David M. Chamberlain*                    William A. Williamson, Jr.*

W. Lipscomb Davis, Jr.*                  William S. Wire, II*

Joel C. Gordon*                          Gary M. Witkin*

Kathleen Mason*



*By /s/Roger G. Sisson
    ------------------------------
        Roger G. Sisson
        Attorney-In-Fact

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES

                                    Financial Statement Schedules
                                    January 30, 1999

                                                                      SCHEDULE 2

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Reserves

---------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 30, 1999
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                         BEGINNING       TO PROFIT      TO OTHER      INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)       BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                   $   988           1,028             15(1)         (956)(2)    $ 1,075
Allowance for cash discounts                    2             -0-            -0-              (2)(3)        -0-
Allowance for sales returns                   365             -0-            -0-             (73)(4)        292
Allowance for customer deductions           1,006             -0-            -0-            (495)(5)        511
Allowance for co-op advertising               389             -0-            -0-              11 (6)        400
---------------------------------------------------------------------------------------------------------------
TOTALS                                    $ 2,750           1,028             15          (1,515)       $ 2,278
===============================================================================================================

YEAR ENDED JANUARY 31, 1998
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                         BEGINNING       TO PROFIT      TO OTHER      INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)       BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                   $ 3,353             809            274(1)       (3,448)(2)    $   988
Allowance for cash discounts                  168             -0-            -0-            (166)(3)          2
Allowance for sales returns                   483             -0-            -0-            (118)(4)        365
Allowance for customer deductions             621             -0-            -0-             385 (5)      1,006
Allowance for co-op advertising               667             -0-            -0-            (278)(6)        389
---------------------------------------------------------------------------------------------------------------

TOTALS                                    $ 5,292             809            274          (3,625)        $2,750
===============================================================================================================

YEAR ENDED FEBRUARY 1, 1997
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                         BEGINNING       TO PROFIT      TO OTHER      INCREASES        ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)      BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
  the balance sheet:
Allowance for bad debts                   $ 2,065           2,847            151(1)       (1,710)(2)     $3,353
Allowance for cash discounts                  119             -0-            -0-              49 (3)        168
Allowance for sales returns                   483             -0-            -0-             -0- (4)        483
Allowance for customer deductions             984             -0-            -0-            (363)(5)        621
Allowance for co-op advertising               545             -0-            -0-             122 (6)        667
---------------------------------------------------------------------------------------------------------------
TOTALS                                    $ 4,196           2,847            151          (1,902)        $5,292
===============================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $74,000 in 1999, $345,000 in 1998 and $292,000 in 1997 to the addition above, the total bad debt expense amounted to $1,102,000 in 1999, $1,154,000 in 1998 and $3,139,000 in 1997.
--------------------------------------------------------------------------------
(1)     Bad debt recoveries.
(2)     Bad debt charged to reserve and transfers to operations to be divested.
(3) Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(4) Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(5) Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.
(6) Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date and transfers to operations to be divested.

See Note 3 to the Consolidated Financial Statements included in Item 8.