Form 10-Q
period 1999-05-01
GENESCO INC
filed 1999-06-15
CIK 18498

                                                                 [GENESCO LOGO]


--------------------------------------------------------------------------------
                               FORM 10-Q
(Mark One)
    [x]     Quarterly Report Pursuant To
              Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                       For Quarter Ended
                             May 1, 1999

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





--------------------------------------------------------
Common Shares Outstanding June 4, 1999 - 22,622,920

INDEX
--------------------------------------------------------------------------------
                                                                            PAGE
--------------------------------------------------------------------------------
Part 1 - Financial Information                                                 3
--------------------------------------------------------------------------------
Consolidated Balance Sheet - May 1, 1999, January 30, 1999 and
   May 2, 1998                                                                 3
--------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended
   May 1, 1999 and May 2, 1998                                                 4
--------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended
   May 1, 1999 and May 2, 1998                                                 5
--------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 30, 1999 and Three Months Ended May 1, 1999                         6
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                     7
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      20
--------------------------------------------------------------------------------
Part II - Other Information                                                   30
--------------------------------------------------------------------------------
Signature                                                                     31
--------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Balance Sheet
                            In Thousands


----------------------------------------------------------------------------------------------
                                                        MAY 1,     JANUARY 30,           MAY 2,
                                                          1999            1999            1998
----------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                      $  55,711       $  58,743       $ 127,702
Accounts receivable                                     24,332          26,258          22,281
Inventories                                            104,613         117,213         111,089
Deferred income taxes                                   16,987          19,327             935
Other current assets                                     5,491           6,719           4,537
Current assets of operations to be divested                -0-             -0-          12,877
----------------------------------------------------------------------------------------------
Total current assets                                   207,134         228,260         279,421
----------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                59,823          58,387          49,942
Deferred income taxes                                   10,370          10,370             -0-
Other noncurrent assets                                  9,411          10,181          11,538
Noncurrent assets of operations to be divested             -0-             -0-             638
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 286,738       $ 307,198       $ 341,539
==============================================================================================

----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current debt                                         $     -0-       $     -0-        $ 75,000
Accounts payable and accrued liabilities                56,597          70,606          62,905
Provision for discontinued operations                    2,291           1,876           2,967
----------------------------------------------------------------------------------------------
Total current liabilities                               58,888          72,482         140,872
----------------------------------------------------------------------------------------------
Long-term debt                                         103,500         103,500         103,500
Other long-term liabilities                              6,399           6,446          11,888
Provision for discontinued operations                    7,675           8,191           9,832
----------------------------------------------------------------------------------------------
Total liabilities                                      176,462         190,619         266,092
----------------------------------------------------------------------------------------------
Contingent liabilities (see Note 8)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                         7,917           7,918           7,945
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: May 1, 1999 - 23,282,221;
        January 30, 1999 - 24,327,109;
        May 2, 1998 - 26,476,602                        23,282          24,327          26,477
     Additional paid-in capital                        116,846         126,095         133,052
     Accumulated deficit                               (19,912)        (23,904)        (73,020)
     Accumulated other comprehensive income                -0-             -0-          (1,150)
     Treasury shares, at cost                          (17,857)        (17,857)        (17,857)
----------------------------------------------------------------------------------------------
Total shareholders' equity                             110,276         116,579          75,447
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 286,738       $ 307,198       $ 341,539
==============================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Earnings
                            Three Months Ended
                            In Thousands, except per share amounts


-------------------------------------------------------------------------------
                                                          MAY 1,         MAY 2,
                                                           1999           1998
-------------------------------------------------------------------------------
Net sales                                             $ 128,656      $ 133,808
Cost of sales                                            71,141         75,987
Selling and administrative expenses                      49,213         51,984
-------------------------------------------------------------------------------
Earnings from operations before
   other income and expenses                              8,302          5,837
-------------------------------------------------------------------------------
Other expenses (income):
   Interest expense                                       1,996          2,889
   Interest income                                         (661)          (805)
   Other expenses                                           156            246
-------------------------------------------------------------------------------
Total other (income) expenses, net                        1,491          2,330
-------------------------------------------------------------------------------
Pretax earnings                                           6,811          3,507
Income tax expense (benefit)                              2,744           (281)
-------------------------------------------------------------------------------
NET EARNINGS                                          $   4,067      $   3,788
===============================================================================

Basic earnings per common share                       $    0.17      $    0.14
Diluted earnings per common share                     $    0.16      $    0.13
===============================================================================

The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Three Months Ended
                            Consolidated Cash Flows
                            In Thousands


----------------------------------------------------------------------------------------------------------------------
                                                                                             MAY 1,              MAY 2,
                                                                                              1999                1998
----------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                             $   4,067           $   3,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                                 2,440               2,385
Deferred income taxes                                                                        2,340                 -0-
Provision for losses on accounts receivable                                                     72                 554
Other                                                                                          189                 263
Effect on cash of changes in working capital and other assets and liabilities:
     Accounts receivable                                                                       317                (765)
     Inventories                                                                             4,921              (6,549)
     Other current assets                                                                    1,227                 330
     Accounts payable and accrued liabilities                                              (13,594)            (11,024)
     Other assets and liabilities                                                              167              (2,842)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          2,146             (13,860)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                     (4,745)             (7,484)
   Proceeds from businesses divested and asset sales                                         9,964                 -0-
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                          5,219              (7,484)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                                                  -0-                (147)
   Stock repurchases                                                                       (12,739)                -0-
   Long-term borrowings                                                                        -0-             103,500
   Dividends paid                                                                              (75)                -0-
   Exercise of options and related income tax benefits                                       2,417               1,020
   Deferred note expense                                                                       -0-              (3,474)
   Other                                                                                       -0-              (1,129)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        (10,397)             99,770
----------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                               (3,032)             78,426
Cash and short-term investments at
   beginning of period                                                                      58,743              49,276
----------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                         $  55,711           $ 127,702
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                                              $   3,160           $   4,534
   Income taxes                                                                                 75                (177)

The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Shareholders' Equity
                            In Thousands



-------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL                                                   ACCUMULATED
                                             NON-REDEEMABLE            ADDITIONAL                                   OTHER
                                                  PREFERRED    COMMON     PAID-IN   TREASURY  ACCUMULATED   COMPREHENSIVE
                                                      STOCK     STOCK     CAPITAL      STOCK     (DEFICIT)         INCOME
-------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                           $  7,945  $ 26,264   $ 132,218  $ (17,857)    $ (75,456)     $  (1,150)
=========================================================================================================================
Net earnings                                            -0-       -0-         -0-        -0-        53,128            -0-
Dividends paid                                          -0-       -0-         -0-        -0-        (1,576)           -0-
Exercise of options                                     -0-       230         845        -0-           -0-            -0-
Issue shares - restricted stock options                 -0-        67         533        -0-           -0-            -0-
Issue shares - Employee Stock Purchase Plan             -0-       107         387        -0-           -0-            -0-
Tax effect of exercise of stock options                 -0-       -0-       1,887        -0-           -0-            -0-
Stock repurchases                                       -0-    (2,343)     (9,889)       -0-           -0-            -0-
Minimum pension liability adjustment                    -0-       -0-         -0-        -0-           -0-          1,150
Other                                                   (27)        2         114        -0-           -0-            -0-
Comprehensive Income
-------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 30, 1999                           $  7,918  $ 24,327   $ 126,095  $ (17,857)    $ (23,904)     $     -0-
=========================================================================================================================
Net earnings                                            -0-       -0-         -0-        -0-         4,067            -0-
Dividends paid                                          -0-       -0-         -0-        -0-           (75)           -0-
Exercise of options                                     -0-       246       1,915        -0-           -0-            -0-
Tax effect of exercise of stock options                 -0-       -0-         256        -0-           -0-            -0-
Stock repurchases                                       -0-    (1,300)    (11,439)       -0-           -0-            -0-
Other                                                    (1)        9          19        -0-           -0-            -0-
Comprehensive Income
-------------------------------------------------------------------------------------------------------------------------
BALANCE MAY 1, 1999                                $  7,917  $ 23,282   $ 116,846  $ (17,857)    $ (19,912)     $     -0-
=========================================================================================================================



----------------------------------------------------------------------------
                                                                       Total
                                                                      Share-
                                                    Comprehensive   holders'
                                                           Income     Equity
----------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                                           $  71,964
============================================================================
Net earnings                                               53,128     53,128
Dividends paid                                                -0-     (1,576)
Exercise of options                                           -0-      1,075
Issue shares - restricted stock options                       -0-        600
Issue shares - Employee Stock Purchase Plan                   -0-        494
Tax effect of exercise of stock options                       -0-      1,887
Stock repurchases                                             -0-    (12,232)
Minimum pension liability adjustment                        1,150      1,150
Other                                                         -0-         89
                                                        ---------
Comprehensive Income                                    $  54,278
----------------------------------------------------------------------------
BALANCE JANUARY 30, 1999                                           $ 116,579
============================================================================
Net earnings                                                4,067      4,067
Dividends paid                                                -0-        (75)
Exercise of options                                           -0-      2,161
Tax effect of exercise of stock options                       -0-        256
Stock repurchases                                             -0-    (12,739)
Other                                                         -0-         27
                                                        ---------
Comprehensive Income                                    $   4,067
----------------------------------------------------------------------------
BALANCE MAY 1, 1999                                                $ 110,276
============================================================================

The accompanying Notes are an integral part of these Financial Statements.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INTERIM STATEMENTS
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 29, 2000 ("Fiscal 2000") and of the fiscal year ended January 30, 1999 ("Fiscal 1999"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at May 1, 1999 of 622 Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Underground Station and Nautica retail footwear stores and leased departments. Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman leased departments. The Company transferred the remaining Jarman lease departments to either Dillards Inc. or Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of approximately $1.2 million and $11.4 million and operating earnings (loss) of $(0.3) million and $0.3 million for the first quarter of Fiscal 2000 and 1999, respectively.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 30, 1999 and May 1, 1999, are short-term investments of $53.5 million and $47.6 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian lira and Euro. At January 30, 1999 and May 1, 1999, the Company had approximately $21.2 million and $22.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs were $5.1 million and $4.3 million for the first quarter of Fiscal 2000 and 1999, respectively.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EARNINGS PER COMMON SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. (see Note 7).

COMPREHENSIVE INCOME
The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires the minimum pension liability adjustment to be included in other comprehensive income.

BUSINESS SEGMENTS
The Company implemented Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of Fiscal 1999. The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Note 9).

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings included in selling and administrative expenses for a workforce reduction of 66 positions, of which 50 positions were eliminated by May 1, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $10.8 million and the operating loss was $0.9 million for the first quarter ended May 2, 1998.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE
-----------------------------------------------------------------------------
                                                         MAY 1,    JANUARY 30,
IN THOUSANDS                                              1999           1999
-----------------------------------------------------------------------------
Trade accounts receivable                             $ 24,930       $ 23,106
Miscellaneous receivables                                1,970          5,430
-----------------------------------------------------------------------------
Total receivables                                       26,900         28,536
Allowance for bad debts                                 (1,018)        (1,075)
Other allowances                                        (1,550)        (1,203)
-----------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                               $ 24,332       $ 26,258
=============================================================================


The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 11% of the Company's trade receivables balance as of May 1, 1999 and no other customer accounted for more than 8% of the Company's trade receivables balance as of May 1, 1999.


NOTE 4
INVENTORIES
-----------------------------------------------------------------------------
                                                         MAY 1,    JANUARY 30,
IN THOUSANDS                                              1999           1999
-----------------------------------------------------------------------------
Raw materials                                         $  2,623       $  2,969
Work in process                                          2,166          2,077
Finished goods                                          24,067         33,949
Retail merchandise                                      75,757         78,218
-----------------------------------------------------------------------------
TOTAL INVENTORIES                                     $104,613       $117,213
=============================================================================

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
-----------------------------------------------------------------------------
                                                         MAY 1,    JANUARY 30,
IN THOUSANDS                                              1999           1999
-----------------------------------------------------------------------------
Plant and equipment:
   Land                                               $    263       $    263
   Buildings and building equipment                      2,726          2,729
   Machinery, furniture and fixtures                    41,717         39,587
   Construction in progress                              6,182          8,819
   Improvements to leased property                      56,906         56,790
Capital leases:
   Buildings                                               200            200
   Machinery, furniture and fixtures                     3,925          4,026
-----------------------------------------------------------------------------
Plant, equipment and capital leases, at cost           111,919        112,414
Accumulated depreciation and amortization:
   Plant and equipment                                 (48,307)       (49,993)
   Capital leases                                       (3,789)        (4,034)
-----------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES               $ 59,823       $ 58,387
=============================================================================

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------
PROVISION FOR DISCONTINUED OPERATIONS
------------------------------------------------------------------------------------------------------
                                                                   EMPLOYEE
                                                                    RELATED
IN THOUSANDS                                                          COSTS*      OTHER          TOTAL
------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                            $ 9,693       $ 374       $ 10,067
Charges and adjustments, net                                            -0-        (101)          (101)
------------------------------------------------------------------------------------------------------
Balance May 1, 1999                                                   9,693         273          9,966
Current portion                                                       2,018         273          2,291
------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                           $ 7,675       $ -0-       $  7,675
======================================================================================================
*Union pension withdrawal liability.

RESTRUCTURING RESERVES
------------------------------------------------------------------------------------------------------
                                                      EMPLOYEE     FACILITY
                                                       RELATED     SHUTDOWN
IN THOUSANDS                                             COSTS        COSTS       OTHER          TOTAL
------------------------------------------------------------------------------------------------------
Balance January 30, 1999                              $    268      $   955       $ 985       $  2,208
Charges and adjustments, net                               (18)         (59)       (106)          (183)
------------------------------------------------------------------------------------------------------
Balance May 1, 1999                                        250          896         879          2,025
Current portion (included in accounts
   payable and accrued liabilities)                        250          773         879          1,902
------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)          $    -0-      $   123       $ -0-       $    123
======================================================================================================

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 7
EARNINGS PER SHARE
---------------------------------------------------------------------------------------------------------------------------------
                                               FOR THE THREE MONTHS ENDED                       FOR THE THREE MONTHS ENDED
                                                        MAY 1, 1999                                      MAY 2, 1998
                                        -----------------------------------------        ----------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE           INCOME          SHARES      PER-SHARE
    PER SHARE AMOUNTS)                  (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------

Net Earnings                                $4,067                                           $3,788

Less: Preferred stock dividends                (75)                                             (75)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                       3,992           23,594         $.17              3,713           25,915         $.14
                                                                            ====                                             ====

EFFECT OF DILUTIVE SECURITIES
   Options                                                      962                                            1,490
   Contingent Options(1)                                        -0-                                              200
   Employees' Preferred Stock(2)                                 73                                               80
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $3,992           24,629         $.16             $3,713           27,685         $.13
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

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,816, 40,869 and 24,946, respectively.

The amount of the interest on the convertible subordinated notes (net of tax) for the period per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debt is not reflected in diluted earnings per share because it is antidilutive.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 4.8 million shares announced by the Company in August 1998 and January 1999. The Company has repurchased 3.6 million shares as of May 1, 1999.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling
The Michigan Department of Environmental Quality ("MDEQ") has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. In response to the testing data, the Company submitted and MDEQ approved a work plan, pursuant to which the Company performed a hydrogeological study and a series of studies regarding wastes on-site and groundwater. On the basis of these studies, the Company, with the approval of MDEQ, has installed horizontal wells to capture groundwater from a portion of the site, will treat the groundwater either after its use in the manufacturing process or through an air sparge system and will install monitoring wells. Associated operations and maintenance costs are expected to be in the range of $10,000 to $15,000 per year. Based on these estimates, the Company does not believe that soil and groundwater remediation at the site will have a material impact on its financial condition or results of operations. The proposed plan does not address lake sediments. Officials of MDEQ have been quoted in press reports as proposing a $3.5 million lake sediment cleanup with $2.5 million to be funded by responsible parties, which would presumably include but not be limited to the Company. Certain remedial alternatives could be more costly. The MDEQ has informally advised the Company that it intends to begin its own testing of lake sediments and may consider a remediation strategy which would involve dredging a portion of the lake. The Company is continuing to study the lake sediment issues, and at present is unable to predict whether and to what extent it may be required to participate in a remediation of sediments, or whether its participation, if any, will have a material effect on its financial condition or results of operations.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements



NOTE 9
BUSINESS SEGMENT INFORMATION

The Company has four reportable segments: Specialty Retail Footwear, comprised of Journeys, Jarman and General Shoe Warehouse; Branded Footwear, comprised of Johnston & Murphy retail and wholesale, Dockers Footwear and Nautica Footwear; Leather; and Western Boots, which was divested in Fiscal 1999. All the Company's segments, except Leather, sell footwear products at either retail or wholesale. The Leather segment is comprised of Volunteer Leather, a leather tanning and finishing company which sells primarily to military boot manufacturers and other customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on an organization methodology used by management in order to make operating decisions and assess performance along types of products sold. Specialty Retail Footwear primarily sells branded products from other companies while Branded Footwear primarily sells the Company's owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, restructuring gains and losses, interest expense, interest income, and other charges. Other charges include severance and litigation charges.


-------------------------------------------------------------------------------------------------------------------------
                                       SPECIALTY
THREE MONTHS ENDED                        RETAIL           BRANDED
MAY 2, 1999                             FOOTWEAR          FOOTWEAR         LEATHER        CORPORATE          CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales to external customers            $  61,253         $  63,550          $5,836       $      -0-             $ 130,639
Intercompany sales                           -0-            (1,436)           (547)             -0-                (1,983)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                 61,253            62,114           5,289              -0-               128,656
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                    3,521             6,825             200           (2,273)                8,273
Interest expense                             -0-               -0-             -0-            1,996                 1,996
Interest income                              -0-               -0-             -0-              661                   661
Other charges                                -0-               -0-             -0-             (127)                 (127)
-------------------------------------------------------------------------------------------------------------------------
Pretax earnings                            3,521             6,825             200           (3,735)                6,811
-------------------------------------------------------------------------------------------------------------------------

Total assets                              84,778            83,655           8,836          109,469               286,738
Depreciation                               1,229               718             115              378                 2,440
Capital expenditures                       2,847             1,120               9              769                 4,745

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements



NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                       SPECIALTY
THREE MONTHS ENDED                        RETAIL      BRANDED                   WESTERN
MAY 1, 1998                             FOOTWEAR     FOOTWEAR      LEATHER         BOOT        CORPORATE     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales to external customers            $  61,943    $  57,103     $  6,621    $  10,796       $      -0-        $ 136,463
Intercompany sales                           -0-       (1,858)        (797)         -0-              -0-           (2,655)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                 61,943       55,245        5,824       10,796              -0-          133,808
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                    3,805        5,576          262         (883)          (3,096)           5,664
Interest expense                             -0-          -0-          -0-          -0-            2,889            2,889
Interest income                              -0-          -0-          -0-          -0-              805              805
Other charges                                -0-          -0-          -0-          -0-              (73)             (73)
-------------------------------------------------------------------------------------------------------------------------
Pretax earnings                            3,805        5,576          262         (883)          (5,253)           3,507
-------------------------------------------------------------------------------------------------------------------------

Total assets                              95,171       72,363        9,971       13,515          150,519          341,539
Depreciation                               1,061          643          179          196              306            2,385
Capital expenditures                       5,408          775           28           18            1,255            7,484

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales in the Company's retail stores or sales by its Branded Footwear operations at wholesale, changes in business strategies or directions of the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the cost and availability of externally sourced products and the acceptance of planned new product offerings. Failure by the Company to successfully complete its plans for addressing the Year 2000 issue, discussed elsewhere in this report, or failures related to the issue by key suppliers of goods or services to the Company or by the customers of the Company could also result in a failure to meet expectations reflected in forward-looking statements. Other factors that could also lead to such a failure to meet expectations reflected in forward looking statements include international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 8 to the Consolidated Financial Statements, the solvency of the wholesale customers of the Company and the ability to deal with changes in markets for the Company's products. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS
Leased Department Transition
Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Lease division. Because of the acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman leased departments to Dillards Inc. or Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of approximately $1.2 million and $11.4 million and operating earnings (loss) of $(0.3) million and $0.3 million for the first quarter of Fiscal 2000 and 1999, respectively.

Share Repurchase Program
During the third quarter ended October 31, 1998, the Company authorized the purchase, from time to time, of up to 2.6 million shares of the Company's common stock. During the fourth quarter ended January 30, 1999, the Company authorized an additional 2.2 million shares to be repurchased. The purchases may be made on the open market or in privately negotiated transactions. As of May 1, 1999, the Company had repurchased 3.6 million shares at a cost of $25.0 million.

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings during the fourth quarter of Fiscal 1999 included in selling and administrative expenses for a workforce reduction of 66 positions, of which 50 positions were eliminated by May 1, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter of Fiscal 1999 the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss, net of tax, of $2.2 million, 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain convenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $10.8 million and the operating loss was $0.9 million for the first quarter ended May 2, 1998.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales in the first quarter ended May 1, 1999 decreased 3.9% to $128.7 million from $133.8 million in the first quarter ended May 2, 1998. Pro forma for the Boot Divestiture including the western boot retail stores as though it had occurred prior to the beginning of the earlier period, the Company's net sales increased 4.6% to $128.7 million in the first quarter ended May 1, 1999 from $123.0 million in the same period last year. Gross margin decreased 0.5% to $57.5 million in the first quarter this year from $57.8 million in the same period last year but increased as a percentage of net sales from 43.2% to 44.7%. Selling and administrative expenses in the first

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


quarter this year decreased 5.3% from the first quarter last year and decreased as a percentage of net sales from 38.8% to 38.3%.

Pretax earnings in the first quarter ended May 1, 1999 were $6.8 million compared to $3.5 million for the first quarter ended May 2, 1998.

Net earnings for the first quarter ended May 1, 1999 were $4.1 million ($.16 diluted earnings per share) compared to $3.8 million ($0.13 diluted earnings per share) for the first quarter ended May 2, 1998. The Company had an effective tax rate of 40.3% for the first quarter ended May 1, 1999. Net earnings for the first quarter last year included a tax credit of $281,000.

Specialty Retail Footwear

                                                    Three Months Ended
                                                   ---------------------
                                                    May 1,        May 2,         %
                                                     1999          1998       Change
                                                   -------       -------      ------
                                                  (dollars in thousands)

         Net sales ..........................      $61,253       $61,943        (1.1)%
         Operating income ...................      $ 3,521       $ 3,805        (7.5)%
         Operating margin ...................          5.7%          6.1%

Primarily due to the exiting of the Jarman lease business, net sales from Specialty Retail Footwear operations decreased 1.1% for the first quarter ended May 1, 1999 compared to the same period last year. Excluding sales attributable to the Jarman lease business from both periods, Specialty Retail Footwear net sales increased 19% for the first quarter of this year compared to the first quarter of last year, primarily due to a 3% increase in comparable store sales and a 23% increase in average ongoing Specialty Retail Footwear stores operated. Excluding the Jarman lease business, the average price per pair of shoes increased 3% and unit sales increased 20% for the first quarter of Fiscal 2000.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:

                                                                                                    Store Count
                                                                                                --------------------
                                                                                  Comparable    May 1,        May 2,
                                                                                Sales Changes    1999          1998
                                                                                -------------   ------        ------
         Journeys .........................................................            6%          270           212
         Jarman Retail ....................................................            0%          164(1)        161(2)
         Jarman Lease .....................................................           56%(3)       -0-           103
         General Shoe Warehouse ...........................................          -13%           16            14
                                                                                                   ---           ---
             Total Specialty Retail Footwear ..............................            3%          450           490
                                                                                                   ===           ===

------------------------
(1)  Includes seventeen Underground Station stores.
(2)  Includes three Underground Stations stores.
(3) This number is high from the liquidation of the inventory due to the close out of the Jarman lease business in the first quarter of Fiscal 2000.

Specialty Retail Footwear operating income for the first quarter ended May 1, 1999 was down 7.5% to $3.5 million compared to $3.8 million for the same period last year. The decline was due primarily to the exiting of the Jarman lease business. The Jarman lease business lost $0.3 million in the first quarter this year compared to earnings of $0.3 million for the same period last year.

Branded Footwear

                                                                                  Three Months Ended
                                                                                 ---------------------
                                                                                  May 1,        May 2,             %
                                                                                   1999          1998           Change
                                                                                 -------       -------          ------
                                                                                (dollars in thousands)
         Net sales ........................................................      $62,114       $55,245            12.4%
         Operating income .................................................      $ 6,825       $ 5,576            22.4%
         Operating margin .................................................         11.0%         10.1%

Branded Footwear net sales increased 12.4% to $62.1 million for the first quarter ended May 1, 1999 from $55.2 million for the first quarter ended May 2, 1998, reflecting primarily a 5% increase in comparable store sales for Johnston & Murphy Retail, a 21% increase in average Branded Footwear retail stores operated and a 10% increase in men's Branded Footwear wholesale sales. The store count for Branded Footwear retail operations at the end of the first quarter this year included 136 Johnston & Murphy stores and factory stores and 36 Nautica Retail leased departments compared to 129 Johnston & Murphy stores and factory stores and eight Nautica Retail leased departments at the end of the first quarter of last year. The average price per pair of shoes for Branded Footwear retail

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


increased 1% for the first quarter of this year and unit sales increased 12% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 12% for the first quarter of this year while the average price per pair of shoes decreased 3% for the same period.

Branded Footwear operating income for the first quarter ended May 1, 1999 increased 22.4% from $5.6 million in the first quarter of last year to $6.8 million in the first quarter of this year, primarily due to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales.

Leather

                                                                                  Three Months Ended
                                                                                 ---------------------
                                                                                  May 1,        May 2,             %
                                                                                   1999          1998           Change
                                                                                 -------       -------          ------
                                                                                (dollars in thousands)
         Net sales ........................................................      $ 5,289       $ 5,824            (9.2)%
         Operating income .................................................      $   200       $   262           (23.7)%
         Operating margin .................................................          3.8%          4.5%

Leather net sales decreased 9.2% to $5.3 million in the first quarter ended May 1, 1999 from $5.8 million in the first quarter ended May 2, 1998, primarily due to lower orders from military footwear suppliers, which were impacted by a decrease in demand for leather military footwear, which makes up the bulk of the Company's tanned leather business.

Leather operating income decreased from $0.3 million in the first quarter last year to $0.2 million in the first quarter this year, primarily due to lower sales and lower gross margin as a percentage of sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the first quarter ended May 1, 1999 were $2.3 million compared to $3.1 million for the first quarter ended May 2, 1998 (exclusive of other charges of $0.1 million, primarily litigation and severance charges, in the first quarter this year and other charges of $0.1 million, primarily litigation charges, in the first quarter last year), a decrease of 26.6%. The decrease in corporate expenses in the first quarter this year is attributable primarily to decreased professional expenses and decreased comp-ensation expense including bonus accruals.

Interest expense decreased 30.9% from $2.9 million in the first quarter ended May 2, 1998 to $2.0 million in the first quarter ended May 1, 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million borrowings to 5 1/2% on $103.5 million borrowings. Interest income decreased 17.9% from $0.8 million in the first quarter of last year to $0.7 million in the first quarter of this year, due to decreases in interest rates.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations


There were no borrowings under the Company's revolving credit facility during during the three months ended May 1, 1999 or May 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                        May 1,      May 2,
                                                                         1999        1998
                                                                      --------    --------
                                                                      (dollars in millions)
                                                                       -------------------
Cash and short-term investments ................................      $   55.7    $  127.7
Working capital ................................................      $  148.2    $  138.5
Long-term debt (includes current maturities) ...................      $  103.5    $  178.5
Current ratio ..................................................           3.5x        2.0x

-----------
On April 9, 1998, the Company issued $103.5 million in principal amount of 5 1/2% Convertible Subordinated Notes due 2005. On May 8, 1998, using a portion of the proceeds of the sale of the Convertible Subordinated Notes, the Company redeemed $75 million in principal amount of its 10 3/8% Senior Notes due 2003, at 102.96% of their face value.

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $2.1 million in the first three months of Fiscal 2000 compared to $13.9 million cash used in operating activities in the first three months of Fiscal 1999. The $16.0 million increase in cash flow from operating activities reflects primarily the decrease in inventories. Contributing to the inventory change was a slowdown in store openings from 70 stores in last years first quarter to 29 stores in this years first quarter and the selloff of Jarman lease inventory.

The $4.9 million decrease in inventories at May 1, 1999 from January 30, 1999 levels reflected in the statement of cash flows reflects the exiting of the Jarman lease business and planned seasonal decreases in men's branded wholesale inventory.

Accounts receivable at May 1, 1999 decreased $0.3 million compared to January 30, 1999 primarily due to the exiting of the Jarman lease business.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Cash used due to changes in accounts payable and accrued liabilities are as follows:

                                                         Three Months Ended
                                                      -----------------------
                                                        May 1,         May 2,
                                                         1999           1998
                                                      --------       --------
                                                           (in thousands)
         Accounts payable                             $ (6,831)      $ (3,499)
         Accrued liabilities                            (6,763)        (7,525)
                                                      --------       --------
                                                      $(13,594)      $(11,024)
                                                      ========       ========

The fluctuations in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities for the first quarter this year was due primarily to payments related to bonus plans and changes in timing of interest payments.

There were no revolving credit borrowings during the first three months ended May 1, 1999 and May 2, 1998, as cash generated from operations, the Boot Divestiture and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures
Total capital expenditures in Fiscal 2000 are expected to be approximately $23.9 million. These include expected retail expenditures of $17.7 million to open approximately 50 Journeys stores, 21 Johnston & Murphy stores and factory stores, seven Jarman Retail stores and five Nautica Retail leased departments and to complete 38 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $6.2 million, including approximately $3.0 million for new systems to improve customer service and support the Company's growth.

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

The Company plans to complete its Year 2000 project no later than October 31, 1999. As of the beginning of the first quarter of Fiscal 2000, the Company is using all modules of its new financial system. The Company has implemented a contingency plan that provides for remediation of the existing retail systems, adding an additional 0.5 million lines of code to be remediated. After adjusting for the additional lines of code to be remediated, the Company has completed the remediation, including final testing, of approximately 76% of its identified 2.5 million lines of code in its legacy systems. The Company's existing staffing plan would allow the completion of this contingency plan by the end of October 1999.

The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal Years 1998 through 2000, is estimated at $20.3 million and is being funded through operating cash flows and cash on hand. Of the total project cost, approximately $12.5 million is attributable to the purchase of new software and hardware which has been or will be capitalized. The remaining $8.0 million has been or will be expensed, including projected costs of $2.1 million for Fiscal 2000. Cumulative to date expenditures through May 1, 1999 are $5.8 million plus cumulative capital expenditures of $10.0 million.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including provisions of $150,000 in discontinued operations in Fiscal 1997, $250,000 reflected in Fiscal 1998 and $402,000 reflected in Fiscal 1999. The Company monitors these proceedings on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2000, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $4.2 million of costs associated with the prior restructurings that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the repurchase, from time to time, of up to 4.8 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased 3.6 million shares at a cost of $25.0 million as of May 1, 1999.

There were $7.2 million of letters of credit outstanding under the revolving credit agreement at May 1, 1999, leaving availability under the revolving credit agreement of $57.8 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At May 1, 1999, $45.3 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

CHANGES IN ACCOUNTING PRINCIPLES
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued an exposure draft in May of 1999 to delay the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On June 4, 1999, a truck driver employed by a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan, leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Company is currently unable to predict the effect, if any, of the incident on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K
None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
June 15, 1999