Form 10-Q
period 1999-07-31
GENESCO INC
filed 1999-09-14
CIK 18498

                                                                  [LOGO OMITTED]

 (Mark One)                     FORM 10-Q
   [X]       Quarterly Report Pursuant To
               Section 13 or 15(d) of the
          Securities Exchange Act of 1934
                        For Quarter Ended
                            July 31, 1999

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

                                    Indicate by check mark whether the
                                    registrant (1) has filed all reports
                                    required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports with the commission) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]













--------------------------------------------------------
Common Shares Outstanding September 3, 1999 - 21,769,379

INDEX

                                                                        PAGE
Part 1 - Financial Information                                           3

Consolidated Balance Sheet -July 31, 1999, January 30, 1999 and
   August 1, 1998                                                        3

Consolidated Earnings - Three Months Ended and Six Months Ended
   July 31, 1999 and August 1, 1998                                      4

Consolidated Cash Flows - Three Months Ended and Six Months Ended
   July 31, 1999 and August 1, 1998                                      5

Consolidated Shareholders' Equity - Year Ended
   January 30, 1999 and Six Months Ended July 31, 1999                   6

Notes to Consolidated Financial Statements                               7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                22

Part II - Other Information                                             35

Signature                                                               36

                            PART I - FINANCIAL INFORMATION

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Consolidated Balance Sheet
                            In Thousands

                                                     -----------------------------------------
                                                      JULY 31,       JANUARY 30,     AUGUST 1,
                                                        1999            1999            1998
                                                     -----------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                      $  49,079       $  58,743       $  53,249
Accounts receivable                                     22,132          26,258          27,112
Inventories                                            119,219         117,213         126,421
Deferred income taxes                                   14,541          19,327             -0-
Other current assets                                     5,868           6,719           5,393
                                                     ---------       ---------       ---------
Total current assets                                   210,839         228,260         212,175
                                                     ---------       ---------       ---------
Plant, equipment and capital leases, net                62,544          58,387          53,754
Deferred income taxes                                   10,370          10,370             -0-
Other noncurrent assets                                  8,826          10,181           9,874
                                                     ---------       ---------       ---------
TOTAL ASSETS                                         $ 292,579       $ 307,198       $ 275,803
                                                     =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities             $  73,778       $  70,606       $  68,970
Provision for discontinued operations                    2,264           1,876           2,969
                                                     ---------       ---------       ---------
Total current liabilities                               76,042          72,482          71,939
Long-term debt                                         103,500         103,500         103,500
Other long-term liabilities                              6,463           6,446          12,059
Provision for discontinued operations                    7,148           8,191           9,323
                                                     ---------       ---------       ---------
Total liabilities                                      193,153         190,619         196,821
                                                     ---------       ---------       ---------
Contingent liabilities (see Note 8)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                         7,890           7,918           7,951
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: July 31, 1999 - 22,257,743;
        January 30, 1999 - 24,327,109;
        August 1, 1998 - 26,545,414                     22,258          24,327          26,545
     Additional paid-in capital                        102,947         126,095         133,613
     Accumulated deficit                               (15,812)        (23,904)        (70,120)
     Accumulated other comprehensive income                -0-             -0-          (1,150)
     Treasury shares, at cost                          (17,857)        (17,857)        (17,857)
                                                     ---------       ---------       ---------
Total shareholders' equity                              99,426         116,579          78,982
                                                     ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 292,579       $ 307,198       $ 275,803
                                                     =========       =========       =========

The accompanying Notes are an integral part of these Financial Statements.

                                   GENESCO INC.
                                   AND CONSOLIDATED SUBSIDIARIES
                                   Consolidated Earnings
                                   In Thousands

                                                 ----------------------------------------------------------
                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 -------------------------       -------------------------
                                                 JULY 31,        AUGUST 1,        JULY 31,       AUGUST 1,
                                                   1999            1998            1999            1998
                                                 ----------------------------------------------------------
Net sales                                        $ 125,903       $ 132,049       $ 254,559       $ 265,857
Cost of sales                                       69,392          74,298         140,533         150,285
Selling and administrative expenses                 48,159          51,951          97,528         104,181
Restructuring income and other charges, net            -0-          (2,403)            -0-          (2,403)
                                                 ---------       ---------       ---------       ---------
Earnings from operations before interest             8,352           8,203          16,498          13,794
                                                 ---------       ---------       ---------       ---------
   Interest expense                                  2,041           2,180           4,037           5,069
   Interest income                                    (580)           (636)         (1,241)         (1,441)
                                                 ---------       ---------       ---------       ---------
Total interest expense, net                          1,461           1,544           2,796           3,628
                                                 ---------       ---------       ---------       ---------
Earnings before income taxes
   and extraordinary loss                            6,891           6,659          13,702          10,166
Income taxes (benefit)                               2,715              34           5,459            (247)
                                                 ---------       ---------       ---------       ---------
Earnings before extraordinary loss                   4,176           6,625           8,243          10,413
Extraordinary loss from
   early retirement of debt                            -0-          (3,651)            -0-          (3,651)
                                                 ---------       ---------       ---------       ---------
NET EARNINGS                                     $   4,176       $   2,974       $   8,243       $   6,762
                                                 =========       =========       =========       =========
Basic earnings per common share:
   Before extraordinary loss                     $     .18       $     .25       $     .35       $     .40
   Extraordinary loss                            $     .00       $    (.14)      $     .00       $    (.15)
   Net earnings                                  $     .18       $     .11       $     .35       $     .25

  Diluted earnings per common share:
   Before extraordinary loss                     $     .17       $     .24       $     .33       $     .37
   Extraordinary loss                            $     .00       $    (.13)      $     .00       $    (.13)
   Net Earnings                                  $     .17       $     .11       $     .33       $     .24
                                                 =========       =========       =========       =========

The accompanying Notes are an integral part of these Financial Statements.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Consolidated Cash Flows
                                     In Thousands


                                                                   -------------------------------------------------------
                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   ------------------------       ------------------------
                                                                   JULY 31,       AUGUST 1,       JULY 31,       AUGUST 1,
                                                                     1999            1998           1999            1998
                                                                   -------------------------------------------------------
OPERATIONS:
Net earnings                                                       $  4,176       $   2,974       $  8,243       $   6,762
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                   2,438           2,722          4,878           5,107
      Provision for deferred income taxes                             2,446             -0-          4,786             -0-
      Provision for losses on accounts receivable                        96            (407)           168             147
      Loss on retirement of debt                                        -0-           3,651            -0-           3,651
      Restructuring charge (credit)                                     -0-          (2,403)           -0-          (2,403)
      Other                                                             438             178            627             441
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                             2,105          (2,602)         2,422          (3,367)
      Inventories                                                   (14,607)        (14,943)        (9,686)        (21,492)
      Other current assets                                             (377)             83            850             413
      Accounts payable and accrued liabilities                       17,005           7,613          3,411          (3,411)
      Other assets and liabilities                                       80            (258)           247          (3,100)
                                                                   --------       ---------       --------       ---------
Net cash provided by (used in) operations                            13,800          (3,392)        15,946         (17,252)
                                                                   --------       ---------       --------       ---------
INVESTING ACTIVITIES:
   Capital expenditures                                              (5,471)         (6,519)       (10,216)        (14,003)
   Proceeds from businesses divested and asset sales                     91          13,926         10,055          13,926
                                                                   --------       ---------       --------       ---------
Net cash provided by (used in) investing activities                  (5,380)          7,407           (161)            (77)
                                                                   --------       ---------       --------       ---------
FINANCING ACTIVITIES:
   Payments of long-term debt                                           -0-         (77,220)           -0-         (77,220)
   Payments on capital leases                                            (1)            (70)            (1)           (217)
   Dividends paid                                                       (75)         (1,426)          (150)         (1,426)
   Long-term borrowings                                                 -0-             -0-            -0-         103,500
   Stock repurchase                                                 (15,525)            -0-        (28,264)            -0-
   Exercise of stock options and related income tax benefits            549             614          2,966           1,634
   Deferred note expense                                                -0-            (440)           -0-          (3,914)
   Other                                                                -0-              74            -0-          (1,055)
                                                                   --------       ---------       --------       ---------
Net cash provided by (used in) financing activities                 (15,052)        (78,468)       (25,449)         21,302
                                                                   --------       ---------       --------       ---------
NET CASH FLOW                                                        (6,632)        (74,453)        (9,664)          3,973
Cash and short-term investments at
   beginning of period                                               55,711         127,702         58,743          49,276
                                                                   --------       ---------       --------       ---------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                   $ 49,079       $  53,249       $ 49,079       $  53,249
                                                                   ========       =========       ========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                        $    438       $   2,528       $  3,598       $   7,062
   Income taxes                                                       1,577              76          1,652            (101)
                                                                   ========       =========       ========       =========

The accompanying Notes are an integral part of these Financial Statements.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Consolidated Shareholders' Equity
                                      In Thousands




                                                --------------------------------------------------------------------------------
                                                         Total                                                       Accumulated
                                                Non-Redeemable              Additional                                     Other
                                                     Preferred     Common      Paid-In      Treasury  Accumulated  Comprehensive
                                                         Stock      Stock      Capital         Stock     (Deficit)        Income
                                                --------------------------------------------------------------------------------
BALANCE JANUARY 31, 1998                             $   7,945   $ 26,264    $ 132,218    $ (17,857)   $  (75,456)      $ (1,150)
                                                     =========   ========    =========    =========    ==========       ========
Net earnings                                               -0-        -0-          -0-          -0-        53,128            -0-
Dividends paid                                             -0-        -0-          -0-          -0-        (1,576)           -0-
Exercise of options                                        -0-        230          845          -0-           -0-            -0-
Issue shares - restricted stock options                    -0-         67          533          -0-           -0-            -0-
Issue shares - Employee Stock Purchase Plan                -0-        107          387          -0-           -0-            -0-
Tax effect of exercise of stock options                    -0-        -0-        1,887          -0-           -0-            -0-
Stock repurchases                                          -0-     (2,343)      (9,889)         -0-           -0-            -0-
Minimum pension liability adjustment                       -0-        -0-          -0-          -0-           -0-          1,150
Other                                                      (27)         2          114          -0-           -0-            -0-
Comprehensive Income
                                                     ---------   --------    ---------    ---------    ----------       --------
BALANCE JANUARY 30, 1999                             $   7,918   $ 24,327    $ 126,095    $ (17,857)   $  (23,904)      $    -0-
                                                     =========   ========    =========    =========    ==========       ========

Net earnings                                               -0-        -0-          -0-          -0-         8,243            -0-
Dividends paid                                             -0-        -0-          -0-          -0-          (151)           -0-
Exercise of options                                        -0-        376        2,334          -0-           -0-            -0-
Tax effect of exercise of stock options                    -0-        -0-          256          -0-           -0-            -0-
Stock repurchases                                          -0-     (2,457)     (25,807)         -0-           -0-            -0-
Other                                                      (28)        12           69          -0-           -0-            -0-
Comprehensive Income
                                                     ---------   --------    ---------    ---------    ----------       --------
BALANCE JULY 31, 1999                                $   7,890   $ 22,258    $ 102,947    $ (17,857)   $  (15,812)      $    -0-
                                                     =========   ========    =========    =========    ==========       ========


                                               ------------------------
                                                                  Total
                                                                 Share-
                                               Comprehensive   holders'
                                                      Income     Equity
                                               ------------------------
BALANCE JANUARY 31, 1998                                      $  71,964
                                                    =======   =========
Net earnings                                         53,128      53,128
Dividends paid                                          -0-      (1,576)
Exercise of options                                     -0-       1,075
Issue shares - restricted stock options                 -0-         600
Issue shares - Employee Stock Purchase Plan             -0-         494
Tax effect of exercise of stock options                 -0-       1,887
Stock repurchases                                       -0-     (12,232)
Minimum pension liability adjustment                  1,150       1,150
Other                                                   -0-          89
                                                    -------
Comprehensive Income                                $54,278
                                                    -------   ---------
BALANCE JANUARY 30, 1999                                      $ 116,579
                                                    =======   =========
Net earnings                                          8,243       8,243
Dividends paid                                          -0-        (151)
Exercise of options                                     -0-       2,710
Tax effect of exercise of stock options                 -0-         256
Stock repurchases                                       -0-     (28,264)
Other                                                   -0-          53
                                                    -------
Comprehensive Income                                $ 8,243
                                                    -------   ---------
BALANCE JULY 31, 1999                                         $  99,426
                                                    =======   =========


The accompanying Notes are an integral part of these Financial Statements.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at July 31, 1999 of 635 Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman leased departments. The Company transferred the remaining Jarman lease departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of approximately $13.9 million for the second quarter of Fiscal 1999 and sales of $1.2 million and $25.3 million for the first six months of Fiscal 2000 and 1999, respectively. The Jarman leased departments' business contributed operating earnings of $0.2 million for the second quarter of Fiscal 1999 and operating income (loss) of $(0.3) million and $0.5 million for the first six months of Fiscal 2000 and 1999, respectively.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 30, 1999 and July 31, 1999, are short-term investments of $53.5 million and $43.2 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian lira and Euro. At January 30, 1999 and July 31, 1999, the Company had approximately $21.2 million and $30.0 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

POSTRETIREMENT BENEFITS
Substantially all full-time employees are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

REVENUE RECOGNITION
Retail sales are recorded net of actual returns, and exclude all taxes, while wholesale revenue is recorded net of estimated returns when the related goods have been shipped and legal title has passed to the customer.

PREOPENING COSTS
Costs associated with the opening of new stores are expensed as incurred.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs were $9.4 million and $10.0 million for the first six months of Fiscal 2000 and 1999, respectively.

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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS
-------------------------------------------------------------------------------

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which 58 positions were eliminated by July 31, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $5.8 million and the operating loss was $0.6 million for the second quarter ended August 1, 1998. Net sales of the Company's western boot business were $16.6 million and the operating loss was $1.5 million for the six months ended August 1, 1998.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE
-------------------------------------------------------------------------------

                               JULY 31,    JANUARY 30,
IN THOUSANDS                       1999           1999
                               --------    -----------
Trade accounts receivable      $ 23,280       $ 23,106
Miscellaneous receivables         1,701          5,430
                               --------       --------
Total receivables                24,981         28,536
Allowance for bad debts          (1,109)        (1,075)
Other allowances                 (1,740)        (1,203)
                               --------       --------
NET ACCOUNTS RECEIVABLE        $ 22,132       $ 26,258
                               ========       ========

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Two customers each accounted for 14% of the Company's trade receivables balance as of July 31, 1999 and no other customer accounted for more than 8% of the Company's trade receivables balance as of July 31, 1999.


NOTE 4
INVENTORIES
-------------------------------------------------------------------------------

                        JULY 31,       JANUARY 30,
IN THOUSANDS                1999              1999
                        --------      ------------
Raw materials           $  2,647      $      2,969
Work in process            2,061             2,077
Finished goods            27,326            33,949
Retail merchandise        87,185            78,218
                        --------      ------------
TOTAL INVENTORIES       $119,219      $    117,213
                        ========      ============

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET
-------------------------------------------------------------------------------

                                                   JULY 31,       JANUARY 30,
IN THOUSANDS                                         1999            1999
                                                  ---------       ----------
Plant and equipment:
  Land                                            $     263       $     263
  Buildings and building equipment                    2,726           2,729
  Machinery, furniture and fixtures                  42,534          39,587
  Construction in progress                            9,055           8,819
  Improvements to leased property                    56,909          56,790
Capital leases:
  Buildings                                             485             200
  Machinery, furniture and fixtures                   3,515           4,026
                                                  ---------       ---------
Plant, equipment and capital leases, at cost        115,487         112,414
Accumulated depreciation and amortization:
  Plant and equipment                               (49,122)        (49,993)
  Capital leases                                     (3,821)         (4,034)
                                                  ---------       ---------
NET PLANT, EQUIPMENT AND CAPITAL LEASES           $  62,544       $  58,387
                                                  =========       =========

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
-------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------

                                        EMPLOYEE
                                         RELATED
IN THOUSANDS                               COSTS*       OTHER          TOTAL
                                        ---------       -----       --------
Balance January 30, 1999                $   9,693       $ 374       $ 10,067
Charges and adjustments, net                 (496)       (159)          (655)
                                        ---------       -----       --------
Balance July 31, 1999                       9,197         215          9,412
Current portion                             2,049         215          2,264
                                        ---------       -----       --------
TOTAL NONCURRENT PROVISION FOR
 DISCONTINUED OPERATIONS                $   7,148       $ -0-       $  7,148
                                        =========       =====       ========
*Union pension withdrawal liability.

Restructuring Reserves
-------------------------------------------------------------------------------

                                                  EMPLOYEE    FACILITY
                                                   RELATED    SHUTDOWN
IN THOUSANDS                                         COSTS       COSTS    OTHER         TOTAL
                                                  --------    --------    -----       -------
Balance January 30, 1999                          $    268    $    955    $ 985       $ 2,208
Charges and adjustments, net                           (24)       (153)    (142)         (319)
                                                  --------    --------    -----       -------
Balance July 31, 1999                                  244         802      843         1,889
Current portion (included in accounts
   payable and accrued liabilities)                    244         683      843         1,770
                                                  --------    --------    -----       -------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)      $    -0-    $    119    $ -0-       $   119
                                                  ========    ========    =====       =======


                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 7
EARNINGS PER SHARE
-------------------------------------------------------------------------------

                                            FOR THE THREE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                   JULY 31, 1999                            AUGUST 1, 1998
                                      ---------------------------------------  -------------------------------------
(IN THOUSANDS, EXCEPT                    INCOME        SHARES       PER-SHARE    INCOME         SHARES     PER-SHARE
   PER SHARE AMOUNTS)                  (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)   AMOUNT
---------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss      $  4,176                                $  6,625

Less: Preferred stock dividends              (75)                                    (75)
                                        --------         ------       ------    --------        ------      ------

BASIC EPS
Income available to
   common shareholders                     4,101         22,428       $  .18       6,550        26,034      $  .25
                                                                      ======                                ======

EFFECT OF DILUTIVE SECURITIES
   Options                                                1,200                                  1,363
   Contingent Options(1)                                    -0-                                     67
   Employees' Preferred Stock(2)                             73                                     80
                                        --------         ------       ------    --------        ------      ------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                          $  4,101         23,701       $  .17    $  6,550        27,544      $  .24
                                        ========         ======       ======    ========        ======      ======

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 5.8 million shares announced by the Company in August 1998, January 1999 and August 1999. The Company has repurchased 4.8 million shares as of July 31, 1999.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements

NOTE 7
EARNINGS PER SHARE, CONTINUED
-------------------------------------------------------------------------------

                                             FOR THE SIX MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                    JULY 31, 1999                            AUGUST 1, 1998
                                      --------------------------------------    -----------------------------------------
(IN THOUSANDS, EXCEPT                   INCOME          SHARES     PER-SHARE      INCOME          SHARES       PER-SHARE
  PER SHARE AMOUNTS)                  (NUMERATOR)    (DENOMINATOR)   AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
-------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss      $  8,243                                  $ 10,413

Less: Preferred stock dividends             (150)                                     (150)
                                        --------         ------      -------      --------         ------      ----------

BASIC EPS
Income available to
   common shareholders                     8,093         23,011      $   .35        10,263         25,975      $      .40
                                                                     =======                                   ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                                1,081                                    1,426
   Contingent Options(1)                                    -0-                                       67
   Employees' Preferred Stock(2)                             73                                       80
                                        --------         ------      -------      --------         ------      ----------
DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                          $  8,093         24,165      $   .33      $ 10,263         27,548      $      .37
                                        ========         ======      =======      ========         ======      ==========


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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 5.8 million shares announced by the Company in August 1998, January 1999 and August 1999. The Company has repurchased 4.8 million shares as of July 31, 1999.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

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

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 8
LEGAL PROCEEDINGS, CONTINUED
-------------------------------------------------------------------------------

Whitehall Environmental Sampling
Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a final remedial action plan for the site to MDEQ. The plan proposes no action with respect to soils at the site, which are in compliance with applicable regulatory standards, or lake sediments, which the Company believes do not pose a threat to human health or the environment and do not violate any applicable regulatory standard. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The remedial action plan proposes continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. The remedial action plan is subject to MDEQ approval. If the plan is approved, the Company does not expect it to have a material impact on its financial condition or results of operations. However, there can be no assurance that the plan will be approved as submitted, and the Company is unable to predict whether any further remediation that may ultimately be required will have a material effect on its financial condition or results of operations.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon under various state environmental statutes and City ordinances, seeking to compel a more extensive cleanup of the site than the remediation plan proposes. The Company has filed an answer denying all the material allegations in the City's complaint, asserting affirmative defenses and including a counterclaim against the city for contribution.

Whitehall Accident
On June 4, 1999, a truck driver employed by a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan, leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Company is currently unable to predict the additional effect, if any, of the incident on its financial condition or results of operations.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Notes to Consolidated Financial Statements



NOTE 9
BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The Company has four reportable segments: Specialty Retail Footwear, comprised of Journeys, Jarman, Underground Station, Stone & Co. and General Shoe Warehouse; Branded Footwear, comprised of Johnston & Murphy retail and wholesale, Dockers Footwear and Nautica Footwear; Leather; and Western Boots, which was divested in Fiscal 1999. All the Company's segments, except Leather, sell footwear products at either retail or wholesale. The Leather segment is comprised of Volunteer Leather, a leather tanning and finishing company which sells primarily to military boot manufacturers and other customers.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, restructuring gains and losses, interest expense, interest income, and other charges. Other includes severance and litigation charges and a $2.4 million restructuring gain in Fiscal 1999.

-------------------------------------------------------------------------------------------------------------
                                    SPECIALTY
THREE MONTHS ENDED                     RETAIL        BRANDED
JULY 31, 1999                        FOOTWEAR        FOOTWEAR         LEATHER       CORPORATE    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Sales                                $  65,275      $  56,934       $   5,369       $     -0-       $ 127,578
Intercompany sales                         -0-         (1,205)           (470)            -0-          (1,675)
                                     ---------      ---------       ---------       ---------       ---------
Net sales to external customers         65,275         55,729           4,899             -0-         125,903
                                     ---------      ---------       ---------       ---------       ---------
Operating income (loss)                  5,742          5,606             325          (2,919)          8,754
Interest expense                           -0-            -0-             -0-           2,041           2,041
Interest income                            -0-            -0-             -0-             580             580
Other                                      -0-            -0-             -0-            (402)           (402)
                                     ---------      ---------       ---------       ---------       ---------
Pretax earnings (loss)                   5,742          5,606             325          (4,782)          6,891
                                     ---------      ---------       ---------       ---------       ---------

Total assets                           100,210         84,250           8,183          99,936         292,579
Depreciation                             1,190            730             114             404           2,438
Capital expenditures                     3,549          1,011              11             900           5,471


                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements



NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED
-------------------------------------------------------------------------------



                                    SPECIALTY
THREE MONTHS ENDED                     RETAIL       BRANDED                        WESTERN
AUGUST 1, 1998                       FOOTWEAR      FOOTWEAR       LEATHER             BOOT     CORPORATE    CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
Sales                                $ 69,230      $ 55,052       $ 4,110       $    5,764    $      -0-    $    134,156
Intercompany sales                        -0-        (1,312)         (795)             -0-           -0-          (2,107)
                                     --------      --------       -------       ----------    ----------    ------------
Net sales to external customers        69,230        53,740         3,315            5,764           -0-         132,049
                                     --------      --------       -------       ----------    ----------    ------------

Operating income (loss)                 3,247         6,908          (134)            (646)       (2,860)          6,515
Interest expense                          -0-           -0-           -0-              -0-         2,180           2,180
Interest income                           -0-           -0-           -0-              -0-           636             636
Other                                     -0-           -0-           -0-              -0-         1,688           1,688
                                     --------      --------       -------       ----------    ----------    ------------
Pretax earnings (loss)                  3,247         6,908          (134)            (646)       (2,716)          6,659
                                     --------      --------       -------       ----------    ----------    ------------

Total assets                          103,662        86,416         8,733              -0-        76,992         275,803
Depreciation                            1,242           705           138              140           497           2,722
Capital expenditures                    4,308           881           129              (18)        1,219           6,519


------------------------------------------------------------------------------------------------------------
                                    SPECIALTY
SIX MONTHS ENDED                       RETAIL        BRANDED
JULY 31, 1999                        FOOTWEAR       FOOTWEAR        LEATHER       CORPORATE     CONSOLIDATED
------------------------------------------------------------------------------------------------------------
Sales                                $126,528      $ 120,484       $ 11,205         $   -0-     $    258,217
Intercompany sales                        -0-         (2,641)        (1,017)            -0-           (3,658)
                                     --------      ---------       --------         -------     ------------
Net sales to external customers       126,528        117,843         10,188             -0-          254,559
                                     --------      ---------       --------         -------     ------------

Operating income (loss)                 9,263         12,431            525          (5,192)          17,027
Interest expense                          -0-            -0-            -0-           4,037            4,037
Interest income                           -0-            -0-            -0-           1,241            1,241
Other                                     -0-            -0-            -0-            (529)            (529)
                                     --------      ---------       --------         -------     ------------
Pretax earnings (loss)                  9,263         12,431            525          (8,517)          13,702
                                     --------      ---------       --------         -------     ------------

Total assets                          100,210         84,250          8,183          99,936          292,579
Depreciation                            2,419          1,448            229             782            4,878
Capital expenditures                    6,396          2,131             20           1,669           10,216

                                   GENESCO INC.
                                   AND CONSOLIDATED SUBSIDIARIES
                                   Notes to Consolidated Financial Statements



NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED
-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                                    SPECIALTY
SIX MONTHS ENDED                       RETAIL        BRANDED                         WESTERN
AUGUST 1, 1998                       FOOTWEAR       FOOTWEAR        LEATHER             BOOT      CORPORATE     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
Sales                                $131,173      $ 112,155       $ 10,731       $   16,560      $   -0-       $    270,619
Intercompany sales                        -0-         (3,170)        (1,592)             -0-          -0-             (4,762)
                                     --------      ---------       --------       ----------      -------       ------------
Net sales to external customers       131,173        108,985          9,139           16,560          -0-            265,857
                                     --------      ---------       --------       ----------      -------       ------------


Operating income (loss)                 7,052         12,484            128           (1,529)      (5,956)            12,179
Interest expense                          -0-            -0-            -0-              -0-        5,069              5,069
Interest income                           -0-            -0-            -0-              -0-        1,441              1,441
Other                                     -0-            -0-            -0-              -0-        1,615              1,615
                                     --------      ---------       --------       ----------      -------       ------------
Pretax earnings (loss)                  7,052         12,484            128           (1,529)      (7,969)            10,166
                                     --------      ---------       --------       ----------      -------       ------------

Total assets                          103,662         86,416          8,733              -0-       76,992            275,803
Depreciation                            2,303          1,348            317              336          803              5,107
Capital expenditures                    9,716          1,656            157              -0-        2,474             14,003


                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales in the Company's retail stores or sales by its Branded Footwear operations at wholesale, changes in business strategies or directions of the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the cost and availability of externally sourced products and the acceptance of planned new product offerings and new store concepts. Failure by the Company to successfully complete its plans for addressing the Year 2000 issue, discussed elsewhere in this report, or failures related to the issue by key suppliers of goods or services to the Company or by the customers of the Company could also result in a failure to meet expectations reflected in forward-looking statements. Other factors that could also lead to such a failure to meet expectations reflected in forward looking statements include international trade developments affecting foreign sourcing of products, the outcome of various litigation and environmental contingencies, including those discussed in Note 8 to the Consolidated Financial Statements, the solvency of the wholesale customers of the Company, the ability to deal with changes in markets for the Company's products and the impact of the Year 2000 issue on the economy as a whole. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS
Leased Department Transition
Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Lease division. Because of the acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of $13.9 million for the second quarter of Fiscal 1999 and sales of $1.2 million and $25.3 million for the first six months of Fiscal 2000 and 1999, respectively. The Jarman leased departments' business contributed operating earnings of $0.2 million for the second quarter of Fiscal 1999 and operating income (loss) of $(0.3) million and $0.5 million for the first six months of Fiscal 2000 and 1999, respectively.

Share Repurchase Program
During the third quarter ended October 31, 1998, the Company authorized the purchase, from time to time, of up to 2.6 million shares of the Company's common stock. During the fourth quarter ended January 30, 1999, the Company authorized an additional 2.2 million shares to be repurchased. As of July 31, 1999, the Company completed the repurchase of 4.8 million shares at a cost of $40.5 million. In August of 1999, the Company authorized the repurchase from time to time of an additional 1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which 58 positions were eliminated by July 31, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

5 1/2% Convertible Subordinated Notes
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. During the second quarter of Fiscal 1999 the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss of $3.7 million in the second quarter, 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain covenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $5.8 million and the operating loss was $0.6 million for the second quarter ended August 1, 1998. Net sales of the Company's western boot business were $16.6 million and the operating loss was $1.5 million for the six months ended August 1, 1998.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales in the second quarter ended July 31, 1999 decreased 4.7% to $125.9 million from $132.0 million in the second quarter ended August 1, 1998. Excluding sales attributable to the Jarman lease business and the Boot Divestiture from last year, the Company's net sales increased 12.0% to $125.9 million for the second quarter of this year compared to $112.4 million for the second quarter of last year. Gross margin decreased 2.1% to $56.5 million in the second quarter this year from $57.8 million in the same period last year but increased as a percentage of net sales from 43.7% to 44.9%. Selling and administrative expenses in the second quarter this year decreased 7.3% from the second quarter last year and decreased as a percentage of net sales from 39.3% to 38.3%.

Pretax earnings in the second quarter ended July 31, 1999 were $6.9 million compared to $6.7 million for the second quarter ended August 1, 1998. Pretax earnings for the second quarter ended August 1, 1998 included a restructuring gain of $2.4 million.

Net earnings for the second quarter ended July 31, 1999 were $4.2 million ($.17 diluted earnings per share) compared to $3.0 million ($0.11 diluted earnings per share) for the second quarter ended August 1, 1998. The Company had an effective tax rate of 39.4% for the second quarter ended July 31, 1999. Net earnings for the second quarter last year included taxes of $34,000 and an extraordinary loss for the early retirement of debt of $3.7 million.

Specialty Retail Footwear


                         Three Months Ended
                        --------------------
                        July 31,   August 1,          %
                            1999        1998        Change
                        --------   ---------        -------
                       (dollars in thousands)
Net sales ...........   $65,275     $69,230         (5.7)%
Operating income ....   $ 5,742     $ 3,247         76.8%
Operating margin ....       8.8%        4.7%

Primarily due to exiting the Jarman lease business, net sales from Specialty Retail Footwear operations decreased 5.7% for the second quarter ended July 31, 1999 compared to the same period last year. Excluding sales attributable to the Jarman lease business from both periods, Specialty Retail Footwear net sales increased 18.0% for the second quarter of this year compared to the second quarter of last year, primarily due to a 6% increase in comparable store sales and a 14% increase in average ongoing Specialty Retail Footwear stores operated. Excluding the Jarman lease business, the average price per pair of shoes increased 8% and unit sales increased 4% for the second quarter of Fiscal 2000.

The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:


                                                              Store Count
                                                         --------------------
                                           Comparable    July 31,   August 1,
                                         Sales Changes       1999       1998
                                         -------------   --------   --------
Journeys ..........................            7%             287        232
Jarman Retail .....................            6%             158(1)     166(2)
Jarman Lease ......................           --              -0-        103
General Shoe Warehouse ............           -9%              15         13
                                                          -------   --------
    Total Specialty Retail Footwear            6%             460        514
                                                          =======   ========

---------------------
(1) Includes seventeen Underground Station stores and one Stone & Co. store.
(2) Includes eleven Underground Station stores.

Specialty Retail Footwear operating income for the second quarter ended July 31, 1999 increased 76.8% to $5.7 million compared to $3.2 million for the same period last year. The increase was due primarily to increased sales, increased gross margin as percentage of sales and decreased expenses as a percentage of sales from the ongoing Specialty Retail Footwear businesses. The Jarman lease business had earnings of $0.2 million for the second quarter ended August 1, 1998.

Branded Footwear


                                             Three Months Ended
                                           -----------------------
                                           July 31,      August 1,         %
                                             1999          1998         Change
                                           --------      ---------      ------
                                           (dollars in thousands)
      Net sales ......................      $55,729       $53,740         3.7%
      Operating income................      $ 5,606       $ 6,908       (18.8)%
      Operating margin ...............         10.1%         12.9%

Branded Footwear net sales increased 3.7% to $55.7 million for the second quarter ended July 31, 1999 from $53.7 million for the second quarter ended August 1, 1998, reflecting primarily a 3% increase in comparable store sales for Johnston & Murphy Retail. The store count for Branded Footwear retail operations at the end of the second quarter this year included 138 Johnston & Murphy stores and factory stores and 37 Nautica Retail leased departments compared to 127 Johnston & Murphy stores and factory stores and 15 Nautica Retail leased departments at the end of the second quarter of last year. The average price per pair of shoes for Branded Footwear retail increased 1% for the second quarter of this year and unit sales increased 10% during the same period. Unit sales for the Branded Footwear wholesale businesses decreased 3% for the second

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

quarter of this year due primarily to decreased sales in the Company's Nautica Footwear business, and the average price per pair of shoes decreased 1% for the same period.

Branded Footwear operating income for the second quarter ended July 31, 1999 decreased 18.8% from $6.9 million in the second quarter of last year to $5.6 million in the second quarter of this year, primarily due to decreased gross margin as a percentage of sales and increased expenses as a percentage of sales. In the Company's Nautica Footwear business, sales were down for the quarter, primarily due to a significant decline in shipments to a single major customer since the end of the second quarter last year. As a result of the decreased sales, additional markdowns were taken, causing a decrease in gross margin.

Leather


                                   Three Months Ended
                                 ----------------------
                                 July 31,      August 1,      %
                                     1999           1998    Change
                                 --------      ---------    ------
                                  (dollars in thousands)
      Net sales ...............    $4,899       $ 3,315       47.8%
      Operating income (loss)..    $  325       $  (134)        NA
      operating margin ........       6.6%         (4.0)%

Leather net sales increased 47.8% to $4.9 million in the second quarter ended July 31, 1999 from $3.3 million in the second quarter ended August 1, 1998, primarily due to increased orders from military footwear suppliers, which makes up the bulk of the Company's tanned leather business.

Leather operating income increased from a loss of ($0.1) million in the second quarter last year to earnings of $0.3 million in the second quarter this year, primarily due to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the second quarter ended July 31, 1999 were flat with the same period last year (exclusive of other charges of $0.4 million, primarily environmental charges, in the second quarter this year and an other credit of $1.7 million, comprising primarily litigation and severance charges and a restructuring gain of $2.4 million, in the second quarter last year).

Interest expense decreased 6.4% from $2.2 million in the second quarter ended August 1, 1998 to $2.0 million in the second quarter ended July 31, 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million borrowings to 5 1/2% on $103.5 million borrowings. Interest income decreased 8.8% from $636,000 in the second quarter of last year to $580,000 in the second quarter of this year, due to decreases in interest rates. There were no borrowings under the Company's revolving credit facility during the three months ended July 31, 1999 or August 1, 1998.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales for the six months ended July 31, 1999 decreased 4.2% to $254.6 million from $265.9 million for the six months ended August 1, 1998. Excluding sales attributable to the Jarman lease business and the Boot Divestiture from both periods, the Company's net sales increased 13.1% to $253.4 million for the first six months this year compared to $224.0 million for the first six months last year. Gross margin decreased 1.3% to $114.0 million in the first six months this year from $115.6 million in the same period last year but increased as a percentage of net sales from 43.5% to 44.8%. Selling and administrative expenses in the first six months this year decreased 6.4% from the first six months last year and decreased as a percentage of net sales from 39.2% to 38.3%.

Pretax earnings for the six months ended July 31, 1999 were $13.7 million compared to $10.2 million for the six months ended August 1, 1998. Pretax earnings for the six months ended August 1, 1998 included a restructuring gain of $2.4 million.

Net earnings for the six months ended July 31, 1999 were $8.2 million ($.33 diluted earnings per share) compared to $6.8 million ($0.24 diluted earnings per share) for the six months ended August 1, 1998. The Company had an effective tax rate of 39.8% for the six months ended July 31, 1999. Net earnings for the first six months last year included a tax credit of $247,000 and an extraordinary loss for the early retirement of debt of $3.7 million.

Specialty Retail Footwear



                                        Six Months Ended
                                      ---------------------
                                      July 31,    August 1,           %
                                          1999         1998         Change
                                      --------   ----------         ------
                                     (dollars in thousands)

          Net sales ...............   $126,528     $131,173          (3.5)%
          Operating income ........   $  9,263     $  7,052          31.4%
          Operating margin ........        7.3%         5.4%

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------


Primarily due to exiting the Jarman lease business, net sales from Specialty Retail Footwear operations decreased 3.5% for the six months ended July 31, 1999 compared to the same period last year. Excluding sales attributable to the Jarman lease business from both periods, Specialty Retail Footwear net sales increased 18.4% for the first six months of this year compared to the first six months of last year, primarily due to a 5% increase in comparable store sales and an 18% increase in average ongoing Specialty Retail Footwear stores operated. Excluding the Jarman lease business, the average price per pair of shoes increased 7% and unit sales increased 10% for the first six months of Fiscal 2000.

The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:


                                                                      Store Count
                                                                  --------------------
                                                   Comparable     July 31,   August 1,
                                                  Sales Changes       1999        1998
                                                  -------------   --------   ---------
         Journeys ..............................        7%          287         232
         Jarman Retail .........................        3%          158(1)      166(2)
         Jarman Lease ..........................       56%(3)       -0-         103
         General Shoe Warehouse ................      -11%           15          13
                                                                    ---         ---
             Total Specialty Retail Footwear....        5%          460         514
                                                                    ===         ===

--------------------------
(1) Includes seventeen Underground Station stores and one Stone & Co. store.
(2) Includes eleven Underground Station stores.
(3) This number resulted from the liquidation of the inventory due to the close out of the Jarman lease business in the first quarter of Fiscal 2000.

Specialty Retail Footwear operating income for the six months ended July 31, 1999 increased 31.4% to $9.3 million compared to $7.1 million for the same period last year. The increase was due primarily to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales from the ongoing Specialty Retail Footwear businesses. The Jarman lease business lost $0.3 million in the first six months this year compared to earnings of $0.5 million for the same period last year.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------


Branded Footwear


                                           Six Months Ended
                                         -----------------------
                                         July 31,      August 1,          %
                                             1999           1998        Change
                                         --------      ---------        ------
                                          (dollars in thousands)
      Net sales ...................      $117,843       $108,985          8.1%
      Operating income.............      $ 12,431       $ 12,484         (0.4)%
      Operating margin ............          10.5%          11.5%

Branded Footwear net sales increased 8.1% to $117.8 million for the six months ended July 31, 1999 from $109.0 million for the six months ended August 1, 1998, reflecting primarily a 4% increase in comparable store sales for Johnston & Murphy Retail and a 4% increase in men's Branded Footwear wholesale sales. The store count for Branded Footwear retail operations at the end of the first six months this year included 138 Johnston & Murphy stores and factory stores and 37 Nautica Retail leased departments compared to 127 Johnston & Murphy stores and factory stores and 15 Nautica Retail leased departments at the end of the first six months of last year. The average price per pair of shoes for Branded Footwear retail increased 1% for the first six months of this year and unit sales increased 11% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 5% for the first six months of this year while the average price per pair of shoes decreased 2% for the same period.

Branded Footwear operating income for the six months ended July 31, 1999 decreased 0.4% from $12.5 million in the first six months of last year to $12.4 million in the first six months of this year, primarily due to decreased gross margin as a percentage of sales as a result of the decreased sales and increased markdowns in the Company's Nautica Footwear business.

Leather



                                             Six Months Ended
                                           ---------------------
                                           July 31,    August 1,         %
                                               1999         1998       Change
                                           --------    ---------       -------
                                           (dollars in thousands)
      Net sales.......................      $10,188       $9,139          11.5%
      Operating income ...............      $   525       $  128         310.2%
      Operating margin ...............          5.2%         1.4%

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Leather net sales increased 11.5% to $10.2 million for the six months ended July 31, 1999 from $9.1 million for the six months ended August 1, 1998, primarily due to increased orders from military footwear suppliers, which makes up the bulk of the Company's tanned leather business.

Leather operating income increased 310.2% from $0.1 million in the first six months last year to $0.5 million in the first six months this year, primarily due to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the first six months ended July 31, 1999 were $5.2 million compared to $6.0 million for the six months ended August 1, 1998 (exclusive of other charges of $0.5 million, primarily environmental charges, in the first six months this year and an other credit of $1.6 million, comprising primarily litigation and severance charges and a restructuring gain of $2.4 million, in the first six months last year), a decrease of 12.8%. The decrease in corporate expenses in the first six months this year is attributable primarily to decreased professional expenses.

Interest expense decreased 20.4% from $5.1 million for the six months ended August 1, 1998 to $4.0 million for the six months ended July 31, 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million of borrowings to 5 1/2% on $103.5 million of borrowings. Interest income decreased 13.9% from $1.4 million in the first six months of last year to $1.2 million in the first six months of this year, due to decreases in interest rates. There were no borrowings under the Company's revolving credit facility during the six months ended July 31, 1999 or August 1, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.



                                                 July 31,     August 1,
                                                     1999         1998
                                                 --------     ---------
                                                  (dollars in millions)
Cash and short-term investments ..............    $  49.1      $  53.2
Working capital ..............................    $ 134.8      $ 140.2
Long-term debt (includes current maturities) .    $ 103.5      $ 103.5
Current ratio ................................        2.8X         2.9X

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $15.9 million in the first six months of Fiscal 2000 compared to $17.3 million cash used in operating activities in the first six months of Fiscal 1999. The $33.2 million increase in cash flow from operating activities reflects primarily the increase in earnings, a smaller increase in inventory for the first six months this year compared to the first six months last year and an increase in payables due to changes in buying patterns and payment terms negotiated with individual vendors. Contributing to the inventory change was a slowdown in store openings from 107 +tores in last years first six months to 52 stores in this years first six months and the selloff of Jarman lease inventory.

The $9.7 million increase in inventories at July 31, 1999 from January 30, 1999 levels included in the statement of cash flows reflects planned increases in retail inventory to support the net increase of 39 stores in the first six months of Fiscal 2000.

Accounts receivable at July 31, 1999 decreased $2.4 million compared to January 30, 1999, primarily due to exiting the Jarman lease business.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:


                                                       Six Months Ended
                                                   -------------------------
                                                   July 31,        August 1,
                                                       1999             1998
                                                   --------        ---------
                                                        (in thousands)
          Accounts payable                         $  8,315         $  3,431
          Accrued liabilities                        (4,904)          (6,842)
                                                   --------         --------
                                                   $  3,411         $ (3,411)
                                                   ========         ========

The fluctuations in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities for the first six months this year was due primarily to payments of liabilities related to restructurings.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

There were no revolving credit borrowings during the first six months ended July 31, 1999 and August 1, 1998, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures
Total capital expenditures in Fiscal 2000 are expected to be approximately $26.1 million. These include expected retail expenditures of $19.0 million to open approximately 66 Journeys stores, 18 Johnston & Murphy stores and factory stores and six Jarman Retail stores and to complete 27 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $7.1 million, including approximately $3.2 million for new computer systems to improve customer service and support the Company's growth.

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

The Company plans to complete its Year 2000 remediation project no later than October 31, 1999. As of the beginning of the first quarter of Fiscal 2000, the Company is using all modules of its new financial system. The Company has implemented a contingency plan that provides for remediation of the existing retail systems, adding an additional 0.5 million lines of code to be remediated. After adjusting for the additional lines of code to be remediated, the Company has completed the remediation, including final testing, of approximately 91% of its identified 2.5 million lines of code in its legacy systems. The Company's existing staffing plan would allow the completion of this contingency plan by the end of October 1999.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Management's Discussion and Analysis
                             of Financial Condition and Results of Operations

-------------------------------------------------------------------------------


The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal Years 1998 through 2000, is estimated at $20.3 million and is being funded through operating cash flows and cash on hand. Of the total project cost, approximately $12.6 million is attributable to the purchase of new software and hardware which has been or will be capitalized. The remaining $7.7 million has been or will be expensed, including projected costs of $2.0 million for Fiscal 2000. Cumulative to date expenditures through July 31, 1999 are $6.3 million plus cumulative capital expenditures of $10.7 million.

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

Under the most reasonably likely worst case scenario, the Company believes problems could arise that would relate to possible failure in one or more geographic regions of third party systems over which the Company has no control, principally relating to power and telecommunications systems. These failures could effect the Company's own stores as well as its suppliers of footwear. The Company anticipates the disruptions will be short-term in nature and because the shipment of merchandise to the Company's stores is traditionally at a low point during that time of year, the impact should be minimal. However, despite the Company's efforts in remediation on contingency planning there can be no assurance that the Year 2000 issues will not have a material adverse impact on the Company's financial condition and operating results.

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

-------------------------------------------------------------------------------

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

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2000, although the Company may borrow from time to time to support seasonal working capital requirements. Approximately $4.0 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company completed the previously authorized repurchase of 4.8 million shares at a cost of $40.5 million as of July 31, 1999.

There were $12.3 million of letters of credit outstanding under the revolving credit agreement at July 31, 1999, leaving availability under the revolving credit agreement of $52.7 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At July 31, 1999, $32.0 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

Changes in Accounting Principles
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued SFAS No. 137 in July 1999 to delay the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133.

                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

On June 4, 1999, a truck driver employed by a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan, leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Company is currently unable to predict the additional effect, if any, of the incident on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 23, 1999, shares representing a total of 22,810,672 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected nine directors nominated by the board of directors by the following votes:


                                                                            Votes
                                              Votes "For"                "Withheld"
                                              -----------                ----------
    Leonard L. Berry                          20,106,679                  116,137
    David M. Chamberlain                      20,111,175                  107,145
    W. Lipscomb Davis, Jr.                    20,112,479                  104,537
    Joel C. Gordon                            20,111,350                  106,795
    Ben T. Harris                             20,114,163                  101,169
    Kathleen Mason                            20,112,579                  104,337
    William A. Williamson, Jr.                20,112,907                  103,681
    William S. Wire II                        20,108,736                  112,023
    Gary M. Witkin                            20,082,446                  164,603


(2) approved an amendment to the Company's 1996 Stock Incentive Plan by a vote of 20,621,896 for, 768,774 against, with 68,092 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(27) Financial Data Schedule (for SEC use only)

--------------

REPORTS ON FORM 8-K
None

SIGNATURE
-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
September 14, 1999