Form 10-Q
period 1999-10-30
GENESCO INC
filed 1999-12-14
CIK 18498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For quarter ended: October 30, 1999
                                   ----------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transaction period from          to
                                             ----------  ----------

                        COMMISSION FILE NUMBER - 1-3083

                                  GENESCO INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

  TENNESSEE                                               62-0211340
  ---------                                               ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

GENESCO PARK, 1415 MURFREESBORO ROAD, NASHVILLE, TENNESSEE        37217-2895
----------------------------------------------------------         ----------
        (Address of principal executive offices)                  (Zip Code)

                                 (615) 367-7000
                                 --------------
                 (Registrant's phone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports with the commission), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Common Shares Outstanding December 3, 1999 - 22,001,574.

INDEX


                                                                              PAGE
                                                                              ----
Part 1 - Financial Information                                                   3

Consolidated Balance Sheet - October 30, 1999, January 30, 1999 and
         October 31, 1998                                                        3

Consolidated Earnings - Three Months Ended and Nine Months Ended
         October 30, 1999 and October 31, 1998                                   4

Consolidated Cash Flows - Three Months Ended and Nine Months Ended
         October 30, 1999 and October 31, 1998                                   5

Consolidated Shareholders' Equity - Year Ended
         January 30, 1999 and Nine Months Ended October 30, 1999                 6

Notes to Consolidated Financial Statements                                       7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  21

Part II - Other Information                                                     34

Signature                                                                       35

                           PART I - FINANCIAL INFORMATION

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Balance Sheet
                           In Thousands



                                               OCTOBER 30,     JANUARY 30,      OCTOBER 31,
                                                      1999            1999            1998
                                               -----------     -----------      ----------
ASSETS
CURRENT ASSETS
Cash and short-term investments                  $  38,543       $  58,743       $  42,552
Accounts receivable                                 25,996          26,258          26,007
Inventories                                        129,787         117,213         127,924
Deferred income taxes                               10,775          19,327             -0-
Other current assets                                 5,984           6,719           6,121
                                                 ---------       ---------       ---------
Total current assets                               211,085         228,260         202,604
                                                 ---------       ---------       ---------
Plant, equipment and capital leases, net            64,850          58,387          56,361
Deferred income taxes                               10,370          10,370             -0-
Other noncurrent assets                             10,117          10,181           9,715
                                                 ---------       ---------       ---------
TOTAL ASSETS                                     $ 296,422       $ 307,198       $ 268,680
                                                 =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities         $  73,817       $  70,606       $  62,836
Provision for discontinued operations                2,083           1,876           2,997
                                                 ---------       ---------       ---------
Total current liabilities                           75,900          72,482          65,833
                                                 ---------       ---------       ---------
Long-term debt                                     103,500         103,500         103,500
Other long-term liabilities                          6,373           6,446          12,530
Provision for discontinued operations                6,615           8,191           8,822
                                                 ---------       ---------       ---------
Total liabilities                                  192,388         190,619         190,685
                                                 ---------       ---------       ---------
Contingent liabilities (see Note 8)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                     7,884           7,918           7,936
  Common shareholders' equity:
   Common stock, $1 par value:
     Authorized: 80,000,000 shares
     Issued: October 30, 1999 - 22,282,538;
     January 30, 1999 - 24,327,109;
     October 31, 1998 - 25,113,324                  22,282          24,327          25,113
   Additional paid-in capital                      101,407         126,095         127,876
   Accumulated deficit                              (9,682)        (23,904)        (63,923)
   Accumulated other comprehensive income              -0-             -0-          (1,150)
   Treasury shares, at cost                        (17,857)        (17,857)        (17,857)
                                                 ---------       ---------       ---------
Total shareholders' equity                         104,034         116,579          77,995
                                                 ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 296,422       $ 307,198       $ 268,680
                                                 =========       =========       =========


The accompanying Notes are an integral part of these Financial Statements.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Earnings
                           In Thousands


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  ---------------------------     --------------------------
                                                  OCTOBER 30,     OCTOBER 31,     OCTOBER 30,    OCTOBER 31,
                                                         1999            1998            1999           1998
                                                  -----------     -----------     -----------    -----------
Net sales                                            $145,968       $ 129,764       $ 400,527       $395,621
Cost of sales                                          80,621          71,687         221,154        222,281
Selling and administrative expenses                    53,418          50,145         150,946        154,017
Restructuring income and other charges, net               -0-             -0-             -0-         (2,403)
                                                     --------       ---------       ---------       --------
Earnings from operations before interest               11,929           7,932          28,427         21,726
                                                     --------       ---------       ---------       --------
         Interest expense                               2,058           2,094           6,095          7,163
         Interest income                                 (404)           (597)         (1,645)        (2,038)
                                                     --------       ---------       ---------       --------
Total interest expense, net                             1,654           1,497           4,450          5,125
                                                     --------       ---------       ---------       --------
Earnings before income taxes
         and extraordinary loss                        10,275           6,435          23,977         16,601
Income taxes (benefit)                                  4,071             162           9,530            (85)
                                                     --------       ---------       ---------       --------
Earnings before extraordinary loss                      6,204           6,273          14,447         16,686
Extraordinary loss from
         early retirement of debt                         -0-             -0-             -0-         (3,651)
                                                     --------       ---------       ---------       --------
NET EARNINGS                                         $  6,204       $   6,273       $  14,447       $ 13,035
                                                     ========       =========       =========       ========
Basic earnings per common share:
         Before extraordinary loss                   $    .28       $     .24       $     .63       $    .64
         Extraordinary loss                          $    .00       $     .00       $     .00       $   (.14)
         Net earnings                                $    .28       $     .24       $     .63       $    .50

Diluted earnings per common share:
         Before extraordinary loss                   $    .26       $     .23       $     .60       $    .61
         Extraordinary loss                          $    .00       $     .00       $     .00       $   (.14)
         Net earnings                                $    .26       $     .23       $     .60       $    .47
                                                     ========       =========       =========       ========

The accompanying Notes are an integral part of these Financial Statements.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Consolidated Cash Flows
                                    In Thousands


                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                --------------------------    ---------------------------
                                                                OCTOBER 30,    OCTOBER 31,    OCTOBER 30,     OCTOBER 31,
                                                                       1999           1998           1999            1998
                                                                -----------    -----------    -----------     -----------
OPERATIONS:
Net earnings                                                       $  6,204       $  6,273       $ 14,447       $  13,035
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                   2,626          2,421          7,504           7,528
      Provision for deferred income taxes                             3,766            -0-          8,552             -0-
      Provision for losses on accounts receivable                       377            (23)           545             124
      Loss on retirement of debt                                        -0-            -0-            -0-           3,651
      Restructuring charge (credit)                                     -0-            -0-            -0-          (2,403)
      Other                                                             163            126            790             567
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                            (4,241)         1,127         (1,819)         (2,240)
      Inventories                                                   (10,567)        (1,502)       (20,253)        (22,994)
      Other current assets                                             (116)          (728)           734            (315)
      Accounts payable and accrued liabilities                         (142)        (6,087)         3,269          (9,498)
      Other assets and liabilities                                   (1,904)           155         (1,657)         (2,945)
                                                                   --------       --------       --------       ---------
Net cash provided by (used in) operations                            (3,834)         1,762         12,112         (15,490)
                                                                   --------       --------       --------       ---------
INVESTING ACTIVITIES:
   Capital expenditures                                              (5,087)        (5,347)       (15,303)        (19,350)
   Proceeds from businesses divested and asset sales                     11            188         10,066          14,114
                                                                   --------       --------       --------       ---------
Net cash used in investing activities                                (5,076)        (5,159)        (5,237)         (5,236)
                                                                   --------       --------       --------       ---------
FINANCING ACTIVITIES:
   Payments of long-term debt                                           -0-            -0-            -0-         (77,220)
   Payments on capital leases                                            (1)           (20)            (2)           (237)
   Dividends paid                                                       (75)           (76)          (225)         (1,502)
   Long-term borrowings                                                 -0-            -0-            -0-         103,500
   Stock repurchase                                                  (2,497)        (7,699)       (30,761)         (7,699)
   Exercise of stock options and related income tax benefits            947            494          3,913           2,128
   Deferred note expense                                                -0-            -0-            -0-          (3,914)
   Other                                                                -0-              1            -0-          (1,054)
                                                                   --------       --------       --------       ---------
Net cash provided by (used) in financing activities                  (1,626)        (7,300)       (27,075)         14,002
                                                                   --------       --------       --------       ---------
NET CASH FLOW                                                       (10,536)       (10,697)       (20,200)         (6,724)
Cash and short-term investments at
   beginning of period                                               49,079         53,249         58,743          49,276
                                                                   --------       --------       --------       ---------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                   $ 38,543       $ 42,552       $ 38,543       $  42,552
                                                                   ========       ========       ========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (received) for:
   Interest                                                        $  3,417       $  3,427       $  7,015       $  10,489
   Income taxes                                                         195             87          1,847             (14)
                                                                   ========       ========       ========       =========


The accompanying Notes are an integral part of these Financial Statements.

                                         GENESCO INC.
                                         AND CONSOLIDATED SUBSIDIARIES
                                         Consolidated Shareholders' Equity
                                         In Thousands


                                                       TOTAL
                                              NON-REDEEMABLE                    ADDITIONAL
                                                   PREFERRED        COMMON         PAID-IN         TREASURY     ACCUMULATED
                                                       STOCK         STOCK         CAPITAL            STOCK       (DEFICIT)
                                              --------------     ---------      ----------       ----------     -----------
BALANCE JANUARY 31, 1998                            $  7,945     $  26,264       $ 132,218       $  (17,857)      $ (75,456)
                                                    ========     =========       =========       ==========       =========
Net earnings                                             -0-           -0-             -0-              -0-          53,128
Dividends paid                                           -0-           -0-             -0-              -0-          (1,576)
Exercise of options                                      -0-           230             845              -0-             -0-
Issue shares - restricted stock options                  -0-            67             533              -0-             -0-
Issue shares - Employee Stock Purchase Plan              -0-           107             387              -0-             -0-
Tax effect of exercise of stock options                  -0-           -0-           1,887              -0-             -0-
Stock repurchases                                        -0-        (2,343)         (9,889)             -0-             -0-
Minimum pension liability adjustment                     -0-           -0-             -0-              -0-             -0-
Other                                                    (27)            2             114              -0-             -0-

Comprehensive Income
                                                    --------      --------       ---------       ---------       ----------
BALANCE JANUARY 30, 1999                            $  7,918      $ 24,327       $ 126,095       $ (17,857)      $  (23,904)
                                                    ========     =========       =========       ==========       =========
Net earnings                                             -0-           -0-             -0-             -0-           14,447
Dividends paid                                           -0-           -0-             -0-             -0-             (225)
Exercise of options                                      -0-           475           2,526             -0-              -0-
Issue shares - Employee Stock Purchase Plan              -0-           122             417             -0-              -0-
Tax effect of exercise of stock options                  -0-           -0-             373             -0-              -0-
Stock repurchases                                        -0-        (2,654)        (28,107)            -0-              -0-
Other                                                    (34)           12             103             -0-              -0-

Comprehensive Income
                                                    --------      --------       ---------       ---------       ----------
Balance October 30, 1999                            $  7,884      $ 22,282       $ 101,407       $ (17,857)      $   (9,682)
                                                    ========     =========       =========       ==========      ==========


                                                        ACCUMULATED                          TOTAL
                                                              OTHER                         SHARE-
                                                      COMPREHENSIVE   COMPREHENSIVE       HOLDERS'
                                                             INCOME          INCOME         EQUITY
                                                      -------------   -------------      ---------
BALANCE JANUARY 31, 1998                                   $ (1,150)                     $  71,964
                                                           ========       =========      =========
Net earnings                                                    -0-          53,128         53,128
Dividends paid                                                  -0-             -0-         (1,576)
Exercise of options                                             -0-             -0-          1,075
Issue shares - restricted stock options                         -0-             -0-            600
Issue shares - Employee Stock Purchase Plan                     -0-             -0-            494
Tax effect of exercise of stock options                         -0-             -0-          1,887
Stock repurchases                                               -0-             -0-        (12,232)
Minimum pension liability adjustment                          1,150           1,150          1,150
Other                                                           -0-             -0-             89
                                                                          ---------
Comprehensive Income                                                      $  54,278
                                                            -------       ---------      ---------
BALANCE JANUARY 30, 1999                                    $   -0-                      $ 116,579
                                                            =======       =========      =========
Net earnings                                                    -0-          14,447         14,447
Dividends paid                                                  -0-             -0-           (225)
Exercise of options                                             -0-             -0-          3,001
Issue shares - Employee Stock Purchase Plan                     -0-             -0-            539
Tax effect of exercise of stock options                         -0-             -0-            373
Stock repurchases                                               -0-             -0-        (30,761)
Other                                                           -0-             -0-             81
                                                                          ---------
Comprehensive Income                                                      $  14,447
                                                            -------       ---------      ---------
Balance October 30, 1999                                    $   -0-                      $ 104,034
                                                            =======       =========      =========

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

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at October 30, 1999 of 665 Jarman, Journeys, Johnston & Murphy, General Shoe Warehouse, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman leased departments. The Company transferred the remaining Jarman leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of approximately $10.6 million for the third quarter of Fiscal 1999 and sales of $1.2 million and $35.9 million for the first nine months of Fiscal 2000 and 1999, respectively. The Jarman leased departments' business contributed operating earnings of $0.9 million for the third quarter of Fiscal 1999 and operating income (loss) of $(0.3) million and $1.5 million for the first nine months of Fiscal 2000 and 1999, respectively.

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 30, 1999 and October 30, 1999, are short-term investments of $53.5 million and $33.5 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian lira and Euro. At January 30, 1999 and October 30, 1999, the Company had approximately $21.2 million and $35.3 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. Gains and losses arising from these contracts offset gains and losses from the underlying hedged transactions. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs were $14.5 million and $15.0 million for the first nine months of Fiscal 2000 and 1999, respectively.

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

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS

Workforce Reduction
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which 59 positions were eliminated by October 30, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $16.6 million and the operating loss was $1.5 million for the nine months ended October 31, 1998.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 3
ACCOUNTS RECEIVABLE


                                                OCTOBER 30,       JANUARY 30,
IN THOUSANDS                                           1999              1999
                                                -----------       -----------
Trade accounts receivable                          $ 27,257          $ 23,106
Miscellaneous receivables                             1,834             5,430
                                                   --------          --------
Total receivables                                    29,091            28,536
Allowance for bad debts                                (982)           (1,075)
Other allowances                                     (2,113)           (1,203)
                                                   --------          --------
NET ACCOUNTS RECEIVABLE                            $ 25,996          $ 26,258
                                                   ========          ========

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 12% of the Company's trade receivables balance as of October 30, 1999 and no other customer accounted for more than 10% of the Company's trade receivables balance as of October 30, 1999.

NOTE 4
INVENTORIES


                                                OCTOBER 30,       JANUARY 30,
IN THOUSANDS                                           1999              1999
                                                -----------       -----------
Raw materials                                      $  2,772          $  2,969
Work in process                                       2,319             2,077
Finished goods                                       26,684            33,949
Retail merchandise                                   98,012            78,218
                                                   --------          --------
TOTAL INVENTORIES                                  $129,787          $117,213
                                                   ========          ========

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET


                                                 OCTOBER 30,       JANUARY 30,
IN THOUSANDS                                            1999              1999
                                                 -----------       -----------
Plant and equipment:
   Land                                            $     263         $     263
   Buildings and building equipment                    2,726             2,729
   Machinery, furniture and fixtures                  43,046            39,587
   Construction in progress                            8,405             8,819
   Improvements to leased property                    57,101            56,790
Capital leases:
   Buildings                                             392               200
   Machinery, furniture and fixtures                   2,916             4,026
                                                   ---------         ---------
Plant, equipment and capital leases, at cost         114,849           112,414
Accumulated depreciation and amortization:
   Plant and equipment                               (46,854)          (49,993)
   Capital leases                                     (3,145)           (4,034)
                                                   ---------         ---------
NET PLANT, EQUIPMENT AND CAPITAL LEASES            $  64,850         $  58,387
                                                   =========         =========

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS


                                                 EMPLOYEE
                                                  RELATED
IN THOUSANDS                                       COSTS*          OTHER          TOTAL
                                                 --------       --------       --------
Balance January 30, 1999                         $  9,693       $    374       $ 10,067
Charges and adjustments, net                         (995)          (374)        (1,369)
                                                 --------       --------       --------
Balance October 30, 1999                            8,698            -0-          8,698
Current portion                                     2,083            -0-          2,083
                                                 --------       --------       --------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                        $  6,615       $    -0-       $  6,615
                                                 ========       ========       ========

*Union pension withdrawal liability.

RESTRUCTURING RESERVES


                                                      EMPLOYEE         FACILITY
                                                       RELATED         SHUTDOWN
IN THOUSANDS                                             COSTS            COSTS            OTHER            TOTAL
                                                      --------         --------          -------          -------
Balance January 30, 1999                               $   268          $   955          $   985          $ 2,208
Charges and adjustments, net                               (70)            (266)            (204)            (540)
                                                       -------          -------          -------          -------
Balance October 30, 1999                                   198              689              781            1,668
Current portion (included in accounts
   payable and accrued liabilities)                        198              594              781            1,573
                                                       -------          -------          -------          -------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)           $   -0-          $    95          $   -0-          $    95
                                                       =======          =======          =======          =======

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 7
EARNINGS PER SHARE


                                                  FOR THE THREE MONTHS ENDED                      FOR THE THREE MONTHS ENDED
                                                       OCTOBER 30, 1999                                OCTOBER 31, 1998
                                           ------------------------------------------    ----------------------------------------
(IN THOUSANDS, EXCEPT                        INCOME         SHARES          PER-SHARE      INCOME          SHARES       PER-SHARE
     PER SHARE AMOUNTS)                    (NUMERATOR)   (DENOMINATOR)        AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                            ---------     -----------       ---------     ---------      -----------    ---------

Earnings before extraordinary loss          $  6,204                                       $  6,273

Less: Preferred stock dividends                  (75)                                           (75)
                                            --------        --------         --------      --------        --------     --------

BASIC EPS
Income available to
   common shareholders                         6,129          21,786         $    .28         6,198          25,600     $    .24
                                                                             ========                                   ========

Plus:  Interest on 5 1/2% convertible
   subordinated notes (net of tax)               962                                            -0-

EFFECT OF DILUTIVE SECURITIES
   Options                                                       695                                            662
   5 1/2% convertible subordinated notes                       4,918                                            -0-
   Contingent Options(1)                                         -0-                                             67
   Employees' Preferred Stock(2)                                  72                                             74
                                            --------        --------         --------      --------        --------     --------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $  7,091          27,471         $    .26      $  6,198          26,403     $    .23
                                            ========        ========         ========      ========        ========     ========

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 5.8 million shares announced by the Company in August 1998, January 1999 and August 1999. The Company has repurchased 5.0 million shares as of October 30, 1999.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 7
EARNINGS PER SHARE, CONTINUED


                                                      FOR THE NINE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                           OCTOBER 30, 1999                            OCTOBER 31, 1998
                                                 ---------------------------------------    --------------------------------------
(IN THOUSANDS, EXCEPT                             INCOME         SHARES        PER-SHARE     INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                         (NUMERATOR)   (DENOMINATOR)      AMOUNT    (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                 ---------     -----------     ---------    ---------      -----------   ---------
Earnings before extraordinary loss                $ 14,447                                  $ 16,686

Less: Preferred stock dividends                       (225)                                     (225)
                                                  --------       --------       --------    --------        --------      --------
BASIC EPS
Income available to
         common shareholders                        14,222         22,603       $    .63      16,461          25,850      $    .64
                                                                                ========                                  ========

Plus: Interest on 5 1/2% convertible
         subordinated notes (net of tax)             2,887                                       -0-

EFFECT OF DILUTIVE SECURITIES
         Options                                                      692                                      1,176
         5 1/2% convertible subordinated notes                      4,918                                        -0-
         Contingent Options(1)                                        -0-                                         67
         Employees' Preferred Stock(2)                                 73                                         74
                                                  --------       --------       --------    --------        --------      --------

DILUTED EPS
Income available to common
         shareholders plus assumed
         conversions                              $ 17,109         28,286       $    .60    $ 16,461          27,167      $    .61
                                                  ========       ========       ========    ========        ========      ========


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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 5.8 million shares announced by the Company in August 1998, January 1999 and August 1999. The Company has repurchased 5.0 million shares as of October 30, 1999.

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

Whitehall Accident
On June 4, 1999, a truck driver employed by a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan, leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Michigan agency has issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company is assessing the citations and intends to contest some or all of them. The Company is currently unable to predict the additional effect, if any, of the incident on its financial condition or results of operations.

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


                                         SPECIALTY
THREE MONTHS ENDED                          RETAIL           BRANDED
OCTOBER 30, 1999                          FOOTWEAR          FOOTWEAR            LEATHER         CORPORATE       CONSOLIDATED
                                         ---------         ---------          ---------         ---------       ------------
Sales                                    $  78,915         $  62,255          $   6,439         $     -0-          $ 147,609
Intercompany sales                             -0-            (1,273)              (368)              -0-             (1,641)
                                         ---------         ---------          ---------         ---------          ---------
Net sales to external customers             78,915            60,982              6,071               -0-            145,968
                                         ---------         ---------          ---------         ---------          ---------

Operating income (loss)                      8,994             5,320                568            (2,953)            11,929
Interest expense                               -0-               -0-                -0-             2,058              2,058
Interest income                                -0-               -0-                -0-               404                404
Other                                          -0-               -0-                -0-               -0-                -0-
                                         ---------         ---------          ---------         ---------          ---------
Pretax earnings (loss)                       8,994             5,320                568            (4,607)            10,275
                                         ---------         ---------          ---------         ---------          ---------

Total assets                               109,918            90,328              9,244            86,932           296,422
Depreciation                                 1,245               772                114               495             2,626
Capital expenditures                         3,791               808                 17               471             5,087

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED


                                         SPECIALTY
THREE MONTHS ENDED                          RETAIL           BRANDED                          WESTERN
OCTOBER 31, 1998                          FOOTWEAR          FOOTWEAR            LEATHER          BOOT      CORPORATE  CONSOLIDATED
                                         ---------         ---------          ---------     ---------      ---------  ------------
Sales                                    $  72,955         $  53,984          $   5,137     $     -0-      $     -0-     $ 132,076
Intercompany sales                             -0-            (1,864)              (448)          -0-            -0-        (2,312)
                                         ---------         ---------          ---------     ---------      ---------     ---------
Net sales to external customers             72,955            52,120              4,689           -0-            -0-       129,764
                                         ---------         ---------          ---------     ---------      ---------     ---------

Operating income (loss)                      5,302             4,946                182            57         (2,541)        7,946
Interest expense                               -0-               -0-                -0-           -0-          2,094         2,094
Interest income                                -0-               -0-                -0-           -0-            597           597
Other                                          -0-               -0-                -0-           -0-            (14)          (14)
                                         ---------         ---------          ---------     ---------      ---------     ---------
Pretax earnings (loss)                       5,302             4,946                182            57         (4,052)        6,435
                                         ---------         ---------          ---------     ---------      ---------     ---------

Total assets                               109,019            83,415              9,117           -0-         67,129        268,680
Depreciation                                 1,270               657                121           -0-            373          2,421
Capital expenditures                         2,779               990                -0-           -0-          1,578          5,347



                                         SPECIALTY
NINE MONTHS ENDED                           RETAIL           BRANDED
OCTOBER 30, 1999                          FOOTWEAR          FOOTWEAR            LEATHER      CORPORATE       CONSOLIDATED
                                         ---------         ---------          ---------      ---------       ------------
Sales                                    $205,443          $ 182,740           $ 17,644        $   -0-           $405,827
Intercompany sales                            -0-             (3,915)           (1,385)            -0-             (5,300)
                                         --------          ---------           --------        -------           --------
Net sales to external customers           205,443            178,825             16,259            -0-            400,527
                                         --------          ---------           --------        -------           --------

Operating income (loss)                    18,257             17,751              1,093         (8,145)            28,956
Interest expense                              -0-                -0-                -0-          6,095              6,095
Interest income                               -0-                -0-                -0-          1,645              1,645
Other                                         -0-                -0-                -0-           (529)              (529)
                                         --------          ---------           --------        -------           --------
Pretax earnings (loss)                     18,257             17,751              1,093        (13,124)            23,977
                                         --------          ---------           --------        -------           --------

Total assets                              109,918             90,328              9,244         86,932            296,422
Depreciation                                3,664              2,220                343          1,277              7,504
Capital expenditures                       10,187              2,939                 37          2,140             15,303

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED


                                         SPECIALTY
NINE MONTHS ENDED                           RETAIL       BRANDED                        WESTERN
OCTOBER 31, 1998                          FOOTWEAR      FOOTWEAR         LEATHER           BOOT     CORPORATE    CONSOLIDATED
                                         ---------     ---------       ---------      ---------     ---------    ------------
Sales                                    $ 204,128     $ 166,139       $  15,868      $  16,560         $ -0-       $ 402,695
Intercompany sales                             -0-        (5,034)         (2,040)           -0-           -0-          (7,074)
                                         ---------     ---------       ---------      ---------     ---------       ---------
Net sales to external customers            204,128       161,105          13,828         16,560           -0-         395,621
                                         ---------     ---------       ---------      ---------     ---------       ---------

Operating income (loss)                     12,354        17,430             310         (1,472)       (8,497)         20,125
Interest expense                               -0-           -0-             -0-            -0-         7,163           7,163
Interest income                                -0-           -0-             -0-            -0-         2,038           2,038
Other                                          -0-           -0-             -0-            -0-         1,601           1,601
                                         ---------     ---------       ---------      ---------     ---------       ---------
Pretax earnings (loss)                      12,354        17,430             310         (1,472)      (12,021)         16,601
                                         ---------     ---------       ---------      ---------     ---------       ---------

Total assets                               109,019        83,415           9,117            -0-        67,129         268,680
Depreciation                                 3,573         2,005             438            336         1,176           7,528
Capital expenditures                        12,495         2,646             157            -0-         4,052          19,350

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes or other changes in the Company's markets that affect sales in it's retail stores or sales by its Branded Footwear operations at wholesale, changes in business strategies or directions of the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and otherwise to execute its business strategies and the cost and availability of externally sourced products. While the Company believes that it has successfully remediated its own systems to enable them to deal with issues related to the Year 2000 date change, and while it has made extensive efforts to gain assurance of Year 2000 readiness from third parties that it considers key to business, Year 2000 issues could also cause actual results to be different from expectations. Other factors that could also lead to such a failure to meet expectations reflected in forward looking statements include international trade developments affecting foreign sourcing of products and the outcome of various litigation and environmental contingencies, including those discussed in Note 8 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS
Leased Department Transition
Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Lease division. Because of the 1998 acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman leased departments' business contributed sales of $10.6 million for the third quarter of Fiscal 1999 and sales of $1.2 million and $35.9 million for the first nine months of Fiscal 2000 and 1999, respectively. The Jarman leased departments' business contributed operating earnings of $0.9 million for the third quarter of Fiscal 1999. It had an operating loss of $0.3 million in the first nine months of Fiscal 2000, compared to operating income of $1.5 million for the first nine months of Fiscal 1999.

SHARE REPURCHASE PROGRAM
During the third quarter ended October 31, 1998, the Company's board of directors authorized the purchase, from time to time, of up to 2.6 million shares of the Company's common stock. During the fourth quarter ended January 30, 1999, the board authorized an additional 2.2 million shares to be repurchased. In August of 1999, the board authorized the repurchase from time to time of an additional 1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. As of October 30, 1999, the Company had repurchased 5.0 million shares at a cost of $43.0 million.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


WORKFORCE REDUCTION
In connection with the divestiture of the western boot business and the substantial completion of the exiting of the Jarman leased department business, the Company reviewed the structure and level of staffing in all of its operations during the third and fourth quarter of Fiscal 1999. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which 59 positions were eliminated by October 30, 1999. Twenty-six of the positions eliminated related to the Jarman Lease division, with the remainder being primarily employed at corporate headquarters.

FISCAL 1998 RESTRUCTURING
As a result of the continued weakness in the western boot market, the Company approved a plan (the "Boot Divestiture") in the fourth quarter of Fiscal 1998 to exit the western boot business. In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the sale of its western boot business to Texas Boot, Inc. on July 14, 1998. Net sales of the Company's western boot business were $16.6 million and the operating loss was $1.5 million for the nine months ended October 31, 1998.

The Company's actions relating to the Boot Divestiture resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales in the third quarter ended October 30, 1999 increased 12.5% to $146.0 million from $129.8 million in the third quarter ended October 31, 1998. Excluding sales attributable to the Jarman lease business from last year, the Company's net sales increased 22.5% to $146.0 million for the third quarter of this year compared to $119.1 million for the third quarter of last year. Gross margin increased 12.5% to $65.3 million in the third quarter this year from $58.1 million in the same period last year but remained flat as a percentage of net sales at 44.8%. Selling and administrative expenses in the third quarter this year increased 6.5% from the third quarter last year but decreased as a percentage of net sales from 38.6% to 36.6%.

Pretax earnings in the third quarter ended October 30, 1999 were $10.3 million compared to $6.4 million for the third quarter ended October 31, 1998.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


Net earnings for the third quarter ended October 30, 1999 were $6.2 million ($0.26 diluted earnings per share) compared to $6.3 million ($0.23 diluted earnings per share) for the third quarter ended October 31, 1998. The Company recorded an effective federal income tax rate of 39.6% for the third quarter ended October 30, 1999. Net earnings for the third quarter last year included federal income taxes of $162,000.

Specialty Retail Footwear



                                                    Three Months Ended
                                              -----------------------------
                                              October 30,       October 31,              %
                                                     1999              1998           Change
                                              -----------       -----------           ------
                                                 (dollars in thousands)

         NET SALES ....................           $78,915           $72,955              8.2%
         OPERATING INCOME .............           $ 8,994           $ 5,302             69.6%
         Operating margin .............              11.4%              7.3%

A 15% increase in comparable store sales and a 12% increase in average ongoing Specialty Retail Footwear stores operated were offset by the lost sales of the Jarman lease business, producing an 8.2% increase in net sales from Specialty Retail Footwear operations for the third quarter ended October 30, 1999 compared to the same period last year. Excluding sales attributable to the Jarman lease business from last year's third quarter, Specialty Retail Footwear net sales increased 26.6% for the third quarter of this year compared to the third quarter of last year. Excluding the Jarman lease business, the average price per pair of shoes increased 4% and unit sales increased 21% for the third quarter of Fiscal 2000.

The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:


                                                                                Store Count
                                                                        -----------------------------
                                                         Comparable     October 30,       October 31,
                                                       Sales Changes           1999              1998
                                                       -------------    -----------       -----------
         Journeys ..............................            19%                 307               254
         Jarman Retail .........................            11%                 159(1)            168(2)
         Jarman Lease ..........................            --                  -0-                86
         General Shoe Warehouse ................           -11%                  15                16
                                                                                ---               ---
             Total Specialty Retail Footwear ...            15%                 481               524
                                                                                ===               ===

--------------
(1) Includes seventeen Underground Station stores and five Stone & Co. stores.

(2) Includes sixteen Underground Station stores.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


Specialty Retail Footwear operating income for the third quarter ended October 30, 1999 increased 69.6% to $9.0 million compared to $5.3 million for the same period last year. The increase was due primarily to the increased sales, increased gross margin as percentage of sales and decreased expenses as a percentage of sales from the ongoing Specialty Retail Footwear businesses.

Branded Footwear


                                                        Three Months Ended
                                                   ----------------------------
                                                   October 30,       October 31,              %
                                                          1999              1998            Change
                                                   -----------       -----------            ------
                                                              (dollars in thousands)

         Net Sales ....................                $60,982           $52,120              17.0%
         Operating income .............                $ 5,320           $ 4,946               7.6%
         Operating margin .............                    8.7%              9.5%

Branded Footwear net sales increased 17.0% to $61.0 million for the third quarter ended October 30, 1999 from $52.1 million for the third quarter ended October 31, 1998. The increase included a 3% increase in comparable store sales for Johnston & Murphy Retail. The segment's increased net sales also reflected an 18% increase in Branded Footwear wholesale sales. The store count for Branded Footwear retail operations at the end of the third quarter this year included 143 Johnston & Murphy stores and factory stores and 41 Nautica Retail leased departments compared to 132 Johnston & Murphy stores and factory stores and 22 Nautica Retail leased departments at the end of the third quarter of last year. The average price per pair of shoes for Branded Footwear retail increased 2% for the third quarter of this year and unit sales increased 10% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 20% for the third quarter of this year but the average wholesale price per pair of shoes decreased 4% for the same period reflecting increased promotional activities and mix changes.

Branded Footwear operating income for the third quarter ended October 30, 1999 increased 7.6% from $4.9 million in the third quarter of last year to $5.3 million in the third quarter of this year, primarily due to increased sales and decreased expenses as a percentage of sales.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


Leather


                                                       Three Months Ended
                                                  ----------------------------
                                                  October 30,      October 31,              %
                                                         1999             1998            Change
                                                  -----------      -----------            ------
                                                                 (dollars in thousands)

         Net Sales ..........................          $6,071           $4,689              29.5%
         Operating income ...................          $  568           $  182             212.1%
         Operating Margin ...................             9.4%             3.9%


Leather net sales increased 29.5% to $6.1 million in the third quarter ended October 30, 1999 from $4.7 million in the third quarter ended October 31, 1998, primarily due to increased orders from military footwear suppliers, which makes up the bulk of the Company's tanned leather business.

Leather operating income increased 212.1% from $0.2 million in the third quarter last year to $0.6 million in the third quarter this year, primarily due to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales. The Company expects a reversal of the operating income trend from the last four quarters as margin pressures from increased raw material prices and competitive pressures on pricing result in projected lower operating income in the fourth quarter.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended October 30, 1999 increased 16.2% to $3.0 million compared to $2.5 million for the third quarter ended October 31, 1998. The increase in corporate expenses for the third quarter is attributable primarily to increased bonus accruals.

Interest expense decreased 1.7% for the third quarter ended October 30, 1999. Interest income decreased 32.3% from $0.6 million in the third quarter of last year to $0.4 million in the third quarter of this year, due to decreases in interest rates and investments. There were no borrowings under the Company's revolving credit facility during the three months ended October 30, 1999 or October 31, 1998.

RESULTS OF OPERATIONS - NINE MONTHS FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales for the nine months ended October 30, 1999 increased 1.2% to $400.5 million from $395.6 million for the nine months ended October 31, 1998. Excluding sales attributable to the Jarman lease and western boot businesses from both periods, the Company's net sales increased 16.4% to $399.3 million for the first nine months this year compared to $343.1 million for the first nine months last year. Gross margin increased 3.5% to $179.4 million in the first nine months this year from $173.3 million in the same period last year and increased as a percentage of net sales from 43.8% to 44.8%. Selling and administrative expenses in the first nine months this year decreased 2.0% from the first nine months last year and decreased as a percentage of net sales from 38.9% to 37.7%.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


Pretax earnings for the nine months ended October 30, 1999 were $24.0 million compared to $16.6 million for the nine months ended October 31, 1998. Pretax earnings for the nine months ended October 31, 1998 included a restructuring gain of $2.4 million primarily relating to the Boot Divestiture.

Net earnings for the nine months ended October 30, 1999 were $14.4 million ($0.60 diluted earnings per share) compared to $13.0 million ($0.47 diluted earnings per share) for the nine months ended October 31, 1998. The Company recorded an effective federal income tax rate of 39.7% for the nine months ended October 30, 1999. Net earnings for the first nine months last year included a tax credit of $85,000 and an extraordinary loss for the early retirement of debt of $3.7 million.

Specialty Retail Footwear


                                                         Nine Months Ended
                                                    ---------------------------
                                                    October 30,      October 31,            %
                                                           1999             1998          Change
                                                    -----------      -----------          ------
                                                                (dollars in thousands)

         Net Sales ..........................          $205,443         $204,128             0.6%
         Operating Income ...................          $ 18,257         $ 12,354            47.8%
         Operating Margin ...................               8.9%             6.1%

Primarily because of the loss of sales from the Jarman lease business, despite an increase in comparable store sales of 9% and an 15% increase in average ongoing Specialty Retail Footwear stores operated, net sales from Specialty Retail Footwear operations increased only 0.6% for the nine months ended October 30, 1999 compared to the same period last year. Excluding sales attributable to the Jarman lease business from both periods, Specialty Retail Footwear net sales increased 21.5% for the first nine months of this year compared to the first nine months of last year. Excluding the Jarman lease business, the average price per pair of shoes increased 6% and unit sales increased 14% for the first nine months of Fiscal 2000.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


The Company's comparable store sales and store count for Specialty Retail Footwear at the end of the periods were as follows:


                                                                                   Store Count
                                                                          ------------------------------
                                                       Comparable         October 30,        October 31,
                                                      Sales Changes          1999               1998
                                                      -------------       -----------        -----------

         Journeys ..............................           11%               307                 254
         Jarman Retail .........................            6%               159(1)              168(2)
         Jarman Lease ..........................           NA (3)            -0-                  86
         General Shoe Warehouse ................          -11%                15                  16
                                                                             ---                 ---
             Total Specialty Retail Footwear ...            9%               481                 524
                                                                             ===                 ===

-------------
(1) Includes seventeen Underground Station stores and five Stone & Co. stores.
(2) Includes sixteen Underground Station stores.
(3) The Jarman lease business was closed out in the first quarter of Fiscal
    2000.

Specialty Retail Footwear operating income for the nine months ended October 30, 1999 increased 47.8% to $18.3 million compared to $12.4 million for the same period last year. The increase was due primarily to the increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales from the ongoing Specialty Retail Footwear businesses. The Jarman leased departments had an operating loss of $0.3 million in the first nine months this year compared to operating income of $1.5 million for the same period last year.

Branded Footwear


                                                 Nine Months Ended
                                          ------------------------------
                                          October 30,        October 31,              %
                                                 1999               1998           Change
                                          -----------        -----------           ------
                                                       (dollars in thousands)

         Net Sales ................          $178,825           $161,105             11.0%
         Operating income .........          $ 17,751           $ 17,430              1.8%
         Operating margin .........               9.9%              10.8%

Branded Footwear net sales increased 11.0% to $178.8 million for the nine months ended October 30, 1999 from $161.1 million for the nine months ended October 31, 1998, reflecting primarily a 4% increase in comparable store sales for Johnston & Murphy Retail and an 8% increase in Branded Footwear wholesale sales. The store count for Branded Footwear retail operations at the end of the first nine months this year included 143 Johnston & Murphy stores and factory stores and 41 Nautica Retail leased departments compared to 132 Johnston & Murphy stores and factory stores and 22 Nautica Retail leased departments at the end of the first nine months of last year. The

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


average price per pair of shoes for Branded Footwear retail increased 1% for the first nine months of this year and unit sales increased 11% during the same period. Unit sales for the Branded Footwear wholesale businesses increased 9% for the first nine months of this year while the average price per pair of shoes decreased 2% for the same period reflecting increased promotional activities and mix changes.

Branded Footwear operating income for the nine months ended October 30, 1999 increased 1.8% from $17.4 million in the first nine months of last year to $17.8 million in the first nine months of this year, primarily due to increased sales and decreased expenses as a percentage of sales.

Leather


                                                Nine Months Ended
                                          ------------------------------
                                          October 30,        October 31,             %
                                                 1999               1998           Change
                                          -----------        -----------           ------
                                                         (dollars in thousands)

         Net Sales ................          $ 16,259           $ 13,828             17.6%
         Operating income .........          $  1,093           $    310            252.6%
         Operating margin .........               6.7%               2.2%

Leather net sales increased 17.6% to $16.3 million for the nine months ended October 30, 1999 from $13.8 million for the nine months ended October 31, 1998, primarily due to increased orders from military footwear suppliers, which makes up the bulk of the Company's tanned leather business.

Leather operating income increased 252.6% from $0.3 million in the first nine months last year to $1.1 million in the first nine months this year, primarily due to increased sales, increased gross margin as a percentage of sales and decreased expenses as a percentage of sales. The Company expects a reversal of the operating income trend from the last four quarters as margin pressures from increased raw material prices and competitive pressures on pricing result in projected lower operating income in the fourth quarter.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the nine months ended October 30, 1999 were $8.1 million compared to $8.5 million for the nine months ended October 31, 1998 (exclusive of other charges of $0.5 million, primarily environmental charges, in the first nine months this year and an other credit of $1.6 million, comprising primarily litigation and severance charges and a restructuring gain of $2.4 million, in the first nine months last year), a decrease of 4.1%. The decrease in corporate expenses in the first nine months this year is attributable primarily to decreased professional fees.

Interest expense decreased 14.9% from $7.2 million for the nine months ended October 31, 1998 to $6.1 million for the nine months ended October 30, 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million of borrowings to 5 1/2% on $103.5 million of borrowings. Interest income decreased 19.3% from $2.0 million in the first nine months of last year to $1.6 million in the first nine months of this year, due to decreases in interest

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


rates. There were no borrowings under the Company's revolving credit facility during the nine months ended October 30, 1999 or October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.


                                                                      October 30,     October 31,
                                                                             1999            1998
                                                                      -----------     -----------
                                                                           (dollars in millions)

         Cash and short-term investments ......................          $   38.5        $   42.6
         Working capital ......................................          $  135.2        $  136.8
         Long-term debt (includes current maturities) .........          $  103.5        $  103.5
         Current ratio ........................................               2.8x            3.1x

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $12.1 million in the first nine months of Fiscal 2000 compared to $15.5 million cash used in operating activities in the first nine months of Fiscal 1999. The $27.6 million increase in cash flow from operating activities reflects primarily the increase in earnings, a smaller increase in inventory for the first nine months this year compared to the first nine months last year and an increase in payables due to changes in buying patterns and payment terms negotiated with individual vendors. Contributing to the inventory change was a slowdown in store openings from 150 stores in last years first nine months to 84 stores in this years first nine months and the selloff of Jarman lease inventory.

The $20.3 million increase in inventories at October 30, 1999 from January 30, 1999 levels included in the statement of cash flows reflects planned seasonal increases in retail inventory and to support the net increase of 69 stores, excluding Jarman lease, in the first nine months of Fiscal 2000.

Accounts receivable at October 30, 1999 increased $1.8 million compared to January 30, 1999, primarily due to the increase in Branded Footwear wholesale sales.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:


                                                                           Nine Months Ended
                                                                      ---------------------------
                                                                      October 30,     October 31,
                                                                             1999            1998
                                                                      -----------     -----------
                                                                               (in thousands)

         Accounts payable                                                $  7,207      $      580
         Accrued liabilities                                               (3,938)        (10,078)
                                                                         --------        --------
                                                                         $  3,269       $  (9,498)
                                                                         ========        ========

The fluctuations in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels.

The change in accrued liabilities for the first nine months this year was due primarily to scheduled interest payments, severance payments and bonus payments.

There were no revolving credit borrowings during the nine months ended October 30, 1999 and October 31, 1998, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures
Total capital expenditures in Fiscal 2000 are expected to be approximately $20.7 million. These include expected retail expenditures of $17.2 million to open approximately 68 Journeys stores, 17 Johnston & Murphy stores and factory stores and nine Jarman Retail stores and to complete 32 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.5 million, including approximately $2.4 million for new computer systems to improve customer service and support the Company's growth.

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

The Company determined that it would be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of upgrading and modernizing its major information systems, including

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


its wholesale and retail operating systems and its financial systems. The replacement systems are expected to be Year 2000 compliant.

The Company utilized both internal and external resources to reprogram or replace and test software for Year 2000 compliance.

As of the beginning of the first quarter of Fiscal 2000, the Company is using all modules of its new financial system. The Company implemented a contingency plan that provided for remediation of the existing retail systems, adding an additional 0.5 million lines of code to be remediated. After adjusting for the additional lines of code to be remediated, the Company completed the remediation, including final testing, of all of its identified 2.5 million lines of code in its legacy systems by October 31, 1999.

The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal Years 1998 through 2000, is estimated at $18.9 million and is being funded through operating cash flows and cash on hand. Of the total project cost, approximately $10.9 million is attributable to the purchase of new software and hardware which has been or will be capitalized. The remaining $8.0 million has been or will be expensed, including projected costs of $1.8 million for Fiscal 2000. Cumulative to date expenditures through October 30, 1999 are $7.5 million plus cumulative capital expenditures of $10.2 million.

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

Under the most reasonably likely worst case scenario, the Company believes problems could arise that would relate to possible failure in one or more geographic regions of third party systems over which the Company has no control, principally relating to power and telecommunications systems. These failures could effect the Company's own stores as well as its suppliers of footwear. The Company anticipates the disruptions will be short-term in nature and because the shipment of merchandise to the Company's stores is traditionally at a low point during that time of year, the impact should be minimal. However, despite the Company's efforts in remediation and on contingency planning there can be no assurance that the Year 2000 issues will not have a material adverse impact on the Company's financial condition and operating results.

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

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2000, although the Company may borrow from time to time to support seasonal working capital requirements. Approximately $3.7 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. The Company intends to fund these purchases from available cash. The Company repurchased
0.2 million shares at a cost of $2.5 million during the third quarter ended October 30, 1999. The Company completed the previously authorized repurchase of
4.8 million shares at a cost of $40.5 million as of July 31, 1999.

There were $5.4 million of letters of credit outstanding under the revolving credit agreement at October 30, 1999, leaving availability under the revolving credit agreement of $59.6 million.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At October 30, 1999, $33.1 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

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

Genesco Inc.

/s/ James S. Gulmi



James S. Gulmi
Chief Financial Officer
December 14, 1999