Form 10-K
period 2000-01-29
GENESCO INC
filed 2000-04-28
CIK 18498

                                                                  [GENESCO LOGO]



--------------------------------------------------------------------------------
(Mark One)                          FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended January 29, 2000

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                              EXCHANGES ON WHICH
TITLE                                                             REGISTERED
-----                                                         ------------------
Common Stock, $1.00 par value                                 New York and Chicago
Preferred Share Purchase Rights                               New York and Chicago
5 1/2% Convertible Subordinated Notes due 2005                New York


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

Portions of the proxy statement for the June 28, 2000 annual meeting of shareholders are incorporated into Part III by reference.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

-------------------------
Common Shares Outstanding April 14, 2000 - 21,554,528
Aggregate market value on April 14, 2000 of the voting stock held by nonaffiliates of the registrant was approximately $260,000,000.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

                                     PART I
Item 1        Business                                                               3

Item 2        Properties                                                             8

Item 3        Legal Proceedings                                                      8

Item 4        Submission of Matters to a Vote of Security Holders                   11

                                     PART II

Item 5        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                  14

Item 6        Selected Financial Data                                               15

Item 7        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            16

Item 7A       Quantitative and Qualitative Disclosures about Market Risk            30

Item 8        Financial Statements and Supplementary Data                           31

Item 9        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                             71

                                    PART III

Item 10       Directors and Executive Officers of the Registrant                    71

Item 11       Executive Compensation                                                71

Item 12       Security Ownership of Certain Beneficial Owners and Management        71

Item 13       Certain Relationships and Related Transactions                        73

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                          74

                                     PART I


ITEM 1, BUSINESS

GENERAL
Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 2000 of $573.7 million. During Fiscal 2000, the Company operated six reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; Other Retail, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in FY 2000; and Leather. At January 29, 2000, the Company operated 679 retail stores and leased footwear departments throughout the United States and Puerto Rico. It currently plans to open a total of approximately 160 new retail stores and leased departments in Fiscal 2001. At January 29, 2000, Journeys operated 323 stores; Jarman operated 161 stores, including 21 Underground Station stores and six Stone & Co. stores; Johnston & Murphy operated 143 stores and factory stores; Nautica retail operated 47 leased departments; and Other Retail operated five General Shoe Warehouse stores. In the first quarter of Fiscal 2001, four of the General Shoe Warehouse stores were transferred to the Jarman operating segment and one was transferred to the Johnston & Murphy operating segment. The Company will no longer report results from the Other Retail segment.

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                            FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                                             1996       1997       1998       1999       2000
                                                            ------     ------     ------     ------     ------
Retail Stores and Leased Departments
   Beginning of year                                           444        434        475        561        674
     Opened during year                                         21         55        102        162        113
     Closed during year                                        (31)       (14)       (16)       (49)      (108)
                                                            ------     ------     ------     ------     ------
   End of year                                                 434        475        561        674        679
                                                            ======     ======     ======     ======     ======


The Company also designs, sources, markets and distributes footwear under its own and licensed brands, including Johnston & Murphy, Nautica, and Dockers, to more than 1,900 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's Leather segment includes a leather tanning and finishing business, Volunteer Leather, primarily for sale to military boot manufacturers and other customers.

Reference to Fiscal 2000 refers to the Company's fiscal year ended January 29, 2000. Reference to Fiscal 1999 refers to the Company's fiscal year ended January 30, 1999. References to Fiscal 1996 and 1998 are to the Company's fiscal year ended on January 31 of each such year. Reference to Fiscal 1997 refers to the Company's fiscal year ended February 1, 1997. For further information on the Company's business segments, see Note 17 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may turn out materially different from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SEGMENTS

Journeys
The Journeys segment accounted for approximately 38% of the Company's net sales in Fiscal 2000. Operating income attributable to Journeys was $29.7 million in Fiscal 2000, with an operating margin of 13.8%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide a significant competitive advantage.

At January 29, 2000, Journeys operated 323 stores, averaging approximately 1,450 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women.

Journeys added 65 net new stores in Fiscal 2000 and achieved a comparable store sales increase of 13% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 14-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise of other footwear companies across a spectrum of prices including leading brand names such as Dr. Martens, Skechers, Timberland, adidas, Lugz and Steve Madden. From a base of 118 Journeys stores at the end of Fiscal 1997, the Company opened 58 net new Journeys stores in Fiscal 1998, 82 net new stores in Fiscal 1999 and 65 net new stores in Fiscal 2000 and plans to open up to approximately 100 net new Journeys stores in Fiscal 2001.

Jarman
The Jarman segment accounted for approximately 15% of the Company's net sales in Fiscal 2000. Operating income attributable to Jarman was $4.3 million in Fiscal 2000, with an operating margin of 5.0%.

At January 29, 2000, Jarman operated 161 stores, including 21 Underground Station stores and six Stone & Co. stores, averaging approximately 1,300 square feet, throughout the United States, selling footwear primarily for men.

Jarman achieved a comparable store sales increase of 8% from the prior fiscal year. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 18-35 age group and sell footwear in the mid-price range ($50 to $100). The Jarman stores which operate under the name Underground Station are located primarily in urban areas. For Fiscal 2000, most of the footwear sold in Jarman stores was branded merchandise of national brands other than the Company's, with the remainder made up of Genesco and private label brands. The product mix at each Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 9 new Jarman stores and closed fourteen Jarman stores in Fiscal 2000, decreasing the total number of stores to 161. The Company plans to open approximately 41 net new Jarman stores in Fiscal 2001, including approximately 20 Underground Station stores.

Johnston & Murphy
The Johnston & Murphy segment accounted for approximately 29% of the Company's net sales in Fiscal 2000. Operating income attributable to Johnston & Murphy was $22.2 million in Fiscal 2000, with an operating margin of 13.3%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 92% of the Johnston & Murphy retail sales are of Genesco-owned brands.

At January 29, 2000, Johnston & Murphy operated 143 retail stores and factory stores, averaging approximately 1,400 square feet, throughout the United States selling footwear for men.

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

Johnston & Murphy Retail Operations. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men's dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Retail prices for Johnston & Murphy footwear generally range from $130 to $240. To capitalize upon the trend toward more casual business attire, Johnston & Murphy retail shops have increased their selection of casual and dress casual products, which accounted for 28% of total Johnston & Murphy retail sales in Fiscal 2000. The Company has been repositioning the brand to appeal to a broader market and estimates it has lowered the average age of the Johnston & Murphy customer by ten years since the initiative was launched. Johnston & Murphy comparable store sales were up 4% from the prior fiscal year.

Licensed Brands
The Licensed Brands segment accounted for approximately 13% of the Company's net sales in Fiscal 2000. Operating income attributable to Licensed Brands was $2.5 million in Fiscal 2000, with an operating margin of 3.4%. Substantially all of the Licensed Brands sales are of footwear marketed under brands for which Genesco has an exclusive footwear license. See "Trademarks and Licenses."

Dockers. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men's footwear under the Dockers brand name in the United States. The Dockers brand name is well recognized in the men's casual fashion industry. The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $84.

Nautica. Genesco acquired the exclusive worldwide license to market Nautica footwear in 1991. In 1992, the Company introduced a new line of casual footwear under the Nautica label, targeted at young, active, upper-income consumers, and designed to complement Nautica sportswear. In Fiscal 1997, the Company introduced a line of Nautica footwear for boys and a line of athletic footwear under the Nautica Competition label. The Company introduced a new athletic line for men and women, Nautica Sport Tech
(NST), to replace the Nautica Competition label in the first quarter of Fiscal 2000. Suggested retail prices of Nautica casual footwear generally range from $42 to $110, suggested retail prices of Nautica boys' footwear generally range from $39 to $70, and suggested retail prices of NST athletic footwear generally range from $45 to $65. Nautica footwear is sold in department stores and specialty footwear stores and in unmanned leased shoe departments in Nautica retail outlets operated by an affiliate of the licensor of the Nautica trademark. At January 29, 2000, Licensed Brands operated 47 Nautica leased departments.

Other Retail
The Other Retail segment accounted for approximately 2% of the Company's net sales in Fiscal 2000.

Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Leased departments division. Because of the 1998 acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. See "Significant Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding Jarman Leased departments. As of January 29, 2000, only five Other Retail stores were open, which were General Shoe Warehouse stores. In the first quarter of Fiscal 2001, four of the General Shoe Warehouse stores were transferred to the Jarman operating segment and one was transferred to the Johnston & Murphy operating segment. The Company will no longer report results from the Other Retail segment.

Leather
During Fiscal 2000, the Company conducted leather tanning and finishing operations in two manufacturing facilities located in Michigan and Tennessee. The tanned leather products were sold in Fiscal 2000 to military boot manufacturers and other customers. The Leather segment accounted for approximately 4% of the Company's net sales in Fiscal 2000. Operating income attributable to the leather operations was $1.4 million in Fiscal 2000, with an operating margin of 6.1%.

MANUFACTURING AND SOURCING
The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During Fiscal 2000, Genesco manufactured Johnston & Murphy footwear in one facility in Nashville, Tennessee, but shoes manufactured in the Johnston & Murphy factory have not accounted for a significant portion of its sales of footwear products.

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

TRADEMARKS AND LICENSES
The Company owns its Johnston & Murphy footwear brand. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements. The Nautica license agreement expires on January 31, 2002 with an option to renew through 2007 provided the Company meets minimum sales requirements and subject to other conditions. The Dockers license agreement expires on June 30, 2001 with an option to renew through June 30, 2002. Net sales of Nautica and Dockers products were approximately $74 million in Fiscal 2000 and approximately $67 million in Fiscal 1999. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2000.

RAW MATERIALS
Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 2000 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate.

BACKLOG
Most of the Company's orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of March 25, 2000, the Company's wholesale operations and leather operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $30.1 million, compared to approximately $23.7 million on March 27, 1999. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

EMPLOYEES
Genesco had approximately 4,250 employees at January 29, 2000, approximately 4,170 of whom were employed in footwear and 80 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees during peak selling seasons and approximately 1,840 of the Company's employees were part-time during such seasons. Approximately 75 of the Company's employees are covered by a collective bargaining agreement, which will expire on May 31, 2001.

PROPERTIES
At January 29, 2000, the Company operated 679 retail stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates three manufacturing facilities (two of which are owned, one of which is leased) and four warehousing facilities (two of which are owned and two of which are leased) aggregating approximately 1,100,000 square feet. Six facilities are located in Tennessee and one in Michigan. The Company's executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 60% of a 295,000 square foot building.

Leases on the Company's Nashville, Tennessee, plant, offices, and warehouses expire in 2007, including renewal options. The Company believes that all leases (other than the long-term Nashville leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

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

ITEM 2, PROPERTIES
See Item 1.


ITEM 3, LEGAL PROCEEDINGS

New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State of

New York are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of New York State funding to pay a portion of remediation costs and insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $2.2 million to $2.6 million, including certain enhancements to the program recommended by the Company's environmental consultants in the fourth quarter of Fiscal 2000. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling
Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a final remedial action plan (the "Plan") for the site to MDEQ. The Plan proposes no direct remedial action with respect to soils at the site, which are in compliance with applicable regulatory standards, or lake sediments, which the Company believes do not pose a threat to human health or the environment and do not violate any applicable regulatory standard. The Plan includes the filing of certain restrictive covenants encumbering the tannery property to prevent activities disturbing the lake sediments and uses of the property inconsistent with the applicable regulatory standards. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposes continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. The Plan is subject to MDEQ approval. In December 1999, MDEQ responded to the Plan with a request for further information.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company's and its predecessors' past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act ("MNREPA") to require the Company to correct the alleged pollution. Further, the City alleges violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company filed an answer denying the material allegations of the complaint and asserting affirmative defenses and counterclaims against the City. The Company also moved to join the State of Michigan as a party to the action, since it has primary responsibility for administration of the environmental statutes underlying most of the City's claims. The State moved to dismiss the Company's action against it and to intervene in the case on a limited basis, seeking declaratory and injunctive relief regarding the restrictive covenants on the property, the State's jurisdiction under MNREPA Part 201 and its right of access to the property.

If the proposed Plan is approved and the litigation's outcome does not require additional remediation of the site, the Company does not expect remediation to have a material impact on its financial condition or results of operations. However, there can be no assurance that the Plan will be approved as submitted, and the Company is unable to predict whether any further remediation that may ultimately be required will have a material effect on its financial condition or results of operations.

Whitehall Accident
On June 4, 1999, a truck driver working under contact with a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Michigan agency has issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company is contesting the citations. On March 14, 2000, the estate of the deceased truck driver brought an action against the Company in Michigan state court alleging that the Company's negligent acts and omissions caused his death and seeking unspecified damages. The Company is currently unable to predict the extent of its liability, if any, in connection with the accident and how liability, if found, would be allocated among other potential defendants, including the chemical vendor and the common carrier, and whether such liability, if any, would have a material effect on its financial condition or results of operations. The Company's insurance carrier is defending the Company in the action, subject to a standard reservation of rights to deny coverage.

Threatened Indemnity Claim
The Company has been advised by the purchaser of an adhesives manufacturing business formerly owned by the Company that the purchaser may be subject to an indemnification claim by a subsequent acquirer of the business. The subsequent acquirer has been named as a third-party defendant in a suit brought under CERCLA relating to an Alabama solvent recycling facility allegedly used by the business. According to the purchaser, it would in turn seek indemnification from the Company against any portion of its liability arising out of the Company's operation of the business prior to the purchaser's 1986 acquisition of it. The Company believes that a release obtained from the purchaser in connection with the settlement of an earlier disputed claim would bar any claim against the Company by the purchaser relating to the present matter. Therefore, the Company does not currently expect this threatened claim to have a material adverse effect on its financial condition or results of operations. While there can be no assurance that claims by other parties arising out of the Alabama facility will not be asserted, no such claim has yet been asserted.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

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

BEN T. HARRIS, 56, Chairman, President and Chief Executive Officer of Genesco. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company and in 1995 was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Harris was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996 and was named chief executive officer as of February 1, 1997. Mr. Harris was named chairman as of November 4, 1999.

HAL N. PENNINGTON, 62, Executive Vice President and Chief Operating Officer. Mr. Pennington has served in various roles during his 38 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999 and is responsible for all the Company's operating divisions.

JAMES S. GULMI, 54, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. Mr. Gulmi was appointed senior vice president - finance in January 1996.

JAMES W. BOSCAMP, 50, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. He was appointed president of Jarman, overseeing the Jarman retail chain, in March 1999. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

JOHN W. CLINARD, 52, Vice President - Human Resources. Mr. Clinard has served in various human resources capacities during his 25 year tenure with Genesco. He was named vice president - human resources in June 1997.

ROGER G. SISSON, 36, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 35, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 45, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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

FISCAL YEAR ENDED JANUARY 30
----------------------------

                                                              HIGH                                    LOW
                                                           ----------                             ----------
1999    1st Quarter                                        18     7/8                             12     1/2
        2nd Quarter                                        18    1/16                             10    7/16
        3rd Quarter                                        10   15/16                              3   15/16
        4th Quarter                                         7     3/4                              4     3/4

FISCAL YEAR ENDED JANUARY 29
----------------------------
2000    1st Quarter                                        12                                      7    1/16
        2nd Quarter                                        15                                     10     5/8
        3rd Quarter                                        13     5/8                             10    1/16
        4th Quarter                                        14                                      9


There were approximately 7,400 common shareholders of record on January 29, 2000.

See Notes 9 and 11 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY
-------------------------------------------------------------------------------------------------------------------
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                          FISCAL YEAR END
                                                          ---------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                         2000         1999         1998       1997          1996
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                               $573,720     $549,748     $536,107   $461,348      $434,575
Depreciation and amortization                             10,514        9,691        8,893      7,747         7,354
Earnings before interest and taxes                        47,930       37,696       17,722     18,873         5,889
Pretax earnings (loss)                                    41,943       31,085        8,860     10,132        (3,756)
Earnings (loss) before discontinued operations and
   extraordinary loss                                     25,922       54,923        8,820     10,554        (3,781)
Discontinued operations                                      -0-          450          -0-       (150)       13,852
Loss on early retirement of debt (net of tax)                -0-        2,245          169        -0-           -0-
-------------------------------------------------------------------------------------------------------------------
Net earnings                                            $ 25,922     $ 53,128     $  8,651   $ 10,404      $ 10,071
===================================================================================================================
PER COMMON SHARE DATA
Earnings (loss) before discontinued operations and
   extraordinary loss
     Basic                                              $   1.14     $   2.15     $    .33   $    .42      $   (.17)
     Diluted                                                1.05         1.89          .32        .40          (.17)
Discontinued operations
     Basic                                                   .00          .02          .00       (.01)          .57
     Diluted                                                 .00          .01          .00       (.01)          .57
Extraordinary loss
     Basic                                                   .00         (.10)         .00        .00           .00
     Diluted                                                 .00         (.07)        (.01)       .00           .00
Net earnings
     Basic                                                  1.14         2.07          .33        .41           .40
     Diluted                                                1.05         1.83          .31        .39           .40
===================================================================================================================
BALANCE SHEET DATA
Total assets                                            $301,165     $307,198     $246,817   $221,654      $197,806
Long-term debt                                           103,500      103,500       75,000     75,000        75,000
Capital leases                                                34           36          279      1,485         2,697
Non-redeemable preferred stock                             7,882        7,918        7,945      7,944         7,958
Common shareholders' equity                              100,360      108,661       64,019     45,846        25,947
Additions to plant, equipment and capital leases          22,312       23,512       24,725     14,640         8,564
===================================================================================================================
FINANCIAL STATISTICS
Earnings before interest and taxes as a percent of net
 sales                                                       8.4%         6.9%         3.3%       4.1%          1.4%
Book value per share                                    $   4.73     $   4.56     $   2.43   $   1.82      $   1.04
Working capital                                         $138,007     $155,778     $119,313   $108,795      $108,135
Current ratio                                                2.8          3.1          2.6        2.6           3.2
Percent long-term debt to total capitalization              48.9%        47.0%        51.1%      58.7%         69.6%
===================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets*                                    679          674          587        504           463
Number of employees                                        4,250        3,650        4,300      4,050         3,750
===================================================================================================================

*Includes 78 Jarman Leased departments in Fiscal 1999 which were divested during the first quarter of Fiscal 2000 and 26 Boot Factory stores in Fiscal 1998 and 29 Boot Factory stores in Fiscal 1997 and 1996 which were divested during the second quarter of Fiscal 1999.

Reflected in the earnings for Fiscal 1999 was a tax benefit of $23.8 million. See Note 12 to the Consolidated Financial Statements for additional information.

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

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, changes in buying patterns by significant wholesale customers, changes in business strategies by the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the ability to execute its strategies to achieve improvements in Nautica's performance and the outcome of litigation and environmental matters, including those discussed in Note 16 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS
Jarman Leased Departments Transition
Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Leased departments division. Because of the 1998 acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman Leased departments business contributed sales of $1.2 million, $47.4 million and $52.3 million for Fiscal 2000, 1999 and 1998, respectively. The Jarman Leased departments business contributed operating earnings (loss) of ($0.3) million, $2.1 million and $4.1 million for Fiscal 2000, 1999 and 1998, respectively.

Share Repurchase Program
During the third quarter ended October 31, 1998, the Company's board of directors authorized the repurchase of up to 2.6 million shares of the Company's common stock. During the fourth quarter ended January 30, 1999, the board authorized an additional 2.2 million shares to be repurchased. In August of 1999, the board authorized the repurchase of an additional 1.0 million shares. In February of 2000, the board authorized the repurchase of an additional 1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock. As of January 29, 2000, the Company had repurchased 5.8 million shares at a cost of $51.8 million.

Workforce Reduction
In connection with the Boot Divestiture discussed below and the closing of the Jarman Leased departments, the Company reviewed the structure and level of staffing in all of its operations during the third and fourth quarters of Fiscal 1999. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which substantially all were eliminated by January 29, 2000. Twenty-six of the positions eliminated related to the Jarman Leased departments business, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business (the "Boot Divestiture"). In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the divestiture on July 14, 1998. Net sales of the Company's western boot business were $16.6 million and $59.3 million for Fiscal 1999 and 1998, respectively, and the operating loss was $1.3 million and $2.6 million for Fiscal 1999 and 1998, respectively.

Net earnings for the second quarter ended August 1, 1998 reflect a restructuring gain of $2.4 million, primarily from the Boot Divestiture. The gain represents savings of expected employee-related costs and facility shutdown costs because the buyer continued to operate a manufacturing facility that the Company would have closed and retained certain employees whose positions the Company would have eliminated. The Company's actions relating to the Boot Divestiture directly resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

In addition to the charge related to the Boot Divestiture, the Company took a charge of $0.6 million during the fourth quarter of Fiscal 1998 to consolidate staff in one operating division as well as to account for the costs of eliminating a production process at its remaining footwear plant.

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million, resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring"). It arose primarily from the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of Fiscal 1998 arose from the decrease in production in one of the Company's western boot plants as a result of continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases.

Business Segments
The Company operates through six operating reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; Other Retail, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in FY 2000; and Leather.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales for Fiscal 2000 increased 4.4% to $573.7 million from $549.7 million in Fiscal 1999. Excluding net sales attributable to the divested Other Retail and western boot businesses from both periods, the Company's net sales increased 18.4% to $564.9 million in Fiscal 2000 from $477.0 million in Fiscal 1999. Gross margin for Fiscal 2000 increased 5.2% to $257.1 million in Fiscal 2000 from $244.4 million in Fiscal 1999 and increased as a percentage of net sales from 44.5% in Fiscal 1999 to 44.8% in Fiscal 2000. Selling and administrative expenses in Fiscal 2000 were flat with Fiscal 1999 but decreased as a percentage of net sales from 38.0% in Fiscal 1999 to 36.5% in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for Fiscal 2000 were $41.9 million compared to $31.1 million for Fiscal 1999. Pretax earnings for Fiscal 1999 included a restructuring gain of $2.4 million primarily relating to the Boot Divestiture and $2.3 million of other charges, primarily litigation and severance charges, including the fourth quarter $1.3 million workforce reduction charge discussed above.

Net earnings in Fiscal 2000 were $25.9 million ($1.05 diluted earnings per share) compared to $53.1 million ($1.83 diluted earnings per share) for Fiscal 1999. In addition to the adjustments to earnings discussed above, Fiscal 1999 earnings included a tax benefit of $23.8 million, a gain from discontinued operations, net of tax, of $0.5 million ($0.01 diluted earnings per share) and an extraordinary charge, net of tax, of $2.2 million ($0.07 diluted earnings per share) for the early retirement of debt. The Company recorded an effective federal income tax rate of 38.2% for Fiscal 2000.

The Fiscal 1999 tax benefit of $23.8 million related to reversal of valuation reserves on deferred tax assets in the fourth quarter of Fiscal 1999. The reversal resulted from the reassessment by the Company of the levels of valuation allowances. The Company concluded it was more likely than not that the increased levels of deferred tax assets will be realized due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures.


Journeys

                                              Fiscal Year Ended
                                            ----------------------       %
                                              2000          1999       Change
                                            --------      --------     ------
                                            (dollars in thousands)

    Net sales .........................     $215,318      $159,965      34.6%
    Operating income ..................     $ 29,719      $ 21,704      36.9%
    Operating margin ..................         13.8%         13.6%


Reflecting both a 28% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) and a 13% increase in comparable store sales, net sales from Journeys increased

34.6% for Fiscal 2000 compared to Fiscal 1999. The average price per pair of shoes increased 3% in Fiscal 2000 and unit sales increased 31% during the same period. The store count for Journeys included 323 stores at the end of Fiscal 2000 compared to 258 stores at the end of Fiscal 1999.

Journeys operating income for Fiscal 2000 was up 36.9% to $29.7 million compared to $21.7 million in Fiscal 1999. The increase was due to increased sales both from store openings and a comparable store sales increase and decreased expenses as a percentage of sales.

Jarman

                                                 Fiscal Year Ended
                                               ---------------------         %
                                                2000          1999         Change
                                               -------       -------       -------
                                               (dollars in thousands)


    Net sales .........................        $86,897       $83,315        4.3%
    Operating income ..................        $ 4,336       $ 2,983       45.4%
    Operating margin ..................            5.0%          3.6%


Primarily due to an 8% increase in comparable store sales, net sales from Jarman increased 4.3% for Fiscal 2000 compared to Fiscal 1999. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 7% in Fiscal 2000 while unit sales decreased 4% during the same period. Jarman operated 161 stores at the end of Fiscal 2000, including 21 Underground Station stores and six Stone & Co. stores. It had operated 166 stores at the end of Fiscal 1999, including 17 Underground Station stores.

Jarman operating income for Fiscal 2000 was up 45.4% to $4.3 million compared to $3.0 million in Fiscal 1999 and increased as a percent of sales to 5.0% from 3.6% in Fiscal 1999. The increase was due to increased sales, increased gross margin in dollars and as a percentage of sales due primarily to lower markdowns and decreased expenses as a percentage of sales.

Other Retail

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        2000        1999     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $ 8,840    $56,184    (84.3%)
    Operating income (loss) .....................      $  (500)   $ 2,214       NA
    Operating margin ............................         (5.7%)      3.9%


The Jarman Leased departments business was closed in the first quarter of Fiscal 2000. Primarily because of the loss of sales from the Jarman Leased departments business and a 14% decrease in comparable store sales for General Shoe Warehouse, net sales from Other Retail decreased 84.3% for Fiscal 2000 compared to Fiscal 1999. Other Retail operating income for Fiscal 2000 was down $2.7 million from Fiscal 1999 as a result of the decreased sales and decreased gross margins as a percentage of sales. As of January 29, 2000, only five Other Retail stores were open, which were General Shoe Warehouse stores, compared to 94 Other Retail stores operated at the end of Fiscal 1999. In the first quarter of Fiscal 2001, four of the General Shoe Warehouse stores were transferred to the Jarman operating segment and one was transferred to the Johnston & Murphy operating segment. The Company will no longer report results from the Other Retail segment.

Johnston & Murphy

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        2000        1999     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $166,340   $147,434    12.8%
    Operating income ............................      $ 22,187   $ 19,708    12.6%
    Operating margin ............................          13.3%      13.4%


Johnston & Murphy net sales increased 12.8% to $166.3 million in Fiscal 2000 from $147.4 million in Fiscal 1999, reflecting primarily a 4% increase in comparable store sales for Johnston & Murphy retail operations, which accounted for 63% of Johnston & Murphy segment sales in Fiscal 2000 and 62% of Johnston & Murphy segment sales in Fiscal 1999, a 9% increase in average Johnston & Murphy retail stores operated and a 10% increase in Johnston & Murphy wholesale sales. The store count for Johnston & Murphy retail operations at the end of Fiscal 2000 included 143 Johnston & Murphy stores and factory stores compared to 132 Johnston & Murphy stores and factory stores at the end of Fiscal 1999. The average price per pair of shoes for Johnston & Murphy retail increased 1% in Fiscal 2000 and unit sales increased 11% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 12% in Fiscal 2000, while the average price per pair of shoes decreased 3% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for Fiscal 2000 increased 12.6% from $19.7 million in Fiscal 1999 to $22.2 million in Fiscal 2000, primarily due to increased sales and decreased expenses as a percentage of sales from increased leverage.

Licensed Brands

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        2000        1999     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $74,122    $67,356     10.0%
    Operating income ............................      $ 2,487    $ 2,435      2.1%
    Operating margin ............................          3.4%       3.6%


Licensed Brands net sales increased 10.0% to $74.1 million in Fiscal 2000 from $67.4 million in Fiscal 1999, reflecting primarily a 9% increase in Licensed Brands wholesale sales. Licensed Brands' net sales also included the net sales of unmanned leased shoe departments in Nautica retail outlets operated by an affiliate of the licensor of the Nautica trademark. There were 47 Nautica leased departments at the end of Fiscal 2000, compared to 24 Nautica leased departments at the end of Fiscal 1999. Unit sales for the Licensed Brands wholesale businesses increased 16% in Fiscal 2000, while the average price per pair of shoes decreased 6% for the same period, reflecting increased promotional activities.

Licensed Brands operating income for Fiscal 2000 increased 2.1% from $2.4 million in Fiscal 1999 to $2.5 million in Fiscal 2000, primarily due to increased sales and decreased expenses as a percentage of sales.

Leather

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        2000        1999     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $22,203    $18,934     17.3%
    Operating income ............................      $ 1,363    $   898     51.8%
    Operating margin ............................          6.1%       4.7%

Leather net sales increased 17.3% to $22.2 million in Fiscal 2000 from $18.9 million in Fiscal 1999, primarily due to increased orders from military footwear suppliers, which make up the majority of the Company's tanned leather business.

Leather operating income for Fiscal 2000 increased from $0.9 million in Fiscal 1999 to $1.4 million in Fiscal 2000, primarily due to increased sales and decreased expenses as a percentage of sales. The Company does not expect continued operating income improvement in Fiscal 2001, because of product margin pressures from increased raw material prices and competitive pressures in pricing.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for Fiscal 2000 were $10.9 million compared to $11.0 million for Fiscal 1999 (exclusive of other charges of $0.8 million, primarily litigation and severance charges, in Fiscal 2000 and a restructuring gain of $2.4 million and other charges of $2.3 million, primarily litigation and severance charges, in Fiscal 1999), a decrease of 1.3%. The decrease in corporate expenses in Fiscal 2000 is attributable primarily to decreased professional fees.

Interest expense decreased 11.9% from $9.3 million in Fiscal 1999 to $8.2 million in Fiscal 2000, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million in borrowings as a result of the notes being redeemed in Fiscal 1999 to 5 1/2% on $103.5 million of convertible notes issued in Fiscal 1999. Interest income decreased 18% from $2.6 million in Fiscal 1999 to $2.2 million in Fiscal 2000, due to decreases in general marketplace interest rates. There were no borrowings under the Company's revolving credit facility during either Fiscal 2000 or Fiscal 1999.

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

The Company's net sales for Fiscal 1999 increased 2.5% to $549.7 million from $536.1 million in Fiscal 1998. Excluding net sales attributable to the divested Other Retail and western boot businesses from both periods, the Company's net sales increased 14.6% to $477.0 million in Fiscal 1999 from $416.2 million in Fiscal 1998. Gross margin for Fiscal 1999 increased 9.3% to $244.4 million in Fiscal 1999 from $223.6 million in Fiscal 1998 and increased as a percentage of net sales from 41.7% in Fiscal 1998 to 44.5% in Fiscal 1999. Selling and administrative expenses for Fiscal 1999 increased 11.1% to $209.1 million in Fiscal 1999 from $188.1 million in Fiscal 1998 and increased as a percentage of net sales from 35.1% in Fiscal 1998 to 38.0% in Fiscal 1999.

Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for Fiscal 1999 were $31.1 million compared to $8.9 million for Fiscal 1998. Pretax earnings for Fiscal 1999 included a restructuring gain of $2.4 million primarily relating to the Boot Divestiture and $2.3 million of other charges, primarily litigation and severance charges, including the fourth quarter $1.3 million workforce reduction charge discussed above. Pretax earnings for Fiscal 1998 included an $18.0 million restructuring charge incurred primarily in connection with the Boot Divestiture and a net gain of $0.3 million in the second quarter of Fiscal 1998 related to restructurings and asset impairments as discussed in detail above.

Net earnings in Fiscal 1999 were $53.1 million ($1.83 diluted earnings per share) compared to $8.7 million ($0.31 diluted earnings per share) for Fiscal 1998. In addition to the charges to earnings discussed above, Fiscal 1999 earnings included a tax benefit of $23.8 million, a gain from discontinued operations, net of tax, of $0.5 million ($0.01 diluted earnings per share) and an extraordinary charge, net of tax, of $2.2 million ($0.07 diluted earnings per share) for the early retirement of debt. Fiscal 1998 net earnings included an extraordinary charge of $0.2 million ($0.01 diluted earnings per share) for the early retirement of debt.

The Fiscal 1999 tax benefit of $23.8 million related to reversal of valuation reserves on deferred tax assets in the fourth quarter of Fiscal 1999. The reversal resulted from the reassessment by the Company of the levels of valuation allowances. The Company concluded it was more likely than not that the increased levels of deferred tax assets will be realized due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures.

Journeys

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        1999        1998     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $159,965   $120,775    32.4%
    Operating income ............................      $ 21,704   $ 16,915    28.3%
    Operating margin ............................          13.6%      14.0%


Reflecting both a 48% increase in average Journeys stores operated and a 1% increase in comparable store sales, net sales from Journeys increased 32.4% for Fiscal 1999 compared to Fiscal 1998. The average price per pair of shoes decreased 2% in Fiscal 1999 while unit sales increased 38% during the same period. The store count for Journeys included 258 stores at the end of Fiscal 1999 compared to 176 stores at the end of Fiscal 1998.

Journeys operating income for Fiscal 1999 was up 28.3% to $21.7 million compared to $16.9 million in Fiscal 1998. The increase was due to the increased sales and increased gross margin as a percentage of sales.

Jarman

                                                     Fiscal Year Ended
                                                     ------------------        %
                                                      1999        1998       Change
                                                     -------    -------      -------
                                                     (dollars in thousands)
    Net sales ...................................    $83,315    $82,729        0.7%
    Operating income ............................    $ 2,983    $ 8,151      (63.4%)
    Operating margin ............................        3.6%       9.9%

Primarily due to a 10% increase in average Jarman stores operated, net sales from Jarman increased 0.7% for Fiscal 1999 compared to Fiscal 1998 despite a 7% decrease in comparable store sales for Fiscal 1999. The average price per pair of shoes decreased 5% in Fiscal 1999 while unit sales increased 5% during the same period. Jarman operated 166 stores at the end of Fiscal 1999, including 17 Underground Station stores. It had operated 158 stores at the end of Fiscal 1998.

Jarman operating income for Fiscal 1999 was down 63.4% to $3.0 million compared to $8.2 million in Fiscal 1998. The decrease was due to decreased gross margin as a percentage of sales due to higher markdowns and increased expenses as a percentage of sales primarily due to the 10% increase in average Jarman stores operated and the decline in comparable store sales, which resulted in increased occupancy related expenses and selling salaries.

Other Retail

                                                     Fiscal Year Ended
                                                     ------------------        %
                                                      1999        1998       Change
                                                     -------    -------      -------
                                                     (dollars in thousands)
    Net sales ...................................    $56,184    $60,621       (7.3%)
    Operating income ............................    $ 2,214    $ 4,724      (53.1%)
    Operating margin ............................        3.9%       7.8%

Primarily due to a 12% decrease in comparable store sales for Other Retail, net sales from Other Retail decreased 7.3% for Fiscal 1999 compared to Fiscal 1998. The average price per pair of shoes decreased 4% in Fiscal 1999 and unit sales decreased 3% during the same period. The store count for Other Retail included 94 stores at the end of Fiscal 1999 compared to 96 stores at the end of Fiscal 1998.

Other Retail operating income for Fiscal 1999 was down 53.1% to $2.2 million compared to $4.7 million in Fiscal 1998. The decrease was due to decreased sales, decreased gross margin as a percentage of sales and increased expenses as a percentage of sales caused in large part by the leased department transition. See "Jarman Leased Departments Transition" under Significant Developments above for further information.

Johnston & Murphy

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        1999        1998     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $147,434   $125,568    17.4%
    Operating income ............................      $ 19,708   $ 14,827    32.9%
    Operating margin ............................          13.4%      11.8%


Johnston & Murphy net sales increased 17.4% to $147.4 million in Fiscal 1999 from $125.6 million in Fiscal 1998, reflecting primarily an 8% increase in comparable store sales for Johnston & Murphy retail operations, which accounted for 62% of Johnston & Murphy segment sales in Fiscal 1999 and Fiscal 1998, a 4% increase in average Johnston & Murphy retail stores operated and a 15% increase in Johnston & Murphy wholesale sales. The store count for Johnston & Murphy retail operations at the end of Fiscal 1999 included 132 Johnston & Murphy stores and factory stores compared to 127 Johnston & Murphy stores and factory stores at the end of Fiscal 1998. The average price per pair of shoes for Johnston & Murphy retail increased 2% in Fiscal 1999 and unit sales increased 14% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 13% in Fiscal 1999 while the average price per pair of shoes remained flat for the same period.

Johnston & Murphy operating income for Fiscal 1999 increased 32.9% from $14.8 million in Fiscal 1998 to $19.7 million in Fiscal 1999, primarily due to increased sales and increased gross margin as a percentage of sales.

Licensed Brands

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        1999        1998     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)
    Net sales ...................................      $67,356    $57,890     16.4%
    Operating income ............................      $ 2,435    $ 4,505    (45.9%)
    Operating margin ............................          3.6%       7.8%

Licensed Brands net sales increased 16.4% to $67.4 million in Fiscal 1999 from $57.9 million in Fiscal 1998, reflecting primarily a 15% increase in Licensed Brands wholesale sales. There were 24 Nautica leased departments at the end of Fiscal 1999 compared to four Nautica leased departments at the end of Fiscal 1998. Unit sales for the Licensed Brands wholesale businesses increased 20% in Fiscal 1999 while the average price per pair of shoes decreased 5% for the same period.

Licensed Brands operating income for Fiscal 1999 decreased 45.9% from $4.5 million in Fiscal 1998 to $2.4 million in Fiscal 1999, primarily due to decreased gross margin as a percentage of sales due to increased markdowns in the Company's Nautica Footwear business and increased expenses as a percentage of sales.

Leather

                                                       Fiscal Year Ended
                                                       ------------------      %
                                                        1999        1998     Change
                                                       -------    -------    -------
                                                       (dollars in thousands)

    Net sales ...................................      $18,934    $29,218    (35.2%)
    Operating income ............................      $   898    $ 1,519    (40.9%)
    Operating margin ............................          4.7%       5.2%

Leather net sales decreased 35.2% to $18.9 million in Fiscal 1999 from $29.2 million in Fiscal 1998, primarily due to lower orders from military footwear suppliers, which were impacted by a decrease in demand for leather military footwear, which make up the majority of the Company's tanned leather business.

Leather operating income for Fiscal 1999 decreased 40.9% from $1.5 million in Fiscal 1998 to $0.9 million in Fiscal 1999, primarily due to lower sales and increased expenses as a percentage of sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for Fiscal 1999 were $11.0 million compared to $11.8 million for Fiscal 1998 (exclusive of a restructuring gain of $2.4 million and other charges of $2.3 million, primarily litigation and severance charges, in Fiscal 1999 and a restructuring charge of $17.7 million and other charges of $0.9 million, primarily litigation and severance charges, in Fiscal 1998), a decrease of 6.5%. The decrease in corporate expenses in Fiscal 1999 is attributable primarily to decreased compensation expense, including decreased bonus accruals.

Interest expense decreased 9.1% from $10.2 million in Fiscal 1998 to $9.3 million in Fiscal 1999, primarily due to the decrease in interest rates on the Company's long-term debt from 10 3/8% on $75 million in borrowings as a result of the notes being redeemed in Fiscal 1999 to 5 1/2% on $103.5 million of convertible notes issued in Fiscal 1999. Interest income increased 101% from $1.3 million in Fiscal 1998 to $2.6 million in Fiscal 1999, due to increases in average short-term investments as a result of the increased cash from the Boot Divestiture and the net proceeds from the issuance of $103.5 million of 5 1/2% convertible subordinated notes. There were no borrowings under the Company's revolving credit facility during either Fiscal 1999 or Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                      Jan. 29,    Jan. 30,    Jan. 31,
                                                        2000        1999        1998
                                                      --------    --------    --------
                                                            (dollars in millions)
    Cash and short-term investments ................  $  57.9     $  58.7     $  49.3
    Working capital ................................  $ 138.0     $ 155.8     $ 119.3
    Long-term debt (includes current maturities) ...  $ 103.5     $ 103.5     $  75.0
    Current ratio ..................................      2.8x        3.1x        2.6x


Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $45.7 million in Fiscal 2000 compared to $7.5 million in Fiscal 1999. The $38.2 million increase in cash flow from operating activities reflects primarily improved earnings, a much smaller increase in inventory for Fiscal 2000 compared to Fiscal 1999 and an increase in accrued liabilities for increased bonus accruals and income taxes to be paid in Fiscal 2001. The Company's earnings before income taxes, discontinued operations and extraordinary loss improved $10.9 million with an increase of only $2.6 million in taxes paid as the Company utilized its remaining net operating loss carryforwards. Contributing to the inventory change was a slowdown in store openings from 162 stores in Fiscal 1999 compared to 113 stores in Fiscal 2000 and the sell off of Jarman Leased departments inventory. Cash provided by operating activities was $7.5 million in Fiscal 1999 compared to $26.9 million in Fiscal 1998. The $19.4 million decrease in cash flow from operating activities reflects primarily $8.2 million in pension contributions and a $9.4 million reduction in accrued liabilities due to payments related to the Boot Divestiture, changes in timing of interest payments and decreased bonus accruals.

The $0.3 million increase in inventories at January 29, 2000 from January 30, 1999 levels reflects planned increases in retail inventory to support the net increase of 83 stores, excluding Jarman Leased departments, in Fiscal 2000. The $12.3 million increase in inventories at January 30, 1999 reflects planned increases in retail inventory to support the net increase of 93 stores, excluding Jarman Leased departments, in Fiscal 1999 and increases in men's wholesale inventory to support growth in certain of the wholesale businesses.

Accounts receivable at January 29, 2000 decreased $0.7 million compared to January 30, 1999 primarily due to exiting the Jarman Leased departments business. Accounts receivable at January 30, 1999 increased $2.8 million compared to January 31, 1998, primarily due to increased sales of men's branded footwear.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                               Fiscal Year Ended
                                                                               -----------------
                                                                         2000         1999          1998
                                                                       -------      -------       --------
                                                                                (in thousands)
    Accounts payable ...........................................       $  (348)     $  (634)      $ 11,209
    Accrued liabilities ........................................         4,385       (3,107)        (2,456)
                                                                       -------      -------       --------
                                                                       $ 4,037      $(3,741)      $  8,753
                                                                       =======      =======       ========

The fluctuations in accounts payable for Fiscal 2000 from Fiscal 1999 and for Fiscal 1999 from Fiscal 1998 are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities in Fiscal 2000 was due primarily to increased bonus accruals and income tax accruals. The change in accrued liabilities in Fiscal 1999 was due primarily to payments related to the Boot Divestiture and changes in timing of interest payments.

There were no revolving credit borrowings during Fiscal 2000, 1999 and 1998, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures
Capital expenditures were $22.3 million, $23.5 million and $24.7 million for Fiscal 2000, 1999 and 1998, respectively. The $1.2 million decrease in Fiscal 2000 capital expenditures as compared to Fiscal 1999 resulted primarily from a decrease of capital expenditures connected with new system initiatives related to the year 2000 which more than offset the increase in retail store capital expenditures due to the increase in new stores. The $1.2 million decrease in Fiscal 1999 capital expenditures as compared to Fiscal 1998 resulted primarily from a decrease in the number of major renovations in retail stores for Fiscal 1999 versus Fiscal 1998.

Total capital expenditures in Fiscal 2001 are expected to be approximately $29.8 million. These include expected retail expenditures of $24.5 million to open up to approximately 100 Journeys stores, 13 Johnston & Murphy stores and factory stores, 41 Jarman Retail stores which includes approximately 20 Underground Station stores and three Stone & Co. stores and to complete 42 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $5.3 million, including approximately $2.0 million for new systems to improve customer service and support the Company's growth.

Year 2000
The Company completed its Year 2000 software program conversions and compliance programs during the fourth quarter of Fiscal 2000. The total cost of upgrading most of the Company's major operating systems, including the Year 2000 project for Fiscal Years 1998 through 2000, was $19.1 million. Of the total project cost, approximately $11.2 million is attributable to the purchase of new software and hardware which has been capitalized. The remaining $7.9 million has been expensed, including costs of $1.8 million for Fiscal 2000. Subsequent to December 31, 1999, the Company has not experienced any material Year 2000 problems either internally or from outside sources. The Company has no reason to believe that Year 2000 problems will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have had Year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to Year 2000 computer-related problems. The Company will continue to monitor its operations for any Year 2000 problems.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $250,000 reflected in Fiscal 1998, $402,000 reflected in Fiscal 1999 and $472,000 reflected in Fiscal 2000. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2001, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $3.1 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. The Company has also authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company repurchased 3.4 million shares at a cost of $39.5 million during Fiscal 2000. The Company has repurchased a total of 5.8 million shares at a cost of $51.8 million from previous authorizations for Fiscal 1999 and Fiscal 2000.

There were $9.8 million of letters of credit outstanding under the revolving credit agreement at January 29, 2000, leaving availability under the revolving credit agreement of $55.2 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At January 29, 2000, $30.1 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

FINANCIAL MARKET RISK
The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company's outstanding long-term debt of $103.5 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company's interest expense due to fluctuations in market interest rates. The fair value of the Company's long-term debt was $77.8 million at January 29, 2000 based on a dealer quote.

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at January 29, 2000. As a result, the interest rate market risk implicit in these investments at January 29, 2000, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. The loss from such transaction was $2.5 million at January 29, 2000. At January 29, 2000, the Company had $30.1 million of foreign exchange contracts for Italian Lira and Euro. As of January 29, 2000, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $5.0 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at January 29, 2000, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2001 would not be material.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

CHANGES IN ACCOUNTING PRINCIPLES
The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in March 1998. The Company adopted the new rules in Fiscal 2000 and capitalized approximately $0.6 million of software development costs during the year.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued SFAS No. 137 in July 1999 to delay the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, the impact of adopting the provisions of this statement is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use at that time.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants                                                                           32

Consolidated Balance Sheet, January 29, 2000 and January 30, 1999                                           33

Consolidated Earnings, each of the three fiscal years ended 2000, 1999 and 1998                             34

Consolidated Cash Flows, each of the three fiscal years ended
   2000, 1999 and 1998                                                                                      35

Consolidated Shareholders' Equity, each of the three fiscal years ended
   2000, 1999 and 1998                                                                                      36

Notes to Consolidated Financial Statements                                                                  37

To the Board of Directors and
Shareholders of Genesco Inc.


                       Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 74, presents fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries (the "Company") at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 74 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/PricewaterhouseCoopers LLP
-----------------------------
Nashville, Tennessee
February 22, 2000

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Balance Sheet
                                  In Thousands

                                                                                            AS OF FISCAL YEAR END
-----------------------------------------------------------------------------------------------------------------
                                                                                          2000               1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                                      $  57,860          $  58,743
Accounts receivable                                                                     23,617             26,258
Inventories                                                                            109,815            117,213
Deferred income taxes                                                                   14,826             19,327
Other current assets                                                                     8,881              6,719
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                   214,999            228,260
-----------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                                     68,661             58,387
Deferred income taxes                                                                    4,184             10,370
Other noncurrent assets                                                                 13,321             10,181
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 301,165          $ 307,198
=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $  74,874          $  70,606
Provision for discontinued operations                                                    2,118              1,876
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               76,992             72,482
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         103,500            103,500
Other long-term liabilities                                                              6,368              6,446
Provision for discontinued operations                                                    6,063              8,191
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      192,923            190,619
-----------------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 16)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                         7,882              7,918
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued:   2000 - 21,714,678; 1999 - 24,327,109                                  21,715             24,327
     Additional paid-in capital                                                         94,784            126,095
     Retained earnings (accumulated deficit)                                             1,718            (23,904)
     Accumulated other comprehensive income                                                -0-                -0-
     Treasury shares, at cost                                                          (17,857)           (17,857)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             108,242            116,579
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 301,165          $ 307,198
=================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Earnings
                                  In Thousands, except per share amounts


-------------------------------------------------------------------------------------------------------------------------
                                                                                                              FISCAL YEAR
                                                                         ------------------------------------------------
                                                                               2000               1999               1998
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $  573,720         $  549,748         $  536,107
Cost of sales                                                               316,628            305,366            312,534
Selling and administrative expenses                                         209,162            209,089            188,145
Restructuring and other charges, net                                            -0-             (2,403)            17,706
-------------------------------------------------------------------------------------------------------------------------
Earnings from operations before interest                                     47,930             37,696             17,722
-------------------------------------------------------------------------------------------------------------------------
   Interest expense                                                           8,152              9,250             10,174
   Interest income                                                           (2,165)            (2,639)            (1,312)
-------------------------------------------------------------------------------------------------------------------------
Total interest expense, net                                                   5,987              6,611              8,862
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, discontinued operations
   and extraordinary loss                                                    41,943             31,085              8,860
Income taxes (benefit)                                                       16,021            (23,838)                40
-------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations and
   extraordinary loss                                                        25,922             54,923              8,820
Excess provision discontinued operations, net                                   -0-                450                -0-
-------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                           25,922             55,373              8,820
Extraordinary loss from early retirement of debt, net                           -0-             (2,245)              (169)
-------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                             $   25,922         $   53,128         $    8,651
=========================================================================================================================
Basic earnings per common share:
   Before discontinued operations and extraordinary loss                 $     1.14         $     2.15         $      .33
   Discontinued operations                                               $      .00         $      .02         $      .00
   Extraordinary loss                                                    $      .00         $     (.10)        $      .00
   Net earnings                                                          $     1.14         $     2.07         $      .33
Diluted earnings per common share:
   Before discontinued operations and extraordinary loss                 $     1.05         $     1.89         $      .32
   Discontinued operations                                               $      .00         $      .01         $      .00
   Extraordinary loss                                                    $      .00         $     (.07)        $     (.01)
   Net earnings                                                          $     1.05         $     1.83         $      .31
=========================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Cash Flows
                                  In Thousands


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         FISCAL YEAR
                                                                                       ---------------------------------------------
                                                                                             2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                           $   25,922       $   53,128       $    8,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                               10,514            9,691            8,893
Deferred income taxes                                                                      10,687          (28,762)            (520)
Provision for losses on accounts receivable                                                   434              447              969
Impairment of long-lived assets and other charges                                             -0-              -0-              831
Loss on retirement of debt                                                                    -0-            3,651              169
Restructuring charge (gain)                                                                   -0-           (2,403)          16,875
Excess loss on discontinued operations                                                        -0-             (731)             -0-
Other                                                                                       1,690            2,344            1,328
Effect on cash of changes in working capital and other assets and liabilities:
     Accounts receivable                                                                      671           (2,814)           3,935
     Inventories                                                                             (282)         (12,284)         (22,487)
     Other current assets                                                                  (2,162)            (913)          (1,437)
     Accounts payable and accrued liabilities                                               4,037           (3,741)           8,753
     Other assets and liabilities                                                          (5,785)         (10,082)             912
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  45,726            7,531           26,872
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                   (22,312)         (23,512)         (24,725)
   Proceeds from businesses divested and asset sales                                       10,069           14,115              193
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (12,243)          (9,397)         (24,532)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments of long-term debt                                                                 -0-          (77,220)             -0-
   Payments on capital leases                                                                  (2)            (243)          (1,206)
   Stock repurchases                                                                      (39,519)         (12,232)             -0-
   Long-term borrowings                                                                       -0-          103,500              -0-
   Dividends paid                                                                            (300)          (1,502)             -0-
   Exercise of options and related income tax benefits                                      5,455            4,056            3,874
   Deferred note expense                                                                      -0-           (3,970)             -0-
   Other                                                                                      -0-           (1,056)             893
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       (34,366)          11,333            3,561
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                                (883)           9,467            5,901
Cash and short-term investments at
   beginning of year                                                                       58,743           49,276           43,375
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                         $   57,860       $   58,743       $   49,276
===================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                                            $    7,520       $   11,112       $    9,594
   Income taxes                                                                             2,605               23              375


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMU-
                                                 TOTAL                                 RETAINED      LATED
                                                  NON-                                 EARNINGS      OTHER                TOTAL
                                            REDEEMABLE          ADDITIONAL               (ACCU-    COMPRE-    COMPRE-    SHARE-
                                             PREFERRED   COMMON   PAID-IN   TREASURY    MULATED    HENSIVE    HENSIVE  HOLDERS'
                                                 STOCK    STOCK   CAPITAL      STOCK    DEFICIT)    INCOME     INCOME    EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997                     $   7,944  $25,195  $122,615  $ (17,857) $ (84,107)   $   -0-             $ 53,790
===============================================================================================================================
Net earnings                                       -0-      -0-       -0-        -0-      8,651        -0-      8,651     8,651
Exercise of options                                -0-      458     2,809        -0-        -0-        -0-        -0-     3,267
Issue shares - Employee Stock Purchase Plan        -0-       70       496        -0-        -0-        -0-        -0-       566
Issue shares - litigation settlement               -0-      525     6,175        -0-        -0-        -0-        -0-     6,700
Tax effect of exercise of stock options            -0-      -0-        42        -0-        -0-        -0-        -0-        42
Minimum pension liability adjustment               -0-      -0-       -0-        -0-        -0-     (1,150)    (1,150)   (1,150)
Other                                                1       16        81        -0-        -0-        -0-        -0-        98
                                                                                                             --------
Comprehensive Income                                                                                         $  7,501
-------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                     $   7,945  $26,264  $132,218  $ (17,857) $ (75,456)   $(1,150)            $ 71,964
===============================================================================================================================
Net earnings                                       -0-      -0-       -0-        -0-     53,128        -0-     53,128    53,128
Dividends paid                                     -0-      -0-       -0-        -0-     (1,576)       -0-        -0-    (1,576)
Exercise of options                                -0-      230       845        -0-        -0-        -0-        -0-     1,075
Issue shares - restricted stock options            -0-       67       533        -0-        -0-        -0-        -0-       600
Issue shares - Employee Stock Purchase Plan        -0-      107       387        -0-        -0-        -0-        -0-       494
Tax effect of exercise of stock options            -0-      -0-     1,887        -0-        -0-        -0-        -0-     1,887
Stock repurchases                                  -0-   (2,343)   (9,889)       -0-        -0-        -0-        -0-   (12,232)
Minimum pension liability adjustment               -0-      -0-       -0-        -0-        -0-      1,150      1,150     1,150
Other                                              (27)       2       114        -0-        -0-        -0-        -0-        89
                                                                                                             --------
Comprehensive Income                                                                                         $ 54,278
-------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                     $   7,918  $24,327  $126,095  $ (17,857) $ (23,904)   $   -0-             $116,579
===============================================================================================================================
Net earnings                                       -0-      -0-       -0-        -0-     25,922        -0-     25,922    25,922
Dividends paid                                     -0-      -0-       -0-        -0-       (300)       -0-        -0-      (300)
Exercise of options                                -0-      693     2,796        -0-        -0-        -0-        -0-     3,489
Issue shares - Employee Stock Purchase Plan        -0-      122       417        -0-        -0-        -0-        -0-       539
Tax effect of exercise of stock options            -0-      -0-     1,427        -0-        -0-        -0-        -0-     1,427
Stock repurchases                                  -0-   (3,439)  (36,080)       -0-        -0-        -0-        -0-   (39,519)
Other                                              (36)      12       129        -0-        -0-        -0-        -0-       105
                                                                                                             --------
Comprehensive Income                                                                                         $ 25,922
-------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 29, 2000                     $   7,882  $21,715  $ 94,784  $ (17,857) $   1,718    $   -0-             $108,242
===============================================================================================================================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at January 29, 2000 of 679 Jarman, Journeys, Johnston & Murphy, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman Leased departments in Fiscal 2000. The Company had 78 Jarman Leased departments at January 30, 1999. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman Leased departments business contributed sales of approximately $1.2 million, $47.4 million and $52.3 million and operating earnings (loss) of $(0.3) million, $2.1 million and $4.1 million in Fiscal 2000, 1999 and 1998, respectively.

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

FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2000, 1999 and 1998 were 52-week years and had 364 days. Fiscal Year 2000 ended on January 29, 2000, while Fiscal Years 1999 and 1998, ended on January 30, 1999 and January 31, 1998, respectively.

FINANCIAL STATEMENT RECLASSIFICATIONS
Certain reclassifications have been made to conform prior years' data to the current presentation.

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at January 29, 2000 and January 30, 1999, are short-term investments of $47.1 million and $53.5 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira and Euro. At January 29, 2000 and January 30, 1999, the Company had approximately $30.1 million and $21.2 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. The loss from these contracts for Fiscal 2000 was $2.5 million and the gain from these contracts for Fiscal 1999 was $0.2 million. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company's financial instruments at January 29, 2000 and January 30, 1999 are:

FAIR VALUES
------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                2000                              1999
------------------------------------------------------------------------------------------------------------------
                                                           CARRYING            FAIR       CARRYING            FAIR
                                                             AMOUNT           VALUE         AMOUNT           VALUE
LIABILITIES
Long-term Debt                                            $ 103,500       $  77,801      $ 103,500       $  72,900

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

The Company implemented Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of Fiscal 1999. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company has restated all prior period information (see Note 13).

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

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADVERTISING COSTS
Advertising costs are predominantly expensed as incurred. Advertising costs were $19.1 million, $19.4 million and $14.4 million for Fiscal 2000, 1999 and 1998, respectively.

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

EARNINGS PER COMMON SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. (see Note 14).

COMPREHENSIVE INCOME
The Company implemented Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1999. This statement establishes standards for reporting and display of comprehensive income. SFAS 130 requires, among other things, the Company's minimum pension liability adjustment to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or shareholders' equity for Fiscal years 2000, 1999 or 1998.

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

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS

Workforce Reduction
In connection with the Boot Divestiture discussed below and the closing of the Jarman Leased departments, the Company reviewed the structure and level of staffing in all of its operations during the third and fourth quarters of Fiscal 1999. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which substantially all were eliminated by January 29, 2000. Twenty-six of the positions eliminated related to the Jarman Leased departments business, with the remainder being primarily employed at corporate headquarters.

Fiscal 1998 Restructuring
As a result of the continued weakness in the western boot market, the Company approved a plan in the fourth quarter of Fiscal 1998 to exit the western boot business (the "Boot Divestiture"). In connection with the Boot Divestiture, the Company recorded a charge to earnings of $17.3 million in the fourth quarter of Fiscal 1998, including $11.3 million in asset writedowns. The carrying value of the assets held for sale was reduced to fair value based on estimated selling values less estimated costs to sell. The charges related to the Boot Divestiture also included $3.2 million in employee-related costs and $2.8 million of facility shutdown and other costs. On June 12, 1998, the Company and Texas Boot, Inc. entered into an agreement providing for the purchase by Texas Boot, Inc. of most of the assets related to the western boot business, including the Company's 26 store Boot Factory retail chain, which the Company had not planned to include in the Boot Divestiture. The Company completed the divestiture on July 14, 1998. Net sales of the Company's western boot business were $16.6 million and $59.3 million for Fiscal 1999 and 1998, respectively, and the operating loss was $1.3 million and $2.6 million for Fiscal 1999 and 1998, respectively.

Net earnings for the second quarter ended August 1, 1998 reflect a restructuring gain of $2.4 million, primarily from the Boot Divestiture. The gain represents savings of expected employee-related costs and facility shutdown costs because the buyer continued to operate a manufacturing facility that the Company would have closed and retained certain employees whose positions the Company would have eliminated. The Company's actions relating to the Boot Divestiture directly resulted in the elimination of 622 jobs, including all positions related to the western boot business and the Boot Factory retail chain.

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

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS, CONTINUED

During the second quarter of Fiscal 1998, the Company recorded a restructuring gain of $1.1 million and losses from an asset impairment and other charges of $0.8 million, resulting in a net gain of $0.3 million reported in the income statement. The restructuring gain relates to both the Manufacturing Restructuring discussed below and a restructuring plan adopted in the third quarter of Fiscal 1995 (the "1995 Restructuring"). It arose primarily from the sale of one facility and cancellation of leases on two facilities (including one facility included in the 1995 Restructuring) more quickly and on more favorable terms than contemplated when the reserves were established. The asset impairment and other charges during the second quarter of Fiscal 1998 arose from the decrease in production in one of the Company's western boot plants as a result of continued weakness in the western boot market. The asset impairment and other charges related to excess equipment, including $0.1 million of equipment covered by operating leases.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE

-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                            $  25,125          $  23,106
Miscellaneous receivables                                                                1,679              5,430
-----------------------------------------------------------------------------------------------------------------
Total receivables                                                                       26,804             28,536
Allowance for bad debts                                                                   (926)            (1,075)
Other allowances                                                                        (2,261)            (1,203)
-----------------------------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                                              $  23,617          $  26,258
=================================================================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for more than 12% of the Company's trade receivables balance as of January 29, 2000 and no other customer accounted for more than 10% of the Company's trade receivables balance as of January 29, 2000.


NOTE 4
INVENTORIES

-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------------
Raw materials                                                                        $   3,098          $   2,969
Work in process                                                                          2,146              2,077
Finished goods                                                                          31,513             33,949
Retail merchandise                                                                      73,058             78,218
-----------------------------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                                                    $ 109,815          $ 117,213
=================================================================================================================

                                GENESCO INC.
                                AND CONSOLIDATED SUBSIDIARIES
                                Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                                              $     302          $     263
   Buildings and building equipment                                                      2,726              2,729
   Machinery, furniture and fixtures                                                    50,345             39,587
   Construction in progress                                                              7,116              8,819
   Improvements to leased property                                                      58,962             56,790
Capital leases:
   Buildings                                                                               305                200
   Machinery, furniture and fixtures                                                       -0-              4,026
-----------------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                                           119,756            112,414
Accumulated depreciation and amortization:
   Plant and equipment                                                                 (50,794)           (49,993)
   Capital leases                                                                         (301)            (4,034)
-----------------------------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                                              $  68,661          $  58,387
=================================================================================================================

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Notes to Consolidated Financial Statements


NOTE 6
OTHER NONCURRENT ASSETS

-------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                 2000                    1999
-------------------------------------------------------------------------------------------------------------------------
Other noncurrent assets:
   Prepaid pension cost                                                                  $  8,554                $  4,728
   Investments and long-term receivables                                                    1,761                   1,841
   Deferred note expense                                                                    3,006                   3,612
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                                            $ 13,321                $ 10,181
=========================================================================================================================

NOTE 7
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

-------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                                 2000                    1999
-------------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                                   $ 32,957                $ 33,305
Accrued liabilities:
   Employee compensation                                                                   14,222                  12,218
   Taxes other than income taxes                                                            5,635                   4,665
   Rent                                                                                     4,476                   3,574
   Income taxes                                                                             3,621                   2,325
   Interest                                                                                 1,832                   1,778
   Insurance                                                                                1,756                   2,121
   Other                                                                                   10,375                  10,620
-------------------------------------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                           $ 74,874                $ 70,606
=========================================================================================================================

At January 29, 2000 and January 30, 1999, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $7.8 million and $7.2 million, respectively. These amounts are included in trade accounts payable.

                                 GENESCO INC.
                                 AND CONSOLIDATED SUBSIDIARIES
                                 Notes to Consolidated Financial Statements


NOTE 8
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                                           EMPLOYEE
                                                                            RELATED
IN THOUSANDS                                                                  COSTS*             OTHER              TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                                 $    9,693         $      374         $   10,067
Charges and adjustments, net                                                 (1,512)              (374)            (1,886)
-------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                                      8,181                -0-              8,181
Current portion                                                               2,118                -0-              2,118
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                                                $    6,063         $      -0-         $    6,063
=========================================================================================================================

*Union pension withdrawal liability.

RESTRUCTURING RESERVES

-------------------------------------------------------------------------------------------------------------------------
                                                          EMPLOYEE           FACILITY
                                                           RELATED           SHUTDOWN
IN THOUSANDS                                                 COSTS              COSTS             OTHER             TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                   $   268            $   955           $   985           $ 2,208
Charges and adjustments, net                                  (204)              (519)             (458)           (1,181)
-------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                        64                436               527             1,027
Current portion (included in accounts
   payable and accrued liabilities)                             64                352               527               943
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)               $   -0-            $    84           $   -0-           $    84
=========================================================================================================================

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Notes to Consolidated Financial Statements


NOTE 9
LONG-TERM DEBT


-------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                             2000               1999
-------------------------------------------------------------------------------------------------------------------
5 1/2% convertible subordinated notes due April 2005                                 $ 103,500          $ 103,500
-------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                   103,500            103,500
Current portion                                                                            -0-                -0-
-------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION OF LONG-TERM DEBT                                           $ 103,500          $ 103,500
===================================================================================================================

REVOLVING CREDIT AGREEMENT:
On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million which, as amended, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. The replacement of the $35 million revolving credit agreement resulted in an extraordinary loss of $169,000, recognized in the third quarter of Fiscal 1998. Outstanding letters of credit at January 29, 2000 were $9.8 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.25% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.375% per annum on $65.0 million and also varies based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $30.0 million for Fiscal 1998 and thereafter, subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at January 29, 2000.

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

                              GENESCO INC.
                              AND CONSOLIDATED SUBSIDIARIES
                              Notes to Consolidated Financial Statements


NOTE 9
LONG-TERM DEBT, CONTINUED

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:
On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes are convertible into 47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter of Fiscal 1999 the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss of $3.7 million ($2.2 million net of tax), 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain covenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes.

The indenture pursuant to which the convertible subordinated notes were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 10
COMMITMENTS UNDER LONG-TERM LEASES

OPERATING LEASES
Rental expense under operating leases of continuing operations was:


IN THOUSANDS                 2000           1999           1998
----------------------------------------------------------------
Minimum rentals           $ 34,814       $ 30,121       $ 23,398
Contingent rentals           3,517         10,598         11,611
Sublease rentals            (1,039)          (993)        (1,039)
----------------------------------------------------------------
TOTAL RENTAL EXPENSE      $ 37,292       $ 39,726       $ 33,970
================================================================

Minimum rental commitments payable in future years are:


FISCAL YEARS                                        IN THOUSANDS
----------------------------------------------------------------
2001                                                    $ 37,084
2002                                                      35,752
2003                                                      33,796
2004                                                      31,205
2005                                                      30,397
Later years                                              107,297
----------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                        $275,531
================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 6% of the Company's leases contain renewal options.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11
SHAREHOLDERS' EQUITY
NON-REDEEMABLE PREFERRED STOCK



                                                           NUMBER OF SHARES        AMOUNTS IN THOUSANDS       COMMON
                                             SHARES        ----------------        --------------------     CONVERTIBLE   NO. OF
CLASS    (IN ORDER OF PREFERENCE)          AUTHORIZED   2000     1999    1998     2000     1999     1998       RATIO      VOTES
-------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                              64,368  37,116   37,128  37,128   $1,484   $1,485   $1,485        .83         1
   $4.75 Series 3                              40,449  19,369   19,369  19,369    1,937    1,937    1,937       2.11         2
   $4.75 Series 4                              53,764  16,412   16,412  16,412    1,641    1,641    1,641       1.52         1
   Series 6                                   400,000     -0-      -0-     -0-      -0-      -0-      -0-                  100
$1.50 Subordinated Cumulative Preferred     5,000,000  30,017   30,017  30,017      901      901      901
------------------------------------------------------------------------------------------------------------------------------
                                                      102,914  102,926 102,926    5,963    5,964    5,964
Employees' Subordinated
   Convertible Preferred                    5,000,000  72,066   73,696  80,313    2,162    2,211    2,409       1.00*        1
------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                     8,125    8,175    8,373
Employees' Preferred Stock Purchase Accounts                                       (243)    (257)    (428)
------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                             $7,882   $7,918   $7,945
==============================================================================================================================


* Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.


PREFERRED STOCK TRANSACTIONS


IN THOUSANDS                                                   EMPLOYEES'
                                             NON-REDEEMABLE    PREFERRED            TOTAL
                           NON-REDEEMABLE      EMPLOYEES'        STOCK          NON-REDEEMABLE
                             PREFERRED         PREFERRED        PURCHASE           PREFERRED
                               STOCK             STOCK          ACCOUNTS            STOCK
----------------------------------------------------------------------------------------------
Balance February 1, 1997      $ 5,974          $ 2,409           $(439)            $ 7,944
----------------------------------------------------------------------------------------------
Other                             (10)             -0-              11                   1
----------------------------------------------------------------------------------------------
Balance January 31, 1998        5,964            2,409            (428)              7,945
----------------------------------------------------------------------------------------------
Other                             -0-             (198)            171                 (27)
----------------------------------------------------------------------------------------------
Balance January 30, 1999        5,964            2,211            (257)              7,918
----------------------------------------------------------------------------------------------
Other                              (1)             (49)             14                 (36)
----------------------------------------------------------------------------------------------
BALANCE JANUARY 29, 2000      $ 5,963          $ 2,162           $(243)            $ 7,882
==============================================================================================

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

COMMON STOCK:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 29, 2000--21,714,678 shares; January 30, 1999--24,327,109 shares. There were
488,464 shares held in treasury at January 29, 2000 and January 30, 1999 not considering the shares repurchased in Fiscal 2000 and 1999. Each outstanding share is entitled to one vote. At January 29, 2000, common shares were reserved as follows: 168,637 shares for conversion of preferred stock; 547,263 shares for the 1987 Stock Option Plan; 2,039,690 shares for the 1996 Stock Option Plan; 97,639 shares for the Restricted Stock Plan for Directors; and 457,699 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 29, 2000, 815,084 shares of common stock were issued for the exercise of stock options and 11,785 shares were issued as part of the Directors Restricted Stock Plan. In addition, the Company repurchased 3,439,300 shares of common stock. An additional 1,017,900 shares may be repurchased under stock buy back programs announced in August 1998, January 1999 and February 2000.

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

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At January 29, 2000, $30.1 million was available for such payments.

The April 9, 1998 indenture, under which the Company's 5 1/2% convertible subordinated notes due 2005 were issued, does not restrict the payment of dividends.

Dividends declared for Fiscal 2000 for the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company's $1.50 Subordinated Cumulative Preferred Stock were $300,000.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11
SHAREHOLDERS' EQUITY, CONTINUED

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK

                                                                                            NON-
                                                                                         REDEEMABLE                EMPLOYEES'
                                                                  COMMON                 PREFERRED                 PREFERRED
                                                                  STOCK                    STOCK                     STOCK
---------------------------------------------------------------------------------------------------------------------------
Issued at February 1, 1997                                     25,194,504                 103,021                    80,313
Exercise of options                                               457,848                     -0-                       -0-
Issue shares - Employee Stock Purchase Plan                        70,058                     -0-                       -0-
Issue shares - Litigation Settlement                              525,495                     -0-                       -0-
Other                                                              16,204                     (95)                      -0-
---------------------------------------------------------------------------------------------------------------------------
Issued at January 31, 1998                                     26,264,109                 102,926                    80,313
Exercise of options                                               296,543                     -0-                       -0-
Issue shares - Employee Stock Purchase Plan                       106,800                     -0-                       -0-
Stock Repurchase                                               (2,342,800)                    -0-                       -0-
Other                                                               2,457                     -0-                    (6,617)
---------------------------------------------------------------------------------------------------------------------------
Issued at January 30, 1999                                     24,327,109                 102,926                    73,696
Exercise of options                                               692,722                     -0-                       -0-
Issue shares - Employee Stock Purchase Plan                       122,362                     -0-                       -0-
Stock Repurchase                                               (3,439,300)                    -0-                       -0-
Other                                                              11,785                     (12)                   (1,630)
---------------------------------------------------------------------------------------------------------------------------
Issued at January 29, 2000                                     21,714,678                 102,914                    72,066
Less treasury shares                                              488,464                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 29, 2000                                21,226,214                 102,914                    72,066
===========================================================================================================================

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 12
INCOME TAXES

Income tax expense (benefit) from continuing operations is comprised of the following:


IN THOUSANDS                                                           2000               1999            1998
---------------------------------------------------------------------------------------------------------------
Current
   U.S. federal                                                    $   3,534         $    1,789          $  505
   Foreign                                                               615                 76              55
   State                                                                 638                 47             -0-
Deferred
   U.S. federal                                                       10,224            (22,335)           (505)
   Foreign                                                                77               (237)            (15)
   State                                                                 933             (3,178)            -0-
---------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT)                                  $ 16,021          $ (23,838)        $    40
===============================================================================================================

Deferred tax assets and liabilities are comprised of the following:

                                                                              JANUARY 29,          January 30,
IN THOUSANDS                                                                      2000                 1999
---------------------------------------------------------------------------------------------------------------
Pensions                                                                      $   (3,681)            $ (1,896)
---------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                    (3,681)              (1,896)
---------------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                                     -0-                7,715
Net capital loss carryforwards                                                     7,726                7,826
Provisions for discontinued operations
   and restructurings                                                              4,202                5,073
Inventory valuation                                                                2,068                2,090
Expense accruals                                                                   5,885                5,116
Allowances for bad debts and notes                                                   907                  703
Uniform capitalization costs                                                       2,374                2,131
Depreciation                                                                       3,142                4,355
Other                                                                              2,095                2,106
Tax credit carryforwards                                                           2,377                2,743
---------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                         30,776               39,858
---------------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                            (8,085)              (8,265)
---------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                        $  19,010              $29,697
===============================================================================================================

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 12
INCOME TAXES, CONTINUED

The Company has capital loss carryforwards available to offset future U.S. capital gains of approximately $20 million expiring in 2001.

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as the Company believes that it is more likely than not that the benefits will be realized.

The Company previously limited the recognition of deferred tax assets to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. In the fourth quarter of Fiscal 1999, due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures, the valuation allowance was reduced by a net $40.0 million resulting in a net tax benefit of $23.8 million. The Company's remaining valuation allowance relates primarily to net capital loss carryforwards which can only be used to offset capital gains.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                                   2000         1999          1998
-----------------------------------------------------------------------------------
U. S. federal statutory rate of tax               35.00%       34.00%        34.00%
State taxes (net of federal tax benefit)           3.97         4.50          4.50
Release of deferred tax valuation allowance        (.43)     (115.38)       (38.50)
Other                                              (.34)         .19           -0-
-----------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                38.20%      (76.69)%         -0-
===================================================================================

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13
RETIREMENT AND OTHER BENEFIT PLANS

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

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

ASSETS AND OBLIGATIONS

The following table sets forth the change in benefit obligation for the respective fiscal year:


                                                                  PENSION BENEFITS                OTHER BENEFITS
                                                                  ----------------                --------------
IN THOUSANDS                                                    2000           1999           2000            1999
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                     $  98,263        $97,530       $  2,775          $2,653
Service cost                                                    1,893          1,575             71              84
Interest cost                                                   6,509          6,460            122             180
Plan participants' contributions                                  -0-            -0-            126             116
Benefits paid                                                  (7,574)        (8,088)          (375)           (304)
Actuarial (gain) or loss                                      (11,218)           786           (888)             46
-------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                           $  87,873        $98,263       $  1,831          $2,775
===================================================================================================================

The following table sets forth the change in plan assets for the respective fiscal year:


                                                                 PENSION BENEFITS               OTHER BENEFITS
                                                                 ----------------               --------------
IN THOUSANDS                                                    2000           1999           2000            1999
------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year              $  92,190        $84,848       $   -0-         $  -0-
Actual return on plan assets                                   10,158          7,209           -0-            -0-
Employer contributions                                          5,504          8,221           249            188
Plan participants' contributions                                  -0-            -0-           126            116
Benefits paid                                                  (7,574)        (8,088)         (375)          (304)
------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                     $100,278        $92,190       $   -0-         $  -0-
==================================================================================================================

At January 29, 2000 and January 30, 1999, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

The following table sets forth the funded status of the plans for the respective fiscal year:


                                                                      PENSION BENEFITS             OTHER BENEFITS
                                                                      ----------------             --------------
IN THOUSANDS                                                        2000           1999         2000            1999
---------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                   $(84,257)      $(92,166)   $  (1,831)        $(2,775)
Future pay increases                                               (3,616)        (6,097)         -0-             -0-
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                      (87,873)       (98,263)      (1,831)         (2,775)
Assets                                                            100,278         92,190          -0-             -0-
---------------------------------------------------------------------------------------------------------------------
Over (under) funded projected benefit obligation                   12,405         (6,073)      (1,831)         (2,775)
Transition obligation                                               1,649          2,474          -0-             -0-
Prior service cost                                                 (1,072)        (1,195)         -0-             -0-
Cumulative net (gains)/losses                                      (4,428)         9,522         (288)            628
---------------------------------------------------------------------------------------------------------------------
(ACCRUED BENEFIT LIABILITY)/PREPAID BENEFIT COST                $   8,554       $  4,728    $  (2,119)        $(2,147)
=====================================================================================================================

The amounts recognized in the balance sheet consist of:

                                                                      PENSION BENEFITS               OTHER BENEFITS
                                                                      ----------------               --------------
IN THOUSANDS                                                        2000           1999         2000            1999
---------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                            $   8,554       $  4,728    $     -0-        $    -0-
Accrued benefit liability                                             -0-            -0-       (2,119)         (2,147)
Intangible asset                                                      -0-            -0-          -0-             -0-
Accumulated other comprehensive income                                -0-            -0-          -0-             -0-
---------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED ON BALANCE SHEET                          $   8,554       $  4,728    $  (2,119)       $ (2,147)
=====================================================================================================================

ASSUMPTIONS

                                                                        PENSION BENEFITS           OTHER BENEFITS
                                                                        ----------------           --------------
                                                                       2000          1999         2000         1999
--------------------------------------------------------------------------------------------------------------------
Discount rate                                                          8.00%         6.75%        8.00%        6.75%
Expected return on plan assets                                         9.50%         9.50%          --           --
Rate of compensation increase                                          5.00%         5.00%          --           --


The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 6.75% to 8.00% from Fiscal 1999 to Fiscal 2000. The increase in the rate decreased the accumulated benefit obligation by $11.3 million and decreased the projected benefit obligation by $12.4 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.00% to 6.75% from Fiscal 1998 to Fiscal 1999. The decrease in the rate increased the accumulated benefit obligation by $2.5 million and increased the projected benefit obligation by $2.8 million.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

For measurement purposes, an 8.00% increase in the health care cost trend rate was used for Fiscal 2000. The trend rate is assumed to decrease gradually to 5.00% by Fiscal 2013. The effect on disclosure information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                                       1% DECREASE             1% INCREASE
                                                                         IN RATES                IN RATES
       (IN THOUSANDS)                                                    --------                --------
       Aggregated service and interest cost                              $  (20)                  $  24
       Accumulated postretirement benefit obligation                     $ (110)                   $127

PENSION EXPENSE


                                                       PENSION BENEFITS                        OTHER BENEFITS
                                                       ----------------                        --------------
IN THOUSANDS                                     2000        1999        1998             2000       1999      1998
-------------------------------------------------------------------------------------------------------------------
Service cost                                 $  1,893    $  1,575    $  1,476           $   71      $  84    $   79
Interest cost                                   6,509       6,460       6,644              122        180       180
Expected return on plan assets                 (7,900)     (7,171)     (6,591)             -0-        -0-       -0-
Amortization:
     Transition obligation                        825         825         983              -0-        -0-       -0-
     Prior service cost                          (123)       (123)       (146)             -0-        -0-       -0-
     Losses                                       473         476         690               28         62        62
-------------------------------------------------------------------------------------------------------------------
     Net amortization                           1,175       1,178       1,527               28         62        62
-------------------------------------------------------------------------------------------------------------------
Curtailment Loss                                  -0-         -0-         379              -0-        -0-       -0-
-------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                    $  1,677    $  2,042    $  3,435            $ 221      $ 326     $ 321
===================================================================================================================

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. The contribution expense to the Company for the matching program was approximately $1.0 million for Fiscal 2000, 1999 and 1998.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 14
EARNINGS PER SHARE

                                       FOR THE YEAR ENDED               For the Year Ended              For the Year Ended
                                         JAN. 29, 2000                    Jan. 30, 1999                   Jan. 31, 1998
                              ----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT            INCOME     SHARES     PER-SHARE   Income      Shares   Per-Share   Income     Shares    Per-Share
  PER SHARE AMOUNTS)          (NUMERATOR)(DENOMINATOR)  AMOUNT  (Numerator)(Denominator)  Amount (Numerator)(Denominator)  Amount
----------------------------------------------------------------------------------------------------------------------------------
Earnings before
   discontinued operations
   and extraordinary loss       $25,922                          $54,923                          $8,820

Less: Preferred stock dividends    (300)                            (300)                           (300)
----------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders           25,622    22,392       $1.14     54,623     25,461     $2.15      8,520       25,464       $.33
                                                        =====                           =====                               ====

EFFECT OF DILUTIVE SECURITIES
 OPTIONS                                      644                             1,042                             1,393
 5 1/2% convertible subordinated
    notes                         3,787     4,918                  3,124      3,969                  -0-          -0-
 Contingent Options(1)                        -0-                                67                                67
 Employees' Preferred Stock(2)                 73                                78                                80
----------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                  $29,409    28,027       $1.05    $57,747     30,617     $1.89     $8,520       27,004       $.32
==================================================================================================================================

(1) These options are contingent upon service to the Company and the Company's common stock trading at various prices. See Note 15 to the Consolidated Financial Statements under "Restricted Stock Options."

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

Options to purchase 343,500 shares of common stock at $13.19 per share, 123,000 shares of common stock at $12.75 per share, 28,000 shares of common stock at $13.69 per share and 10,000 shares of common stock at $13.06 per share were outstanding at the end of Fiscal 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 5.8 million shares announced by the Company in FY 1999 and 2000. The Company has repurchased all but 17,900 shares as of January 29, 2000. The Company's Board of Directors authorized the repurchase of an additional 1.0 million shares in February 2000.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS

The Company's stock-based compensation plans, as of January 29, 2000, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. The compensation cost that has been charged against income for its restricted plans was $0.6 million, $1.1 million and $1.7 million for Fiscal 2000, 1999 and 1998, respectively. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $105,000, $89,000 and $100,000 for Fiscal 2000, 1999 and 1998, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        FISCAL YEARS
                                                       ----------------------------------------------
(In thousands, except per share amounts)                2000                1999               1998
                                                        ----                ----               ----

Net Income                 As reported                 $25,922             $53,128            $ 8,651
                           Pro forma                   $24,839             $52,464            $ 7,954

Diluted EPS                As reported                 $  1.05             $  1.83            $  0.31
                           Pro forma                   $  1.01             $  1.81            $  0.28

Basic EPS                  As reported                 $  1.14             $  2.07            $  0.33
                           Pro forma                   $  1.10             $  2.05            $  0.30


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

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS, CONTINUED

With regard to the 100,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 1,139 shares and 9,522 shares of restricted stock issued to directors for Fiscal 2000 and 1998, respectively. There were no shares issued in Fiscal 1999. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the Outside Director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 9,157 shares, 4,555 shares and 6,475 shares of Retainer Stock issued to directors for Fiscal 2000, 1999 and 1998, respectively. Annually on the date of the annual meeting of shareholders, each outside director shall receive the automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options become exercisable six months after their respective dates of grant, and expire in ten years. There were 28,000 shares of stock options issued to directors for Fiscal 2000.

Under the 1996 Stock Incentive Plan, shares of restricted stock may be issued either alone, in addition to or in tandem with other awards granted under the Plan and/or cash awards made outside the Plan. To encourage stock ownership by key management employees, the Company instituted a program allowing the chief executive officer, eight other executive officers and two high-level operating division employees to elect to receive part or all of their target awards under the Fiscal 1998 plan in the form of nonqualified stock options. The Fiscal 1998 options were granted February 25, 1997. As of the grant date, the participants were permitted to elect to relinquish irrevocably all or a portion of the target award under the plan in exchange for a ten-year option to purchase shares of common stock at the closing price of the stock on the grant date. The option is to become exercisable one year from the date on which entitlement to the award under the plan for Fiscal 1998 is determined by the Company. Compensation cost charged against income for these options was $0.4 million for Fiscal 1998.

The third fixed option plan is the executive stock option plan which granted 200,000 shares to the chief executive officer at the end of Fiscal 1996. The exercise price of these shares is equal to the market price of the Company's stock on the date of grant, the maximum term is 10 years and options for 100,000 shares vested after six months and an additional 100,000 shares vested after one year. These 200,000 shares were exercised during Fiscal 2000.

The weighted-average fair value of each option granted in the fixed stock option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model-average assumptions used for grants in Fiscal 2000, 1999 and 1998, respectively: expected volatility of 62, 62 and 45 percent; risk-free interest rates of 6.7, 5.0 and 6.1 percent; and expected lives of 7.6, seven and six years, respectively.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS, CONTINUED

A summary of the status of the Company's fixed stock option plans as of January 29, 2000, January 30, 1999 and January 31, 1998 and changes during the years ended on those dates is presented below:

                                            2000                           1999                            1998
                                 -----------------------------  -----------------------------  ----------------------------
                                             WEIGHTED-AVERAGE               WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
FIXED OPTIONS                     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE       SHARES    EXERCISE PRICE
-------------                   ---------- ------------------- --------- ---------------------- --------- -----------------

Outstanding at beginning of year 2,271,389     $  5.76          2,528,655     $  5.88          2,616,171      $  4.96
Granted                            387,500       13.23            268,000        6.06            377,370        11.40
Exercised                         (591,711)       3.13           (229,876)       4.21           (457,848)        5.23
Forfeited                         (149,188)       8.54           (295,390)       8.29             (7,038)        2.62
                                 ---------                      ---------                      ---------
Outstanding at end of year       1,917,990        7.87          2,271,389        5.76          2,528,655         5.88
                                 =========                      =========                      =========

Options exercisable at year-end  1,238,989                      1,279,034                        944,176
Weighted-average fair value of
    options granted during
    the year                         $9.27                          $4.02                          $6.48

The following table summarizes information about fixed stock options outstanding at January 29, 2000:


                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                          --------------------------------------------------------     ---------------------------------
                             NUMBER         WEIGHTED-AVERAGE                              NUMBER
      RANGE OF            OUTSTANDING          REMAINING          WEIGHTED-AVERAGE     EXERCISABLE      WEIGHTED-AVERAGE
  EXERCISE PRICES         AT 1/29/00        CONTRACTUAL LIFE       EXERCISE PRICE       AT 1/29/00       EXERCISE PRICE
  ---------------         -----------       -----------------     ----------------     -----------      ----------------
  $ 1.875 -  2.75           121,500            4.9 years              $ 2.27               115,500         $   2.28
    3.375 -  5.00           745,756            3.1                      4.51               695,380             4.48
     5.50 -  7.75           209,375            8.3                      6.06                47,750             6.07
     9.00 - 12.75           459,859            6.0                     11.17               352,359            10.93
    13.00 - 14.00           381,500            9.7                     13.22                28,000            13.69
                          ---------                                                      --------
  $ 1.875 - 14.00         1,917,990            5.8                      7.87             1,238,989             6.38
                          =========                                                      =========

RESTRICTED STOCK OPTIONS

On January 10, 1997, 200,000 shares of restricted stock were granted to the chairman of the board under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions lapsed for one third of the shares (66,667 shares) on January 31, 1998 and the second one third of the shares on January 31, 1999. The restrictions would lapse for the last one third of the shares on January 31, 2000 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $15.00 per share for 20 consecutive trading days during Fiscal 2000. The chairman resigned in the fourth quarter of Fiscal 2000. The last one third of the shares were not issued since the above conditions were not met. There was compensation income of $0.5 million for these options in Fiscal 2000. Compensation cost charged against income for these options was $0.8 million and $1.3 million in Fiscal 1999 and 1998, respectively.

As of the beginning of the first quarter of Fiscal 1999, a three year long term incentive plan was approved for the president - CEO which covers Fiscal 1999 through Fiscal 2001. The incentive plan provides a maximum of 300,000 performance shares of stock to be awarded based on cumulative revenue growth, cumulative earnings before income taxes to sales ratio and cumulative assets to sales ratio. There were 34,344 shares issued in Fiscal 2000. Compensation cost charged against income for these options was $1.1 million and $0.4 million in Fiscal 2000 and 1999, respectively.

                                  GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 15
STOCK OPTION PLANS, CONTINUED

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to
1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 122,362 shares, 106,800 shares and 70,058 shares to employees in Fiscal 2000, 1999 and 1998, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2000, 1999 and 1998, respectively: an expected life of 1 year for all years; expected volatility of 47, 82 and 34 percent; and risk-free interest rates of 6.1, 4.6 and 5.6 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2000, 1999 and 1998 was $4.26, $2.47 and $3.78, respectively.

STOCK PURCHASE PLANS

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $250,000 and $264,000 at January 29, 2000 and January 30, 1999, respectively, and were secured at January 29, 2000, by 13,042 employees' preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 16
LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company has filed an answer to the complaint denying liability and asserting numerous defenses. The Company, along with other defendants, and the State of New York are participating in non-binding mediation in an attempt to agree upon an allocation of the remediation costs. Because of uncertainties related to the ability or willingness of the other defendants to pay a portion of remediation costs, the availability of New York State funding to pay a portion of remediation costs and insurance coverage available to the various defendants, the applicability of joint and several liability and the basis for contribution claims among the defendants, management is unable to predict the outcome of the action. However, management does not presently expect the action to have a material effect on the Company's financial condition or results of operations.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $2.2 million to $2.6 million, including certain enhancements to the program recommended by the Company's environmental consultants in the fourth quarter of Fiscal 2000. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 16
LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling

Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a final remedial action plan (the "Plan") for the site to MDEQ. The Plan proposes no direct remedial action with respect to soils at the site, which are in compliance with applicable regulatory standards, or lake sediments, which the Company believes do not pose a threat to human health or the environment and do not violate any applicable regulatory standard. The Plan includes the filing of certain restrictive covenants encumbering the tannery property to prevent activities disturbing the lake sediments and uses of the property inconsistent with the applicable regulatory standards. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposes continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. The Plan is subject to MDEQ approval. In December 1999, MDEQ responded to the Plan with a request for further information.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company's and its predecessors' past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act ("MNREPA") to require the Company to correct the alleged pollution. Further, the City alleges violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company filed an answer denying the material allegations of the complaint and asserting affirmative defenses and counterclaims against the City. The Company also moved to join the State of Michigan as a party to the action, since it has primary responsibility for administration of the environmental statutes underlying most of the City's claims. The State moved to dismiss the Company's action against it and to intervene in the case on a limited basis, seeking declaratory and injunctive relief regarding the restrictive covenants on the property, the State's jurisdiction under MNREPA Part 201 and its right of access to the property.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 16
LEGAL PROCEEDINGS, CONTINUED

If the proposed Plan is approved and the litigation's outcome does not require additional remediation of the site, the Company does not expect remediation to have a material impact on its financial condition or results of operations. However, there can be no assurance that the Plan will be approved as submitted, and the Company is unable to predict whether any further remediation that may ultimately be required will have a material effect on its financial condition or results of operations.

Whitehall Accident

On June 4, 1999, a truck driver working under contact with a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, are investigating the incident. The Michigan agency has issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company is contesting the citations. On March 14, 2000, the estate of the deceased truck driver brought an action against the Company in Michigan state court alleging that the Company's negligent acts and omissions caused his death and seeking unspecified damages. The Company is currently unable to predict the extent of its liability, if any, in connection with the accident and how liability, if found, would be allocated among other potential defendants, including the chemical vendor and the common carrier, and whether such liability, if any, would have a material effect on its financial condition or results of operations. The Company's insurance carrier is defending the Company in the action, subject to a standard reservation of rights to deny coverage.

Threatened Indemnity Claim

The Company has been advised by the purchaser of an adhesives manufacturing business formerly owned by the Company that the purchaser may be subject to an indemnification claim by a subsequent acquirer of the business. The subsequent acquirer has been named as a third-party defendant in a suit brought under CERCLA relating to an Alabama solvent recycling facility allegedly used by the business. According to the purchaser, it would in turn seek indemnification from the Company against any portion of its liability arising out of the Company's operation of the business prior to the purchaser's 1986 acquisition of it. The Company believes that a release obtained from the purchaser in connection with the settlement of an earlier disputed claim would bar any claim against the Company by the purchaser relating to the present matter. Therefore, the Company does not currently expect this threatened claim to have a material adverse effect on its financial condition or results of operations. While there can be no assurance that claims by other parties arising out of the Alabama facility will not be asserted, no such claim has yet been asserted.

                                   GENESCO INC.
                                   AND CONSOLIDATED SUBSIDIARIES
                                   Notes to Consolidated Financial Statements



NOTE 17
BUSINESS SEGMENT INFORMATION

The Company has seven reportable segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; Other Retail, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in FY 2000; Leather and Western Boots which was divested in Fiscal 1999. All the Company's segments, except Leather, sell footwear products at either retail or wholesale. The Leather segment is comprised of Volunteer Leather, a leather tanning and finishing company which sells primarily to military boot manufacturers and other customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Jarman sells primarily branded products from other companies while Johnston & Murphy and Licensed Brands sells primarily the Company's owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, restructuring gains and losses, interest expense, interest income, and other charges. Other includes severance, litigation and environmental charges.

------------------------------------------------------------------------------------------------------------------------------
                                                      OTHER       JOHNSTON    LICENSED
FISCAL 2000                     JOURNEYS    JARMAN    RETAIL      & MURPHY     BRANDS      LEATHER    CORPORATE   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
Sales                           $215,318   $86,897    $8,840      $166,703     $78,422     $24,114     $    -0-       $580,294
Intercompany sales                   -0-       -0-       -0-          (363)     (4,300)     (1,911)         -0-         (6,574)
------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS  215,318    86,897     8,840       166,340      74,122      22,203          -0-        573,720
------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)           29,719     4,336      (500)       22,187       2,487       1,363      (10,868)        48,724
Interest expense                     -0-       -0-       -0-           -0-         -0-         -0-        8,152          8,152
Interest income                      -0-       -0-       -0-           -0-         -0-         -0-        2,165          2,165
Other                                -0-       -0-       -0-           -0-         -0-         -0-         (794)          (794)
------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES      29,719     4,336      (500)       22,187       2,487       1,363      (17,649)        41,943
------------------------------------------------------------------------------------------------------------------------------

Total assets                      65,256    23,910       992        61,693      28,678       9,670      110,966        301,165
Depreciation                       3,382     1,724       155         2,763         213         460        1,817         10,514
Capital expenditures              12,338     2,600        99         3,604          89          47        3,535         22,312

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements



NOTE 17
BUSINESS SEGMENT INFORMATION, CONTINUED

----------------------------------------------------------------------------------------------------------------------------------
                                                      OTHER   JOHNSTON    LICENSED              WESTERN
Fiscal 1999                       JOURNEYS   JARMAN   RETAIL  & MURPHY     BRANDS     LEATHER     BOOT    CORPORATE   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                             $159,965  $83,315  $56,184  $ 148,715   $ 71,933   $ 21,470   $ 16,560    $    -0-   $ 558,142
Intercompany sales                     -0-      -0-      -0-     (1,281)    (4,577)    (2,536)       -0-         -0-      (8,394)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS    159,965   83,315   56,184    147,434     67,356     18,934     16,560         -0-     549,748
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)             21,704    2,983    2,214     19,708      2,435        898     (1,309)    (11,007)     37,626
Restructuring (gain)/charge            -0-      -0-      -0-        -0-        -0-        -0-        -0-      (2,403)     (2,403)
Interest expense                       -0-      -0-      -0-        -0-        -0-        -0-        -0-       9,250       9,250
Interest income                        -0-      -0-      -0-        -0-        -0-        -0-        -0-       2,639       2,639
Other                                  -0-      -0-      -0-        -0-        -0-        -0-        -0-      (2,333)     (2,333)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES,
   DISCONTINUED OPERATIONS AND
   EXTRAORDINARY LOSS               21,704    2,983    2,214     19,708      2,435        898     (1,309)    (17,548)     31,085
----------------------------------------------------------------------------------------------------------------------------------

Total assets                        52,125   25,395   15,772     59,925     28,873      8,759        -0-     116,349     307,198
Depreciation                         2,591    1,676      469      2,423        238        556        336       1,402       9,691
Capital expenditures                 9,330    3,468      598      4,351         93        157        -0-       5,515      23,512
----------------------------------------------------------------------------------------------------------------------------------

                                                      OTHER    JOHNSTON   LICENSED              WESTERN
Fiscal 1998                       JOURNEYS  JARMAN    RETAIL   & MURPHY    BRANDS     LEATHER     BOOT     CORPORATE  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                             $120,775  $82,729  $60,621  $ 126,900   $ 62,292   $ 30,781   $ 59,371    $    -0-   $ 543,469
Intercompany sales                     -0-      -0-      -0-     (1,332)    (4,402)    (1,563)       (65)        -0-      (7,362)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS    120,775   82,729   60,621    125,568     57,890     29,218     59,306         -0-     536,107
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)             16,915    8,151    4,724     14,827      4,505      1,519     (2,550)    (11,768)     36,323
Restructuring (gain)/charge            -0-      -0-      -0-        -0-        -0-        -0-        -0-      17,706      17,706
Interest expense                       -0-      -0-      -0-        -0-        -0-        -0-        -0-      10,174      10,174
Interest income                        -0-      -0-      -0-        -0-        -0-        -0-        -0-       1,312       1,312
Other                                  -0-      -0-      -0-        -0-        -0-        -0-        -0-        (895)       (895)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS               16,915    8,151    4,724     14,827      4,505      1,519     (2,550)    (39,231)      8,860
----------------------------------------------------------------------------------------------------------------------------------
Total assets                        36,257   23,571   16,011     46,914     27,900     10,997     17,925      67,242     246,817
Depreciation                         1,583    1,491      501      2,245        224        461      1,097       1,291       8,893
Capital expenditures                 8,593    4,012      337      4,461         26      1,044        398       5,854      24,725
----------------------------------------------------------------------------------------------------------------------------------

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 18
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                              1ST QUARTER             2ND QUARTER                3RD QUARTER
(IN THOUSANDS, EXCEPT                     --------------------    --------------------       ---------------------
   PER SHARE AMOUNTS)                       2000        1999        2000        1999           2000        1999
------------------------------------------------------------------------------------------------------------------
Net sales                                 $128,656    $133,808    $125,903    $132,049       $145,968    $129,764

Gross margin                                57,561      58,113      56,639      57,499         65,596      58,196

Pretax earnings                              6,811       3,507       6,891       6,659(1)      10,275       6,435

Earnings before
 discontinued operations
 and extraordinary loss                      4,067       3,788       4,176       6,625          6,204       6,273

Net earnings                                 4,067       3,788       4,176       2,974(2)       6,204       6,273

Diluted earnings per common share:
 Before discontinued operations and
  extraordinary loss                           .16         .13         .17         .24            .26         .23
 Net earnings                                  .16         .13         .17         .11            .26         .23
==================================================================================================================


---------------------------------------------------------------------------------------
                                            4TH QUARTER                FISCAL YEAR
(IN THOUSANDS, EXCEPT                   --------------------       --------------------
   PER SHARE AMOUNTS)                     2000        1999           2000        1999
---------------------------------------------------------------------------------------

Net sales                               $173,193    $154,127       $573,720    $549,748

Gross margin                              77,296      70,574        257,092     244,382

Pretax earnings                           17,966      14,484         41,943      31,085

Earnings before
 discontinued operations
 and extraordinary loss                   11,475      38,237(3)      25,922      54,923

Net earnings                              11,475      40,093(4)      25,922      53,128

Diluted earnings per common share:
 Before discontinued operations and
  extraordinary loss                         .45        1.30           1.05        1.89
 Net earnings                                .45        1.36           1.05        1.83
=======================================================================================

(1)  Includes a restructuring gain of $2.4 million (see Note 2).

(2) Includes a $3.7 million extraordinary loss for early retirement of debt (see Note 9).

(3)  Includes a tax benefit of $23.8 million (see Note 12).

(4) Includes a gain of $0.5 million, net of tax, from discontinued operations and a $1.5 million gain due to the tax effect of the extraordinary loss in the second quarter (see Note 9).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 28, 2000 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

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

The following information regarding beneficial ownership on March 25, 2000 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                          CLASS OF                 NO. OF             PERCENT OF
NAME AND ADDRESS                                           STOCK*                  SHARES               CLASS
----------------                                          --------                --------            ----------
Entrust Capital Inc.                                       Common                1,384,375(1)             6.4
650 Madison Ave.
New York, NY  10022


Eagle Asset Management, Inc.                               Common                1,987,813(2)             9.2
880 Carillon Parkway
St. Petersburg, FL  33776


Jeannie Bussetti                                           Series 1                  3,000                8.1
12 Carteret Drive
Pomona, NY 10970

Joseph Bussetti                                            Series 1                  2,000                5.4
52 South Lilburn Drive
Garnerville, NY 10923

Ronald R. Bussetti                                         Series 1                  2,000                5.4
12 Carteret Drive
Pomona, NY  10970

S. Robert Weltz, Jr.                                       Series 1                  2,308                6.2
415 Hot Springs Road
Santa Barbara, CA 93108

Empire & Co.                                               Series 1                  5,889               15.9
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ 07803

Empire & Co.                                               Series 3                  4,226               21.8
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ 07803

Estate of Hyman Fuhrman, Deceased                          Series 3                  1,081                5.6
c/o Sylvia Fuhrman
525 Lexington Blvd.
#13
Clark, NJ 07066

Hazel Grossman                                             Series 3                  1,074                5.5
30 Argyle Ave., Apt. 209
Riverside, RI 02915

Jack Rubens                                                Series 3                  1,514                7.8
5114 Windsor Parke Dr.
Boca Raton, FL 33496

Melissa Evins                                              Series 4                  2,893               17.6
417 East 57th Street
New York, NY 10022


Reed Evins                                                 Series 4                  2,418               14.7
417 East 57th Street
Apt. 32B
New York, NY 10022

James H. Cheek, Jr.                                        Subordinated              2,413                8.0
Apt. 407                                                   Cumulative
11 Burton Hills Blvd.                                      Preferred
Nashville, TN 37215

--------------

* See Note 11 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)  This information is from an Amendment to Schedule 13G dated February 11,
     2000.

(2)  This information is from an Amendment to Schedule 13G dated January 7,
     2000.


ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference any information appearing under the heading "Certain Relationships and Related Transactions" included in the Company's Proxy Statement.

                                    PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, January 29, 2000 and January 30, 1999
Consolidated Earnings, each of the three fiscal years ended 2000, 1999 and 1998 Consolidated Cash Flows, each of the three fiscal years ended 2000, 1999 and 1998
Consolidated Shareholders' Equity, each of the three fiscal years ended 2000,
  1999 and 1998
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

II    -Reserves, each of the three fiscal years ended 2000, 1999 and 1998

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 79.

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

          c. 1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
          d. 1996 Stock Incentive Plan. Incorporated by reference to Registration Statement on Form S-8 filed July 19, 1996 (File No. 33-08463).
          e. 2000 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)g to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.
          f.   2001 EVA Incentive Compensation Plan.
          g. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
          h. Modified and Restated Loan Agreement dated as of September 24, 1997 among the Company and Bank One, N.A. and Bank of America, N.A. Incorporated by reference to Exhibit (10)l to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. First Amendment to Modified and Restated Loan Agreement dated as of January 30, 1998 and Second Amendment to Modified and Restated Loan Agreement dated as of March 31, 1998. Incorporated by reference to Exhibit (10)i to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Third Amendment to Modified and Restated Loan Agreement dated as of August 1, 1998 and Fourth Amendment to Modified and Restated Loan Agreement dated as of December 11, 1998. Incorporated by reference to Exhibit (10)i to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. Fifth Amendment to Modified and Restated Loan Agreement dated as of November 5, 1999.
          i. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
          j. Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
          k. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York. First Amendment to the Rights Agreement dated as of August 8, 1990. Incorporated by reference to Registration Statement on Form 8-A filed August 15, 1990 (File No. 1-3083). Second Amendment to the Rights Agreement dated as of March 24, 1998. Incorporated by reference to Registration Statement on Form 8-A filed March 25, 1998 (File No. 1-3083). Third Amendment to the Rights Agreement dated as of November 9, 1998. Incorporated by reference to Registration Statement on Form 8-K filed November 19, 1998 (File No. 1-3083).
          l. Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

   (21)     Subsidiaries of the Company.
   (23)     Consent of Independent Accountants included on page 77.
   (24)     Power of Attorney
   (27)     Financial Data Schedule (for SEC use only).
   (99) Financial Statements and Report of Independent Accountants with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)f and (10)k are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

---------------

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K

None.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-15835, 33-30828, 33-35329, 33-50248, 33-62653
and 33-08463) of Genesco Inc. of our report dated February 22, 2000 relating to the consolidated financial statements and consolidated financial statement schedules, which appears in this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated March 17, 2000 relating to the January 29, 2000 financial statements of the Genesco Employee Stock Purchase Plan, which appears in an exhibit to this Form 10-K.




/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
April 28, 2000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENESCO INC.

                                      By:  /s/James S. Gulmi
                                           ------------------------------------
                                           James S. Gulmi
                                           Senior Vice President - Finance

Date:  April 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the twenty eighth day of April, 2000.


/s/Ben T. Harris                         Chairman, President and Chief Executive
------------------------------           Officer
Ben T. Harris


/s/James S. Gulmi                        Senior Vice President - Finance
------------------------------           (Principal Financial Officer)
James S. Gulmi


/s/Paul D. Williams                      Chief Accounting Officer
------------------------------
Paul D. Williams


Directors:

Leonard L. Berry*                        Hal N. Pennington*

W. Lipscomb Davis, Jr.*                  William A. Williamson, Jr.*

Joel C. Gordon*                          William S. Wire, II*

Kathleen Mason*                          Gary M. Witkin*



*By /s/Roger G. Sisson
    --------------------------
    Roger G. Sisson
    Attorney-In-Fact

                                                 GENESCO INC.

                                                 AND CONSOLIDATED SUBSIDIARIES


                                                 Financial Statement Schedules


                                                 January 29, 2000

                                                                     Schedule 2

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Reserves


YEAR ENDED JANUARY 29, 2000

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
Allowance for bad debts                  $  1,075             247            -0-(1)         (396)(2)    $   926
Allowance for cash discounts                  -0-             -0-            -0-             -0- (3)        -0-
Allowance for sales returns                   292             -0-            -0-             643 (4)        935
Allowance for customer deductions             511             -0-            -0-             320 (5)        831
Allowance for co-op advertising               400             -0-            -0-              95 (6)        495
---------------------------------------------------------------------------------------------------------------
TOTALS                                   $  2,278             247            -0-             662        $ 3,187
===============================================================================================================

YEAR ENDED JANUARY 30, 1999

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
Allowance for bad debts                  $  3,353             809            274(1)       (3,448)(2)    $   988
Allowance for cash discounts                  168             -0-            -0-            (166)(3)          2
Allowance for sales returns                   483             -0-            -0-            (118)(4)        365
Allowance for customer deductions             621             -0-            -0-             385 (5)      1,006
Allowance for co-op advertising               667             -0-            -0-            (278)(6)        389
---------------------------------------------------------------------------------------------------------------
TOTALS                                   $  5,292             809            274          (3,625)       $ 2,750
===============================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $32,000 in 2000, $74,000 in 1999 and $345,000 in 1998 to the addition above, the total bad debt expense amounted to $279,000 in 2000, $1,102,000 in 1999 and $1,154,000 in 1998.

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