Form 10-Q
period 2000-04-29
GENESCO INC
filed 2000-06-13
CIK 18498

                                                                         GENESCO

                                                                  [GENESCO LOGO]
--------------------------------------------------------------------------------
(Mark One)                             FORM 10-Q

    [X]             Quarterly Report Pursuant To
                      Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                               For Quarter Ended
                                  April 29, 2000

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

                                                Yes [X] No




---------------------------------------------------
Common Shares Outstanding June 2, 2000 - 21,516,848

INDEX

-----------------------------------------------------------------------------
                                                                          AGE
-----------------------------------------------------------------------------
Part 1 - Financial Information                                              3
-----------------------------------------------------------------------------
Consolidated Balance Sheet - April 29, 2000, January 29, 2000 and
   May 1, 1999                                                              3
-----------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended
   April 29, 2000 and May 1, 1999                                           4
-----------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended
   April 29, 2000 and May 1, 1999                                           5
-----------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 29, 2000 and Three Months Ended April 29, 2000                   6
-----------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                  7
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   19
-----------------------------------------------------------------------------
Part II - Other Information                                                29
-----------------------------------------------------------------------------
Signature                                                                  30
-----------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Balance Sheet
                          In Thousands

                                                      APRIL 29,      JANUARY 29,           MAY 1,
                                                           2000             2000             1999
-------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                       $  45,218        $  57,860        $  55,711
Accounts receivable                                      28,645           23,617           24,332
Inventories                                             113,153          109,815          104,613
Deferred income taxes                                    14,826           14,826           16,987
Other current assets                                      8,978            8,881            5,491
-------------------------------------------------------------------------------------------------
Total current assets                                    210,820          214,999          207,134
-------------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                 74,396           68,661           59,823
Deferred income taxes                                     4,184            4,184           10,370
Other noncurrent assets                                  12,992           13,321            9,411
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 302,392        $ 301,165        $ 286,738
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities              $  70,638        $  74,874        $  56,597
Provision for discontinued operations                     2,139            2,118            2,291
-------------------------------------------------------------------------------------------------
Total current liabilities                                72,777           76,992           58,888
-------------------------------------------------------------------------------------------------
Long-term debt                                          103,500          103,500          103,500
Other long-term liabilities                               6,260            6,368            6,399
Provision for discontinued operations                     5,523            6,063            7,675
-------------------------------------------------------------------------------------------------
Total liabilities                                       188,060          192,923          176,462
-------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 7)

SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                          7,875            7,882            7,917
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: April 29, 2000 - 21,955,674;
        January 29, 2000 - 21,714,678;
        May 1, 1999 - 23,282,221                         21,956           21,715           23,282
     Additional paid-in capital                          94,754           94,784          116,846
     Retained earnings (accumulated deficit)              7,604            1,718          (19,912)
     Accumulated other comprehensive income                 -0-              -0-              -0-
     Treasury shares, at cost                           (17,857)         (17,857)         (17,857)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                              114,332          108,242          110,276
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 302,392        $ 301,165        $ 286,738
=================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               GENESCO INC.
                               AND CONSOLIDATED SUBSIDIARIES
                               Consolidated Earnings
                               Three Months Ended
                               In Thousands, except per share amounts

                                               APRIL 29,           MAY 1,
                                                    2000             1999
-------------------------------------------------------------------------
Net sales                                      $ 150,999        $ 128,656
Cost of sales                                     83,385           71,096
Selling and administrative expenses               56,121           49,414
-------------------------------------------------------------------------
Earnings from operations before interest          11,493            8,146
-------------------------------------------------------------------------
   Interest expense                                2,101            1,996
   Interest income                                  (419)            (661)
-------------------------------------------------------------------------
Total interest expense, net                        1,682            1,335
-------------------------------------------------------------------------
Pretax earnings                                    9,811            6,811
Income taxes                                       3,850            2,744
-------------------------------------------------------------------------
NET EARNINGS                                   $   5,961        $   4,067
=========================================================================

Basic earnings per common share                $    0.27        $    0.17
Diluted earnings per common share              $    0.25        $    0.16
=========================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Three Months Ended
                                  Consolidated Cash Flows
                                  In Thousands

                                                                                     APRIL 29,        MAY 1,
                                                                                          2000          1999
------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                          $  5,961      $  4,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                             3,039         2,440
Deferred income taxes                                                                      -0-         2,340
Provision for losses on accounts receivable                                                122            72
Other                                                                                      341           189
Effect on cash of changes in working capital and other assets and liabilities:
     Accounts receivable                                                                (5,149)          317
     Inventories                                                                        (3,338)        4,921
     Other current assets                                                                  (97)        1,227
     Accounts payable and accrued liabilities                                           (4,316)      (13,594)
     Other assets and liabilities                                                         (446)          167
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     (3,883)        2,146
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                 (8,950)       (4,745)
   Proceeds from businesses divested and asset sales                                        95         9,964
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     (8,855)        5,219
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Stock repurchase                                                                     (3,728)      (12,739)
   Payments of capital leases                                                               (1)          -0-
   Dividends paid                                                                          (75)          (75)
   Exercise of options and related income tax benefits                                   3,900         2,417
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                         96       (10,397)
------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                          (12,642)       (3,032)
Cash and short-term investments at
   beginning of period                                                                  57,860        58,743
------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                      $ 45,218      $ 55,711
============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                                           $  3,382      $  3,160
   Income taxes                                                                            685            75

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                      GENESCO INC.
                                      AND CONSOLIDATED SUBSIDIARIES
                                      Consolidated Shareholders' Equity
                                      In Thousands

                                         TOTAL                                      RETAINED   ACCUMULATED                   TOTAL
                                NON-REDEEMABLE             ADDITIONAL               EARNINGS         OTHER     COMPRE-      SHARE-
                                     PREFERRED    COMMON      PAID-IN  TREASURY (ACCUMULATED COMPREHENSIVE     HENSIVE    HOLDERS'
                                         STOCK     STOCK      CAPITAL     STOCK     DEFICIT)        INCOME      INCOME      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999            $    7,918   $24,327   $  126,095  $(17,857)  $  (23,904)       $   -0-              $ 116,579
===================================================================================================================================
Net earnings                               -0-       -0-          -0-       -0-       25,922            -0-     25,922      25,922
Dividends paid                             -0-       -0-          -0-       -0-         (300)           -0-        -0-        (300)
Exercise of options                        -0-       693        2,796       -0-          -0-            -0-        -0-       3,489
Issue shares - Employee Stock
  Purchase Plan                            -0-       122          417       -0-          -0-            -0-        -0-         539
Tax effect of exercise of stock
  options                                  -0-       -0-        1,427       -0-          -0-            -0-        -0-       1,427
Stock repurchases                          -0-    (3,439)     (36,080)      -0-          -0-            -0-        -0-     (39,519)
Other                                      (36)       12          129       -0-          -0-            -0-        -0-         105
                                                                                                             ---------
Comprehensive Income                                                                                         $  25,922
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 29, 2000            $    7,882   $21,715   $   94,784  $(17,857)  $    1,718        $   -0-              $ 108,242
===================================================================================================================================
Net earnings                               -0-       -0-          -0-       -0-        5,961            -0-      5,961       5,961
Dividends paid                             -0-       -0-          -0-       -0-          (75)           -0-        -0-         (75)
Exercise of options                        -0-       563        2,486       -0-          -0-            -0-        -0-       3,049
Tax effect of exercise of stock
  options                                  -0-       -0-          851       -0-          -0-            -0-        -0-         851
Stock repurchases                          -0-      (331)      (3,397)      -0-          -0-            -0-        -0-      (3,728)
Other                                       (7)        9           30       -0-          -0-            -0-        -0-          32
                                                                                                             ---------
Comprehensive Income                                                                                         $   5,961
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE APRIL 29, 2000              $    7,875   $21,956   $   94,754  $(17,857)  $    7,604        $   -0-              $ 114,332
===================================================================================================================================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

INTERIM STATEMENTS

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2001 ("Fiscal 2001") and of the fiscal year ended January 29, 2000 ("Fiscal 2000"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands, the tanning and distribution of leather by the Volunteer Leather division and the operation at April 29, 2000 of 724 Jarman, Journeys, Johnston & Murphy, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. The Company has agreed to sell its Volunteer Leather business. The transaction is expected to be concluded in the second quarter of Fiscal 2001. Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman Leased departments in Fiscal 2000. The Company had 78 Jarman Leased departments at January 30, 1999. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman Leased departments business contributed sales of approximately $1.2 million and an operating loss of $(0.3) million for the first quarter in Fiscal 2000.

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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at January 29, 2000 and April 29, 2000, are short-term investments of $47.1 million and $37.4 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira and Euro. At January 29, 2000 and April 29, 2000, the Company had approximately $30.1 million and $29.2 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. The loss from spot rates at January 29, 2000 and April 29, 2000 under these contracts was $2.5 million and $3.8 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------------------------
PREOPENING COSTS

Costs associated with the opening of new stores are expensed as incurred.

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $5.3 million and $5.1 million for the first quarter of Fiscal 2001 and 2000, respectively.

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

INCOME TAXES

Deferred income taxes are provided for all temporary differences and tax credit carryforwards limited, in the case of deferred tax assets, to the amount the Company believes is more likely than not to be realized in the foreseeable future.

EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. (see Note 6).

COMPREHENSIVE INCOME

The Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" requires, among other things, the Company's minimum pension liability adjustment to be included in other comprehensive income.

BUSINESS SEGMENTS

The Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Note 8).

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 2

ACCOUNTS RECEIVABLE
----------------------------------------------------
                             APRIL 29,   JANUARY 29,
IN THOUSANDS                      2000          2000
----------------------------------------------------
Trade accounts receivable     $ 30,755      $ 25,125
Miscellaneous receivables        1,466         1,679
----------------------------------------------------
Total receivables               32,221        26,804
Allowance for bad debts         (1,018)         (926)
Other allowances                (2,558)       (2,261)
----------------------------------------------------
NET ACCOUNTS RECEIVABLE       $ 28,645      $ 23,617
====================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for more than 13% of the Company's trade receivables balance as of April 29, 2000 and no other customer accounted for more than 9% of the Company's trade receivables balance as of April 29, 2000.

NOTE 3

INVENTORIES
--------------------------------------------
                      APRIL 29,  JANUARY 29,
IN THOUSANDS               2000         2000
--------------------------------------------
Raw materials          $  3,426     $  3,098
Work in process           2,433        2,146
Finished goods           21,083       31,513
Retail merchandise       86,211       73,058
--------------------------------------------
TOTAL INVENTORIES      $113,153     $109,815
============================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 4


PLANT, EQUIPMENT AND CAPITAL LEASES, NET
-------------------------------------------------------------------------
                                                 APRIL 29,    JANUARY 29,
IN THOUSANDS                                          2000           2000
-------------------------------------------------------------------------
Plant and equipment:
   Land                                          $     302      $     302
   Buildings and building equipment                  2,726          2,726
   Machinery, furniture and fixtures                49,280         50,345
   Construction in progress                          9,087          7,116
   Improvements to leased property                  61,700         58,962
Capital leases:
   Buildings                                           305            305
-------------------------------------------------------------------------
Plant, equipment and capital leases, at cost       123,400        119,756
Accumulated depreciation and amortization:
   Plant and equipment                             (48,701)       (50,794)
   Capital leases                                     (303)          (301)
-------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES          $  74,396      $  68,661
=========================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 5

PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES
--------------------------------------------------------------------------------

PROVISION FOR DISCONTINUED OPERATIONS
-------------------------------------------------------------
                                        EMPLOYEE
                                         RELATED
IN THOUSANDS                               COSTS*       TOTAL
-------------------------------------------------------------
Balance January 29, 2000                 $ 8,181      $ 8,181
Charges and adjustments, net                (519)        (519)
-------------------------------------------------------------
Balance April 29, 2000                     7,662        7,662
Current portion                            2,139        2,139
-------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                $ 5,523      $ 5,523
=============================================================

* Union pension withdrawal liability

RESTRUCTURING RESERVES
----------------------------------------------------------------------------------------
                                            EMPLOYEE    FACILITY
                                             RELATED    SHUTDOWN
IN THOUSANDS                                   COSTS       COSTS      OTHER        TOTAL
----------------------------------------------------------------------------------------
Balance January 29, 2000                       $  64       $ 436      $ 527      $ 1,027
Charges and adjustments, net                     -0-         (67)        (8)         (75)
----------------------------------------------------------------------------------------
Balance April 29, 2000                            64         369        519          952
Current portion (included in accounts
   payable and accrued liabilities)               64         291        519          874
----------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)   $ -0-       $  78      $ -0-      $    78
========================================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 6

EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------
                                              FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                     APRIL 29, 2000                             MAY 1, 1999
                                         --------------------------------------    --------------------------------------
(IN THOUSANDS, EXCEPT                       INCOME       SHARES       PER-SHARE       INCOME        SHARES      PER-SHARE
     PER SHARE AMOUNTS)                  (NUMERATOR)  (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------
Net Earnings                                $5,961                                    $4,067

Less: Preferred stock dividends                (75)                                      (75)
------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                       5,886        21,587         $.27          3,992         23,594         $.17
                                                                         ====                                       ====

EFFECT OF DILUTIVE SECURITIES
   Options                                                   416                         -0-            962
   5 1/2% convertible subordinated notes       947         4,918                                        -0-
   Employees' preferred stock(1)                              72                                         73
------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $6,833        26,993         $.25         $3,992         24,629         $.16
========================================================================================================================

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.1 million shares as of April 29, 2000.

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

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company's and its predecessors' past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act ("MNREPA") to require the Company to correct the alleged pollution. Further, the City alleges violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company filed an answer denying the material allegations of the complaint and asserting affirmative defenses and counterclaims against the City. The Company also moved to join the State of Michigan as a party to the action, since it has primary responsibility for administration of the environmental statutes underlying most of the City's claims. The State moved to dismiss the Company's action against it and to intervene in the case on a limited basis, seeking declaratory and injunctive relief regarding the restrictive covenants on the property, the State's jurisdiction under MNREPA Part 201 and its right of access to the property. On May 5, 2000, the court dismissed the Company's action against the State; the cross actions between the City and the Company remain.

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

Threatened Contribution Claim

The Company has been advised by the current owner of an adhesives manufacturing business formerly owned by the Company that the owner has been named a third-party defendant in a suit brought under CERCLA relating to an Alabama solvent recycling facility allegedly used by the business. According to the owner, it would in turn seek contribution from the Company against any portion of its liability arising out of the Company's operation of the business prior to its 1986 divestiture. The current owner has advised the Company that available information on volumes of contaminants at the site indicates that the entire share of liability related to the adhesives business should be minimus. Based solely on this information, and without having undertaken any verification of it, the Company does not currently expect this threatened claim to have a material adverse effect on its financial condition or results of operations.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 8

BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

The Company currently operates five reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; and Leather. The Company operated in Fiscal 2000 the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. All the Company's segments, except Leather, sell footwear products at either retail or wholesale. The Leather segment is comprised of Volunteer Leather, a leather tanning and finishing company which sells primarily to military boot manufacturers and other customers. The Company has agreed to sell its Volunteer Leather business.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, and other charges. Other includes severance, litigation and environmental charges.

---------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                                    JOHNSTON    LICENSED
APRIL 29, 2000                   JOURNEYS    JARMAN   & MURPHY      BRANDS    LEATHER  CORPORATE   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Sales                             $58,017   $21,020   $ 44,159    $ 23,859    $ 5,626      $ -0-      $ 152,681
Intercompany sales                    -0-       -0-        (73)       (968)      (641)       -0-         (1,682)
---------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS    58,017    21,020     44,086      22,891      4,985        -0-        150,999
---------------------------------------------------------------------------------------------------------------

Operating income (loss)             6,512       743      5,673       1,633       (279)    (2,519)        11,763
Interest expense                      -0-       -0-        -0-         -0-        -0-      2,101          2,101
Interest income                       -0-       -0-        -0-         -0-        -0-        419            419
Other                                 -0-       -0-        -0-         -0-        -0-       (270)          (270)
---------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES        6,512       743      5,673       1,633       (279)    (4,471)         9,811
---------------------------------------------------------------------------------------------------------------

Total assets                       75,680    29,880     64,636      26,449      9,393     96,354        302,392
Depreciation                        1,095       469        692          31        110        642          3,039
Capital expenditures                4,130     2,493      1,598          17        -0-        712          8,950

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements


NOTE 8

BUSINESS SEGMENT INFORMATION, CONTINUED
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                                                OTHER    JOHNSTON    LICENSED
MAY 1, 1999                             JOURNEYS     JARMAN      RETAIL    & MURPHY      BRANDS    LEATHER  CORPORATE  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                    $39,450   $ 18,574    $  3,229    $ 40,326    $ 23,221    $ 5,839       $ -0-    $ 130,639
Intercompany sales                           -0-        -0-         -0-          (5)     (1,431)      (547)        -0-       (1,983)
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS           39,450     18,574       3,229      40,321      21,790      5,292         -0-      128,656
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                    3,688         27        (194)      5,290       1,535        200      (2,273)       8,273
Interest expense                             -0-        -0-         -0-         -0-         -0-        -0-       1,996        1,996
Interest income                              -0-        -0-         -0-         -0-         -0-        -0-         661          661
Other                                        -0-        -0-         -0-         -0-         -0-        -0-        (127)        (127)
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES               3,688         27        (194)      5,290       1,535        200      (3,735)       6,811
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                              56,841     24,653       3,284      57,543      26,112      8,836     109,469      286,738
Depreciation                                 737        431          61         661          57        115         378        2,440
Capital expenditures                       2,818        (66)         95       1,098          22          9         769        4,745



NOTE 9

SUBSEQUENT EVENT
--------------------------------------------------------------------------------
The Company has agreed to sell its Volunteer Leather business to S. B. Foot Tanning Company of Red Wing, Minnesota. The transaction, which is expected to be concluded during the second quarter, will result in an after tax charge to second quarter net earnings estimated in the range of $2 million to $3 million.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, changes in buying patterns by significant wholesale customers, changes in business strategies by the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the ability to conclude the Volunteer Leather divestiture as anticipated and the outcome of litigation and environmental matters, including those discussed in Note 7 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Volunteer Leather Divestiture

The Company has agreed to sell its Volunteer Leather business to S. B. Foot Tanning Company of Red Wing, Minnesota. The transaction, which is expected to be concluded during the second quarter, will result in an after tax charge to second quarter net earnings estimated in the range of $2 million to $3 million. Net cash flow from the transaction is expected to be positive in the range of $5 million to $6 million.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. This total includes the authorization in February of 2000 of an additional
1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. As of April 29, 2000, the Company had repurchased 6.1 million shares at a cost of $55.5 million.

Jarman Leased Departments Transition

Under an agreement with Mercantile Stores Company, Inc. the Company operated the men's shoe departments in Mercantile department stores through the Company's Jarman Leased departments division. Because of the 1998 acquisition of Mercantile by Dillards Inc., the Company has ended its operation of the leased departments. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman Leased departments business contributed sales of $1.2 million and an operating loss of ($0.3) million for the first quarter of Fiscal 2000.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Business Segments

The Company currently operates five reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; and Leather. The Company operated in Fiscal 2000 the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. The Company has agreed to sell its Volunteer Leather business.

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales in the first quarter ended April 29, 2000 increased 17.4% to $151.0 million from $128.7 million in the first quarter ended May 1, 1999. Excluding net sales attributable to the divested Other Retail business from last year, the Company's net sales increased 20.4% to $151.0 million in the first quarter ended April 29, 2000 from $125.4 million in the same period last year. Gross margin increased 17.5% to $67.6 million in the first quarter this year from $57.6 million in the same period last year and increased as a percentage of net sales from 44.7% to 44.8%. Selling and administrative expenses in the first quarter this year increased 13.6% from the first quarter last year but decreased as a percentage of net sales from 38.4% to 37.2%. Selling and administrative expenses were reduced $0.5 million in the first quarter this year for a reduction in pension expense. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Pretax earnings for the first quarter ended April 29, 2000 were $9.8 million compared to $6.8 million for the first quarter ended May 1, 1999.

Net earnings for the first quarter ended April 29, 2000 were $6.0 million ($.25 diluted earnings per share) compared to $4.1 million ($.16 diluted earnings per share) for the first quarter ended May 1, 1999.

Journeys

                             Three Months Ended
                          -------------------------
                          April 29,         May 1,          %
                               2000           1999        Change
                          ---------         ------        -------
                            (dollars in thousands)
     Net sales .........    $58,017        $39,450          47.1%
     Operating income...    $ 6,512        $ 3,688          76.6%
     Operating margin...       11.2%           9.3%

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Reflecting both a 28% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and an exceptionally high 21% increase in comparable store sales, net sales from Journeys increased 47.1% for the first quarter ended April 29, 2000 compared to the same period last year. The average price per pair of shoes decreased 2% in the first quarter of Fiscal 2001 while unit sales increased 50% during the same period. The store count for Journeys was 351 stores at the end of the first quarter of Fiscal 2001 compared to 270 stores at the end of the first quarter last year.

Journeys operating income for the first quarter ended April 29, 2000 was up 76.6% to $6.5 million compared to $3.7 million for the first quarter ended May 1, 1999. The increase was due to increased sales both from store openings and a comparable store sales increase and decreased expenses as a percentage of sales.

Jarman

                              Three Months Ended
                          -------------------------
                          April 29,         May 1,          %
                               2000           1999        Change
                          ---------         ------        -------
                            (dollars in thousands)

     Net sales .........    $21,020        $18,574          13.2%
     Operating income...    $   743        $    27           NA
     Operating margin...        3.5%           0.1%

Primarily due to a 9% increase in comparable store sales, net sales from Jarman increased 13.2% for the first quarter ended April 29, 2000 compared to the same period past year. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 8% in the first quarter of Fiscal 2001 and unit sales increased 1% during the same period. Jarman operated 177 stores at the end of the first quarter of Fiscal 2001, including 25 Underground Station stores and seven Stone & Co. stores. It had operated 164 stores at the end of the first quarter last year, including 17 Underground Station stores.

Jarman operating income for the first quarter ended April 29, 2000 was $0.7 million compared to $27,000 for the first quarter ended May 1, 1999 and increased as a percent of sales to 3.5% from 0.1% for the same period last year. The increase was due to increased sales, increased gross margin in dollars and as a percentage of sales due primarily to lower markdowns and decreased expenses as a percentage of sales.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Johnston & Murphy

                              Three Months Ended
                          -------------------------
                          April 29,         May 1,          %
                               2000           1999        Change
                          ---------         ------        -------
                            (dollars in thousands)

     Net sales .........    $44,086        $40,321           9.3%
     Operating income...    $ 5,673        $ 5,290           7.2%
     Operating margin...       12.9%          13.1%

Johnston & Murphy net sales increased 9.3% to $44.1 million for the first quarter ended April 29, 2000 from $40.3 million for the first quarter ended May 1, 1999, reflecting primarily a 5% increase in comparable store sales for Johnston & Murphy retail operations, which accounted for 62% of Johnston & Murphy segment sales in the first quarter this year and 60% of Johnston & Murphy segment sales in the first quarter last year and a 7% increase in average Johnston & Murphy retail stores operated. There was a 4% increase in Johnston & Murphy wholesale sales. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2001 included 148 Johnston & Murphy stores and factory stores compared to 136 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail decreased 1% in the first quarter this year while unit sales increased 12% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 10% in the first quarter of Fiscal 2001, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the first quarter ended April 29, 2000 increased 7.2% from $5.3 million for the first quarter ended May 1, 1999 to $5.7 million, primarily due to increased sales.

Licensed Brands

                              Three Months Ended
                          -------------------------
                          April 29,         May 1,          %
                               2000           1999        Change
                          ---------         ------        -------
                            (dollars in thousands)
     Net sales ......       $22,891        $21,790          5.1%
     Operating income       $ 1,633        $ 1,535          6.4%
     Operating margin           7.1%           7.0%

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Licensed Brands net sales increased 5.1% to $22.9 million for the first quarter ended April 29, 2000 from $21.8 million for the first quarter ended May 1, 1999, reflecting primarily a 4% increase in Licensed Brands wholesale sales. Licensed Brands' net sales also included the net sales of unmanned leased shoe departments in Nautica retail outlets operated by an affiliate of the licensor of the Nautica trademark. There were 48 Nautica leased departments at the end of the first quarter of Fiscal 2001, compared to 36 Nautica leased departments at the end of the first quarter of Fiscal 2000. Unit sales for the Licensed Brands wholesale businesses increased 5% for the first quarter this year, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities.

Licensed Brands operating income for the first quarter ended April 29, 2000 increased 6.4% from $1.5 million for the first quarter ended May 1, 1999 to $1.6 million, primarily due to increased sales and decreased expenses as a percentage of sales.

Other Retail

                              Three Months Ended
                          -------------------------
                          April 29,         May 1,          %
                               2000           1999        Change
                          ---------         ------        -------
                            (dollars in thousands)
     Net sales ......       $   -0-       $ 3,229         (100.0%)
     Operating loss .       $   -0-       $  (194)           NA
     Operating margin            NA         (6.0%)

The Jarman Leased departments business was closed in the first quarter of Fiscal 2000 and the remaining five Other Retail stores, which were General Shoe Warehouse stores, were transferred to the Jarman and Johnston & Murphy operating segments during the first quarter of Fiscal 2001. The Company will no longer report results from the Other Retail segment.

Leather

                                     Three Months Ended
                                 -------------------------
                                 April 29,         May 1,          %
                                      2000           1999        Change
                                 ---------         ------        -------
                                   (dollars in thousands)
     Net sales ................    $ 4,985         $5,292         (5.8%)
     Operating income (loss)...    $  (279)        $  200          NA
     Operating margin .........      (5.6%)           3.8%

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Leather net sales decreased 5.8% to $5.0 million for the first quarter ended April 29, 2000 from $5.3 million for the first quarter ended May 1, 1999, primarily due to decreased orders from civilian footwear suppliers.

Leather operating income for the first quarter ended April 29, 2000 decreased from $0.2 million for the first quarter ended May 1, 1999 to a loss of $0.3 million, primarily due to decreased sales and decreased gross margin as a percentage of sales reflecting margin pressures from increased raw material prices and competitive pressures on pricing. See "Volunteer Leather Divestiture" under "Significant Developments" for more information on the Leather segment.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the first quarter ended April 29, 2000 were $2.5 million compared to $2.3 million for the first quarter ended May 1, 1999 (exclusive of other charges of $0.3 million, primarily litigation and severance charges, in the first quarter this year and other charges of $0.1 million, primarily litigation and severance charges, in the first quarter last year), an increase of 10.8%. The increase in corporate expenses in the first quarter this year is attributable primarily to increased incentive compensation accruals, related to improved performance.

Interest expense increased 5.3% from $2.0 million in the first quarter ended May 1, 1999 to $2.1 million for the first quarter ended April 29, 2000, primarily due to increased bank activity fees due to the increase in the number of individual bank accounts because of increased new store openings. Interest income decreased 37% from $0.7 million in the first quarter last year to $0.4 million in the first quarter this year due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended April 29, 2000 or May 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                  Apr. 29,        May 1,
                                                      2000          1999
                                                  --------        ------
                                                   (dollars in millions)
Cash and short-term investments ............       $   45.2     $   55.7
Working capital ............................       $  138.0     $  148.2
Long-term debt (includes current maturities)       $  103.5     $  103.5
Current ratio ..............................            2.9x         3.5x

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

Cash used in operating activities was $3.9 million in the first three months of Fiscal 2001 compared to $2.1 million of cash provided by operating activities in the first three months of Fiscal 2000. The $6.0 million decrease in cash flow from operating activities reflects primarily increased accounts receivable due to increased wholesale sales and increased inventory due to increased new store openings. Contributing to the inventory change was an increase in net stores and leased departments of 45 this year compared to a net decline of 52 last year.

The $3.3 million increase in inventories at April 29, 2000 from January 29, 2000 levels reflects increases in retail inventory to support the net increase of 45 stores in the first quarter this year.

Accounts receivable at April 29, 2000 increased $5.1 million compared to January 29, 2000 primarily due to increased wholesale sales and lengthening of days sales outstanding due to changes in promotional activities.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                            Three Months Ended
                          ------------------------
                          Apr. 29,          May 1,
                              2000            1999
                          --------          ------
                              (in thousands)
Accounts payable .....    $  1,639        $ (6,831)
Accrued liabilities...      (5,955)         (6,763)
                        ----------     -----------
                          $ (4,316)       $(13,594)
                        ==========     ===========

The fluctuations in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities for the first quarter this year was due primarily to payment of incentive compensation accruals.

There were no revolving credit borrowings during the first three months ended April 29, 2000 and May 1, 1999, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Capital Expenditures

Total capital expenditures in Fiscal 2001 are expected to be approximately $32.9 million. These include expected retail expenditures of $28.6 million to open approximately 100 Journeys stores, 15 Johnston & Murphy stores and factory stores, 51 Jarman Retail stores which includes approximately 31 Underground Station stores and three Stone & Co. stores and to complete 34 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $4.3 million, including approximately $2.0 million for new systems to improve customer service and support the Company's growth.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 7 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $100,000 reflected in Fiscal 2001, $472,000 reflected in Fiscal 2000, $402,000 reflected in Fiscal 1999 and $250,000 reflected in Fiscal 1998. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2001, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $3.0 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February of 2000, the Company authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased a total of 6.1 million shares at a cost of $55.5 million from all authorizations for Fiscal 1999, Fiscal 2000 and Fiscal 2001.

There were $10.8 million of letters of credit outstanding under the revolving credit agreement at April 29, 2000, leaving availability under the revolving credit agreement of $54.2 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At April 29, 2000, $30.8 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

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

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at April 29, 2000. As a result, the interest rate market risk implicit in these investments at April 29, 2000, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. The loss from such transaction was $3.8 million at April 29, 2000. At April 29, 2000, the Company had $29.2 million of foreign exchange contracts for Italian Lira and Euro. As of April 29, 2000, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $6.3 million.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at April 29, 2000, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2001 would not be material.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information regarding market risk to appear under the heading "Financial Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Genesco Inc.


/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
June 13, 2000