Form 10-Q
period 2000-07-29
GENESCO INC
filed 2000-09-12
CIK 18498

                                                                         GENESCO

                                                                  [GENESCO LOGO]
--------------------------------------------------------------------------------
(Mark One)                             FORM 10-Q

    [X]             Quarterly Report Pursuant To
                      Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                               For Quarter Ended
                                   July 29, 2000

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

                                                Yes [X] No




--------------------------------------------------------
Common Shares Outstanding September 1, 2000 - 21,457,903

INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
--------------------------------------------------------------------------------

Part 1 - Financial Information                                                 3
--------------------------------------------------------------------------------
Consolidated Balance Sheet - July 29, 2000, January 29, 2000 and
   July 31, 1999                                                               3
--------------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Six Months Ended
   July 29, 2000 and July 31, 1999                                             4
--------------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Six Months Ended
   July 29, 2000 and July 31, 1999                                             5
--------------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 29, 2000 and Six Months Ended July 29, 2000                         6
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                     7
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      21
--------------------------------------------------------------------------------
Part II - Other Information                                                   34
--------------------------------------------------------------------------------
Signature                                                                     35
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Balance Sheet
                           In Thousands

                                                       JULY 29,  JANUARY 29,     JULY 31,
                                                           2000         2000         1999
-----------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                       $  38,275    $  57,860    $  49,079
Accounts receivable                                      23,957       23,617       22,132
Inventories                                             140,562      109,815      119,219
Deferred income taxes                                    14,826       14,826       14,541
Other current assets                                      9,154        8,881        5,868
Current assets of discontinued operations                 6,232          -0-          -0-
-----------------------------------------------------------------------------------------
Total current assets                                    233,006      214,999      210,839
-----------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                 79,609       68,661       62,544
Deferred income taxes                                     4,184        4,184       10,370
Other noncurrent assets                                  12,709       13,321        8,826
Plant and equipment of discontinued operations, net         669          -0-          -0-
=========================================================================================
TOTAL ASSETS                                          $ 330,177    $ 301,165    $ 292,579
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities              $  93,696    $  74,874    $  73,778
Provision for discontinued operations                     5,293        2,118        2,264
-----------------------------------------------------------------------------------------
Total current liabilities                                98,989       76,992       76,042
-----------------------------------------------------------------------------------------
Long-term debt                                          103,500      103,500      103,500
Other long-term liabilities                               6,108        6,368        6,463
Provision for discontinued operations                     5,447        6,063        7,148
-----------------------------------------------------------------------------------------
Total liabilities                                       214,044      192,923      193,153
-----------------------------------------------------------------------------------------
Contingent liabilities (see Note 9)

SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                          7,843        7,882        7,890
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: July 29, 2000 - 21,942,727;
        January 29, 2000 - 21,714,678;
        July 31, 1999 - 22,257,743                       21,943       21,715       22,258
     Additional paid-in capital                          94,112       94,784      102,947
     Retained earnings (accumulated deficit)             10,092        1,718      (15,812)
     Accumulated other comprehensive income                 -0-          -0-          -0-
     Treasury shares, at cost                           (17,857)     (17,857)     (17,857)
-----------------------------------------------------------------------------------------
Total shareholders' equity                              116,133      108,242       99,426
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 330,177    $ 301,165    $ 292,579
=========================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Earnings
                           In Thousands

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                           ----------------------    ----------------------
                                            JULY 29,     JULY 31,     JULY 29,     JULY 31,
                                                2000         1999         2000         1999
-------------------------------------------------------------------------------------------
Net sales                                  $ 142,743    $ 121,004    $ 288,757    $ 244,368
Cost of sales                                 74,278       64,786      152,616      131,086
Selling and administrative expenses           57,592       47,789      113,396       96,907
-------------------------------------------------------------------------------------------
Earnings from operations before interest      10,873        8,429       22,745       16,375
-------------------------------------------------------------------------------------------
   Interest expense                            2,093        2,041        4,194        4,037
   Interest income                              (261)        (580)        (680)      (1,241)
-------------------------------------------------------------------------------------------
Total interest expense, net                    1,832        1,461        3,514        2,796
-------------------------------------------------------------------------------------------
Earnings before income taxes
   and discontinued operations                 9,041        6,968       19,231       13,579
Income taxes                                   3,510        2,745        7,507        5,411
-------------------------------------------------------------------------------------------
Earnings before discontinued operations        5,531        4,223       11,724        8,168
Discontinued operations (net of tax):
   Operating income (loss)                         6          (47)        (226)          75
   Provision for discontinued operations      (2,975)         -0-       (2,975)         -0-
-------------------------------------------------------------------------------------------
NET EARNINGS                               $   2,562    $   4,176    $   8,523    $   8,243
===========================================================================================
Basic earnings per common share:
   Before discontinued operations          $     .25    $     .18    $     .54    $     .35
   Discontinued operations                 $    (.13)   $     .00    $    (.15)   $     .00
   Net earnings                            $     .12    $     .18    $     .39    $     .35

Diluted earnings per common share:
   Before discontinued operations          $     .24    $     .18    $     .50    $     .33
   Discontinued operations                 $    (.11)   $    (.01)   $    (.12)   $     .00
   Net earnings                            $     .13    $     .17    $     .38    $     .33
===========================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Cash Flows
                           In Thousands

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                --------------------    --------------------
                                                                JULY 29,    JULY 31,    JULY 29,    JULY 31,
                                                                    2000        1999        2000        1999
------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                    $  2,562    $  4,176    $  8,523    $  8,243
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                 3,138       2,438       6,177       4,878
      Deferred income taxes                                          -0-       2,446         -0-       4,786
      Provision for losses on accounts receivable                    109          96         231         168
      Provision for discontinued operations                        4,854         -0-       4,854         -0-
      Other                                                          155         438         496         627
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                           (779)      2,105      (5,928)      2,422
      Inventories                                                (28,635)    (14,607)    (31,973)     (9,686)
      Other current assets                                          (177)       (377)       (274)        850
      Accounts payable and accrued liabilities                    23,002      17,005      18,686       3,411
      Other assets and liabilities                                  (119)         80         286         503
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          4,110      13,800       1,078      16,202
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                          (10,279)     (5,471)    (19,229)    (10,216)
   Proceeds from businesses divested and asset sales                 293          91         388      10,055
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (9,986)     (5,380)    (18,841)       (161)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Stock repurchase                                               (1,631)    (15,525)     (5,359)    (28,264)
   Payments on capital leases                                        -0-          (1)         (1)         (1)
   Dividends paid                                                    (74)        (75)       (149)       (150)
   Exercise of options and related income tax benefits               638         549       3,687       2,710
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                             (1,067)    (15,052)     (1,822)    (25,705)
------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                     (6,943)     (6,632)    (19,585)     (9,664)
Cash and short-term investments at
   beginning of period                                            45,218      55,711      57,860      58,743
------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                $ 38,275    $ 49,079    $ 38,275    $ 49,079
============================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                     $    496    $    438    $  3,878    $  3,598
   Income taxes                                                    6,726       1,577       7,411       1,652
============================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Shareholders' Equity
                           In Thousands

-----------------------------------------------------------------------------------------------------------------------------------
                                  TOTAL                                           RETAINED    ACCUMULATED                     TOTAL
                         NON-REDEEMABLE            ADDITIONAL                     EARNINGS          OTHER                    SHARE-
                              PREFERRED    COMMON     PAID-IN      TREASURY   (ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE   HOLDERS'
                                  STOCK     STOCK     CAPITAL         STOCK       DEFICIT)         INCOME         INCOME     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999         $7,918   $24,327    $126,095     $ (17,857)    $ (23,904)      $    -0-                   $116,579
===================================================================================================================================
Net earnings                        -0-       -0-         -0-           -0-        25,922            -0-        25,922       25,922
Dividends paid                      -0-       -0-         -0-           -0-          (300)           -0-           -0-         (300)
Exercise of options                 -0-       693       2,796           -0-           -0-            -0-           -0-        3,489
Issue shares - Employee Stock
   Purchase Plan                    -0-       122         417           -0-           -0-            -0-           -0-          539
Tax effect of exercise of stock
   options                          -0-       -0-       1,427           -0-           -0-            -0-           -0-        1,427
Stock repurchases                   -0-    (3,439)    (36,080)          -0-           -0-            -0-           -0-      (39,519)
Other                               (36)       12         129           -0-           -0-            -0-           -0-          105
                                                                                                              --------
Comprehensive Income                                                                                          $ 25,922
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 29, 2000         $7,882   $21,715    $ 94,784     $ (17,857)    $   1,718       $    -0-                   $108,242
===================================================================================================================================
Net earnings                        -0-       -0-         -0-           -0-         8,523            -0-         8,523        8,523
Dividends paid                      -0-       -0-         -0-           -0-          (149)           -0-           -0-         (149)
Exercise of options                 -0-       660       3,027           -0-           -0-            -0-           -0-        3,687
Tax effect of exercise of stock
   options                          -0-       -0-       1,128           -0-           -0-            -0-           -0-        1,128
Stock repurchases                   -0-      (443)     (4,916)          -0-           -0-            -0-           -0-       (5,359)
Other                               (39)       11          89           -0-           -0-            -0-           -0-           61
                                                                                                              --------
Comprehensive Income                                                                                          $  8,523
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JULY 29, 2000            $7,843   $21,943    $ 94,112     $ (17,857)    $  10,092       $    -0-                   $116,133
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

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands and the operation at July 29, 2000 of 765 Jarman, Journeys, Johnston & Murphy, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. (see Note 2).

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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at January 29, 2000 and July 29, 2000, are short-term investments of $47.1 million and $25.1 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira and Euro. Gains and losses from these transactions are included in the cost of the underlying purchases. At January 29, 2000 and July 29, 2000, the Company had approximately $30.1 million and $26.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately three and a half months. The loss from spot rates at January 29, 2000 and July 29, 2000 under these contracts was $2.5 million and $1.7 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $10.6 million and $9.4 million for the first six months of Fiscal 2001 and 2000, respectively.

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

EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock. (see Note 8).

COMPREHENSIVE INCOME

The Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" requires, among other things, the Company's minimum pension liability adjustment to be included in other comprehensive income.

BUSINESS SEGMENTS

The Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Notes 2 and 10).

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 2

VOLUNTEER LEATHER DIVESTITURE

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold June 19, 2000. The plan resulted in a pretax charge to second quarter earnings of $4.9 million ($3.0 million net of tax). Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations includes $1.3 million in asset write-downs and $3.6 million of other costs, of which $3.2 million are expected to be incurred in the next twelve months. Other costs include primarily employee severance and facility shutdown costs. Other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

The operating results of the leather segment are shown below:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED          SIX MONTHS ENDED
                               ---------------------     -----------------------
                               JULY 29,     JULY 31,     JULY 29,       JULY 31,
IN THOUSANDS                       2000*        1999         2000**         1999
--------------------------------------------------------------------------------
Net sales                        $1,550      $ 4,899      $ 6,545        $10,191
Cost of sales and expenses        1,542        4,976        6,917         10,068
--------------------------------------------------------------------------------
Pretax earnings (loss)                8          (77)        (372)           123
Income tax expense (benefit)          2          (30)        (146)            48
--------------------------------------------------------------------------------
NET EARNINGS (LOSS)              $    6      $   (47)     $  (226)       $    75
================================================================================

* Results for the month of May.
** Results for the four months ended May 2000.

Discontinued operations' sales subsequent to the decision to discontinue were $0.8 million for Fiscal 2001.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 3

ACCOUNTS RECEIVABLE

--------------------------------------------------------------
                                   JULY 29,        JANUARY 29,
IN THOUSANDS                           2000               2000
--------------------------------------------------------------
Trade accounts receivable         $  25,991          $  25,125
Miscellaneous receivables             1,418              1,679
--------------------------------------------------------------
Total receivables                    27,409             26,804
Allowance for bad debts              (1,059)              (926)
Other allowances                     (2,393)            (2,261)
--------------------------------------------------------------
NET ACCOUNTS RECEIVABLE           $  23,957          $  23,617
==============================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for more than 13% of the Company's trade receivables balance as of July 29, 2000 and no other customer accounted for more than 10% of the Company's trade receivables balance as of July 29, 2000.

NOTE 4

INVENTORIES

--------------------------------------------------------------
                                   JULY 29,        JANUARY 29,
IN THOUSANDS                           2000               2000
--------------------------------------------------------------
Raw materials                     $   1,295          $   3,098
Work in process                         643              2,146
Finished goods                       26,897             31,513
Retail merchandise                  111,727             73,058
--------------------------------------------------------------
TOTAL INVENTORIES                 $ 140,562          $ 109,815
==============================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 5

CURRENT ASSETS OF DISCONTINUED OPERATIONS

--------------------------------------------------------------
                                                      JULY 29,
IN THOUSANDS                                              2000
--------------------------------------------------------------
Accounts Receivable, net of allowance of $59            $5,358
Inventory                                                  874
--------------------------------------------------------------
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS         $6,232
==============================================================



NOTE 6

PLANT, EQUIPMENT AND CAPITAL LEASES, NET

---------------------------------------------------------------------------------
                                                      JULY 29,        JANUARY 29,
IN THOUSANDS                                              2000               2000
---------------------------------------------------------------------------------
Plant and equipment:
   Land                                              $     301          $     302
   Buildings and building equipment                      1,128              2,726
   Machinery, furniture and fixtures                    49,399             50,345
   Construction in progress                             10,942              7,116
   Improvements to leased property                      65,504             58,962
Capital leases:
   Buildings                                               276                305
---------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost           127,550            119,756
Accumulated depreciation and amortization:
   Plant and equipment                                 (47,665)           (50,794)
   Capital leases                                         (276)              (301)
---------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES              $  79,609          $  68,661
=================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 7

PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

----------------------------------------------------------------------------------------------
                                                EMPLOYEE     FACILITY
                                                 RELATED     SHUTDOWN
IN THOUSANDS                                       COSTS*       COSTS      OTHER         TOTAL
----------------------------------------------------------------------------------------------
Balance January 29, 2000                         $ 8,181      $   -0-       $-0-      $  8,181
Volunteer Leather provision                        1,063        2,082        426         3,571
Charges and adjustments, net                      (1,145)         (57)       190        (1,012)
----------------------------------------------------------------------------------------------
Balance July 29, 2000                              8,099        2,025        616        10,740
Current portion                                    3,041        1,636        616         5,293
----------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                        $ 5,058      $   389       $-0-      $  5,447
==============================================================================================

* Includes $7.1 million of apparel union pension withdrawal liability.

RESTRUCTURING RESERVES

----------------------------------------------------------------------------------------------
                                                EMPLOYEE     FACILITY
                                                 RELATED     SHUTDOWN
IN THOUSANDS                                       COSTS        COSTS      OTHER         TOTAL
----------------------------------------------------------------------------------------------
Balance January 29, 2000                         $    64      $   436      $ 527      $  1,027
Charges and adjustments, net                         (40)         (63)       (54)         (157)
----------------------------------------------------------------------------------------------
Balance July 29, 2000                                 24          373        473           870
Current portion (included in accounts
   payable and accrued liabilities)                   24          284        473           781
----------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)        $-0-      $    89       $-0-      $     89
==============================================================================================

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 8

EARNINGS PER SHARE

----------------------------------------------------------------------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                         JULY 29, 2000                             JULY 31, 1999
                                             --------------------------------------   --------------------------------------
(IN THOUSANDS, EXCEPT                          INCOME        SHARES       PER-SHARE     INCOME         SHARES      PER-SHARE
     PER SHARE AMOUNTS)                      (NUMERATOR)  (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations        $  5,531                                  $ 4,223

Less: Preferred stock dividends                     (75)                                     (75)
---------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                            5,456        21,496       $  .25         4,148        22,428       $  .18
                                                                            ======                                   ======
EFFECT OF DILUTIVE SECURITIES
   Options                                                        529                                    1,200
   5 1/2% convertible subordinated notes            947         4,918                        -0-           -0-
   Employees' preferred stock(1)                                   71                                       73
---------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                                 $  6,403        27,014       $  .24       $ 4,148        23,701       $  .18
===========================================================================================================================

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,779, 40,605 and 24,946, respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.2 million shares as of July 29, 2000.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 8

EARNINGS PER SHARE, CONTINUED

----------------------------------------------------------------------------------------------------------------------------
                                                    FOR THE SIX MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                          JULY 29, 2000                             JULY 31, 1999
                                             --------------------------------------   --------------------------------------
(IN THOUSANDS, EXCEPT                          INCOME        SHARES       PER-SHARE     INCOME         SHARES      PER-SHARE
     PER SHARE AMOUNTS)                      (NUMERATOR)  (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations        $ 11,724                                  $ 8,168

Less: Preferred stock dividends                    (150)                                    (150)
---------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                           11,574        21,542       $  .54         8,018        23,011       $  .35
                                                                            ======                                   ======
EFFECT OF DILUTIVE SECURITIES
   Options                                                        472                                    1,081
   5 1/2% convertible subordinated notes          1,894         4,918                        -0-           -0-
   Employees' preferred stock(1)                                   72                                       73
---------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                                 $ 13,468        27,004       $  .50       $ 8,018        24,165       $  .33
===========================================================================================================================

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,779, 40,605 and 24,946, respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.2 million shares as of July 29, 2000.

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

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $2.2 million to $2.6 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 9

LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling

Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a remedial action plan (the "Plan") for the site to MDEQ. The Plan proposed no direct remedial action with respect to soils at the site, which are in compliance with applicable regulatory standards, or lake sediments, which the Company believes do not pose a threat to human health or the environment and do not violate any applicable regulatory standard. The Plan included the filing of certain restrictive covenants encumbering the tannery property to prevent activities disturbing the lake sediments and uses of the property inconsistent with the applicable regulatory standards. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. The Plan is subject to MDEQ approval. In December 1999, MDEQ responded to the Plan with a request for further information.

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

In connection with its decision during the second quarter of Fiscal 2001 to exit the leather business and to shut down the Whitehall facility, the Company formally proposed a compromise remediation plan (the "Compromise Proposal"), including limited sediment removal and additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimated that the Compromise Proposal would include incremental costs of approximately $2.2 million, which were fully provided for during the quarter.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 9

LEGAL PROCEEDINGS, CONTINUED

If the Compromise Proposal is approved and the litigation's outcome does not require additional remediation of the site, the Company does not expect remediation to have a material impact on its financial condition or results of operations. However, there can be no assurance that the Compromise Proposal will be approved, and the Company is unable to predict whether any further remediation that may ultimately be required will have a material effect on its financial condition or results of operations.

Whitehall Accident

On June 4, 1999, a truck driver working under contact with a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, investigated the incident. The Michigan agency issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company is contesting the citations. On March 14, 2000, the estate of the deceased truck driver brought an action against the Company in Michigan state court alleging that the Company's negligent acts and omissions caused his death and seeking unspecified damages. The Company is currently unable to predict the extent of its liability, if any, in connection with the accident and how liability, if found, would be allocated among other potential defendants, including the chemical vendor and the common carrier, and whether such liability, if any, would have a material effect on its financial condition or results of operations. The Company's insurance carrier is defending the Company in the action, subject to a standard reservation of rights to deny coverage.

Threatened Contribution Claim

The Company has been advised by the current owner of an adhesives manufacturing business formerly owned by the Company that the owner has been named a third-party defendant in a suit brought under CERCLA relating to an Alabama solvent recycling facility allegedly used by the business. According to the owner, it would in turn seek contribution from the Company against any portion of its liability arising out of the Company's operation of the business prior to its 1986 divestiture. The current owner has advised the Company that available information on volumes of contaminants at the site indicates that the entire share of liability related to the adhesives business is de minimis, not likely to exceed $50,000. Based on information concerning its relative contribution of wastes to the site the Company has agreed to accept 17% of up to $50,000 in liability imposed on the adhesives business and the current owner and one other former owner have agreed to accept the balance of such liability up to $50,000. The Company does not expect this threatened claim to have a material adverse effect on its financial condition or results of operations.

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 10

BUSINESS SEGMENT INFORMATION

The Company currently operates four reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company operated in Fiscal 2000 the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. All the Company's segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment in Fiscal 2000 and some of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business June 19, 2000 and has discontinued all Leather segment operations.

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


-------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                                             JOHNSTON      LICENSED
JULY 29, 2000                        JOURNEYS       JARMAN     & MURPHY        BRANDS       LEATHER  CORPORATE    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Sales                                $ 59,726      $20,498      $44,169      $ 19,216         $  -0-  $    -0-       $ 143,609
Intercompany sales                        -0-          -0-           20          (886)           -0-       -0-            (866)
-------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS        59,726       20,498       44,189        18,330            -0-       -0-         142,743
-------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                 6,569          450        5,632           974            -0-    (2,752)         10,873
Interest expense                          -0-          -0-          -0-           -0-            -0-     2,093           2,093
Interest income                           -0-          -0-          -0-           -0-            -0-       261             261
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS          6,569          450        5,632           974            -0-    (4,584)          9,041
-------------------------------------------------------------------------------------------------------------------------------

Total assets                          101,113       37,319       68,792        24,667          6,901    91,385         330,177
Depreciation                            1,199          518          652            28             91       650           3,138
Capital expenditures                    5,217        2,764        1,291            19            -0-       988          10,279

                           GENESCO INC.
                           AND CONSOLIDATED SUBSIDIARIES
                           Notes to Consolidated Financial Statements

NOTE 10

BUSINESS SEGMENT INFORMATION, CONTINUED

------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                                             OTHER     JOHNSTON     LICENSED
JULY 31, 1999                      JOURNEYS      JARMAN       RETAIL     & MURPHY       BRANDS      LEATHER CORPORATE  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Sales                              $ 44,937    $ 18,168     $  2,170     $ 37,865     $ 19,070        $ -0-     $ -0-     $ 122,210
Intercompany sales                      -0-         -0-          -0-         (148)      (1,058)         -0-       -0-        (1,206)
------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS      44,937      18,168        2,170       37,717       18,012          -0-       -0-       121,004
------------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               5,888        (288)         143        4,721          885          -0-    (2,920)        8,429
Interest expense                        -0-         -0-          -0-          -0-          -0-          -0-     2,041         2,041
Interest income                         -0-         -0-          -0-          -0-          -0-          -0-       580           580
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS        5,888        (288)         143        4,721          885          -0-    (4,381)        6,968
------------------------------------------------------------------------------------------------------------------------------------

Total assets                         71,389      25,774        3,047       57,957       26,295        8,150    99,967       292,579
Depreciation                            771         393           26          671           59          114       404         2,438
Capital expenditures                  3,138         406            5        1,010            1           11       900         5,471




----------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED                                            JOHNSTON     LICENSED
JULY 29, 2000                      JOURNEYS      JARMAN     & MURPHY       BRANDS     LEATHER CORPORATE  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Sales                              $117,743    $ 41,518     $ 88,486     $ 42,525       $ -0-     $ -0-     $ 290,272
Intercompany sales                      -0-         -0-         (211)      (1,304)        -0-       -0-        (1,515)
----------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS     117,743      41,518       88,275       41,221         -0-       -0-       288,757
----------------------------------------------------------------------------------------------------------------------

Operating income (loss)              13,081       1,193       11,305        2,607         -0-    (5,271)       22,915
Interest expense                        -0-         -0-          -0-          -0-         -0-     4,194         4,194
Interest income                         -0-         -0-          -0-          -0-         -0-       680           680
Other                                   -0-         -0-          -0-          -0-         -0-      (170)         (170)
----------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS       13,081       1,193       11,305        2,607         -0-    (8,955)       19,231
----------------------------------------------------------------------------------------------------------------------

Total assets                        101,113      37,319       68,792       24,667       6,901    91,385       330,177
Depreciation                          2,294         987        1,344           59         201     1,292         6,177
Capital expenditures                  9,347       5,257        2,889           36         -0-     1,700        19,229



------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED                                               OTHER     JOHNSTON     LICENSED
JULY 31, 1999                      JOURNEYS      JARMAN       RETAIL     & MURPHY       BRANDS      LEATHER CORPORATE  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Sales                              $ 84,387    $ 36,742     $  5,399     $ 78,194     $ 42,301        $ -0-     $ -0-     $ 247,023
Intercompany sales                      -0-         -0-          -0-         (156)      (2,499)         -0-       -0-        (2,655)
------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS      84,387      36,742        5,399       78,038       39,802          -0-       -0-       244,368
------------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               9,576        (261)         (51)      10,011        2,420          -0-    (5,193)       16,502
Interest expense                        -0-         -0-          -0-          -0-          -0-          -0-     4,037         4,037
Interest income                         -0-         -0-          -0-          -0-          -0-          -0-     1,241         1,241
Other                                   -0-         -0-          -0-          -0-          -0-          -0-      (127)         (127)
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS        9,576        (261)         (51)      10,011        2,420          -0-    (8,116)       13,579
------------------------------------------------------------------------------------------------------------------------------------

Total assets                         71,389      25,774        3,047       57,957       26,295        8,150    99,967       292,579
Depreciation                          1,508         824           87        1,332          116          229       782         4,878
Capital expenditures                  5,956         340          100        2,108           23           20     1,669        10,216

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, changes in buying patterns by significant wholesale customers, disruptions in product supply, changes in business strategies by the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 9 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold June 19, 2000. The plan resulted in a pretax charge to second quarter earnings of $4.9 million ($3.0 million net of tax). Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations includes $1.3 million in asset write-downs and $3.6 million of other costs, of which $3.2 million are expected to be incurred in the next twelve months. Other costs include primarily employee severance and facility shutdown costs. Other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. This total includes the authorization in February of 2000 of an additional
1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. As of July 29, 2000, the Company had repurchased 6.2 million shares at a cost of $57.1 million from all authorizations.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Business Segments

The Company currently operates four reportable business segments (not including corporate): Journeys; Jarman, comprised of the Jarman, Underground Station and Stone & Co. retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company operated in Fiscal 2000 the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. The Company also operated the Leather segment in Fiscal 2000 and some of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business June 19, 2000 and has discontinued all Leather segment operations.

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales in the second quarter ended July 29, 2000 increased 18.0% to $142.7 million from $121.0 million in the second quarter ended July 31, 1999. Excluding net sales attributable to the divested Other Retail business from last year, the Company's net sales increased 20.1% to $142.7 million in the second quarter ended July 29, 2000 from $118.8 million in the same period last year. Gross margin increased 21.8% to $68.5 million in the second quarter this year from $56.2 million in the same period last year and increased as a percentage of net sales from 46.5% to 48.0%. Selling and administrative expenses in the second quarter this year increased 20.5% from the second quarter last year and increased as a percentage of net sales from 39.5% to 40.3%. Selling and administrative expenses were reduced $0.3 million in the second quarter this year for a reduction in pension expense. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Pretax earnings for the second quarter ended July 29, 2000 were $9.0 million compared to $7.0 million for the second quarter ended July 31, 1999.

Net earnings for the second quarter ended July 29, 2000 were $2.6 million ($.13 diluted earnings per share) compared to $4.2 million ($.17 diluted earnings per share) for the second quarter ended July 31, 1999. Net earnings for the second quarter ended July 29, 2000 included a $3.0 million ($.11 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company's Volunteer Leather business.

Journeys

                               Three Months Ended
                              --------------------
                              July 29,    July 31,        %
                                  2000        1999      Change
                               -------     -------      ------
                             (dollars in thousands)
         Net sales ........    $59,726     $44,937       32.9%
         Operating income..    $ 6,569     $ 5,888       11.6%
         Operating margin..       11.0%       13.1%

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Reflecting both a 30% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and an 8% increase in comparable store sales, net sales from Journeys increased 32.9% for the second quarter ended July 29, 2000 compared to the same period last year. The average price per pair of shoes decreased 1% in the second quarter of Fiscal 2001 while unit sales increased 33% during the same period. The store count for Journeys was 377 stores at the end of the second quarter of Fiscal 2001 compared to 287 stores at the end of the second quarter last year.

Journeys operating income for the second quarter ended July 29, 2000 was up 11.6% to $6.6 million compared to $5.9 million for the second quarter ended July 31, 1999. The increase was due to increased sales both from store openings and a comparable store sales increase and increased gross margin as a percentage of sales. Journeys operating income decreased as a percentage of sales from 13.1% for the second quarter last year to 11.0% for the second quarter this year due to higher marketing expenses and costs associated with rapid store expansion.

Jarman

                                    Three Months Ended
                                   --------------------
                                   July 29,    July 31,        %
                                       2000        1999      Change
                                    -------     -------      ------
                                   (dollars in thousands)
         Net sales .............    $20,498     $ 18,168        12.8%
         Operating income (loss)    $   450     $   (288)         NA
         Operating margin ......        2.2%       (1.6%)

Primarily due to a 13% increase in average Jarman stores operated and a 2% increase in comparable store sales, net sales from Jarman increased 12.8% for the second quarter ended July 29, 2000 compared to the same period last year. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 7% in the second quarter of Fiscal 2001 and unit sales increased 2% during the same period. Jarman operated 186 stores at the end of the second quarter of Fiscal 2001, including 33 Underground Station stores and nine Stone & Co. stores. It had operated 158 stores at the end of the second quarter last year, including 17 Underground Station stores and one Stone & Co. store.

Jarman operating income for the second quarter ended July 29, 2000 was $0.5 million compared to ($0.3) million for the second quarter ended July 31, 1999 and increased as a percent of sales to 2.2% from (1.6%) for the same period last year. The increase was due to increased sales, increased gross margin in dollars and as a percentage of sales due primarily to lower markdowns and changes in product mix.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Johnston & Murphy

                               Three Months Ended
                              --------------------
                              July 29,    July 31,        %
                                  2000        1999      Change
                               -------     -------      ------
                             (dollars in thousands)
         Net sales ........    $44,189     $37,717       17.2%
         Operating income..    $ 5,632     $ 4,721       19.3%
         Operating margin..       12.7%       12.5%

Johnston & Murphy net sales increased 17.2% to $44.2 million for the second quarter ended July 29, 2000 from $37.7 million for the second quarter ended July 31, 1999. The increase reflects primarily a 5% increase in comparable store sales for Johnston & Murphy retail operations and a 9% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 65% of Johnston & Murphy segment sales in the second quarter this year, up from 63% in the second quarter last year. There was an 11% increase in Johnston & Murphy wholesale sales. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2001 included 152 Johnston & Murphy stores and factory stores compared to 138 Johnston & Murphy stores and factory stores at the end of the second quarter of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail increased 1% in the second quarter this year and unit sales increased 15% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 16% in the second quarter of Fiscal 2001, while the average price per pair of shoes decreased 6% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the second quarter ended July 29, 2000 increased 19.3% from $4.7 million for the second quarter ended July 31, 1999 to $5.6 million, primarily due to increased sales and increased gross margin as a percentage of sales.

Licensed Brands

                               Three Months Ended
                              --------------------
                              July 29,    July 31,        %
                                  2000        1999      Change
                               -------     -------      ------
                             (dollars in thousands)
         Net sales ........    $18,330     $18,012        1.8%
         Operating income..    $   974     $   885       10.1%
         Operating margin..        5.3%        4.9%

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Licensed Brands net sales increased 1.8% to $18.3 million for the second quarter ended July 29, 2000 from $18.0 million for the second quarter ended July 31, 1999, reflecting primarily a 2% increase in Licensed Brands wholesale sales. Unit sales for the Licensed Brands wholesale businesses increased 7% for the second quarter this year, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities and changes in product mix.

Licensed Brands operating income for the second quarter ended July 29, 2000 increased 10.1% from $0.9 million for the second quarter ended July 31, 1999 to $1.0 million, primarily due to increased sales and increased gross margin as a percentage of sales.

Other Retail

                            Three Months Ended
                           --------------------
                           July 29,    July 31,        %
                               2000        1999      Change
                            -------     -------      ------
                          (dollars in thousands)
         Net sales ......    $ -0-      $2,170      (100.0%)
         Operating income    $ -0-      $  143          NA
         Operating margin       NA         6.6%

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

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the second quarter ended July 29, 2000 were $2.7 million compared to $2.9 million for the second quarter ended July 31, 1999 or a decrease of 5.9%. The decrease in corporate expenses in the second quarter this year is attributable primarily to $0.3 million of investment income.

Interest expense increased 2.5% from $2.0 million in the second quarter ended July 31, 1999 to $2.1 million for the second quarter ended July 29, 2000, primarily due to increased bank activity fees due to the increase in the number of individual bank accounts because of increased new store openings.

Interest income decreased 55% from $0.6 million in the second quarter last year to $0.3 million in the second quarter this year due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended July 29, 2000 or July 31, 1999.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - SIX MONTHS FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales in the first six months ended July 29, 2000 increased 18.2% to $288.8 million from $244.4 million in the first six months ended July 31, 1999. Excluding net sales attributable to the divested Other Retail business from last year, the Company's net sales increased 20.8% to $288.8 million in the first six months ended July 29, 2000 from $239.0 million in the same period last year. Gross margin increased 20.2% to $136.1 million in the first six months this year from $113.3 million in the same period last year and increased as a percentage of net sales from 46.4% to 47.1%. Selling and administrative expenses in the first six months this year increased 17.0% from the first six months last year but decreased as a percentage of net sales from 39.7% to 39.3%. Selling and administrative expenses were reduced $0.7 million in the first six months this year for a reduction in pension expense as total pension expense for Fiscal 2001 is expected to be $0.3 million versus $1.7 million in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Pretax earnings for the first six months ended July 29, 2000 were $19.2 million compared to $13.6 million for the first six months ended July 31, 1999.

Net earnings for the first six months ended July 29, 2000 were $8.5 million ($.38 diluted earnings per share) compared to $8.2 million ($.33 diluted earnings per share) for the first six months ended July 31, 1999. Net earnings for the first six months ended July 29, 2000 included a $3.0 million ($.12 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company's Volunteer Leather business.

Journeys

                                         Six Months Ended
                                       --------------------
                                       July 29,    July 31,        %
                                           2000        1999      Change
                                        -------     -------      ------
                                      (dollars in thousands)
         Net sales .................    $117,743    $84,387       39.5%
         Operating income ..........    $ 13,081    $ 9,576       36.6%
         Operating margin ..........        11.1%      11.3%

Reflecting both a 30% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) and a 14% increase in comparable store sales, net sales from Journeys increased 39.5% for the first six months ended July 29, 2000 compared to the same period last year. The average price per pair of shoes decreased 1% in the first six months of Fiscal 2001 while unit sales increased 40% during the same period. The store count for Journeys was 377 stores at the end of the first six months of Fiscal 2001 compared to 287 stores at the end of the first six months last year.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Journeys operating income for the first six months ended July 29, 2000 was up 36.6% to $13.1 million compared to $9.6 million for the first six months ended July 31, 1999. The increase was due to increased sales both from store openings and a comparable store sales increase. Journeys operating income decreased as a percentage of sales from 11.3% for the first six months last year to 11.1% for the first six months this year due to higher marketing expenses and costs associated with rapid store expansion.

Jarman

                                         Six Months Ended
                                       --------------------
                                       July 29,    July 31,        %
                                           2000        1999      Change
                                        -------     -------      ------
                                      (dollars in thousands)
         Net sales .................    $41,518     $36,742       13.0%
         Operating income (loss) ...    $ 1,193     $  (261)        NA
         Operating margin ..........        2.9%      (0.7%)

Primarily due to a 7% increase in average Jarman stores operated for the six months and a 5% increase in comparable store sales, net sales from Jarman increased 13.0% for the first six months ended July 29, 2000 compared to the same period last year. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 8% in the first six months of Fiscal 2001 and unit sales increased 2% during the same period. Jarman operated 186 stores at the end of the first six months of Fiscal 2001, including 33 Underground Station stores and nine Stone & Co. stores. It had operated 158 stores at the end of the first six months last year, including 17 Underground Station stores and one Stone & Co. store.

Jarman operating income for the first six months ended July 29, 2000 was $1.2 million compared to ($0.3) million for the first six months ended July 31, 1999 and increased as a percent of sales to 2.9% from (0.7%) for the same period last year. The increase was due to increased sales, increased gross margin in dollars and as a percentage of sales due primarily to lower markdowns combined with changes in product mix and decreased expenses as a percentage of sales.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Johnston & Murphy

                                         Six Months Ended
                                       --------------------
                                       July 29,    July 31,        %
                                           2000        1999      Change
                                        -------     -------      ------
                                      (dollars in thousands)
         Net sales .................    $88,275     $78,038       13.1%
         Operating income ..........    $11,305     $10,011       12.9%
         Operating margin ..........       12.8%       12.8%

Johnston & Murphy net sales increased 13.1% to $88.3 million for the first six months ended July 29, 2000 from $78.0 million for the first six months ended July 31, 1999. The increase reflects primarily a 5% increase in comparable store sales for Johnston & Murphy retail operations and a 9% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 64% of Johnston & Murphy segment sales in the first six months this year and 62% of Johnston & Murphy segment sales in the first six months last year. There was a 7% increase in Johnston & Murphy wholesale sales. The store count for Johnston & Murphy retail operations at the end of the first six months of Fiscal 2001 included 152 Johnston & Murphy stores and factory stores compared to 138 Johnston & Murphy stores and factory stores at the end of the first six months of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail was flat in the first six months this year while unit sales increased 14% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 13% in the first six months of Fiscal 2001, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the first six months ended July 29, 2000 increased 12.9% from $10.0 million for the first six months ended July 31, 1999 to $11.3 million, primarily due to increased sales.

Licensed Brands

                                         Six Months Ended
                                       --------------------
                                       July 29,    July 31,        %
                                           2000        1999      Change
                                        -------     -------      ------
                                      (dollars in thousands)
         Net sales .................    $41,221     $39,802        3.6%
         Operating income ..........    $ 2,607     $ 2,420        7.7%
         Operating margin ..........        6.3%        6.1%

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Licensed Brands net sales increased 3.6% to $41.2 million for the first six months ended July 29, 2000 from $39.8 million for the first six months ended July 31, 1999, reflecting primarily a 3% increase in Licensed Brands wholesale sales. Unit sales for the Licensed Brands wholesale businesses increased 6% for the first six months this year, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities and changes in product mix.

Licensed Brands operating income for the first six months ended July 29, 2000 increased 7.7% from $2.4 million for the first six months ended July 31, 1999 to $2.6 million, primarily due to increased sales and decreased expenses as a percentage of sales.

Other Retail

                                           Six Months Ended
                                         --------------------
                                         July 29,    July 31,        %
                                             2000        1999      Change
                                          -------     -------      ------
                                        (dollars in thousands)
         Net sales .................        -0-     $ 5,399     (100.0%)
         Operating income ..........        -0-     $   (51)        NA
         Operating margin ..........         NA       (0.9%)

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

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the first six months ended July 29, 2000 were essentially flat with last year at $5.3 million.

Interest expense increased 3.9% from $4.0 million in the first six months ended July 31, 1999 to $4.2 million for the first six months ended July 29, 2000, primarily due to increased bank activity fees due to the increase in the number of individual bank accounts because of increased new store openings.

Interest income decreased 45% from $1.2 million in the first six months last year to $0.7 million in the first six months this year due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during the six months ended July 29, 2000 or July 31, 1999.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                         July 29,       July 31,
                                                             2000           1999
                                                         --------       --------
                                                          (dollars in millions)
         Cash and short-term investments ............    $   38.3       $   49.1
         Working capital ............................    $  134.0       $  134.8
         Long-term debt (includes current maturities)    $  103.5       $  103.5
         Current ratio ..............................         2.4x           2.8x


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $1.1 million in the first six months of Fiscal 2001 compared to $16.2 million in the first six months of Fiscal 2000. The $15.1 million decrease in cash flow from operating activities reflects primarily increased accounts receivable due to increased wholesale sales and extended terms and increased inventory due to increased new store openings and planned seasonal increases. Contributing to the inventory change was an increase in net stores and leased departments of 86 this year compared to a net decline of 39 last year.

The $32.0 million increase in inventories at July 29, 2000 from January 29, 2000 levels reflects increases in retail inventory to support the net increase of 86 stores in the first six months this year as well as planned seasonal increases.

Accounts receivable at July 29, 2000 increased $5.9 million compared to January 29, 2000 primarily due to increased wholesale sales and lengthening of days sales outstanding due to changes in promotional activities.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                         Six Months Ended
                                   ---------------------------
                                     July 29,         July 31,
                                         2000             1999
                                   ----------      -----------
                                        (in thousands)
         Accounts payable ......     $ 24,911          $ 8,315
         Accrued liabilities....       (6,225)          (4,904)
                                   ----------      -----------
                                     $ 18,686          $ 3,411
                                   ==========      ===========

The fluctuations in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns, payment terms negotiated with individual vendors and changes in inventory levels. The change in accrued liabilities for the first six months this year was due primarily to payment of incentive compensation accruals.

There were no revolving credit borrowings during the first six months ended July 29, 2000 and July 31, 1999, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures

Total capital expenditures in Fiscal 2001 are expected to be approximately $33.1 million. These include expected retail expenditures of $29.4 million to open approximately 100 Journeys stores, 15 Johnston & Murphy stores and factory stores, and 54 Jarman Retail stores which includes 33 Underground Station stores and three Stone & Co. stores, and to complete 34 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.7 million, including approximately $2.0 million for new computer systems to improve customer service and support the Company's growth.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.4 million reflected in Fiscal 2001 and $472,000 reflected in Fiscal 2000. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2001, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $6.1 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February of 2000, the Company authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased a total of 6.2 million shares at a cost of $57.1 million from all authorizations for Fiscal 1999, Fiscal 2000 and Fiscal 2001.

There were $8.9 million of letters of credit outstanding under the revolving credit agreement at July 29, 2000, leaving availability under the revolving credit agreement of $56.1 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At July 29, 2000, $30.7 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

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

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at July 29, 2000. As a result, the interest rate market risk implicit in these investments at July 29, 2000, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


exchange contracts. Gains and losses from these transactions are included in the cost of the underlying purchases. The loss on contracts outstanding at July 29, 2000 was $1.7 million from current spot rates. At July 29, 2000, the Company had $26.6 million of foreign exchange contracts for Italian Lira and Euro. As of July 29, 2000, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $4.0 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at July 29, 2000, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2001 would not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 28, 2000, shares representing a total of 21,775,663 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected ten directors nominated by the board of directors by the following votes:

                                                                 Votes
                                            Votes "For"        "Withheld"
                                            -----------        ----------
         Leonard L. Berry                   17,547,428           340,510
         Robert V. Dale                     17,534,224           353,714
         W. Lipscomb Davis, Jr              17,544,595           343,343
         Joel C. Gordon                     17,545,291           342,647
         Ben T. Harris                      14,473,867         3,414,071
         Kathleen Mason                     17,548,029           339,909
         Hal N. Pennington                  17,548,031           339,907
         William A. Williamson, Jr          17,545,980           341,958
         William S. Wire II                 17,545,850           342,088
         Gary M. Witkin                     17,525,016           362,922

(2) approved an amendment to the Company's 1996 Stock Incentive Plan by a vote of 18,355,609 for, 1,653,666 against, with 66,749 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Genesco Inc.


/s/ James S. Gulmi





James S. Gulmi
Chief Financial Officer
September 12, 2000