Form 10-Q
period 2000-10-28
GENESCO INC
filed 2000-12-12
CIK 18498

                                                                  [GENESCO LOGO]




(Mark One)                    FORM 10-Q


    [X]    Quarterly Report Pursuant To
             Section 13 or 15(d) of the
        Securities Exchange Act of 1934
                      For Quarter Ended
                       October 28, 2000

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







-------------------------------------------------------
Common Shares Outstanding December 1, 2000 - 21,452,134

INDEX

------------------------------------------------------------------------------

                                                                          PAGE
------------------------------------------------------------------------------
Part 1 - Financial Information                                              3
-----------------------------------------------------------------------------
Consolidated Balance Sheet - October 28, 2000, January 29, 2000 and
   October 30, 1999                                                         3
-----------------------------------------------------------------------------
Consolidated Earnings - Three Months Ended and Nine Months Ended
   October 28, 2000 and October 30, 1999                                    4
-----------------------------------------------------------------------------
Consolidated Cash Flows - Three Months Ended and Nine Months Ended
   October 28, 2000 and October 30, 1999                                    5
-----------------------------------------------------------------------------
Consolidated Shareholders' Equity - Year Ended
   January 29, 2000 and Nine Months Ended October 28, 2000                  6
-----------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                  7
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   21
-----------------------------------------------------------------------------
Part II - Other Information                                                34
-----------------------------------------------------------------------------
Signature                                                                  35
-----------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands

-----------------------------------------------------------------------------------------------
                                                      OCTOBER 28,    JANUARY 29,    OCTOBER 30,
                                                             2000           2000           1999
-----------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                         $  16,060      $  57,860      $  38,543
Accounts receivable                                        30,493         23,617         25,996
Inventories                                               154,101        109,815        129,787
Deferred income taxes                                      14,826         14,826         10,775
Other current assets                                        9,977          8,881          5,984
Current assets of discontinued operations                   3,834            -0-            -0-
-----------------------------------------------------------------------------------------------
Total current assets                                      229,291        214,999        211,085
-----------------------------------------------------------------------------------------------
Plant, equipment and capital leases, net                   85,386         68,661         64,850
Deferred income taxes                                       4,184          4,184         10,370
Other noncurrent assets                                    14,302         13,321         10,117
Plant and equipment of discontinued operations, net           563            -0-            -0-
===============================================================================================
TOTAL ASSETS                                            $ 333,726      $ 301,165      $ 296,422
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                $  92,159      $  74,874      $  73,817
Provision for discontinued operations                       4,385          2,118          2,083
-----------------------------------------------------------------------------------------------
Total current liabilities                                  96,544         76,992         75,900
-----------------------------------------------------------------------------------------------
Long-term debt                                            103,500        103,500        103,500
Other long-term liabilities                                 6,018          6,368          6,373
Provision for discontinued operations                       4,860          6,063          6,615
-----------------------------------------------------------------------------------------------
Total liabilities                                         210,922        192,923        192,388
-----------------------------------------------------------------------------------------------
Contingent liabilities (see Note 9)

SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                            7,827          7,882          7,884
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: October 28, 2000 - 21,881,715;
        January 29, 2000 - 21,714,678;
        October 30, 1999 - 22,282,538                      21,882         21,715         22,282
     Additional paid-in capital                            92,151         94,784        101,407
     Retained earnings (accumulated deficit)               18,801          1,718         (9,682)
     Accumulated other comprehensive income                   -0-            -0-            -0-
     Treasury shares, at cost                             (17,857)       (17,857)       (17,857)
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                122,804        108,242        104,034
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 333,726      $ 301,165      $ 296,422
===============================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                           Consolidated Earnings
                           In Thousands

---------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                           --------------------------    --------------------------
                                           OCTOBER 28,    OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                  2000           1999           2000           1999
---------------------------------------------------------------------------------------------------
Net sales                                    $ 175,593      $ 139,902      $ 464,350      $ 384,270
Cost of sales                                   93,425         75,143        246,041        206,229
Selling and administrative expenses             65,748         53,398        179,144        150,305
---------------------------------------------------------------------------------------------------
Earnings from operations before interest        16,420         11,361         39,165         27,736
---------------------------------------------------------------------------------------------------
   Interest expense                              2,274          2,058          6,468          6,095
   Interest income                                (194)          (404)          (874)        (1,645)
---------------------------------------------------------------------------------------------------
Total interest expense, net                      2,080          1,654          5,594          4,450
---------------------------------------------------------------------------------------------------
Earnings before income taxes
   and discontinued operations                  14,340          9,707         33,571         23,286
Income taxes                                     5,555          3,850         13,062          9,261
---------------------------------------------------------------------------------------------------
Earnings before discontinued operations          8,785          5,857         20,509         14,025
Discontinued operations (net of tax):
   Operating income (loss)                         -0-            347           (226)           422
   Provision for discontinued operations           -0-            -0-         (2,975)           -0-
---------------------------------------------------------------------------------------------------
NET EARNINGS                                 $   8,785      $   6,204      $  17,308      $  14,447
===================================================================================================
Basic earnings per common share:
   Before discontinued operations            $     .41      $     .27      $     .94      $     .61
   Discontinued operations                   $     .00      $     .01      $    (.15)     $     .02
   Net earnings                              $     .41      $     .28      $     .79      $     .63

Diluted earnings per common share:
   Before discontinued operations            $     .36      $     .25      $     .86      $     .59
   Discontinued operations                   $     .00      $     .01      $    (.12)     $     .01
   Net earnings                              $     .36      $     .26      $     .74      $     .60
===================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Cash Flows
                          In Thousands

--------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               -------------------------   -------------------------
                                                               OCTOBER 28,   OCTOBER 30,   OCTOBER 28,   OCTOBER 30,
                                                                      2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                      $  8,785      $  6,204      $ 17,308      $ 14,447
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                   3,380         2,626         9,557         7,504
      Deferred income taxes                                            -0-         3,766           -0-         8,552
      Provision for losses on accounts receivable                      (67)          377           164           545
      Provision for discontinued operations                            -0-           -0-         4,854           -0-
      Other                                                            138           163           635           790
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                           (7,102)       (4,241)      (13,030)       (1,819)
      Inventories                                                  (12,665)      (10,567)      (44,638)      (20,253)
      Other current assets                                            (822)         (116)       (1,096)          734
      Accounts payable and accrued liabilities                      (2,445)         (142)       16,241         3,269
      Other assets and liabilities                                  (1,782)       (1,787)       (1,496)       (1,284)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                (12,580)       (3,717)      (11,501)       12,485
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                             (9,430)       (5,087)      (28,659)      (15,303)
   Proceeds from businesses divested and asset sales                 2,262            11         2,650        10,066
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (7,168)       (5,076)      (26,009)       (5,237)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Stock repurchase                                                 (3,308)       (2,497)       (8,667)      (30,761)
   Payments on capital leases                                           (4)           (1)           (5)           (2)
   Dividends paid                                                      (75)          (75)         (225)         (225)
   Exercise of options                                                 920           830         4,607         3,540
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                               (2,467)       (1,743)       (4,290)      (27,448)
--------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                      (22,215)      (10,536)      (41,800)      (20,200)
Cash and short-term investments at
   beginning of period                                              38,275        49,079        57,860        58,743
--------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                  $ 16,060      $ 38,543      $ 16,060      $ 38,543
====================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                       $  3,612      $  3,417      $  7,490      $  7,015
   Income taxes                                                        968           195         8,379         1,847
====================================================================================================================

The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Shareholders' Equity
                          In Thousands

                                       TOTAL                                     RETAINED    ACCUMULATED                    TOTAL
                              NON-REDEEMABLE          ADDITIONAL                 EARNINGS          OTHER                   SHARE-
                                   PREFERRED   COMMON    PAID-IN   TREASURY  (ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE  HOLDERS'
                                       STOCK    STOCK    CAPITAL      STOCK      DEFICIT)         INCOME         INCOME    EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999            $  7,918  $24,327   $126,095   $(17,857)    $(23,904)      $     -0-                 $116,579
=================================================================================================================================
Net earnings                             -0-      -0-        -0-        -0-       25,922             -0-         25,922    25,922
Dividends paid                           -0-      -0-        -0-        -0-         (300)            -0-            -0-      (300)
Exercise of options                      -0-      693      2,796        -0-          -0-             -0-            -0-     3,489
Issue shares - Employee Stock
   Purchase Plan                         -0-      122        417        -0-          -0-             -0-            -0-       539
Tax effect of exercise of stock
   options                               -0-      -0-      1,427        -0-          -0-             -0-            -0-     1,427
Stock repurchases                        -0-   (3,439)   (36,080)       -0-          -0-             -0-            -0-   (39,519)
Other                                    (36)      12        129        -0-          -0-             -0-            -0-       105
                                                                                                             ----------
Comprehensive Income                                                                                           $ 25,922
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 29, 2000            $  7,882  $21,715   $ 94,784   $(17,857)    $  1,718       $     -0-                $ 108,242
=================================================================================================================================
Net earnings                             -0-      -0-        -0-        -0-       17,308             -0-         17,308    17,308
Dividends paid                           -0-      -0-        -0-        -0-         (225)            -0-            -0-      (225)
Exercise of options                      -0-      740      3,305        -0-          -0-             -0-            -0-     4,045
Issue shares - Employee Stock
   Purchase Plan                         -0-       55        508        -0-          -0-             -0-            -0-       563
Tax effect of exercise of
   stock options                         -0-      -0-      1,452        -0-          -0-             -0-            -0-     1,452
Stock repurchases                        -0-     (639)    (8,028)       -0-          -0-             -0-            -0-    (8,667)
Other                                    (55)      11        130        -0-          -0-             -0-            -0-        86
                                                                                                               --------
Comprehensive Income                                                                                           $ 17,308
---------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 28, 2000            $  7,827  $21,882   $ 92,151   $(17,857)    $ 18,801       $     -0-                 $122,804
=================================================================================================================================

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

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy, Dockers and Nautica brands and the operation at October 28, 2000 of 815 Jarman, Journeys, Johnston & Murphy, Underground Station, Stone & Co. and Nautica retail footwear stores and leased departments. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. (see Note 2).

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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at January 29, 2000 and October 28, 2000, are short-term investments of $47.1 million and $7.1 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira. Gains and losses from these transactions are included in the cost of the underlying purchases. At January 29, 2000 and October 28, 2000, the Company had approximately $30.1 million and $28.2 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four and a half months. The loss from spot rates at January 29, 2000 and October 28, 2000 under these contracts was $2.5 million and $2.8 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

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

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $16.8 million and $14.5 million for the first nine months of Fiscal 2001 and 2000, respectively.

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

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, of which $2.2 million are expected to be incurred in the next twelve months. As of October 28, 2000, $1.2 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. Other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

The operating results of the leather segment are shown below:

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  --------------------            -----------------------
                                                  OCT. 28,    OCT. 30,            OCT. 28,       OCT. 30,
IN THOUSANDS                                          2000        1999                2000*          1999
---------------------------------------------------------------------------------------------------------
Net sales                                         $    -0-      $6,067              $6,545        $16,257
Cost of sales and expenses                             -0-       5,499               6,917         15,566
---------------------------------------------------------------------------------------------------------
Pretax earnings (loss)                                 -0-         568                (372)           691
Income tax expense (benefit)                           -0-         221                (146)           269
---------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                               $    -0-      $  347              $ (226)        $  422
=========================================================================================================

* Results for the four months ended May 2000.

Discontinued operations' sales subsequent to the decision to discontinue were $0.9 million for Fiscal 2001.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 3

ACCOUNTS RECEIVABLE

                                   OCTOBER 28,           JANUARY 29,
IN THOUSANDS                              2000                  2000
--------------------------------------------------------------------
Trade accounts receivable            $  32,136             $  25,125
Miscellaneous receivables                1,468                 1,679
--------------------------------------------------------------------
Total receivables                       33,604                26,804
Allowance for bad debts                 (1,028)                 (926)
Other allowances                        (2,083)               (2,261)
--------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE              $  30,493             $  23,617
====================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for more than 16% of the Company's trade receivables balance as of October 28, 2000 and no other customer accounted for more than 12% of the Company's trade receivables balance as of October 28, 2000.

NOTE 4

INVENTORIES

                                   OCTOBER 28,           JANUARY 29,
IN THOUSANDS                              2000                  2000
--------------------------------------------------------------------
Raw materials                        $   1,211             $   3,098
Work in process                            618                 2,146
Finished goods                          27,263                31,513
Retail merchandise                     125,009                73,058
--------------------------------------------------------------------
TOTAL INVENTORIES                    $ 154,101             $ 109,815
====================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 5

CURRENT ASSETS OF DISCONTINUED OPERATIONS

                                                                 OCTOBER 28,
IN THOUSANDS                                                            2000
-----------------------------------------------------------------------------
Accounts Receivable, net of allowance of $3                           $3,834
Inventory                                                                -0-
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS                       $3,834
=============================================================================



NOTE 6

PLANT, EQUIPMENT AND CAPITAL LEASES, NET

                                                 OCTOBER 28,      JANUARY 29,
IN THOUSANDS                                            2000             2000
-----------------------------------------------------------------------------
Plant and equipment:
   Land                                           $      291       $      302
   Buildings and building equipment                    1,128            2,726
   Machinery, furniture and fixtures                  53,071           50,345
   Construction in progress                            8,932            7,116
   Improvements to leased property                    72,056           58,962
Capital leases:
   Buildings                                              20              305
-----------------------------------------------------------------------------
Plant, equipment and capital leases, at cost         135,498          119,756
Accumulated depreciation and amortization:
   Plant and equipment                               (50,105)         (50,794)
   Capital leases                                         (7)            (301)
-----------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES            $  85,386        $  68,661
=============================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                  EMPLOYEE       FACILITY
                                                   RELATED       SHUTDOWN
IN THOUSANDS                                         COSTS*         COSTS         OTHER         TOTAL
-----------------------------------------------------------------------------------------------------
Balance January 29, 2000                           $ 8,181         $  -0-        $ -0-        $ 8,181
Volunteer Leather provision                          1,063          2,082          426          3,571
Charges and adjustments, net                        (2,289)          (157)         (61)        (2,507)
-----------------------------------------------------------------------------------------------------
Balance October 28, 2000                             6,955          1,925          365          9,245
Current portion                                      2,514          1,506          365          4,385
-----------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                          $ 4,441         $  419        $ -0-        $ 4,860
=====================================================================================================

* Includes $6.5 million of apparel union pension withdrawal liability

RESTRUCTURING RESERVES

                                                  EMPLOYEE       FACILITY
                                                   RELATED       SHUTDOWN
IN THOUSANDS                                         COSTS*         COSTS         OTHER         TOTAL
-----------------------------------------------------------------------------------------------------
Balance January 29, 2000                           $    64        $   436        $ 527        $ 1,027
Charges and adjustments, net                           (64)           (23)         (69)          (156)
-----------------------------------------------------------------------------------------------------
Balance October 28, 2000                               -0-            413          458            871
Current portion (included in accounts
   payable and accrued liabilities)                    -0-            348          458            806
-----------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)       $   -0-        $    65        $ -0-        $    65
=====================================================================================================

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 8

EARNINGS PER SHARE


                                              FOR THE THREE MONTHS ENDED                       FOR THE THREE MONTHS ENDED
                                                   OCTOBER 28, 2000                                 OCTOBER 30, 1999
                                      -------------------------------------------      ------------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE           INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations     $8,785                                           $5,857

Less: Preferred stock dividends                (75)                                             (75)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                       8,710           21,470         $.41              5,782           21,786         $.27
                                                                            ====                                             ====
Plus: Interest on 5 1/2% convertible
   subordinated notes (net of tax)             947                                              962

EFFECT OF DILUTIVE SECURITIES
   Options                                                      518                                              695
   5 1/2% convertible subordinated notes                      4,918                                            4,918
   Employees' preferred stock(1)                                 71                                               72
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $9,657           26,977         $.36             $6,744           27,471         $.25
=================================================================================================================================

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of October 28, 2000.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Notes to Consolidated Financial Statements

NOTE 8

EARNINGS PER SHARE, CONTINUED

                                               FOR THE NINE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                                    OCTOBER 28, 2000                                OCTOBER 30, 1999
                                      -------------------------------------------      ------------------------------------------
(IN THOUSANDS, EXCEPT                      INCOME          SHARES       PER-SHARE           INCOME          SHARES      PER-SHARE
     PER SHARE AMOUNTS)                 (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations    $20,509                                          $14,025

Less: Preferred stock dividends               (225)                                            (225)
---------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                      20,284           21,518         $.94             13,800           22,603         $.61
                                                                            ====                                             ====
Plus: Interest on 5 1/2% convertible
   subordinated notes (net of tax)           2,840                                            2,887

EFFECT OF DILUTIVE SECURITIES
   Options                                                      488                                              692
   5 1/2% convertible subordinated notes                      4,918                                            4,918
   Employees' preferred stock(1)                                 71                                               73
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                             $23,124           26,995         $.86            $16,687           28,286         $.59
=================================================================================================================================

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of October 28, 2000.

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

Threatened Contribution Claim

The Company has been advised by the current owner of an adhesives manufacturing business formerly owned by the Company that the owner has been named a third-party defendant in a suit brought under CERCLA relating to an Alabama solvent recycling facility allegedly used by the business. According to the owner, it would in turn seek contribution from the Company against any portion of its liability arising out of the Company's operation of the business prior to its 1986 divestiture. The current owner has advised the Company that available information on volumes of contaminants at the site indicates that the entire share of liability related to the adhesives business is de minimis, not likely to exceed $50,000. Based on information concerning its relative contribution of wastes to the site the Company has agreed to accept approximately 40% of up to $50,000 in liability imposed on the adhesives business and the current owner and one other former owner have agreed to accept the balance of such liability up to $50,000. The Company does not expect this threatened claim to have a material adverse effect on its financial condition or results of operations.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense and interest income.

THREE MONTHS ENDED                                           JOHNSTON      LICENSED
OCTOBER 28, 2000                    JOURNEYS      JARMAN     & MURPHY        BRANDS      LEATHER  CORPORATE  CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Sales                               $ 78,680     $27,531     $ 46,861      $ 23,458         $ -0-    $ -0-      $ 176,530
Intercompany sales                       -0-         -0-           (3)         (934)          -0-      -0-           (937)
-------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS       78,680      27,531       46,858        22,524           -0-      -0-        175,593
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               10,886       1,870        5,720         1,535           -0-   (3,591)        16,420
Interest expense                         -0-         -0-          -0-           -0-           -0-    2,274          2,274
Interest income                          -0-         -0-          -0-           -0-           -0-      194            194
-------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS        10,886       1,870        5,720         1,535           -0-   (5,671)        14,340
-------------------------------------------------------------------------------------------------------------------------

Total assets                         107,561      45,990       72,910        31,608         4,397   71,260        333,276
Depreciation                           1,336         602          773            29           -0-      640          3,380
Capital expenditures                   4,604       3,557          795            13           -0-      461          9,430

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Notes to Consolidated Financial Statements

NOTE 10

BUSINESS SEGMENT INFORMATION, CONTINUED

THREE MONTHS ENDED                                         OTHER     JOHNSTON     LICENSED
OCTOBER 28, 1999                  JOURNEYS    JARMAN      RETAIL     & MURPHY       BRANDS     LEATHER  CORPORATE   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Sales                              $56,068    $20,861    $ 1,986     $ 42,604     $ 19,657        $ -0-     $ -0-       $ 141,176
Intercompany sales                     -0-        -0-        -0-         (141)      (1,133)         -0-       -0-          (1,274)
---------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS     56,068     20,861      1,986       42,463       18,524          -0-       -0-         139,902
---------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)              7,903      1,280       (194)       4,832          488          -0-    (2,948)         11,361
Interest expense                       -0-        -0-        -0-          -0-          -0-          -0-     2,058           2,058
Interest income                        -0-        -0-        -0-          -0-          -0-          -0-       404             404
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS       7,903      1,280       (194)       4,832          488          -0-    (4,602)          9,707
---------------------------------------------------------------------------------------------------------------------------------

Total assets                        79,224     28,413      2,281       62,025       28,307        9,209    86,963         296,422
Depreciation                           840        381         24          722           50          114       495           2,626
Capital expenditures                 2,850        941        -0-          757           51           17       471           5,087



NINE MONTHS ENDED                                            JOHNSTON      LICENSED
OCTOBER 28, 2000                    JOURNEYS      JARMAN     & MURPHY        BRANDS      LEATHER  CORPORATE  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Sales                               $196,423     $69,049     $ 135,222      $ 66,538         $ -0-    $ -0-      $ 467,232
Intercompany sales                       -0-         -0-           (89)       (2,793)          -0-      -0-         (2,882)
 -------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS      196,423      69,049       135,133        63,745           -0-      -0-        464,350
 -------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               23,967       3,063        17,025         4,142           -0-   (9,032)        39,165
Interest expense                         -0-         -0-           -0-           -0-           -0-    6,468          6,468
Interest income                          -0-         -0-           -0-           -0-           -0-      874            874
 -------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS        23,967       3,063        17,025         4,142           -0-  (14,626)        33,571
 -------------------------------------------------------------------------------------------------------------------------

Total assets                         107,561      45,990        72,910        31,608         4,397   71,260        333,726
Depreciation                           3,630       1,589         2,117            88           149    1,984          9,557
Capital expenditures                  13,951       8,814         3,684            49           -0-    2,161         28,659


NINE MONTHS ENDED                                          OTHER     JOHNSTON     LICENSED
OCTOBER 28, 1999                  JOURNEYS    JARMAN      RETAIL     & MURPHY       BRANDS     LEATHER  CORPORATE   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Sales                              $140,455    $57,603    $ 7,385     $ 120,795     $ 61,947        $ -0-   $ -0-     $ 388,185
Intercompany sales                      -0-        -0-        -0-          (294)      (3,621)         -0-     -0-        (3,915)
-------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS     140,455     57,603      7,385       120,501       58,326          -0-     -0-       384,270
-------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)              17,479      1,019       (245)       14,843        2,908          -0-  (8,268)       27,736
Interest expense                        -0-        -0-        -0-           -0-          -0-          -0-   6,095         6,095
Interest income                         -0-        -0-        -0-           -0-          -0-          -0-   1,645         1,645
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS       17,479      1,019       (245)       14,843        2,908          -0- (12,718)       23,286
-------------------------------------------------------------------------------------------------------------------------------

Total assets                         79,224     28,413      2,281        62,025       28,307        9,209  86,963       296,422
Depreciation                          2,348      1,205        111         2,054          166          343   1,277         7,504
Capital expenditures                  8,806      1,281        100         2,865           74           37   2,140        15,303

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, particularly with respect to fourth quarter prospects in case of unexpected demand weakness in the holiday shopping season, changes in buying patterns by significant wholesale customers, and risks associated with a softening economy, including the collectibility of trade accounts receivable. These factors also include disruptions in product supply, changes in business strategies by the Company's competitors, the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 9 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

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

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, of which $2.2 million are expected to be incurred in the next twelve months. As of October 28, 2000, $1.2 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. Other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. This total includes the authorization in February of 2000 of an additional
1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. As of October 28, 2000, the Company had repurchased 6.4 million shares at a cost of $60.4 million from all authorizations.

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

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales in the third quarter ended October 28, 2000 increased 25.5% to $175.6 million from $139.9 million in the third quarter ended October 30, 1999. Gross margin increased 26.9% to $82.2 million in the third quarter this year from $64.8 million in the same period last year and increased as a percentage of net sales from 46.3% to 46.8%. Selling and administrative expenses in the third quarter this year increased 23.1% from the third quarter last year but decreased as a percentage of net sales from 38.2% to 37.4%. Selling and administrative expenses were reduced $0.3 million in the third quarter this year for a reduction in pension expense. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Pretax earnings for the third quarter ended October 28, 2000 were $14.3 million compared to $9.7 million for the third quarter ended October 30, 1999.

Net earnings for the third quarter ended October 28, 2000 were $8.8 million ($.36 diluted earnings per share) compared to $6.2 million ($.26 diluted earnings per share) for the third quarter ended October 30, 1999.

Journeys

                                        Three Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales........................ $78,680    $ 56,068      40.3%
      Operating income................. $10,886    $  7,903      37.7%
      Operating margin.................    13.8%       14.1%

Reflecting both a 32% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 14% increase in comparable store sales, net sales from Journeys

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


increased 40.3% for the third quarter ended October 28, 2000 compared to the same period last year. The average price per pair of shoes increased 4% in the third quarter of Fiscal 2001 and unit sales increased 35% during the same period. The store count for Journeys was 407 stores at the end of the third quarter of Fiscal 2001 compared to 307 stores at the end of the third quarter last year.

Journeys' operating income for the third quarter ended October 28, 2000 increased 37.7% to $10.9 million compared to $7.9 million for the third quarter ended October 30, 1999. The increase was due to increased sales from both store openings and a comparable store sales increase and increased gross margin as a percentage of sales. Journeys operating income decreased as a percentage of sales from 14.1% for the third quarter last year to 13.8% for the third quarter this year due to higher marketing expenses and costs associated with rapid store expansion.

Jarman

                                        Three Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $ 27,531    $20,861       32.0%
      Operating income................ $  1,870    $ 1,280       46.1%
      Operating margin................      6.8%       6.1%

Primarily due to a 23% increase in average Jarman stores operated and a 9% increase in comparable store sales, net sales from Jarman increased 32.0% for the third quarter ended October 28, 2000 compared to the same period last year. The average price per pair of shoes decreased 1% in the third quarter of Fiscal 2001 while unit sales increased 27% during the same period. Jarman operated 205 stores at the end of the third quarter of Fiscal 2001, including 50 Underground Station stores and ten Stone & Co. stores. It had operated 159 stores at the end of the third quarter last year, including 17 Underground Station stores and five Stone & Co. stores.

Jarman operating income for the third quarter ended October 28, 2000 was $1.9 million compared to $1.3 million for the third quarter ended October 30, 1999 and increased as a percent of sales to 6.8% from 6.1% for the same period last year. The increase was due to increased sales and increased gross margin in dollars and as a percentage of sales, due primarily to changes in product mix and lower markdowns.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Johnston & Murphy

                                        Three Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $ 46,858    $42,463      10.4%
      Operating income................ $  5,720    $ 4,832      18.4%
      Operating margin................     12.2%      11.4%

Johnston & Murphy net sales increased 10.4% to $46.9 million for the third quarter ended October 28, 2000 from $42.5 million for the third quarter ended October 30, 1999. Johnston & Murphy retail sales increased 11%. The increase reflects primarily a 2% increase in comparable store sales and a 6% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 60% of Johnston & Murphy segment sales in the third quarter this year, up from 59% in the third quarter last year. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2001 included 147 Johnston & Murphy stores and factory stores compared to 143 Johnston & Murphy stores and factory stores at the end of the third quarter of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail increased 1% in the third quarter this year and unit sales increased 5% during the same period. There was an 8% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 10% in the third quarter of Fiscal 2001, while the average price per pair of shoes decreased 3% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the third quarter ended October 28, 2000 increased 18.4% from $4.8 million for the third quarter ended October 30, 1999 to $5.7 million, primarily due to increased sales and decreased expenses as a percentage of sales.

Licensed Brands

                                        Three Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $ 22,524    $ 18,524      21.6%
      Operating income................ $  1,535    $    488     214.6%
      Operating margin.................     6.8%        2.6%

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Licensed Brands net sales increased 21.6% to $22.5 million for the third quarter ended October 28, 2000 from $18.5 million for the third quarter ended October 30, 1999. The sales increase reflected strength in the Dockers Footwear business, which more than offset declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 25% for the third quarter this year, while the average price per pair of shoes decreased 4% for the same period, reflecting increased promotional activities in the Nautica business.

Licensed Brands operating income for the third quarter ended October 28, 2000 increased 214.6% from $0.5 million for the third quarter ended October 30, 1999 to $1.5 million, primarily due to increased sales and decreased expenses as a percentage of sales.

Other Retail

                                        Three Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales.......................  $   -0-    $ 1,986     (100.0%)
      Operating income (loss).........  $   -0-    $  (194)        NA
      Operating margin................      NA        (9.8%)

The Jarman Leased departments business was closed in the first quarter of Fiscal 2000 and the remaining five Other Retail stores, which were General Shoe Warehouse stores, were transferred to the Jarman and Johnston & Murphy operating segments during the first quarter of Fiscal 2001. The Company will no longer report results from the Other Retail segment.

Corporate and Interest Expenses

Corporate and other expenses for the third quarter ended October 28, 2000 were $3.6 million compared to $2.9 million for the third quarter ended October 30, 1999 or an increase of 21.8%. The increase in corporate expenses in the third quarter this year is attributable primarily to increased compensation, including increased bonus accruals and increased professional fees.

Interest expense increased 10.5% from $2.1 million in the third quarter ended October 30, 1999 to $2.3 million for the third quarter ended October 28, 2000, primarily due to increased bank activity fees related to the increase in the number of individual bank accounts because of new store openings.

Interest income decreased 52% from $0.4 million in the third quarter last year to $0.2 million in the third quarter this year due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended October 28, 2000 or October 30, 1999.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - NINE MONTHS FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales in the nine months ended October 28, 2000 increased 20.8% to $464.4 million from $384.3 million in the nine months ended October 30, 1999. Excluding net sales attributable to the divested Other Retail business from last year, the Company's net sales increased 23.2% to $464.4 million in the nine months ended October 30, 2000 from $376.9 million in the same period last year. Gross margin increased 22.6% to $218.3 million in the first nine months this year from $178.0 million in the same period last year and increased as a percentage of net sales from 46.3% to 47.0%. Selling and administrative expenses in the first nine months this year increased 19.2% from the first nine months last year but decreased as a percentage of net sales from 39.1% to 38.6%. Selling and administrative expenses were reduced $1.1 million in the first nine months this year for a reduction in pension expense as total pension expense for Fiscal 2001 is expected to be $0.3 million versus $1.7 million in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

Pretax earnings for the nine months ended October 28, 2000 were $33.6 million compared to $23.3 million for the nine months ended October 30, 1999.

Net earnings for the nine months ended October 28, 2000 were $17.3 million ($.74 diluted earnings per share) compared to $14.4 million ($.60 diluted earnings per share) for the nine months ended October 30, 1999. Net earnings for the nine months ended October 28, 2000 included a $3.0 million ($.11 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company's Volunteer Leather business.

Journeys

                                         Nine Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales...................... $ 196,423    $ 140,455     39.8%
      Operating income............... $  23,967    $  17,479     37.1%
      Operating margin...............      12.2%        12.4%

Reflecting both a 30% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) and a 14% increase in comparable store sales, net sales from Journeys increased 39.8% for the nine months ended October 28, 2000 compared to the same period last year. The average price per pair of shoes increased 1% in the first nine months of Fiscal 2001 while unit sales increased 38% during the same period. The store count for Journeys was 407 stores at the end

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


of the first nine months of Fiscal 2001 compared to 307 stores at the end of the first nine months last year.

Journeys' operating income for the nine months ended October 28, 2000 increased 37.1% to $24.0 million compared to $17.5 million for the nine months ended October 30, 1999. The increase was due to increased sales from both store openings and a comparable store sales increase. Journeys operating income decreased as a percentage of sales from 12.4% for the first nine months last year to 12.2% for the first nine months this year due to higher marketing expenses and costs associated with rapid store expansion.

Jarman

                                         Nine Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $ 69,049    $ 57,603       19.9%
      Operating income...............  $  3,063    $  1,019      200.6%
      Operating margin................      4.4%        1.8%

Primarily due to a 13% increase in average Jarman stores operated and a 7% increase in comparable store sales, net sales from Jarman increased 19.9% for the nine months ended October 28, 2000 compared to the same period last year. The increase in sales and comparable store sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 5% in the first nine months of Fiscal 2001 and unit sales increased 10% during the same period. Jarman operated 205 stores at the end of the first nine months of Fiscal 2001, including 50 Underground Station stores and ten Stone & Co. stores. It had operated 159 stores at the end of the first nine months last year, including 17 Underground Station stores and five Stone & Co. stores.

Jarman operating income for the nine months ended October 28, 2000 was $3.1 million compared to $1.0 million for the nine months ended October 30, 1999 and increased as a percent of sales to 4.4% from 1.8% for the same period last year. The increase was due to increased sales and increased gross margin in dollars and as a percentage of sales, due primarily to changes in product mix and decreased expenses as a percentage of sales.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Johnston & Murphy

                                         Nine Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales...................... $ 135,133    $ 120,501     12.1%
      Operating income............... $  17,025    $  14,843     14.7%
      Operating margin...............      12.6%        12.3%

Johnston & Murphy net sales increased 12.1% to $135.1 million for the nine months ended October 28, 2000 from $120.5 million for the nine months ended October 30, 1999. Johnston & Murphy retail sales increased 15%. The increase reflects primarily a 4% increase in comparable store sales and an 8% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 62% of Johnston & Murphy segment sales in the first nine months this year, up from 61% in the first nine months last year. The store count for Johnston & Murphy retail operations at the end of the first nine months of Fiscal 2001 included 147 Johnston & Murphy stores and factory stores compared to 143 Johnston & Murphy stores and factory stores at the end of the first nine months of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail was flat in the first nine months this year while unit sales increased 11% during the same period. There was a 7% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 12% in the first nine months of Fiscal 2001, while the average price per pair of shoes decreased 4% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the nine months ended October 28, 2000 increased 14.7% from $14.8 million for the nine months ended October 30, 1999 to $17.0 million, primarily due to increased sales.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Licensed Brands

                                         Nine Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $ 63,745    $ 58,326       9.3%
      Operating income................ $  4,142    $  2,908      42.4%
      Operating margin.................     6.5%        5.0%

Licensed Brands net sales increased 9.3% to $63.7 million for the nine months ended October 28, 2000 from $58.3 million for the nine months ended October 30, 1999. The sales increase reflected strength in the Dockers Footwear business, which more than offset declining sales of Nautica footwear. Unit sales for the Licensed Brands wholesale businesses increased 11% for the first nine months this year, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities in the Nautica business and changes in product mix.

Licensed Brands operating income for the nine months ended October 28, 2000 increased 42.4% from $2.9 million for the nine months ended October 30, 1999 to $4.1 million, primarily due to increased sales and decreased expenses as a percentage of sales.

Other Retail

                                         Nine Months Ended
                                       --------------------
                                       Oct. 28,    Oct. 30,       %
                                           2000        1999     Change
                                        -------    --------      ----
                                      (dollars in thousands)
      Net sales....................... $     -0-    $7,385      (100.0%)
      Operating income (loss)......... $     -0-    $ (245)         NA
      Operating margin................       NA       (3.3%)

The Jarman Leased departments business was closed in the first quarter of Fiscal 2000 and the remaining five Other Retail stores, which were General Shoe Warehouse stores, were transferred to the Jarman and Johnston & Murphy operating segments during the first quarter of Fiscal 2001. The Company will no longer report results from the Other Retail segment.

Corporate and Interest Expenses

Corporate and other expenses for the nine months ended October 28, 2000 were $9.0 million compared to $8.3 million for the nine months ended October 30, 1999 or an increase of 9.2%. The increase in corporate expenses for the first nine months this year is attributable primarily to increased bonus accruals.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Interest expense increased 6.1% from $6.1 million in the nine months ended October 30, 1999 to $6.5 million for the nine months ended October 28, 2000, primarily due to increased bank activity fees related to the increase in the number of individual bank accounts because of new store openings.

Interest income decreased 47% from $1.6 million in the first nine months last year to $0.9 million in the first nine months this year due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during the nine months ended October 28, 2000 or October 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                   Oct. 28,     Oct. 30,
                                                       2000         1999
                                                   --------     --------
                                                   (dollars in millions)
Cash and short-term investments ............       $   16.1     $   38.5
Working capital ............................       $  132.7     $  135.2
Long-term debt (includes current maturities)       $  103.5     $  103.5
Current ratio ..............................            2.4x         2.8x


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $11.5 million in the first nine months of Fiscal 2001 compared to $12.5 million of cash provided by operating activities in the first nine months of Fiscal 2000. The $24.0 million decrease in cash flow from operating activities reflects primarily increased accounts receivable due to increased wholesale sales and extended terms and increased inventory due to increased new store openings and planned seasonal increases and a $6.5 million increase in taxes paid. Contributing to the inventory change was an increase in net stores and leased departments of 136 this year compared to a net decline of 9 last year.

The $44.6 million increase in inventories at October 28, 2000 from January 29, 2000 levels reflects increases in retail inventory to support the net increase of 136 stores in the first nine months this year as well as planned seasonal increases.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


Accounts receivable at October 28, 2000 increased $13.0 million compared to January 29, 2000 primarily due to increased wholesale sales and lengthening of days sales outstanding due to changes in payment terms related to promotional programs.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                              Nine Months Ended
                          -----------------------
                          Oct. 28,       Oct. 30,
                              2000           1999
                          --------        -------
                              (in thousands)
Accounts payable .....    $ 16,766        $ 7,207
Accrued liabilities...        (525)        (3,938)
                          --------        -------
                          $ 16,241        $ 3,269
                          ========         ======

The fluctuations in accounts payable for the first nine months this year from the first nine months last year are due to changes in payment terms negotiated with individual vendors, inventory levels and buying patterns.

There were no revolving credit borrowings during the nine months ended October 28, 2000 and October 30, 1999, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures

Total capital expenditures in Fiscal 2001 are expected to be approximately $34.8 million. These include expected retail expenditures of $31.1 million to open approximately 101 Journeys stores, 15 Johnston & Murphy stores and factory stores, and 52 Jarman Retail stores which includes 32 Underground Station stores and three Stone & Co. stores, and to complete 39 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes are expected to be approximately $3.7 million, including approximately $1.9 million for new computer systems to improve customer service and support the Company's growth. Total capital expenditures for the nine months ended October 28, 2000 were $28.7 million. The revolving credit agreement, as amended October 4, 2000, limits capital expenditures to $36 million for Fiscal 2001.

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

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2001. The approximately $5.2 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February of 2000, the Company authorized the additional repurchase, from time to time, of up to
1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased a total of 6.4 million shares at a cost of $60.4 million from all authorizations for Fiscal 1999, Fiscal 2000 and Fiscal 2001.

There were $7.2 million of letters of credit outstanding under the revolving credit agreement at October 28, 2000, leaving availability under the revolving credit agreement of $57.8 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At October 28, 2000, $32.2 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $300,000.

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

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 28, 2000.

                      GENESCO INC.
                      AND CONSOLIDATED SUBSIDIARIES
                      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations


As a result, the interest rate market risk implicit in these investments at October 28, 2000, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. Gains and losses from these transactions are included in the cost of the underlying purchases. The loss on contracts outstanding at October 28, 2000 was $2.8 million from current spot rates. At October 28, 2000, the Company had $28.2 million of foreign exchange contracts for Italian Lira. As of October 28, 2000, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $5.2 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at October 28, 2000, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2001 would not be material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(10)h. Sixth Amendment to Modified and Restated Loan Agreement dated as of October 4, 2000.

(27)     Financial Data Schedule (for SEC use only)

--------------


REPORTS ON FORM 8-K

The Company filed current reports on Form 8-K on November 14, 2000 and December 4, 2000 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.


/s/ James S. Gulmi






James S. Gulmi
Chief Financial Officer
December 12, 2000