Form 10-K
period 2001-02-03
GENESCO INC
filed 2001-05-04
CIK 18498

                                                                  [GENESCO LOGO]

-----------------------------------------------------------------------------------------------------------------------------------
     (Mark One)                     FORM 10-K
       [X]          Annual Report Pursuant To
                   Section 13 or 15(d) of the
              Securities Exchange Act of 1934
                    For the Fiscal Year Ended
                             February 3, 2001

       [ ]      Transition Report Pursuant To
                   Section 13 or 15(d) of the
              Securities Exchange Act of 1934

           Securities and Exchange Commission
                       Washington, D.C. 20549
                   Commission File No. 1-3083
                                                                     --------------------------------------------------------------
                                                                     GENESCO INC.
                                                                     A Tennessee Corporation
                                                                     I.R.S. No. 62-0211340
                                                                     Genesco Park
                                                                     1415 Murfreesboro Road
                                                                     Nashville, Tennessee 37217-2895
                                                                     Telephone 615/367-7000
                                                                     --------------------------------------------------------------
                                                                     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                                                                              EXCHANGES ON WHICH
                                                                     TITLE                                      REGISTERED
                                                                     Common Stock, $1.00 par value            New York and Chicago
                                                                     Preferred Share Purchase Rights          New York and Chicago
                                                                     5 1/2% Convertible Subordinated
                                                                          Notes due 2005                      New York
                                                                     ---------------------------------------------------------------

                                                                     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                                                     Subordinated Serial Preferred Stock, Series 1
                                                                     Employees' Subordinated Convertible Preferred Stock
                                                                     ---------------------------------------------------------------
                                                                     Indicate by check mark if disclosure of delinquent
                                                                     filers pursuant to Item 405 of Regulation S-K is not
                                                                     contained herein, and will not be contained, to the
                                                                     best of registrant's knowledge, in definitive proxy
                                                                     or information statements incorporated by reference
                                                                     in Part III of this Form 10-K or any amendment to
                                                                     this Form 10-K. [ ]
                                                                     ---------------------------------------------------------------
                                                                     DOCUMENTS INCORPORATED BY REFERENCE Portions of the
                                                                     proxy statement for the June 27, 2001 annual meeting
                                                                     of shareholders are incorporated into Part III by
                                                                     reference.
                                                                     ---------------------------------------------------------------
                                                                     Indicate by check mark whether the registrant (1) has
                                                                     filed all reports required to be filed by Section 13
                                                                     or 15(d) of the Securities Exchange Act of 1934
                                                                     during the preceding 12 months and (2) has been
                                                                     subject to such filing requirements for the past 90
                                                                     days. Yes [X| No [ ]

------------------------------------------------------------------
     Common Shares Outstanding April 27, 2001 - 21,901,895
     Aggregate market value on April 27, 2001 of the voting
     stock held by nonaffiliates of the registrant was
     approximately $604,000,000.

                                TABLE OF CONTENTS


                                                                                    Page

                                     PART I

Item 1.      Business                                                                 3

Item 2.      Properties                                                               8

Item 3.      Legal Proceedings                                                        8

Item 4.      Submission of Matters to a Vote of Security Holders                     10

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                                   13

Item 6.      Selected Financial Data                                                 14

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             15

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk              28

Item 8.      Financial Statements and Supplementary Data                             29

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              68

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant                      68

Item 11.     Executive Compensation                                                  68

Item 12.     Security Ownership of Certain Beneficial Owners and Management          68

Item 13.     Certain Relationships and Related Transactions                          70

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                           71

                                     PART I


ITEM 1, BUSINESS
GENERAL
Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 2001 of $680.2 million. During Fiscal 2001, the Company operated five reportable business segments (not including corporate): Journeys; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; Licensed Brands, comprised of Dockers and Nautica Footwear; and Leather. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations. The Company has also ended its license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. The Company will continue to sell Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. At February 3, 2001, the Company operated 836 retail stores and leased footwear departments throughout the United States and Puerto Rico. It currently plans to open a total of approximately 167 new retail stores in Fiscal 2002. At February 3, 2001, Journeys operated 425 stores; Jarman operated 207 stores, including 57 Underground Station stores; Johnston & Murphy operated 147 stores and factory stores and Nautica retail operated 57 leased departments.

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                  FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                                   1997       1998       1999       2000       2001
                                                  ------     ------     ------     ------     ------
Retail Stores and Leased Departments
   Beginning of year                                 434        475        561        674        679
     Opened during year                               55        102        162        113        181
     Closed during year                              (14)       (16)       (49)      (108)       (24)
                                                    ----       ----       ----       ----       ----
   End of year                                       475        561        674        679        836
                                                    ====       ====       ====       ====       ====

The Company also designs, sources, markets and distributes footwear under its own and licensed brands, including Johnston & Murphy and Dockers, to more than 1,500 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Reference to Fiscal 2001 refers to the Company's fiscal year ended February 3, 2001. Reference to Fiscal 2000 refers to the Company's fiscal year ended January 29, 2000. Reference to Fiscal 1999 refers to the Company's fiscal year ended January 30, 1999. Reference to Fiscal 1998 refers to the Company's fiscal year ended January 31, 1998. Reference to Fiscal 1997 refers to the Company's fiscal year ended February 1, 1997. For further information on the Company's business segments, see Note 18 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1.

This report contains forward-looking statements. Actual results may turn out materially different from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SEGMENTS

Journeys
The Journeys segment accounted for approximately 44% of the Company's net sales in Fiscal 2001. Operating income attributable to Journeys was $41.9 million in Fiscal 2001, with an operating margin of 13.9%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide a significant competitive advantage.

At February 3, 2001, Journeys operated 425 stores, averaging approximately 1,500 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women.

Journeys added 102 net new stores in Fiscal 2001 and achieved a comparable store sales increase of 12% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 12-19 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise of other footwear companies across a spectrum of prices including leading brand names such as Dr. Martens, Skechers, Timberland, adidas, Vans and Steve Madden. From a base of 176 Journeys stores at the end of Fiscal 1998, the Company opened 82 net new Journeys stores in Fiscal 1999, 65 net new stores in Fiscal 2000 and 102 net new stores in Fiscal 2001 and plans to open approximately 100 net new Journeys stores in Fiscal 2002.

The Company introduced a new concept, named "Journeys Kidz" in Fiscal 2001. Journeys Kidz is an offshoot of Journeys and is aimed at the "tween" customer, ages five to 12. Journeys Kidz stores will carry predominately branded merchandise of other footwear companies including leading brand names such as Dr. Martens, Skechers, Timberland, adidas and Converse. The Company has opened four Journeys Kidz stores in the first quarter of Fiscal 2002. The Company plans to open approximately 12 Journeys Kidz stores in Fiscal 2002.

Jarman
The Jarman segment accounted for approximately 16% of the Company's net sales in Fiscal 2001. Operating income attributable to Jarman was $8.4 million in Fiscal 2001, with an operating margin of 7.6%.

At February 3, 2001, Jarman operated 207 stores, including 57 Underground Station stores, averaging approximately 1,400 square feet, throughout the United States, selling footwear primarily for men.

Jarman achieved a comparable store sales increase of 6% from the prior fiscal year. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 20-35 age group and sell footwear in the mid-price range ($50 to $100). The Jarman stores which operate under the name Underground Station are located primarily in urban areas. For Fiscal 2001, most of the footwear sold in Jarman stores was branded merchandise of national brands other than the Company's, with the remainder made up of Genesco and private label brands. The product mix at each Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 46 net new Jarman stores, including 36 net new Underground Station stores, in Fiscal 2001, increasing the total number of stores to 207. The Company plans to open approximately 37 net new Jarman stores in Fiscal 2002, including approximately 52 net new Underground Station stores. Going forward, the Company will not open any new Jarman stores. All new store openings in this segment will be Underground Station stores and many of the existing Jarman stores will be converted to Underground Station stores.

Johnston & Murphy
The Johnston & Murphy segment accounted for approximately 28% of the Company's net sales in Fiscal 2001. Operating income attributable to Johnston & Murphy was $24.6 million in Fiscal 2001, with an operating margin of 13.1%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 90% of the Johnston & Murphy retail sales are of Genesco-owned brands.

At February 3, 2001, Johnston & Murphy operated 147 retail stores and factory stores, averaging approximately 1,425 square feet, throughout the United States selling footwear for men.

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

Johnston & Murphy Retail Operations. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men's dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Retail prices for Johnston & Murphy footwear generally range from $130 to $240. To capitalize upon the trend toward more casual business attire, Johnston & Murphy retail shops have increased their selection of casual and dress casual products, which accounted for 55% of total Johnston & Murphy retail sales in Fiscal 2001. The Company has been repositioning the brand to appeal to a broader market and estimates it has lowered the average age of the Johnston & Murphy customer by ten years since the initiative was launched. Johnston & Murphy comparable store sales were up 3% from the prior fiscal year.

Licensed Brands
The Licensed Brands segment accounted for approximately 12% of the Company's net sales in Fiscal 2001. Operating income attributable to Licensed Brands was $4.7 million in Fiscal 2001, with an operating margin of 5.8%. Substantially all of the Licensed Brands sales are of footwear marketed under brands for which Genesco has an exclusive footwear license. See "Trademarks and Licenses."

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

Nautica. The Company ended its license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. For additional information on Nautica, see Note 2 to the Consolidated Financial Statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Leather
During Fiscal 2001, the Company sold certain assets of its Volunteer Leather business and discontinued all Leather segment operations. For additional information on the Leather segment, see Note 2 to the Consolidated Financial Statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING AND SOURCING
The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During Fiscal 2001, Genesco manufactured Johnston & Murphy footwear in one facility in Nashville, Tennessee, but shoes manufactured in the Johnston & Murphy factory have not accounted for a significant portion of its sales of footwear products.

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

TRADEMARKS AND LICENSES
The Company owns its Johnston & Murphy footwear brand. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements. The Nautica license agreement was cancelled effective January 31, 2001. The Dockers license agreement expires on December 31, 2004 with an option to renew through December 31, 2008. Net sales of Nautica and Dockers products were approximately $82 million in Fiscal 2001 and approximately $75 million in

Fiscal 2000. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2001.

RAW MATERIALS
Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 2001 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate, although the effects of disruptions because of foot and mouth, "Mad Cow" and other diseases affecting cattle or of other unforeseen disruptions are unpredictable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG
Most of the Company's orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of March 31, 2001, the Company's wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $35.0 million, compared to approximately $27.2 million on March 25, 2000. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

EMPLOYEES
Genesco had approximately 4,700 employees at February 3, 2001, approximately 4,610 of whom were employed in footwear and 90 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees during peak selling seasons and approximately 2,065 of the Company's employees were part-time during such seasons.

PROPERTIES
At February 3, 2001, the Company operated 836 retail stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates one manufacturing facility (which is leased) and four warehousing facilities (two of which are owned and two of which are leased) aggregating approximately 795,000 square feet. All of the facilities are located in Tennessee. The Company's executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 60% of a 295,000 square foot building.

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

ITEM 2, PROPERTIES
See Item 1.


ITEM 3, LEGAL PROCEEDINGS
New York State Environmental Proceedings
The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company was allocated liability for a 1.31% share of the remediation cost in non-binding mediation with other defendants and the State of New York. The State has offered to release the Company from further liability related to the site in exchange for payment of its allocated share plus a small premium, and the Company has accepted. Assuming the settlement is completed as proposed, the Company believes it has fully provided for its liability in connection with the site.

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

Whitehall Accident
On June 4, 1999, a truck driver working under contact with a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, investigated the incident. The Michigan agency issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company contested the citations; ultimately, the monetary penalties were reduced to $7,600, which the Company has paid. On March 14, 2000, the estate of the deceased truck driver brought an action against the Company in Michigan state court alleging that the Company's negligent acts and omissions caused his death and seeking unspecified damages. In February 2001, the Company reached a settlement of the action, which was funded by insurance. The Company does not expect any additional material effects related to the accident.

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

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

BEN T. HARRIS, 57, Chairman and Chief Executive Officer of Genesco. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company and in 1995 was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Harris was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996 and was named chief executive officer as of February 1, 1997. Mr. Harris was named chairman as of November 4, 1999.

HAL N. PENNINGTON, 63, President and Chief Operating Officer. Mr. Pennington has served in various roles during his 39 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He will assume responsibility for operational support functions including human resources and information systems, in addition to his existing oversight of the Company's operating divisions.

JAMES S. GULMI, 55, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. Mr. Gulmi was appointed senior vice president - finance in January 1996.

JAMES W. BOSCAMP, 51, Senior Vice President. Mr. Boscamp joined the Company in 1991 as president of Nautica Footwear. He was appointed senior vice president of the Company in January 1996. He was appointed president of Jarman, overseeing the Jarman retail chain, in March 1999. Before joining the Company, Mr. Boscamp was executive vice president, marketing at Munsingwear.

JAMES C. ESTEPA, - 49, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000.

JOHN W. CLINARD, 53, Vice President - Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 28 year tenure with Genesco. He was named vice president - human resources in June 1997. He was named vice president administration and human resources in November 2000.

ROGER G. SISSON, 37, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 36, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 46, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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


Fiscal Year ended January 29
                                                           High                                      Low
                                                         ----------                               ----------
2000    1st Quarter                                        12                                       7 1/16
        2nd Quarter                                        15                                      10 5/8
        3rd Quarter                                        13 5/8                                  10 1/16
        4th Quarter                                        14                                       9

Fiscal Year ended February 3

2001    1st Quarter                                        14 1/4                                   8 1/4
        2nd Quarter                                        18                                      12 1/4
        3rd Quarter                                        18 1/2                                  13 7/16
        4th Quarter                                        26 1/2                                  15 3/4

There were approximately 6,200 common shareholders of record on February 3, 2001.

See Notes 10 and 12 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                                                                                                FISCAL YEAR END
IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                          -----------------------------------------------------------
FINANCIAL STATISTICS AND OTHER DATA                                   2001         2000         1999        1998         1997
-------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS DATA
Net sales                                                           $680,166     $553,032    $532,164     $506,889     $426,565
Depreciation and amortization                                         13,200       10,514       9,691        8,893        7,747
Earnings before interest and taxes                                    60,187       46,969      37,101       16,396       15,761
Pretax earnings                                                       52,987       40,982      30,490        7,534        7,020
Earnings before discontinued operations and
   extraordinary loss                                                 32,831       25,335      54,558        7,494        7,442
Discontinued operations                                               (3,233)         587         815        1,326        2,962
Loss on early retirement of debt (net of tax)                            -0-          -0-       2,245          169          -0-
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                        $ 29,598     $ 25,922    $ 53,128     $  8,651     $ 10,404
===============================================================================================================================
PER COMMON SHARE DATA
Earnings before discontinued operations and
   extraordinary loss
     Basic                                                          $   1.51     $   1.12    $   2.13     $    .28     $    .29
     Diluted                                                            1.35         1.03        1.87          .27          .28
Discontinued operations
     Basic                                                              (.15)         .03         .03          .05          .12
     Diluted                                                            (.12)         .02         .03          .05          .12
Extraordinary loss
     Basic                                                               .00          .00        (.09)         .00          .00
     Diluted                                                             .00          .00        (.07)        (.01)         .00
Net earnings
     Basic                                                              1.36         1.14        2.07          .33          .41
     Diluted                                                            1.23         1.05        1.83          .31          .39
===============================================================================================================================
BALANCE SHEET DATA
Total assets                                                        $352,163     $301,165    $307,198     $246,817     $221,654
Long-term debt                                                       103,500      103,500     103,500       75,000       75,000
Capital leases                                                            28           34          36          279        1,485
Non-redeemable preferred stock                                         7,721        7,882       7,918        7,945        7,944
Common shareholders' equity                                          130,504      100,360     108,661       64,019       45,846
Additions to plant, equipment and capital leases                      34,735       22,312      23,512       24,725       14,640
===============================================================================================================================
FINANCIAL STATISTICS
Earnings before interest and taxes as a percent of net sales             8.8%         8.5%        7.0%         3.2%         3.7%
Book value per share                                                $   6.02     $   4.73    $   4.56     $   2.43     $   1.82
Working capital                                                     $144,926     $138,007    $155,778     $119,313     $108,795
Current ratio                                                            2.5          2.8         3.1          2.6          2.6
Percent long-term debt to total capitalization                          42.8%        48.9%       47.0%        51.1%        58.7%
===============================================================================================================================
OTHER DATA (END OF YEAR)
Number of retail outlets*                                                836          679         674          587          504
Number of employees                                                    4,700        4,250       3,650        4,300        4,050
===============================================================================================================================

*Includes 78 Jarman Leased departments in Fiscal 1999 which were divested during the first quarter of Fiscal 2000 and 26 Boot Factory stores in Fiscal 1998 and 29 Boot Factory stores in Fiscal 1997 which were divested during the second quarter of Fiscal 1999. Also includes Nautica Retail leased departments of 57, 47, 24 and 4 in Fiscal 2001, 2000, 1999 and 1998, respectively.

Reflected in the earnings for Fiscal 1999 was a tax benefit of $24.1 million. See Note 13 to the Consolidated Financial Statements for additional information.

Reflected in the earnings for Fiscal 2001, 1999, 1998 and 1997 were restructuring and other charges of $4.4 million, ($2.4) million, $17.7 million and $1.7 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges. Also reflected in the earnings for Fiscal 1997 was a $6.7 million litigation settlement.

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

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, changes in buying patterns by significant wholesale customers and risks associated with a softening economy, including erosion of revenues or margins caused by weakening consumer demand and deterioration in the collectibility of trade accounts receivable. These factors also include disruptions in product supply or distribution, including disruptions or price increases in the leather market related to foot and mouth or other cattle diseases, changes in business strategies by the Company's competitors, the Company's ability to open or convert, staff and support additional retail stores on schedule and at acceptable expense levels, failure of new retail ventures to meet expectations and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 17 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Nautica Footwear License Cancellation

The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company will continue to sell Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge is a $1.0 million inventory write-down which is reflected in gross margin on the income statement. All of these costs are expected to be incurred in the next twelve months.

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to second quarter earnings of $4.9 million ($3.0 million net of tax). Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, of which $2.3 million are expected to be incurred in the next twelve months. As of February 3, 2001, $1.1 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. The approximately $1.3 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. This total includes the authorization in February of 2000 of an additional
1.0 million shares. The purchases may be made on the open market or in privately negotiated transactions. As of February 3, 2001, the Company had repurchased 6.4 million shares at a cost of $60.5 million pursuant to all authorizations.

Workforce Reduction

In connection with the exit of the western boot business and the closing of the Jarman Leased departments, the Company reviewed the structure and level of staffing in all of its operations during the third and fourth quarters of Fiscal 1999. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which substantially all were eliminated by January 29, 2000. Twenty-six of the positions eliminated related to the Jarman Leased departments business, with the remainder being primarily employed at corporate headquarters.

BUSINESS SEGMENTS

The Company currently operates four reportable business segments (not including corporate): Journeys; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. In Fiscal 2000 the Company operated the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. The Company also operated the Leather segment in Fiscal 2000 and some of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations.

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales for Fiscal 2001 (53 weeks) increased 23.0% to $680.2 million from $553.0 million in Fiscal 2000 (52 weeks). Total retail sales attributable to the extra week were $9.4 million. Excluding net sales attributable to the divested Other Retail business from last year, the Company's net sales increased 25.0% to $680.2 million in Fiscal 2001 from $544.2 million in Fiscal 2000. Gross margin increased 25.9% to $322.5 million in Fiscal 2001 from $256.3 million in Fiscal 2000 and increased as a percentage of net sales from 46.3% to 47.4%. Selling and administrative expenses in Fiscal 2001 increased 23.7% from Fiscal 2000 and increased as a percentage of net sales from 37.8% to 38.1%. Selling and administrative expenses were reduced $1.4 million in Fiscal 2001, reflecting a reduction in pension expense to $0.3 million from $1.7 million in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations ("pretax earnings") for Fiscal 2001 were $53.0 million compared to $41.0 million for Fiscal 2000. Pretax earnings for Fiscal 2001 included a restructuring charge of $4.4 million related to the termination of the Nautica Footwear license.

Net earnings for Fiscal 2001 were $29.6 million ($1.23 diluted earnings per share) compared to $25.9 million ($1.05 diluted earnings per share) for Fiscal 2000. Net earnings for Fiscal 2001 included a $3.0 million ($.11 diluted earnings per share) charge to earnings (net of tax) related to the divestiture of the Company's Volunteer Leather business. Net earnings for Fiscal 2000 include a gain from discontinued operations, net of tax, of $0.6 million ($0.02 diluted earnings per share). The Company recorded an effective federal income tax rate of 38.0% for Fiscal 2001.

Journeys

                                                                          Fiscal Year Ended
                                                                      --------------------------          %
                                                                          2001           2000          Change
                                                                      -----------    -----------       ------
                                                                        (dollars in thousands)
         Net sales...............................................     $  300,758     $  215,318         39.7%
         Operating income........................................     $   41,869     $   29,719         40.9%
         Operating margin........................................           13.9%          13.8%

Reflecting both a 30% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) and a 12% increase in comparable store sales, net sales from Journeys increased 39.7% for Fiscal 2001 compared to Fiscal 2000. The average price per pair of shoes increased 1% in Fiscal 2001, primarily reflecting changes in product mix, and unit sales increased 38% during the same period. The store count for Journeys was 425 stores at the end of Fiscal 2001 compared to 323 stores at the end of Fiscal 2000.

Journeys' operating income for Fiscal 2001 increased 40.9% to $41.9 million compared to $29.7 million for Fiscal 2000. The increase was due to increased sales from both store openings and a comparable store sales increase and increased gross margin as a percentage of sales.

Jarman

                                                                          Fiscal Year Ended
                                                                      --------------------------          %
                                                                          2001           2000          Change
                                                                      -----------    -----------       ------
                                                                        (dollars in thousands)
         Net sales...............................................      $  109,791     $  86,897         26.3%
         Operating income........................................      $    8,395     $   4,336         93.6%
         Operating margin........................................             7.6%          5.0%

Primarily due to a 17% increase in average stores operated and a 6% increase in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 26.3% for Fiscal 2001 compared to Fiscal 2000. The increase in sales and comparable store sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 2% in Fiscal 2001, primarily reflecting changes in product mix, and unit sales increased 22% during the same period. Jarman operated 207 stores at the end of Fiscal 2001, including 57 Underground Station stores. Going forward, the Company will not open any new Jarman stores. All new store openings in this segment will be Underground Station stores, and many of the existing Jarman stores will be converted to Underground Station stores. It had operated 161 stores at the end of Fiscal 2000, including 21 Underground Station stores.

Jarman operating income for Fiscal 2001 was $8.4 million compared to $4.3 million for Fiscal 2000 and increased as a percent of sales to 7.6% from 5.0% in Fiscal 2000. The increase was due to increased sales and increased gross margin in dollars and as a percentage of sales, due primarily to changes in product mix, and to decreased expenses as a percentage of sales.

Johnston & Murphy

                                                                          Fiscal Year Ended
                                                                      --------------------------          %
                                                                          2001           2000          Change
                                                                      -----------    -----------       ------
                                                                        (dollars in thousands)
         Net sales...............................................     $  188,060      $  167,459        12.3%
         Operating income........................................     $   24,636      $   22,187        11.0%
         Operating margin........................................           13.1%           13.2%

Johnston & Murphy net sales increased 12.3% to $188.1 million for Fiscal 2001 from $167.5 million for Fiscal 2000. Johnston & Murphy retail sales increased 14%. The increase reflects primarily a 3% increase in comparable store sales and a 6% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 64% of Johnston & Murphy segment sales in Fiscal 2001, up from 63% in Fiscal 2000. The store count for Johnston & Murphy retail operations at the end of Fiscal 2001 included 147 Johnston & Murphy stores and factory stores compared to 143 Johnston & Murphy stores and factory stores at the end of Fiscal 2000. The average price per pair of shoes for Johnston & Murphy retail decreased 1% in Fiscal 2001, primarily due to increased markdowns, while unit sales increased 10% during the same period. There was a 10% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 15% in Fiscal 2001, while the average price per pair of shoes decreased 4% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for Fiscal 2001 increased 11.0% from $22.2 million for Fiscal 2000 to $24.6 million, primarily due to increased sales.

Licensed Brands

                                                                          Fiscal Year Ended
                                                                      --------------------------          %
                                                                          2001           2000          Change
                                                                      -----------    -----------       ------
                                                                        (dollars in thousands)
         Net sales...............................................      $  81,557      $  74,518          9.4%
         Operating income........................................      $   4,695      $   2,488         88.7%
         Operating margin.........................................           5.8%           3.3%

Licensed Brands net sales increased 9.4% to $81.6 million for Fiscal 2001 from $74.5 million for Fiscal 2000. The sales increase reflected a 36% increase in net sales of Dockers Footwear, offset by declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 9% for Fiscal 2001, while the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activities in the Nautica business and changes in product mix.

Licensed Brands operating income for Fiscal 2001 increased 88.7% from $2.5 million for Fiscal 2000 to $4.7 million, primarily due to increased sales and decreased expenses as a percentage of sales. For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments -- Nautica Footwear License Cancellation." Net sales for Nautica footwear were $18.8 million and $28.4 million for Fiscal 2001 and Fiscal 2000, respectively, while operating losses were $2.5 million and $2.2 million for Fiscal 2001 and Fiscal 2000, respectively.

Other Retail

                                                                          Fiscal Year Ended
                                                                      --------------------------           %
                                                                          2001           2000           Change
                                                                      -----------    -----------       -------
                                                                        (dollars in thousands)
         Net sales...............................................       $  -0-        $  8,840         (100.0%)
         Operating loss..........................................$         -0-    $       (500)             NA
         Operating margin........................................           NA            (5.7%)

The Jarman Leased departments business was closed in the first quarter of Fiscal 2000 and the remaining five Other Retail stores, which were General Shoe Warehouse stores, were transferred to the Jarman and Johnston & Murphy operating segments during the first quarter of Fiscal 2001. The Company will no longer report results from the Other Retail segment.

Corporate and Interest Expenses

Corporate and other expenses for Fiscal 2001 were $14.9 million compared to $10.9 million for Fiscal 2000 (exclusive of a restructuring charge of $4.4 million and other charges of $0.1 million, primarily litigation and severance charges, in Fiscal 2001 and other charges of $0.4 million, primarily litigation and severance charges, in Fiscal 2000), an increase of 37.3%. The increase in corporate expenses in Fiscal 2001 is attributable primarily to increased bonus accruals based upon the improved financial performance of the Company.

Interest expense increased 5.7% from $8.2 million in Fiscal 2000 to $8.6 million in Fiscal 2001, primarily due to increased bank activity fees related to the increase in the number of individual bank accounts because of new store openings.

Interest income decreased 34% from $2.2 million in Fiscal 2000 to $1.4 million in Fiscal 2001 due to decreases in average short-term investments. There were no borrowings under the Company's revolving credit facility during either Fiscal 2001 or Fiscal 2000.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

The Company's net sales for Fiscal 2000 increased 3.9% to $553.0 million from $532.2 million in Fiscal 1999. Excluding net sales attributable to the divested Other Retail and western boot businesses from both periods, the Company's net sales increased 18.5% to $544.2 million in Fiscal 2000 from $459.4 million in Fiscal 1999. Gross margin increased 5.2% to $256.3 million in Fiscal 2000 from $243.5 million in Fiscal 1999 and increased as a percentage of net sales from 45.8% in Fiscal 1999 to 46.3% in Fiscal 2000. Selling and administrative expenses in Fiscal 2000 were flat with Fiscal 1999 but decreased as a percentage of net sales from 39.2% in Fiscal 1999 to 37.8% in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes, discontinued operations and extraordinary loss ("pretax earnings") for Fiscal 2000 were $41.0 million compared to $30.5 million for Fiscal 1999. Pretax earnings for Fiscal 1999 included a restructuring gain of $2.4 million primarily relating to the Boot Divestiture and $2.0 million of other charges, primarily litigation and severance charges, including the fourth quarter $1.3 million workforce reduction charge discussed under "Significant Developments--Workforce Reduction."

Net earnings in Fiscal 2000 were $25.9 million ($1.05 diluted earnings per share) compared to $53.1 million ($1.83 diluted earnings per share) for Fiscal 1999. Net earnings for Fiscal 2000 include a gain from discontinued operations, net of tax, of $0.6 million ($0.02 diluted earnings per share). In addition to the adjustments to earnings discussed above, Fiscal 1999 earnings included a tax benefit of $24.1 million, a gain from discontinued operations, net of tax, of $0.8 million ($0.03 diluted earnings per share) and an extraordinary charge, net of tax, of $2.2 million ($0.07 diluted earnings per share) for the early retirement of debt. The Company recorded an effective federal income tax rate of 38.2% for Fiscal 2000.

The Fiscal 1999 tax benefit of $24.1 million related to reversal of valuation reserves on deferred tax assets in the fourth quarter of Fiscal 1999. The reversal resulted from the reassessment by the Company of the levels of valuation allowances. The Company concluded it was more likely than not that the increased levels of deferred tax assets will be realized due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures.

Journeys

                                                                          Fiscal Year Ended
                                                                      --------------------------           %
                                                                          2000           1999           Change
                                                                      -----------    -----------       -------
                                                                        (dollars in thousands)
         Net sales...............................................      $  215,318     $  159,965        34.6%
         Operating income........................................      $   29,719     $   21,704        36.9%
         Operating margin........................................            13.8%          13.6%

Reflecting both a 28% increase in average Journeys stores operated and a 13% increase in comparable store sales, net sales from Journeys increased 34.6% for Fiscal 2000 compared to Fiscal 1999. The average price per pair of shoes increased 3% in Fiscal 2000 and unit sales increased 31% during the same period. The store count for Journeys included 323 stores at the end of Fiscal 2000 compared to 258 stores at the end of Fiscal 1999.

Journeys operating income for Fiscal 2000 was up 36.9% to $29.7 million compared to $21.7 million in Fiscal 1999. The increase was due to increased sales both from store openings and a comparable store sales increase and decreased expenses as a percentage of sales.

Jarman

                                                                   Fiscal Year Ended
                                                                 ----------------------       %
                                                                   2000          1999       Change
                                                                 --------      --------     ------
                                                                 (dollars in thousands)
      Net sales...............................................   $ 86,897      $83,315         4.3%
      Operating income........................................   $  4,336      $ 2,983        45.4%
      Operating margin........................................        5.0%         3.6%

Primarily due to an 8% increase in comparable store sales, net sales from Jarman increased 4.3% for Fiscal 2000 compared to Fiscal 1999. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 7% in Fiscal 2000 while unit sales decreased 4% during the same period. Jarman operated 161 stores at the end of Fiscal 2000, including 21 Underground Station stores. It had operated 166 stores at the end of Fiscal 1999, including 17 Underground Station stores.

Jarman operating income for Fiscal 2000 was up 45.4% to $4.3 million compared to $3.0 million in Fiscal 1999 and increased as a percent of sales to 5.0% from 3.6% in Fiscal 1999. The increase was due to increased sales, increased gross margin in dollars and as a percentage of sales due primarily to lower markdowns, and to decreased expenses as a percentage of sales.

Other Retail

                                                                   Fiscal Year Ended
                                                                 -----------------------       %
                                                                   2000          1999        Change
                                                                 --------       --------     ------
                                                                 (dollars in thousands)
      Net sales...............................................   $  8,840       $ 56,184      (84.3%)
      Operating income (loss).................................   $   (500)      $  2,214         NA
      Operating margin........................................       (5.7%)          3.9%

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

Johnston & Murphy

                                                                    Fiscal Year Ended
                                                                 ------------------------          %
                                                                   2000           1999           Change
                                                                 ---------     ----------        ------
                                                                  (dollars in thousands)
      Net sales...............................................   $ 167,459     $  148,380         12.9%
      Operating income........................................   $  22,187     $   19,708         12.6%
      Operating margin........................................        13.2%          13.3%

Johnston & Murphy net sales increased 12.9% to $167.5 million in Fiscal 2000 from $148.4 million in Fiscal 1999, reflecting primarily a 4% increase in comparable store sales and a 9% increase in average Johnston & Murphy retail stores operated. Retail operations accounted for 63% of Johnston & Murphy segment sales in Fiscal 2000 and 62% of Johnston & Murphy segment sales in Fiscal 1999. The store count for Johnston & Murphy retail operations at the end of Fiscal 2000 included 143 Johnston & Murphy stores and factory stores compared to 132 Johnston & Murphy stores and factory stores at the end of Fiscal 1999. The average price per pair of shoes for Johnston & Murphy retail increased 1% in Fiscal 2000 and unit sales increased 11% during the same period. There was a 10% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 12% in Fiscal 2000, while the average price per pair of shoes decreased 3% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for Fiscal 2000 increased 12.6% from $19.7 million in Fiscal 1999 to $22.2 million in Fiscal 2000, primarily due to increased sales and decreased expenses as a percentage of sales from increased leverage.

Licensed Brands

                                                                    Fiscal Year Ended
                                                                 -----------------------        %
                                                                 2000           1999          Change
                                                                 --------      ---------      ------
                                                                  (dollars in thousands)
      Net sales...............................................   $ 74,518      $  67,760       10.0%
      Operating income........................................   $  2,488      $   2,435        2.2%
      Operating margin........................................        3.3%           3.6%

Licensed Brands net sales increased 10.0% to $74.5 million in Fiscal 2000 from $67.8 million in Fiscal 1999, reflecting primarily a 9% increase in Licensed Brands wholesale sales. Unit sales for the Licensed Brands wholesale businesses increased 16% in Fiscal 2000, while the average price per pair of shoes decreased 6% for the same period, reflecting increased promotional activities.

Licensed Brands operating income for Fiscal 2000 increased 2.2% from $2.4 million in Fiscal 1999 to $2.5 million in Fiscal 2000, primarily due to increased sales and decreased expenses as a percentage of sales.

Corporate and Interest Expenses

Corporate and other expenses for Fiscal 2000 were $10.9 million compared to $11.0 million for Fiscal 1999 (exclusive of other charges of $0.4 million, primarily litigation and severance charges, in Fiscal 2000 and a restructuring gain of $2.4 million and other charges of $2.0 million, primarily litigation and severance charges, in Fiscal 1999), a decrease of 1.3%. The decrease in corporate expenses in Fiscal 2000 is attributable primarily to decreased professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                                Feb. 3,    Jan. 29,      Jan. 30,
                                                                                 2001        2000          1999
                                                                                -------    --------      --------
                                                                                      (dollars in millions)
                                                                                       -------------------
Cash and short-term investments..............................................   $  60.4    $  57.9       $  58.7
Working capital..............................................................   $ 144.9    $ 138.0       $ 155.8
Long-term debt (includes current maturities).................................   $ 103.5    $ 103.5       $ 103.5
Current ratio................................................................       2.5x       2.8x          3.1x


Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $36.1 million in Fiscal 2001 compared to $47.2 million in Fiscal 2000. The $11.1 million decrease in cash flow from operating activities reflects primarily a $3.1 million increase in accounts receivable due to increased wholesale sales and extended terms, increased inventory and a $6.8 million increase in taxes paid. The $25.8 million increase in inventories at February 3, 2001 from January 29, 2000 levels reflects increases in retail inventory to support the net increase of 147 stores, excluding Nautica Leased departments, in Fiscal 2001 as well as increases to support the Company's continued growth.

Cash provided by operating activities was $47.2 million in Fiscal 2000 compared to $9.4 million in Fiscal 1999. The $37.7 million increase in cash flow from operating activities reflected primarily improved earnings, a much smaller increase in inventory for Fiscal 2000 compared to Fiscal 1999 and an increase in accrued liabilities for increased bonus accruals and income taxes to be paid in Fiscal 2001. The $0.3 million increase in inventories at January 29, 2000 from January 30, 1999 levels reflects planned increases in retail inventory to support the net increase of 60 stores, excluding Jarman Leased and Nautica Leased departments, in Fiscal 2000. Accounts receivable at January 29, 2000 decreased $0.7 million compared to January 30, 1999, primarily due to exiting the Jarman Leased departments business, also contributing to the cash flow improvement. The Company's earnings before income taxes, discontinued operations and extraordinary loss for Fiscal 2000 improved by $10.5 million over the prior year. Federal income taxes paid for Fiscal 2000 increased by only $2.6 million from the prior year, as the Company utilized its remaining net operating loss carryforwards.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                   Fiscal Year Ended
                                                                         -----------------------------------
                                                                           2001         2000          1999
                                                                         --------     --------      --------
                                                                                      (in thousands)
   Accounts payable...................................................   $  4,635     $   (348)     $   (634)
   Accrued liabilities................................................     10,468        4,385        (3,107)
                                                                         --------     --------      --------
                                                                         $ 15,103     $  4,037      $ (3,741)
                                                                         ========     ========      ========

The fluctuations in accounts payable for Fiscal 2001 from Fiscal 2000 and for Fiscal 2000 from Fiscal 1999 are due to changes in payment terms negotiated with individual vendors, inventory levels and buying patterns. The change in accrued liabilities in Fiscal 2001 as well as Fiscal 2000 was due primarily to increased bonus accruals and income tax accruals.

There were no revolving credit borrowings during Fiscal 2001, 2000 or 1999, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures

Capital expenditures were $34.7 million, $22.3 million and $23.5 million for Fiscal 2001, 2000 and 1999, respectively. The $12.4 million increase in Fiscal 2001 capital expenditures as compared to Fiscal 2000 resulted primarily from an increase in retail store capital expenditures due to the increase in new stores. The $1.2 million decrease in Fiscal 2000 capital expenditures as compared to Fiscal 1999 resulted primarily from a decrease of capital expenditures connected with new system initiatives related to the year 2000, which more than offset the increase in retail store capital expenditures due to the increase in new stores.

Total capital expenditures in Fiscal 2002 are expected to be approximately $54.6 million. These include expected retail expenditures of $29.1 million to open approximately 101 Journeys stores, 12 Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores, and 46 Underground Station stores, and to complete 29 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes, including a new distribution center, are expected to be approximately $25.5 million, including approximately $1.9 million for new computer systems to improve customer service and support the Company's growth and approximately $22.0 million for a new distribution center.

Due to the Company's retail growth, the Company has begun studies for a new distribution center. The Company does not know the size or location of the facility, but expects it to be located in the Middle Tennessee area. The Company expects the Fiscal 2002 cost of the facility to be in the range of $22.0 million to $24.0 million. The Company's current bank agreement has been amended in order to facilitate the additional capital expenditure for the new distribution center.

ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 17 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.6 million reflected in Fiscal 2001 and $472,000 reflected in Fiscal 2000. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

FUTURE CAPITAL NEEDS

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2002. The approximately $8.7 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February of 2000, the Company authorized the additional repurchase, from time to time, of up to
1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased a total of 6.4 million shares at a cost of $60.5 million out of authorizations totaling $6.8 million during Fiscal 1999, Fiscal 2000 and Fiscal 2001.

There were $9.8 million of letters of credit outstanding under the revolving credit agreement at February 3, 2001, leaving availability under the revolving credit agreement of $55.2 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At February 3, 2001, $30.7 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

FINANCIAL MARKET RISK

The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company's outstanding long-term debt of $103.5 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company's interest expense due to fluctuations in market interest rates. The fair value of the Company's long-term debt was $129.9 million at February 3, 2001 based on a dealer quote.

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at February 3, 2001. As a result, the interest rate market risk implicit in these investments at February 3, 2001, if any, is low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. Gains and losses from these transactions are included in the cost of the underlying purchases. The gain on contracts outstanding at February 3, 2001 was $1.3 million from current spot rates. At February 3, 2001, the Company had $31.3 million of foreign exchange contracts for Italian Lira and Euro. As of February 3, 2001, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.7 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at February 3, 2001, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2001 would not be material.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued SFAS No. 137 in July 1999 to delay the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In July 2000, the Emerging Issues Task Force issued EITF: Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The new pronouncement requires shipping and handling billings to customers be recorded as revenue. Amounts for shipping and handling costs can no longer be netted with related shipping and handling billings. The Company has restated its financial statements for Fiscal 2001, 2000 and 1999 to reflect the change in accounting for shipping and handling fees and costs.

OUTLOOK

This "Outlook" section in this Form 10-K contains a number of forward-looking statements relating to sales, earnings per share, capital expenditures and store opening expectations for Fiscal 2002. These forward-looking statements are based on the Company's expectations as of May 4, 2001. All of the forward-looking statements are based on management's current expectations and are inherently uncertain. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, changes in buying patterns by significant wholesale customers and risks associated with a softening economy, including erosion of revenues or margins caused by weakening consumer demand and deterioration in the collectibility of trade accounts receivable. These factors also include disruptions in product supply or distribution, including disruptions or price increases in the leather market related to foot and mouth or other cattle diseases, changes in business strategies by the Company's competitors, the Company's ability to open or convert, staff and support additional retail stores on schedule and at acceptable expense levels, failure of new retail ventures to meet expectations and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 17 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

The Company expects net sales growth in the range of 15-20% for Fiscal 2002, with an overall same store sales increase in the mid-single digit range.

In connection with the termination of the Nautica Footwear license agreement, the Company will fill customer orders and sell existing inventory for the first half of Fiscal 2002. The Company anticipates Nautica sales of between $6.5 and $8.0 million and operating losses in the range of $1.0 - $1.8 million in the first half of Fiscal 2002. The Company's expectations for Nautica are subject to uncertainties including the risk that existing orders may be cancelled or that existing inventory may not be sold or may require greater that planned markdowns.

The Company is comfortable that it can meet First Call earnings expectations of $1.70 per share for Fiscal 2002. It expects the earnings improvement from Fiscal 2001 to be primarily attributable to net sales growth and to selling, general and administrative expense leverage related to same store sales growth.

The Company expects capital expenditures for Fiscal 2002 to be approximately $54.6 million. The Company plans to open 101 Journeys stores, 12 Journeys Kidz stores, 46 Underground Station stores and 8 Johnston & Murphy stores and factory stores. The Company also plans to build a new distribution center with current year expenditures of approximately $22.0 - $24.0 million.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants                                                                           30

Consolidated Balance Sheet, February 3, 2001 and January 29, 2000                                           31

Consolidated Earnings, each of the three fiscal years ended 2001, 2000 and 1999                             32

Consolidated Cash Flows, each of the three fiscal years ended 2001, 2000 and 1999                           33

Consolidated Shareholders' Equity, each of the three fiscal years ended 2001, 2000 and 1999                 34

Notes to Consolidated Financial Statements                                                                  35

To the Board of Directors and
Shareholders of Genesco Inc.


                        Report of Independent Accountants

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 71, presents fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries (the "Company") at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 71 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 27, 2001

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Balance Sheet
                          In Thousands

                                                                         AS OF FISCAL YEAR END
----------------------------------------------------------------------------------------------
                                                                        2001              2000
----------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments                                    $  60,382         $  57,860
Accounts receivable                                                   22,700            23,617
Inventories                                                          134,236           109,815
Deferred income taxes                                                 15,263            14,826
Other current assets                                                  10,806             8,881
Current assets of discontinued operations                                359               -0-
----------------------------------------------------------------------------------------------
Total current assets                                                 243,746           214,999
----------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                   87,747            68,661
Deferred income taxes                                                  3,396             4,184
Other noncurrent assets                                               16,644            13,321
Plant and equipment of discontinued operations, net                      630               -0-
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 352,163         $ 301,165
==============================================================================================

----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $  94,252         $  74,874
Provision for discontinued operations                                  4,568             2,118
----------------------------------------------------------------------------------------------
Total current liabilities                                             98,820            76,992
----------------------------------------------------------------------------------------------
Long-term debt                                                       103,500           103,500
Other long-term liabilities                                            7,354             6,368
Provision for discontinued operations                                  4,264             6,063
----------------------------------------------------------------------------------------------
Total liabilities                                                    213,938           192,923
----------------------------------------------------------------------------------------------
Contingent liabilities (see Note 17)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                       7,721             7,882
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: 2001 - 22,149,915; 2000 - 21,714,678                  22,150            21,715
     Additional paid-in capital                                       95,194            94,784
     Retained earnings                                                31,017             1,718
     Treasury shares, at cost                                        (17,857)          (17,857)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                           138,225           108,242
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 352,163         $ 301,165
==============================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED EARNINGS
                             IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                 FISCAL YEAR
                                                              ------------------------------
                                                                  2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $680,166   $553,032   $532,164
Cost of sales...............................................   357,653    296,772    288,684
Selling and administrative expenses.........................   258,893    209,291    208,782
Restructuring and other charges, net........................     3,433        -0-     (2,403)
                                                              --------   --------   --------
Earnings from operations before interest....................    60,187     46,969     37,101
                                                              --------   --------   --------
  Interest expense..........................................     8,618      8,152      9,250
  Interest income...........................................    (1,418)    (2,165)    (2,639)
                                                              --------   --------   --------
Total interest expense, net.................................     7,200      5,987      6,611
                                                              --------   --------   --------
Earnings before income taxes, discontinued operations and
  extraordinary loss........................................    52,987     40,982     30,490
Income taxes (benefit)......................................    20,156     15,647    (24,068)
                                                              --------   --------   --------
Earnings before discontinued operations and extraordinary
  loss......................................................    32,831     25,335     54,558
Discontinued operations:
  Operating income (loss)...................................      (226)       587        365
  Excess provision (provision) for future losses............    (3,007)       -0-        450
                                                              --------   --------   --------
Earnings before extraordinary loss..........................    29,598     25,922     55,373
Extraordinary loss from early retirement of debt, net.......       -0-        -0-     (2,245)
                                                              --------   --------   --------
NET EARNINGS................................................  $ 29,598   $ 25,922   $ 53,128
                                                              ========   ========   ========
Basic earnings per common share:
  Before discontinued operations and extraordinary loss.....  $   1.51   $   1.12   $   2.13
  Discontinued operations...................................  $   (.15)  $    .03   $    .03
  Extraordinary loss........................................  $    .00   $    .00   $   (.09)
  Net earnings..............................................  $   1.36   $   1.14   $   2.07
Diluted earnings per common share:
  Before discontinued operations and extraordinary loss.....  $   1.35   $   1.03   $   1.87
  Discontinued operations...................................  $   (.12)  $    .02   $    .03
  Extraordinary loss........................................  $    .00   $    .00   $   (.07)
  Net earnings..............................................  $   1.23   $   1.05   $   1.83
                                                              ========   ========   ========

The accompanying Notes are an integral part of these Consolidated Financial Statements

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Cash Flows
                          In Thousands

                                                                                                                   FISCAL YEAR
                                                                                       ---------------------------------------
                                                                                           2001           2000            1999
------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                           $ 29,598       $ 25,922       $  53,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                             13,200         10,514           9,691
Deferred income taxes                                                                       351         10,687         (28,762)
Provision for losses on accounts receivable                                                 457            434             447
Loss on retirement of debt                                                                  -0-            -0-           3,651
Restructuring charge (gain)                                                               4,433            -0-          (2,403)
Provision for (gain from) discontinued operations                                         4,854            -0-            (731)
Other                                                                                       467          1,690           2,344
Effect on cash of changes in working
   capital and other assets and liabilities:
     Accounts receivable                                                                 (3,093)           671          (2,814)
     Inventories                                                                        (25,772)          (282)        (12,284)
     Other current assets                                                                (1,925)        (2,162)           (913)
     Accounts payable and accrued liabilities                                            15,103          4,037          (3,741)
     Other assets and liabilities                                                        (1,620)        (4,358)         (8,195)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                36,053         47,153           9,418
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                 (34,735)       (22,312)        (23,512)
   Proceeds from businesses divested and asset sales                                      3,694         10,069          14,115
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (31,041)       (12,243)         (9,397)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                                                (6)            (2)           (243)
   Stock repurchases                                                                     (8,778)       (39,519)        (12,232)
   Dividends paid                                                                          (298)          (300)         (1,502)
   Exercise of options                                                                    6,592          4,028           2,169
   Payments of long-term debt                                                               -0-            -0-         (77,220)
   Long-term borrowings                                                                     -0-            -0-         103,500
   Deferred note expense                                                                    -0-            -0-          (3,970)
   Other                                                                                    -0-            -0-          (1,056)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      (2,490)       (35,793)          9,446
------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                             2,522           (883)          9,467
Cash and short-term investments at
   beginning of year                                                                     57,860         58,743          49,276
------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                         $ 60,382       $ 57,860       $  58,743
==============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                                            $  8,043       $  7,520       $  11,112
   Income taxes                                                                           9,398          2,605              23


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Consolidated Shareholders' Equity
                                  In Thousands

                                                                                  RETAINED     ACCUMULATED
                                    TOTAL             ADDITIONAL                  EARNINGS           OTHER
                           NON-REDEEMABLE   COMMON       PAID-IN   TREASURY   (ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                          PREFERRED STOCK    STOCK       CAPITAL      STOCK       DEFICIT)          INCOME          INCOME
                          ---------------  -------    ----------   --------   ------------   -------------   -------------
BALANCE JANUARY 31, 1998      $7,945       $26,264     $132,218    $(17,857)    $(75,456)       $(1,150)
                              ======       =======     ========    ========     ========        =======         =======
Net earnings                     -0-           -0-          -0-         -0-       53,128            -0-          53,128
Dividends paid                   -0-           -0-          -0-         -0-       (1,576)           -0-             -0-
Exercise of options              -0-           230          845         -0-          -0-            -0-             -0-
Issue shares -- restricted
 stock options                   -0-            67          533         -0-          -0-            -0-             -0-
Issue shares -- Employee
 Stock Purchase Plan             -0-           107          387         -0-          -0-            -0-             -0-
Tax effect of exercise
 of stock options                -0-           -0-        1,887         -0-          -0-            -0-             -0-
Stock repurchases                -0-        (2,343)      (9,889)        -0-          -0-            -0-             -0-
Minimum pension
 liability adjustment            -0-           -0-          -0-         -0-          -0-          1,150           1,150
Other                            (27)            2          114         -0-          -0-            -0-             -0-
                                                                                                                -------
Comprehensive Income                                                                                            $54,278
                              ------       -------     --------    --------     --------        -------         -------
BALANCE JANUARY 30, 1999      $7,918       $24,327     $126,095    $(17,857)    $(23,904)       $   -0-
                              ======       =======     ========    ========     ========        =======         =======
Net earnings                     -0-           -0-          -0-         -0-       25,922            -0-          25,922
Dividends paid                   -0-           -0-          -0-         -0-         (300)           -0-             -0-
Exercise of options              -0-           693        2,796         -0-          -0-            -0-             -0-
Issue shares -- Employee
 Stock Purchase Plan             -0-           122          417         -0-          -0-            -0-             -0-
Tax effect of exercise
 of stock options                -0-           -0-        1,427         -0-          -0-            -0-             -0-
Stock repurchases                -0-        (3,439)     (36,080)        -0-          -0-            -0-             -0-
Other                            (36)           12          129         -0-          -0-            -0-             -0-
                                                                                                                -------
Comprehensive Income                                                                                            $25,922
                              ------       -------     --------    --------     --------        -------         -------
BALANCE JANUARY 29, 2000      $7,882       $21,715     $ 94,784    $(17,857)    $  1,718        $   -0-
                              ======       =======     ========    ========     ========        =======         =======
Net earnings                     -0-           -0-          -0-         -0-       29,598            -0-          29,598
Dividends paid                   -0-           -0-          -0-         -0-         (299)           -0-             -0-
Exercise of options              -0-         1,013        5,017         -0-          -0-            -0-             -0-
Issue shares -- Employee
 Stock Purchase Plan             -0-            55          508         -0-          -0-            -0-             -0-
Tax effect of exercise
 of stock options                -0-           -0-        2,758         -0-          -0-            -0-             -0-
Stock repurchases                -0-          (646)      (8,131)        -0-          -0-            -0-             -0-
Other                           (161)           13          258         -0-          -0-            -0-             -0-
                                                                                                                -------
Comprehensive Income                                                                                            $29,598
                              ------       -------     --------    --------     --------        -------         -------
BALANCE FEBRUARY 3, 2001      $7,721       $22,150     $ 95,194    $(17,857)    $ 31,017        $   -0-
                              ======       =======     ========    ========     ========        =======         =======

                               TOTAL
                          SHAREHOLDERS'
                             EQUITY
                          -------------
BALANCE JANUARY 31, 1998    $ 71,964
                            ========
Net earnings                  53,128
Dividends paid                (1,576)
Exercise of options            1,075
Issue shares -- restricted
 stock options                   600
Issue shares -- Employee
 Stock Purchase Plan             494
Tax effect of exercise
 of stock options              1,887
Stock repurchases            (12,232)
Minimum pension
 liability adjustment          1,150
Other                             89

Comprehensive Income
                            --------
BALANCE JANUARY 30, 1999    $116,579
                            ========
Net earnings                  25,922
Dividends paid                  (300)
Exercise of options            3,489
Issue shares -- Employee
 Stock Purchase Plan             539
Tax effect of exercise
 of stock options              1,427
Stock repurchases            (39,519)
Other                            105

Comprehensive Income
                            --------
BALANCE JANUARY 29, 2000    $108,242
                            ========
Net earnings                  29,598
Dividends paid                  (299)
Exercise of options            6,030
Issue shares -- Employee
 Stock Purchase Plan             563
Tax effect of exercise
 of stock options              2,758
Stock repurchases             (8,777)
Other                            110
Comprehensive Income
                            --------
BALANCE FEBRUARY 3, 2001    $138,225
                            ========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at February 3, 2001 of 779 Jarman, Journeys, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company will continue to sell Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. (See Note 2). The Company also sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations. (See Note 2). Because of the acquisition of Mercantile by Dillards Inc., the Company ended its operation of the Jarman Leased departments in Fiscal 2000. The Company had 78 Jarman Leased departments at January 30, 1999. The Company transferred the remaining Jarman Leased departments to Dillards Inc. and Saks Inc. during the first quarter ended May 1, 1999. The Jarman Leased departments business contributed sales of approximately $1.2 million and $47.4 million and operating earnings (loss) of $(0.3) million and $2.1 million in Fiscal 2000 and 1999, respectively.

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

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2001 was a 53-week year with 371 days and Fiscal 2000 and 1999 were 52-week years with 364 days. Fiscal Year 2001 ended on February 3, 2001, Fiscal Year 2000 ended on January 29, 2000 and Fiscal Year 1999 ended on January 30, 1999.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain reclassifications have been made to conform prior years' data to the current presentation.

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at February 3, 2001 and January 29, 2000, are short-term investments of $53.3 million and $47.1 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

HEDGING CONTRACTS

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira and Euro. At February 3, 2001 and January 29, 2000, the Company had approximately $31.3 million and $30.1 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four and one half months. The gain from these contracts for Fiscal 2001 was $1.3 million and the loss from these contracts for Fiscal 2000 was $2.5 million. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments at February 3, 2001 and January 29, 2000 are:

FAIR VALUES

------------------------------------------------------------------------------
IN THOUSANDS                                 2001                         2000
------------------------------------------------------------------------------
                            CARRYING         FAIR       Carrying          Fair
                              AMOUNT        VALUE         Amount         Value
------------------------------------------------------------------------------
Liabilities
Long-term Debt              $103,500     $129,893       $103,500       $77,801

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

The Company implemented Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of Fiscal 1999. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful (see
Note 14).

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $23.0 million, $19.1 million and $19.4 million for Fiscal 2001, 2000 and 1999, respectively.

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

BUSINESS SEGMENTS

The Company implemented Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of Fiscal 1999. The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Notes 2 and 18).

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2

RESTRUCTURINGS

Nautica Footwear License Cancellation

The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company will continue to sell Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge is a $1.0 million inventory write-down which is reflected in gross margin on the income statement. All of these costs are expected to be incurred in the next twelve months.

The Nautica footwear business contributed sales of approximately $18.8 million, $28.4 million and $29.7 million and operating losses of ($2.5) million, ($2.2) million and ($0.3) million in Fiscal 2001, 2000 and 1999, respectively.

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to second quarter earnings of $4.9 million ($3.0 million net of tax). Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations included $1.3 million for asset write-downs and $3.6 million for other costs, of which $2.3 million are expected to be incurred in the next twelve months. As of February 3, 2001, $1.1 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. The approximately $1.3 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2

RESTRUCTURINGS, CONTINUED

The operating results of the leather segment are shown below:

---------------------------------------------------------------------------------
                                                                     PERIOD ENDED
                                           --------------------------------------
                                            FEB. 3,       JAN. 29,       JAN. 30,
IN THOUSANDS                                  2001*           2000           1999
---------------------------------------------------------------------------------
Net sales                                  $ 6,545         $22,203        $18,934
Cost of sales and expenses                   6,917          21,242         18,338
---------------------------------------------------------------------------------
Pretax earnings (loss)                        (372)            961            596
Income tax expense (benefit)                  (146)            374            231
---------------------------------------------------------------------------------
NET EARNINGS (LOSS)                        $  (226)        $   587        $   365
=================================================================================

* Results for the four months ended May 2000.

Discontinued operations' sales subsequent to the decision to discontinue were $0.8 million for Fiscal 2001.

Workforce Reduction

In connection with the exit of the western boot business and the closing of the Jarman Leased departments, the Company reviewed the structure and level of staffing in all of its operations during the third and fourth quarters of Fiscal 1999. Upon completion of the review, the Company recorded a $1.3 million charge to earnings, included in selling and administrative expenses, during the fourth quarter of Fiscal 1999 for a workforce reduction of 66 positions, of which substantially all were eliminated by January 29, 2000. Twenty-six of the positions eliminated related to the Jarman Leased departments business, with the remainder being primarily employed at corporate headquarters.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 3


ACCOUNTS RECEIVABLE

--------------------------------------------------------------------
IN THOUSANDS                                   2001             2000
--------------------------------------------------------------------
Trade accounts receivable                  $ 23,146         $ 25,125
Miscellaneous receivables                     3,454            1,679
--------------------------------------------------------------------
Total receivables                            26,600           26,804
Allowance for bad debts                      (1,303)            (926)
Other allowances                             (2,597)          (2,261)
--------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                    $ 22,700         $ 23,617
====================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for slightly less than 20% of the Company's trade receivables balance as of February 3, 2001 and no other customer accounted for more than 10% of the Company's trade receivables balance as of February 3, 2001.

NOTE 4

INVENTORIES

--------------------------------------------------------------------
IN THOUSANDS                                   2001             2000
--------------------------------------------------------------------
Raw materials                              $  1,408         $  3,098
Work in process                                 609            2,146
Finished goods                               34,551           31,513
Retail merchandise                           97,668           73,058
--------------------------------------------------------------------
TOTAL INVENTORIES                          $134,236         $109,815
====================================================================

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 7

OTHER NONCURRENT ASSETS

------------------------------------------------------------------------
IN THOUSANDS                                        2001            2000
------------------------------------------------------------------------
Other noncurrent assets:
   Prepaid pension cost                         $ 12,212        $  8,554
   Investments and long-term receivables           2,033           1,761
   Deferred note expense                           2,399           3,006
------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                   $ 16,644        $ 13,321
========================================================================

NOTE 8

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

------------------------------------------------------------------------
IN THOUSANDS                                        2001            2000
------------------------------------------------------------------------
Trade accounts payable                          $ 37,592        $ 32,957
Accrued liabilities:
   Employee compensation                          19,031          14,222
   Income taxes                                    9,246           3,621
   Rent                                            6,004           4,476
   Taxes other than income taxes                   5,371           5,635
   Insurance                                       2,226           1,756
   Interest                                        1,802           1,832
   Other                                          12,980          10,375
------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES  $ 94,252        $ 74,874
========================================================================

At February 3, 2001 and January 29, 2000, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $3.8 million and $7.8 million, respectively. These amounts are included in trade accounts payable.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 9


PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

---------------------------------------------------------------------------------------------------
                                        EMPLOYEE           FACILITY
                                         RELATED           SHUTDOWN
IN THOUSANDS                               COSTS*             COSTS           OTHER           TOTAL
---------------------------------------------------------------------------------------------------
Balance January 29, 2000                 $ 8,181            $   -0-            $-0-         $ 8,181
Volunteer Leather provision                1,063              2,082             426           3,571
Charges and adjustments, net              (2,695)              (158)            (67)         (2,920)
---------------------------------------------------------------------------------------------------
Balance February 3, 2001                   6,549              1,924             359           8,832
Current portion                            2,669              1,540             359           4,568
---------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                $ 3,880            $   384            $-0-         $ 4,264
===================================================================================================

* Includes $6.5 million of apparel union pension withdrawal liability.

RESTRUCTURING RESERVES

-------------------------------------------------------------------------------------------------------------------------
                                                         EMPLOYEE           FACILITY
                                                          RELATED           SHUTDOWN
IN THOUSANDS                                                COSTS              COSTS              OTHER             TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                  $    64            $   436            $   527           $ 1,027
Nautica restructuring                                         517                -0-              2,866             3,383
Charges and adjustments, net                                  (64)              (269)               138              (195)
-------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2001                                      517                167              3,531             4,215
Current portion (included in accounts
   payable and accrued liabilities)                           517                127              3,531             4,175
-------------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)              $    -0-           $    40            $   -0-           $    40
=========================================================================================================================

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 10

LONG-TERM DEBT

-------------------------------------------------------------------------------------------
IN THOUSANDS                                                     2001                  2000
-------------------------------------------------------------------------------------------
5 1/2% convertible subordinated notes due April 2005         $103,500              $103,500
-------------------------------------------------------------------------------------------
Total long-term debt                                          103,500               103,500
Current portion                                                   -0-                   -0-
-------------------------------------------------------------------------------------------
TOTAL NONCURRENT PORTION OF LONG-TERM DEBT                   $103,500              $103,500
===========================================================================================

REVOLVING CREDIT AGREEMENT:

On September 24, 1997, the Company entered into a revolving credit agreement with three banks providing for loans or letters of credit of up to $65 million which, as amended, expires September 24, 2002. This agreement replaced a $35 million revolving credit agreement providing for loans or letters of credit. Outstanding letters of credit at February 3, 2001 were $9.8 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate or LIBOR plus 1.25% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.375% per annum on $65.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to equity ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $36.0 million for Fiscal 2001 and thereafter, subject to possible carryforwards from the previous year of up to $3.0 million if less is spent in the current year. The Company was in compliance with the financial covenants contained in the revolving credit agreement at February 3, 2001.

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 10

LONG-TERM DEBT, CONTINUED

5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE 2005:

On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. The notes are convertible into 47.5172 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $21.045 per share of common stock), subject to adjustment. During the second quarter of Fiscal 1999 the Company used: 1) $79.9 million of the proceeds to repay all of the Company's 10 3/8% senior notes including interest and expenses incurred in connection therewith, resulting in an extraordinary loss of $3.7 million ($2.2 million net of tax), 2) $1.3 million of the proceeds to pay preferred dividends in arrears because of certain covenants in the indenture relating to the senior notes, and 3) the remaining proceeds for general corporate purposes. Expenses incurred relating to the issuance were capitalized and are being amortized over the term of the notes.

The indenture pursuant to which the convertible subordinated notes were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11

COMMITMENTS UNDER LONG-TERM LEASES

OPERATING LEASES

Rental expense under operating leases of continuing operations was:

------------------------------------------------------------------------
IN THOUSANDS                        2001            2000            1999
------------------------------------------------------------------------
Minimum rentals                  $44,292         $34,814         $30,121
Contingent rentals                 4,569           3,517          10,598
Sublease rentals                  (1,390)         (1,039)           (993)
------------------------------------------------------------------------
TOTAL RENTAL EXPENSE             $47,471         $37,292         $39,726
========================================================================

Minimum rental commitments payable in future years are:

-----------------------------------------------------------------------
FISCAL YEARS                                               IN THOUSANDS
-----------------------------------------------------------------------
2002                                                          $  50,233
2003                                                             50,042
2004                                                             48,029
2005                                                             46,257
2006                                                             44,983
Later years                                                     155,139
-----------------------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                               $394,683
=======================================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 6% of the Company's leases contain renewal options.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY
NON-REDEEMABLE PREFERRED STOCK


                                                                                                                      COMMON
                                                                        NUMBER OF SHARES        AMOUNTS IN THOUSANDS  CONVER-  NO.
                                                  SHARES     ---------------------------    ------------------------   TIBLE   OF
CLASS    (IN ORDER OF PREFERENCE)             AUTHORIZED      2001       2000       1999     2001      2000    1999    RATIO  VOTES
-----------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                                64,368      36,958     37,116    37,128  $  1,478  $  1,484  $1,485     .83    1
   $4.75 Series 3                                40,449      18,163     19,369    19,369     1,816     1,937   1,937    2.11    2
   $4.75 Series 4                                53,764      16,412     16,412    16,412     1,641     1,641   1,641    1.52    1
   Series 6                                     400,000         -0-        -0-       -0-       -0-       -0-     -0-          100
$1.50 Subordinated Cumulative Preferred       5,000,000      30,017     30,017    30,017       901       901     901
-----------------------------------------------------------------------------------------------------------------------------------
                                                            101,550    102,914   102,926     5,836     5,963   5,964
Employees' Subordinated
   Convertible Preferred                      5,000,000      70,091     72,066    73,696     2,103     2,162   2,211    1.00*   1
-----------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                                7,939     8,125   8,175
Employees' Preferred Stock Purchase Accounts                                                  (218)     (243)   (257)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                                      $  7,721  $  7,882  $7,918
==================================================================================================================================

* Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.


PREFERRED STOCK TRANSACTIONS


IN THOUSANDS

                                                                                                 EMPLOYEES'
                                                                          NON-REDEEMABLE          PREFERRED              TOTAL
                                                         NON-REDEEMABLE       EMPLOYEES'              STOCK     NON-REDEEMABLE
                                                              PREFERRED        PREFERRED           PURCHASE          PREFERRED
                                                                  STOCK            STOCK           ACCOUNTS              STOCK
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                         $5,964           $2,409              $(428)            $7,945
------------------------------------------------------------------------------------------------------------------------------
Other                                                               -0-             (198)               171                (27)
------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                          5,964            2,211               (257)             7,918
------------------------------------------------------------------------------------------------------------------------------
Other                                                                (1)             (49)                14                (36)
------------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                          5,963            2,162               (243)             7,882
------------------------------------------------------------------------------------------------------------------------------
Other                                                              (127)             (59)                25               (161)
------------------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 3, 2001                                         $5,836           $2,103             $ (218)            $7,721
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

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

The Company's shareholders' rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company's outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in August 2010, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company's common stock is acquired.

$1.50 SUBORDINATED CUMULATIVE PREFERRED STOCK:
Stated and liquidation values and redemption price--$30 per share.

EMPLOYEES' SUBORDINATED CONVERTIBLE PREFERRED STOCK:
Stated and liquidation values--$30 per share.

COMMON STOCK:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 3, 2001--22,149,915 shares; January 29, 2000--21,714,678 shares. There were 488,464 shares held in treasury at February 3, 2001 and January 29, 2000 not considering the shares repurchased in Fiscal 2001, 2000 and 1999. Each outstanding share is entitled to one vote. At February 3, 2001, common shares were reserved as follows: 163,992 shares for conversion of preferred stock; 147,738 shares for the 1987 Stock Option Plan; 1,344,899 shares for the 1996 Stock Option Plan; 188,714 shares for the Restricted Stock Plan for Directors; and 403,117 shares for the Genesco Employee Stock Purchase Plan.

For the year ended February 3, 2001, 1,067,347 shares of common stock were issued for the exercise of stock options and 14,190 shares were issued as part of the Directors Restricted Stock Plan. In addition, the Company repurchased 646,300 shares of common stock. An additional 371,600 shares may be repurchased under stock buy back programs announced in August 1998, January 1999 and February 2000.

For the year ended January 29, 2000, 815,084 shares of common stock were issued for the exercise of stock options and 11,785 shares were issued as part of the Directors Restricted Stock Plan. In addition the Company repurchased 3,439,300 shares of common stock.

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

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At February 3, 2001, $30.7 million was available for such payments.

The April 9, 1998 indenture, under which the Company's 5 1/2% convertible subordinated notes due 2005 were issued, does not restrict the payment of dividends.

Dividends declared for Fiscal 2001 for the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company's $1.50 Subordinated Cumulative Preferred Stock were $299,000.

                                     GENESCO INC.
                                     AND CONSOLIDATED SUBSIDIARIES
                                     Notes to Consolidated Financial Statements


NOTE 12
SHAREHOLDERS' EQUITY, CONTINUED

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK


                                                                         NON-
                                                                   REDEEMABLE      EMPLOYEES'
                                                     COMMON         PREFERRED       PREFERRED
                                                      STOCK             STOCK           STOCK
---------------------------------------------------------------------------------------------
Issued at January 31, 1998                          26,264,109         102,926         80,313
Exercise of options                                    296,543             -0-            -0-
Issue shares - Employee Stock Purchase Plan            106,800             -0-            -0-
Stock Repurchase                                    (2,342,800)            -0-            -0-
Other                                                    2,457             -0-         (6,617)
---------------------------------------------------------------------------------------------
Issued at January 30, 1999                          24,327,109         102,926         73,696
Exercise of options                                    692,722             -0-            -0-
Issue shares - Employee Stock Purchase Plan            122,362             -0-            -0-
Stock Repurchase                                    (3,439,300)            -0-            -0-
Other                                                   11,785             (12)        (1,630)
---------------------------------------------------------------------------------------------
Issued at January 29, 2000                          21,714,678         102,914         72,066
Exercise of options                                  1,012,765             -0-            -0-
Issue shares - Employee Stock Purchase Plan             54,582             -0-            -0-
Stock Repurchase                                      (646,300)            -0-            -0-
Other                                                   14,190          (1,364)        (1,975)
---------------------------------------------------------------------------------------------
Issued at February 3, 2001                          22,149,915         101,550         70,091
Less treasury shares                                   488,464             -0-            -0-
---------------------------------------------------------------------------------------------
OUTSTANDING AT FEBRUARY 3, 2001                     21,661,451         101,550         70,091
=============================================================================================

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 13
INCOME TAXES

Income tax expense (benefit) from continuing operations is comprised of the following:



-----------------------------------------------------------------------------------------------------
IN THOUSANDS                                        2001                  2000                   1999
-----------------------------------------------------------------------------------------------------
Current
   U.S. federal                                  $17,702               $ 3,198               $  1,587
   Foreign                                           587                   615                     76
   State                                           1,565                   600                     19
Deferred
   U.S. federal                                      217                10,224                (22,335)
   Foreign                                            67                    77                   (237)
   State                                              18                   933                 (3,178)
-----------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE (BENEFIT)               $20,156               $15,647               $(24,068)
=====================================================================================================

Deferred tax assets and liabilities are comprised of the following:


---------------------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 3,            January 29,
IN THOUSANDS                                                                        2001                   2000
---------------------------------------------------------------------------------------------------------------
Pensions                                                                       $  (4,956)             $  (3,681)
---------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                    (4,956)                (3,681)
---------------------------------------------------------------------------------------------------------------
Net capital loss carryforwards                                                       -0-                  7,726
Provisions for discontinued operations
   and restructurings                                                              6,602                  4,202
Inventory valuation                                                                1,938                  2,068
Expense accruals                                                                   7,458                  5,885
Allowances for bad debts and notes                                                 1,115                    907
Uniform capitalization costs                                                       2,832                  2,374
Depreciation                                                                       1,498                  3,142
Other                                                                              1,799                  2,095
Tax credit carryforwards                                                             373                  2,377
---------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                         23,615                 30,776
---------------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                               -0-                 (8,085)
---------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                         $ 18,659               $ 19,010
===============================================================================================================

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

The Company previously limited the recognition of deferred tax assets to an amount no greater than the amount of tax refunds the Company could claim as loss carrybacks. In the fourth quarter of Fiscal 1999, due to increased levels of profitability, future income projections and the substantial removal of uncertainties surrounding the Company's divestitures, the valuation allowance was reduced by a net $40.0 million resulting in a net tax benefit of $24.1 million. In Fiscal 2000, the valuation allowance related primarily to the Company's capital loss carryforward which could only be used to offset capital gains. The expiration and partial use of the Company's capital loss carryforward in Fiscal 2001 eliminated the need for the valuation allowance.

Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:


-------------------------------------------------------------------------------------------------
                                                                  2001          2000        1999
-------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                              35.00%       35.00%       34.00%
State taxes (net of federal tax benefit)                          2.90         3.73         4.50
Release of deferred tax valuation allowance                       (.40)        (.21)     (117.63)
Other                                                              .50         (.34)         .19
-------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                               38.00%       38.18%      (78.94%)
=================================================================================================

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

ASSETS AND OBLIGATIONS

The following table sets forth the change in benefit obligation for the respective fiscal year:


---------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                          Other Benefits
                                                 ----------------------------          ------------------------------
IN THOUSANDS                                       2001                2000              2001                 2000
---------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year          $ 87,873           $ 98,263           $ 1,831                $ 2,775
Service cost                                        1,181              1,893                61                     71
Interest cost                                       7,265              6,509               128                    122
Plan participants' contributions                      -0-                -0-               116                    126
Benefits paid                                      (7,925)            (7,574)             (661)                  (375)
Actuarial (gain) or loss                            7,951            (11,218)              464                   (888)
---------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                $ 96,345           $ 87,873           $ 1,939                $ 1,831
=====================================================================================================================

The following table sets forth the change in plan assets for the respective fiscal year:


---------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits                   Other Benefits
                                                        ---------------------------          -----------------------
IN THOUSANDS                                               2001                2000              2001          2000
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year          $ 100,278           $  92,190          $ -0-         $  -0-
Actual return (loss) on plan assets                        (1,805)             10,158            -0-            -0-
Employer contributions                                      3,928               5,504            510            249
Plan participants' contributions                               -0-                 -0-           116            126
Benefits paid                                              (7,925)             (7,574)          (626)          (375)
---------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                $  94,476           $ 100,278          $ -0-          $ -0-
=====================================================================================================================

At February 3, 2001 and January 29, 2000, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

The following table sets forth the funded status of the plans for the respective fiscal year:


--------------------------------------------------------------------------------------------------------------------------
                                                                      Pension Benefits                     Other Benefits
                                                          ----------------------------           -------------------------
IN THOUSANDS                                                2001                 2000               2001            2000
--------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                            $(93,766)          $ (84,257)          $(1,939)          $(1,831)
Future pay increases                                        (2,579)             (3,616)              -0-               -0-
--------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                               (96,345)            (87,873)           (1,939)           (1,831)
Assets                                                      94,476             100,278               -0-               -0-
--------------------------------------------------------------------------------------------------------------------------
Over (under) funded projected benefit obligation            (1,869)             12,405            (1,939)           (1,831)
Transition obligation                                          824               1,649               -0-               -0-
Prior service cost                                            (949)             (1,072)              -0-               -0-
Cumulative net (gains)/losses                               14,206              (4,428)              154              (288)
--------------------------------------------------------------------------------------------------------------------------
(ACCRUED BENEFIT LIABILITY)/PREPAID BENEFIT COST          $ 12,212           $   8,554           $(1,785)          $(2,119)
===========================================================================================================================

The amounts recognized in the balance sheet consist of:


--------------------------------------------------------------------------------------------------------
                                                        Pension Benefits                Other Benefits
                                              --------------------------       -------------------------
IN THOUSANDS                                     2001             2000           2001            2000
--------------------------------------------------------------------------------------------------------
Prepaid benefit cost                          $  12,212       $   8,554       $     -0-       $     -0-
Accrued benefit liability                           -0-             -0-          (1,785)         (2,119)
Intangible asset                                    -0-             -0-             -0-             -0-
Accumulated other comprehensive income              -0-             -0-             -0-             -0-
-------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED ON BALANCE SHEET        $  12,212       $   8,554       $  (1,785)      $  (2,119)
=======================================================================================================


ASSUMPTIONS

-----------------------------------------------------------------------------------------------
                                               Pension Benefits                Other Benefits
                                           -----------------------          -------------------
                                            2001              2000           2001         2000
-----------------------------------------------------------------------------------------------
Discount rate                                7.875%           8.00%           8.00%        8.00%
Expected return on plan assets                9.50%           9.50%             --           --
Rate of compensation increase                 4.50%           5.00%             --           --

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 8.00% to 7.875% from Fiscal 2000 to Fiscal 2001. The decrease in the rate increased the accumulated benefit obligation by $1.2 million and increased the projected benefit obligation by $1.2 million. The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 6.75% to 8.00% from Fiscal 1999 to Fiscal 2000. The increase in the rate decreased the accumulated benefit obligation by $11.3 million and decreased the projected benefit obligation by $12.4 million.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements


NOTE 14
RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

For measurement purposes, a 7.50% increase in the health care cost trend rate was used for Fiscal 2001. The trend rate is assumed to decrease gradually to 5.00% by Fiscal 2013. The effect on disclosure information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                                 1% DECREASE      1% INCREASE
       (IN THOUSANDS)                                               IN RATES         IN RATES
                                                                ---------------  --------------
       Aggregated service and interest cost                     $    (19)            $    23
       Accumulated postretirement benefit obligation            $   (111)            $   127

PENSION EXPENSE


------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits                              Other Benefits
                                        -------------------------------------------           ---------------------------------
IN THOUSANDS                               2001              2000              1999           2001          2000          1999
------------------------------------------------------------------------------------------------------------------------------
Service cost                            $ 1,181           $ 1,893           $ 1,575           $ 61          $ 71          $ 84
Interest cost                             7,265             6,509             6,460            128           122           180
Expected return on plan assets           (8,877)           (7,900)           (7,171)           -0-           -0-           -0-
Amortization:
     Transition obligation                  825               825               825            -0-           -0-           -0-
     Prior service cost                    (123)             (123)             (123)           -0-           -0-           -0-
     Losses                                 -0-               473               476             22            28            62
------------------------------------------------------------------------------------------------------------------------------
     Net amortization                       702             1,175             1,178             22            28            62
------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST               $   271           $ 1,677           $ 2,042           $211          $221          $326
==============================================================================================================================

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Matching funds vest after five years of service with the Company. Years of service earned prior to the adoption of this change contribute toward the vesting requirement. The contribution expense to the Company for the matching program was approximately $0.9 million for Fiscal 2001 and $1.0 million for Fiscal 2000 and 1999.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
NOTE 15
EARNINGS PER SHARE

------------------------------------------------------------------------------------------------------------------
                                             FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                                                 FEB. 3, 2001                            JAN. 29, 2000
                                   --------------------------------------   -------------------------------------
(IN THOUSANDS, EXCEPT                 INCOME        SHARES      PER-SHARE     INCOME        SHARES      PER-SHARE
 PER SHARE AMOUNTS)                 (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)    AMOUNT
------------------------------------------------------------------------------------------------------------------
Earnings before
   discontinued operations and
   extraordinary loss                $ 32,831                               $25,335

Less: Preferred stock dividends          (299)                                 (300)
------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                 32,532      21,513        $ 1.51      25,035         22,392  $    1.12
                                                                 ======                             =========
EFFECT OF DILUTIVE SECURITIES
   Options                                            522                                      644
   5 1/2% convertible subordinated
     notes                              3,881       4,918                     3,787          4,918
   Contingent Options(1)                               -0-                                      -0-
   Employees' Preferred Stock(2)                       70                                       73
------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                       $ 36,413      27,023        $ 1.35     $28,822         28,027  $    1.03
==================================================================================================================



-----------------------------------------------------------------------------
                                           FOR THE YEAR ENDED
                                               JAN. 30, 1999
                             -----------------------------------------------
(IN THOUSANDS, EXCEPT                    INCOME       SHARES      PER-SHARE
 PER SHARE AMOUNTS)                   (NUMERATOR)  (DENOMINATOR)    AMOUNT
---------------------------------------------------------------------------
Earnings before
   discontinued operations and
   extraordinary loss                  $54,558

Less: Preferred stock dividends           (300)
---------------------------------------------------------------------------

BASIC EPS
Income available to
   common shareholders                  54,258        25,461       $  2.13
                                                                   =======
EFFECT OF DILUTIVE SECURITIES
   Options                                             1,042
   5 1/2% convertible subordinate
     notes                               3,124         3,969
   Contingent Options(1)                                  67
   Employees' Preferred Stock(2)                          78
---------------------------------------------------------------------------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                         $57,382        30,617       $  1.87
===========================================================================


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

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,675, 38,324 and 24,946, respectively.

There were no options excluded from the computation of diluted earnings per share for Fiscal 2001 because all the options' exercise prices were lower than the average market price of the common shares.

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


The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of February 3, 2001.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 16

STOCK OPTION PLANS

The Company's stock-based compensation plans, as of February 3, 2001, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock options. The compensation cost that has been charged against income for its restricted plans was $3.8 million, $0.6 million and $1.1 million for Fiscal 2001, 2000 and 1999, respectively. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $110,000, $105,000 and $89,000 for Fiscal 2001, 2000 and 1999, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          Fiscal Years
                                            ----------------------------------------
(In thousands, except per share amounts)       2001             2000            1999
                                            -------          -------         -------
Net Income                 As reported      $29,598          $25,922         $53,128
                           Pro forma        $28,422          $24,839         $52,464

Diluted EPS                As reported      $  1.23          $  1.05         $  1.83
                           Pro forma        $  1.18          $  1.01         $  1.81

Basic EPS                  As reported      $  1.36          $  1.14         $  2.07
                           Pro forma        $  1.31          $  1.10         $  2.05

FIXED STOCK OPTION PLANS

The Company has two fixed option plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 2.3 million shares of common stock, which excludes 200,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under both plans vest 25% at the end of each year with the exception of shares granted February 20, 1995 which vest 20% at the end of each year.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 16

STOCK OPTION PLANS, CONTINUED

With regard to the 200,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 926 shares and 1,139 shares of restricted stock issued to directors for Fiscal 2001 and 2000, respectively. There were no shares issued in Fiscal 1999. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the Outside Director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 9,116 shares, 9,157 shares and 4,555 shares of Retainer Stock issued to directors for Fiscal 2001, 2000 and 1999, respectively. Annually on the date of the annual meeting of shareholders, each outside director shall receive the automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options become exercisable six months after their respective dates of grant, and expire in ten years. There were 32,000 and 28,000 shares of stock options issued to directors for Fiscal 2001 and 2000, respectively.

The weighted-average fair value of each option granted in the fixed stock option plans described above is estimated on the date of grant using the Black-Scholes option-pricing model -average assumptions used for grants in Fiscal 2001, 2000 and 1999, respectively: expected volatility of 62, 62 and 62 percent; risk-free interest rates of 5.3, 6.7 and 5.0 percent; and expected lives of 6.7, 7.6 and
7.0 years, respectively.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 16

STOCK OPTION PLANS, CONTINUED

A summary of the status of the Company's fixed stock option plans as of February 3, 2001, January 29, 2000 and January 30, 1999 and changes during the years ended on those dates is presented below:

                                                  2001                           2000                          1999
                                      -----------------------------  -----------------------------  -----------------------------
                                                   WEIGHTED-AVERAGE               Weighted-Average               Weighted-Average
FIXED OPTIONS                           SHARES      EXERCISE PRICE     Shares      Exercise Price     Shares      Exercise Price
-------------                         ----------   ----------------  ----------   ----------------  ----------   ----------------
Outstanding at beginning of year       1,917,990      $     7.87      2,271,389      $     5.76      2,528,655      $     5.88
Granted                                  337,000           16.85        387,500           13.23        268,000            6.06
Exercised                               (894,316)           5.57       (591,711)           3.13       (229,876)           4.21
Forfeited                                (99,250)          11.13       (149,188)           8.54       (295,390)           8.29
                                      ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at end of year             1,261,424      $    11.69      1,917,990      $     7.87      2,271,389      $     5.76
                                      ==========      ==========     ==========      ==========     ==========      ==========

Options exercisable at year-end          568,424                      1,238,989                      1,279,034
Weighted-average fair value of
    options granted during the year   $    11.07                     $     9.27                     $     4.02

The following table summarizes information about fixed stock options outstanding at February 3, 2001:

                                   Options Outstanding                       Options Exercisable
                  --------------------------------------------------   ------------------------------
                    NUMBER       Weighted-Average                        NUMBER
    Range of      OUTSTANDING       Remaining       Weighted-Average   EXERCISABLE   Weighted-Average
Exercise Prices    AT 2/3/01     Contractual Life    Exercise Price      AT 2/3/01    Exercise Price
---------------   -----------   -----------------   ----------------   -----------   ----------------
$1.875 -  2.75        19,725          3.8 years         $  2.39           19,725          $  2.39
 3.375 -  5.00       153,321          4.8                  4.66          153,321             4.66
  5.50 -  7.75       140,671          7.5                  6.06           37,421             6.07
  9.00 - 12.75       283,780          6.2                 11.03          252,405            10.84
 13.00 - 17.75       658,927          9.2                 14.99          105,552            14.04
 18.00 - 24.25         5,000          9.9                 24.06              -0-              -0-
                   ---------          ---               -------          -------          -------
$1.875 - 24.25     1,261,424          7.8               $ 11.69          568,424          $  9.16
                   =========          ===               -======          =======          =======

RESTRICTED STOCK OPTIONS

On January 10, 1997, 200,000 shares of restricted stock were granted to the chairman of the board under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions lapsed for one third of the shares (66,667 shares) on January 31, 1998 and the second one third of the shares on January 31, 1999. The restrictions would lapse for the last one third of the shares on January 31, 2000 if (1) the chairman remains on the board of the Company and serves as chairman or in such other capacity as the board may request through that date and (2) the Company's common stock trades at or above $15.00 per share for 20 consecutive trading days during Fiscal 2000. The chairman resigned in the fourth quarter of Fiscal 2000. The last one third of the shares were not issued since the above conditions were not met. There was compensation income of $0.5 million for these options in Fiscal 2000. Compensation cost charged against income for these options was $0.8 million in Fiscal 1999.

As of the beginning of the first quarter of Fiscal 1999, a three year long term incentive plan was approved for the president - CEO (at that time) which covered Fiscal 1999 through Fiscal 2001. The incentive plan provides a maximum of 300,000 performance shares of stock to be awarded based on cumulative revenue growth, cumulative earnings before income taxes to sales ratio and cumulative assets to sales ratio. There were 118,449 and 34,344 shares issued in Fiscal 2001 and 2000, respectively. Compensation cost charged against income for these options was $3.7 million, $1.1 million and $0.4 million in Fiscal 2001, 2000 and 1999, respectively.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 16

STOCK OPTION PLANS, CONTINUED

On October 16, 2000, another three year long term incentive plan was approved for the Chairman and CEO which covers Fiscal 2002 through Fiscal 2004. The incentive plan provides a target payout of $470,000 in stock if the Company's total return to shareholders equals the average of two published indices, the Bloomberg U.S. Apparel Index and the S & P 500 Consumer Cyclical Index. The number of shares to be issued is based on the closing price of the stock on October 16, 2000 or $16.63 per share which totals 28,262 shares. These shares vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these options was $39,000 in Fiscal 2001.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to
1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 54,582 shares, 122,362 shares and 106,800 shares to employees in Fiscal 2001, 2000 and 1999, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2001, 2000 and 1999, respectively: an expected life of 1 year for all years; expected volatility of 58, 47 and 82 percent; and risk-free interest rates of 5.1, 6.1 and 4.6 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2001, 2000 and 1999 was $6.86, $4.26 and $2.47, respectively.

STOCK PURCHASE PLANS

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $226,000 and $250,000 at February 3, 2001 and January 29, 2000, respectively, and were secured at February 3, 2001, by 12,107 employees' preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 17

LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company was allocated liability for a 1.31% share of the remediation cost in non-binding mediation with other defendants and the State of New York. The State has offered to release the Company from further liability related to the site in exchange for payment of its allocated share plus a small premium, and the Company has accepted. Assuming the settlement is completed as proposed, the Company believes it has fully provided for its liability in connection with the site.

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

WHITEHALL ACCIDENT

On June 4, 1999, a truck driver working under contact with a carrier for a chemical vendor died after inhaling a toxic vapor produced when he deposited a chemical compound that he was delivering to the Company's Whitehall, Michigan leather tannery into a tank containing another chemical solution. Regulatory authorities, including the National Transportation Safety Board and the Michigan Occupational Safety and Health Administration, investigated the incident. The Michigan agency issued six citations alleging regulatory infractions identified in the course of a general compliance review following the accident. Proposed monetary penalties associated with the citations total $15,100. The Company contested the citations; ultimately, the monetary penalties were reduced to $7,600, which the Company has paid. On March 14, 2000, the estate of the deceased truck driver brought an action against the Company in Michigan state court alleging that the Company's negligent acts and omissions caused his death and seeking unspecified damages. In February 2001, the Company reached a settlement of the action, which was funded by insurance. The Company does not expect any additional material effects related to the accident.

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 18

BUSINESS SEGMENT INFORMATION

The Company currently operates four reportable business segments (not including corporate): Journeys; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. In Fiscal 2000 the Company operated the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. All the Company's segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment in Fiscal 2000 and some of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

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

---------------------------------------------------------------------------------------------------------------------------
                                                             JOHNSTON       LICENSED
FISCAL 2001                        JOURNEYS     JARMAN       & MURPHY         BRANDS    LEATHER    CORPORATE   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Sales                               $300,758    $109,791      $188,152       $85,262    $  -0-      $     -0-    $683,963
Intercompany sales                       -0-         -0-           (92)       (3,705)      -0-            -0-      (3,797)
---------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS      300,758     109,791       188,060        81,557       -0-            -0-     680,166
---------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               41,869       8,395        24,636         4,695       -0-        (15,921)     63,674
Restructuring charge                     -0-         -0-           -0-           -0-       -0-          3,433       3,433
Interest expense                         -0-         -0-           -0-           -0-       -0-          8,618       8,618
Interest income                          -0-         -0-           -0-           -0-       -0-          1,418       1,418
Other                                    -0-         -0-           -0-           -0-       -0-            (54)        (54)
---------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS            41,869       8,395        24,636         4,695       -0-        (26,608)      52,987
---------------------------------------------------------------------------------------------------------------------------

Total assets                          93,761      37,468        71,359        28,658       989        119,928      352,163
Depreciation                           5,070       2,334         2,890            99       149          2,658       13,200
Capital expenditures                  17,133       9,433         4,917           399       -0-          2,853       34,735

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18

BUSINESS SEGMENT INFORMATION, CONTINUED

----------------------------------------------------------------------------------------------------------------------------------
                                                               Other      Johnston   Licensed
Fiscal 2000                         Journeys     Jarman       Retail      & Murphy      Brands   Leather   Corporate  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $215,318    $86,897     $  8,840     $ 167,822     $78,818    $  -0-   $     -0-     $ 557,695
Intercompany sales                       -0-        -0-          -0-          (363)     (4,300)      -0-         -0-        (4,663)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS      215,318     86,897        8,840       167,459      74,518       -0-         -0-       553,032
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)               29,719      4,336         (500)       22,187       2,488       -0-     (10,869)       47,361
Interest expense                         -0-        -0-          -0-           -0-         -0-       -0-       8,152         8,152
Interest income                          -0-        -0-          -0-           -0-         -0-       -0-       2,165         2,165
Other                                    -0-        -0-          -0-           -0-         -0-       -0-        (392)         (392)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS            29,719      4,336         (500)       22,187       2,488       -0-     (17,248)       40,982
----------------------------------------------------------------------------------------------------------------------------------

Total assets                          65,256     23,910          992        61,693      28,678     9,670     110,966       301,165
Depreciation                           3,382      1,724          155         2,763         213       460       1,817        10,514
Capital expenditures                  12,338      2,600           99         3,604          89        47       3,535        22,312
----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                       Other   Johnston  Licensed              Western
Fiscal 1999                      Journeys    Jarman   Retail   & Murphy    Brands   Leather       Boot  Corporate  Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales                            $159,965   $83,315  $56,184  $ 149,661   $72,337    $  -0-   $ 16,560   $    -0-      $538,022
Intercompany sales                    -0-       -0-      -0-     (1,281)   (4,577)      -0-        -0-        -0-        (5,858)
-------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS   159,965    83,315   56,184    148,380    67,760       -0-     16,560        -0-       532,164
-------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)            21,704     2,983    2,214     19,708     2,435       -0-     (1,309)   (11,007)       36,728
Restructuring gain                    -0-       -0-      -0-        -0-       -0-       -0-        -0-     (2,403)       (2,403)
Interest expense                      -0-       -0-      -0-        -0-       -0-       -0-        -0-      9,250         9,250
Interest income                       -0-       -0-      -0-        -0-       -0-       -0-        -0-      2,639         2,639
Other                                 -0-       -0-      -0-        -0-       -0-       -0-        -0-     (2,030)       (2,030)
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES,
   DISCONTINUED OPERATIONS AND
   EXTRAORDINARY LOSS              21,704     2,983    2,214     19,708     2,435       -0-    (1,309)    (17,245)       30,490
-------------------------------------------------------------------------------------------------------------------------------

Total assets                       52,125    25,395   15,772     59,925    28,873     8,759       -0-     116,349       307,198
Depreciation                        2,591     1,676      469      2,423       238       556       336       1,402         9,691
Capital expenditures                9,330     3,468      598      4,351        93       157       -0-       5,515        23,512

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              1ST QUARTER                  2ND QUARTER
(IN THOUSANDS, EXCEPT                   ----------------------      -------------------------
    PER SHARE AMOUNTS)                     2001          2000           2001             2000
---------------------------------------------------------------------------------------------
Net sales                               $146,644      $123,766      $143,243         $121,308

Gross margin                              68,306        57,467        68,966           56,520

Pretax earnings                           10,190         6,611         9,041            6,968

Earnings before
 discontinued operations                   6,193         3,945         5,531            4,223

Net earnings                               5,961         4,067         2,562(1)         4,176

Diluted earnings per common share:
 Before discontinued operations              .26           .16           .24              .18
 Net earnings                                .25           .16           .13              .17
=============================================================================================


-------------------------------------------------------------------------------------------------------------------------
                                              3RD QUARTER                  4TH QUARTER                   FISCAL YEAR
(IN THOUSANDS, EXCEPT                   ----------------------      -------------------------      ----------------------
    PER SHARE AMOUNTS)                      2001          2000         2001              2000          2001          2000
-------------------------------------------------------------------------------------------------------------------------
Net sales                               $176,086      $140,309      $124,193         $167,649      $680,166      $553,032

Gross margin                              82,662        65,167       102,579           77,106       322,513       256,260

Pretax earnings                           14,340         9,707        19,416(2)        17,696        52,987        40,982

Earnings before
 discontinued operations                   8,785         5,857        12,322           11,310        32,831        25,335

Net earnings                               8,785         6,204        12,290           11,475        29,598        25,922

Diluted earnings per common share:
 Before discontinued operations              .36           .25           .49              .45          1.35          1.03
 Net earnings                                .36           .26           .49              .45          1.23          1.05
=========================================================================================================================

(1) Includes a loss of $3.0 million, net of tax, from discontinued operations (see Note 2).
(2)  Includes a restructuring charge of $4.4 million (see Note 2).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 27, 2001 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

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

The following information regarding beneficial ownership on March 31, 2001 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                              CLASS OF          NO. OF         PERCENT OF
NAME AND ADDRESS                               STOCK*           SHARES            CLASS
                                              --------        -----------      ----------
AIM Management Group Inc.                      Common         1,134,640(1)        5.2
11 Greenway Plaza, Suite 100
Houston, TX  77046


JP Morgan Chase & Co.                          Common         1,404,465(2)        6.4
270 Park Avenue
New York, NY  10017


Jeannie Bussetti                                           Series 1            3,000           8.1
12 Carteret Drive
Pomona, NY  10970

Joseph Bussetti                                            Series 1            2,000           5.4
52 South Lilburn Drive
Garnerville, NY  10923

Ronald R. Bussetti                                         Series 1            2,000           5.4
12 Carteret Drive
Pomona, NY   10970

S. Robert Weltz, Jr.                                       Series 1            2,308           6.2
415 Hot Springs Road
Santa Barbara, CA  93108

Empire & Co.                                               Series 1            5,889          15.9
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ  07803

Empire & Co.                                               Series 3            4,226          23.3
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ  07803

Hazel Grossman                                             Series 3            1,074           5.9
30 Argyle Ave., Apt. 209
Riverside, RI  02915

Jack Rubens                                                Series 3            1,514           8.3
5114 Windsor Parke Dr.
Boca Raton, FL  33496

Barbara F. Grossman Wasserspring                           Series 3              933           5.1
75 Cooper Drive
Great Neck, NY  11023

Melissa Evins                                              Series 4            2,893          17.6
417 East 57th Street
New York, NY   10022

Reed Evins                                                 Series 4           2,418           14.7
417 East 57th Street
Apt. 32B
New York, NY   10022

James H. Cheek, Jr.                                        Subordinated       2,413            8.0
Apt. 407                                                   Cumulative
11 Burton Hills Blvd.                                      Preferred
Nashville, TN   37215

--------------

* See Note 12 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)      This information is from Schedule 13G dated February 9, 2001.

(2)      This information is from Schedule 13G dated February 14, 2001.


ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference any information appearing under the heading "Certain Relationships and Related Transactions" included in the Company's Proxy Statement.

                                     PART IV


ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following are included in Item 8.

Report of Independent Accountants
Consolidated Balance Sheet, February 3, 2001 and January 29, 2000
Consolidated Earnings, each of the three fiscal years ended 2001, 2000 and 1999 Consolidated Cash Flows, each of the three fiscal years ended 2001, 2000 and 1999
Consolidated Shareholders' Equity, each of the three fiscal years ended 2001, 2000 and 1999
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

II    -Reserves, each of the three fiscal years ended 2001, 2000 and 1999

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 76.

EXHIBITS
--------

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

         c.       1987 Stock Option Plan and Form of Stock Option Agreement.
                  Incorporated by reference to Exhibit (10)e to the Company's
                  Annual Report on Form 10-K for the fiscal year ended January
                  31, 1993.
         d.       1996 Stock Incentive Plan. Incorporated by reference to
                  Registration Statement on Form S-8 filed July 19, 1996 (File
                  No. 33-08463).
         e. 2001 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.
         f.       2002 EVA Incentive Compensation Plan.
         g. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
         h.       Modified and Restated Loan Agreement dated as of September 24,
                  1997 among the Company and Bank One, N.A. and Bank of America,
                  N.A. Incorporated by reference to Exhibit (10)l to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  November 1, 1997. First Amendment to Modified and Restated
                  Loan Agreement dated as of January 30, 1998 and Second
                  Amendment to Modified and Restated Loan Agreement dated as of March 31, 1998. Incorporated by reference to Exhibit (10)i to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Third Amendment to Modified and
                  Restated Loan Agreement dated as of August 1, 1998 and Fourth
                  Amendment to Modified and Restated Loan Agreement dated as of December 11, 1998. Incorporated by reference to Exhibit (10)i to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. Fifth Amendment to Modified and
                  Restated Loan Agreement dated as of November 5, 1999.
                  Incorporated by reference to Exhibit (10)h to the Company's
                  Annual Report on Form 10-K for the fiscal year ended January
                  29, 2000. Sixth Amendment to Modified and Restated Loan
                  Agreement dated as of October 4, 2000. Incorporated by reference to Exhibit (10)h to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000.
         i. Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January
                  9, 1993. Incorporated by reference to Exhibit (10)p to the Company's Annual Report on Form 10-K for the fiscal year ended
                  January 31, 1993.
         j.       Deferred Compensation Trust Agreement dated as of February 27,
                  1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993.
                  Incorporated by reference to Exhibit (10)q to the Company's
                  Annual Report on Form 10-K for the fiscal year ended January
                  31, 1993.

         k. Shareholder Rights Agreement dated as of August 8, 1990 between the Company and Chicago Trust Company of New York.
                  First Amendment to the Rights Agreement dated as of August 8,
                  1990. Incorporated by reference to Registration Statement on Form 8-A filed August 15, 1990 (File No. 1-3083). Second
                  Amendment to the Rights Agreement dated as of March 24, 1998.
                  Incorporated by reference to Registration Statement on Form
                  8-A filed March 25, 1998 (File No. 1-3083). Third Amendment to the Rights Agreement dated as of November 9, 1998.
                  Incorporated by reference to Registration Statement on Form
                  8-K filed November 19, 1998 (File No. 1-3083). Amended and
                  Restated Shareholders Rights Agreement dated as of August 28,
                  2000. Incorporated by reference to Registration Statement on Form 8-K filed August 30, 2000 (File No. 1-3083).

         l. Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997.
                  Incorporated by reference to Exhibit (10)p to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February
                  1, 1997.

(21)     Subsidiaries of the Company.

(23)     Consent of Independent Accountants included on page 74.

(24)     Power of Attorney

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

REPORTS ON FORM 8-K

The Company filed current reports on Form 8-K on January 4, 2001, January 30, 2001, February 21, 2001 and March 1, 2001 disclosing Regulation FD disclosures.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (Nos. 33-15835, 33-30828, 33-35329, 33-50248, 33-62653 and
33-08463) of Genesco Inc. of our report dated February 27, 2001 relating to the consolidated financial statements and consolidated financial statement schedule, which appears in this Form 10-K. We also consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62653) of Genesco Inc. of our report dated April 6, 2001 relating to the February 3, 2001 financial statements of the Genesco Employee Stock Purchase Plan, which appears in an exhibit to this Form 10-K.




/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
May 4, 2001

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENESCO INC.

                                           By: /s/James S. Gulmi
                                               --------------------------------
                                               James S. Gulmi
                                               Senior Vice President - Finance

Date:  May 4, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the fourth day of May, 2001.


/s/Ben T. Harris                                           Chairman and Chief Executive Officer
-----------------------------------------------------      and a Director
Ben T. Harris


/s/Hal N. Pennington                                       President and Chief Operating Officer
-----------------------------------------------------      and a Director
Hal N. Pennington


/s/James S. Gulmi                                          Senior Vice President - Finance
-----------------------------------------------------      (Principal Financial Officer)
James S. Gulmi


/s/Paul D. Williams
-----------------------------------------------------      Chief Accounting Officer
Paul D. Williams


Directors:


Leonard L. Berry*                                          Kathleen Mason*

Robert V. Dale*                                            William A. Williamson, Jr.*

W. Lipscomb Davis, Jr.*                                    William S. Wire, II*

Joel C. Gordon*                                            Gary M. Witkin*



*By /s/Roger G. Sisson
    --------------------------------
    Roger G. Sisson
    Attorney-In-Fact

                                 GENESCO INC.

                                 AND CONSOLIDATED SUBSIDIARIES


                                 Financial Statement Schedule


                                 February 3, 2001

                                                                      SCHEDULE 2

                                  GENESCO INC.
                                  AND CONSOLIDATED SUBSIDIARIES
                                  Reserves

---------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 3, 2001
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER       INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)        BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
Allowance for bad debts                 $     926             477            -0-(1)          (97)(2)    $ 1,306
Allowance for cash discounts                  -0-             -0-            -0-             -0- (3)        -0-
Allowance for sales returns                   935             -0-            -0-             241 (4)      1,176
Allowance for customer deductions             831             -0-            -0-             105 (5)        936
Allowance for co-op advertising               495             -0-            -0-             (10)(6)        485
---------------------------------------------------------------------------------------------------------------
TOTALS                                   $  3,187             477            -0-             239        $ 3,903
===============================================================================================================


YEAR ENDED JANUARY 29, 2000
---------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER       INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)        BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
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
===============================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $20,000 in 2001, $32,000 in 2000 and $74,000 in 1999 to the addition above, the total bad debt expense amounted to $497,000 in 2001, $279,000 in 2000 and $1,102,000 in 1999.

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