Form 10-K/A
period 2001-02-03
GENESCO INC
filed 2001-06-04
CIK 18498

                                                                  [GENESCO LOGO]

(Mark One)                             FORM 10-K/A
                                 (Amendment No. 1)
   [X]                   Annual Report Pursuant To
                        Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
                         For the Fiscal Year Ended
                                  February 3, 2001

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

                                  Genesco Inc.

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

This Amendment No. 1 on Form 10-K/A amends Item 8 of the original Annual Report for the fiscal year ended February 3, 2001, filed May 4, 2001 (the "Original 10-K"), to include Notes 5 and 6 to the Consolidated Financial Statements which were inadvertently omitted from the Original 10-K.

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

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements


NOTE 3


ACCOUNTS RECEIVABLE
-------------------------------------------------------------------------------------------
IN THOUSANDS                                                      2001                 2000
-------------------------------------------------------------------------------------------
Trade Accounts Receivable                                   $   23,146           $   25,125
Miscellaneous receivables                                        3,454                1,679
-------------------------------------------------------------------------------------------
Total Receivables                                               26,600               26,804
Allowance for bad debts                                         (1,303)                (926)
Other allowances                                                (2,597)              (2,261)
-------------------------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                                     $   22,700           $   23,617
===========================================================================================

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

NOTE 4

INVENTORIES
-------------------------------------------------------------------------------------------
IN THOUSANDS                                                      2001                 2000
-------------------------------------------------------------------------------------------
Raw Materials                                               $    1,408           $    3,098
Work in process                                                    609                2,146
Finished Goods                                                  34,551               31,513
Retail merchandise                                              97,668               73,058
-------------------------------------------------------------------------------------------
TOTAL INVENTORIES                                           $  134,236           $  109,815
===========================================================================================

NOTE 5

CURRENT ASSETS OF DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------------------
IN THOUSANDS                                                                           2001
-------------------------------------------------------------------------------------------
Accounts Receivable, net of allowance of $3                                          $  359
Inventory                                                                               -0-
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS                                      $  359
===========================================================================================

                             GENESCO INC.
                             AND CONSOLIDATED SUBSIDIARIES
                             Notes to Consolidated Financial Statements

NOTE 6

PLANT, EQUIPMENT AND CAPITAL LEASES, NET
-----------------------------------------------------------------------------------------------
IN THOUSANDS                                                          2001                 2000
-----------------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                         $      291           $      302
   Buildings and building equipment                                  1,128                2,726
   Machinery, furniture and fixtures                                56,588               50,345
   Construction in progress                                          9,589                7,116
   Improvements to leased property                                  73,008               58,962
Capital leases:
   Buildings                                                            20                  305
-----------------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                       140,624              119,756
Accumulated depreciation and amortization:
   Plant and equipment                                             (52,870)             (50,794)
   Capital leases                                                       (7)                (301)
-----------------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                         $   87,747           $   68,661
===============================================================================================

NOTE 7

OTHER NONCURRENT ASSETS
-----------------------------------------------------------------------------------------------
IN THOUSANDS                                                          2001                 2000
-----------------------------------------------------------------------------------------------
Other noncurrent assets:
   Prepaid pension cost                                         $   12,212           $    8,554
   Investments and long-term receivables                             2,033                1,761
   Deferred note expense                                             2,399                3,006
-----------------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                                   $   16,644           $   13,321
===============================================================================================

NOTE 8

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-----------------------------------------------------------------------------------------------
IN THOUSANDS                                                          2001                 2000
-----------------------------------------------------------------------------------------------
Trade accounts payable                                          $   37,592           $   32,957
Accrued liabilities:
   Employee compensation                                            19,031               14,222
   Income taxes                                                      9,246                3,621
   Rent                                                              6,004                4,476
   Taxes other than income taxes                                     5,371                5,635
   Insurance                                                         2,226                1,756
   Interest                                                          1,802                1,832
   Other                                                            12,980               10,375
-----------------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  $   94,252           $   74,874
===============================================================================================

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENESCO INC.

                                       By:  /s/ James S. Gulmi
                                            -----------------------------------
                                            James S. Gulmi
                                            Senior Vice President - Finance

Date: June 4, 2001