Form 10-Q
period 2001-05-05
GENESCO INC
filed 2001-06-19
CIK 18498

                                                                  [GENESCO LOGO]

(Mark One)                           FORM 10-Q
   [X]            Quarterly Report Pursuant To
                    Section 13 or 15(d) of the
               Securities Exchange Act of 1934
                             For Quarter Ended
                                   May 5, 2001

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

---------------
Common Shares Outstanding June 15, 2001 - 21,974,607

INDEX

                                                                          PAGE

Part 1 - Financial Information                                              3

Consolidated Balance Sheet - May 5, 2001, February 3, 2001 and
   April 29, 2000                                                           3

Consolidated Earnings - Three Months Ended
   May 5, 2001 and April 29, 2000                                           4

Consolidated Cash Flows - Three Months Ended
   May 5, 2001 and April 29, 2000                                           5

Consolidated Shareholders' Equity - Year Ended
   February 3, 2001 and Three Months Ended May 5, 2001                      6

Notes to Consolidated Financial Statements                                  7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   22

Part II - Other Information                                                32

Signature                                                                  33

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands

                                                                 MAY 5,          FEBRUARY 3,       APRIL 29,
                                                                  2001              2001              2000
                                                               ----------        -----------       ----------

ASSETS

CURRENT ASSETS
Cash and short-term investments                                $   34,133        $   60,382        $   45,218
Accounts receivable                                                26,787            22,700            28,645
Inventories                                                       146,960           134,236           113,153
Deferred income taxes                                              15,263            15,263            14,826
Other current assets                                               11,349            10,806             8,978
Current assets of discontinued operations                             187               359               -0-
                                                               ----------        ----------        ----------

Total current assets                                              234,679           243,746           210,820
                                                               ----------        ----------        ----------
Plant, equipment and capital leases, net                           90,028            87,747            74,396
Deferred income taxes                                               3,396             3,396             4,184
Other noncurrent assets                                            16,591            16,644            12,992
Plant and equipment of discontinued operations, net                   554               630               -0-
                                                               ----------        ----------        ----------
TOTAL ASSETS                                                   $  345,248        $  352,163        $  302,392
                                                               ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                       $   74,771        $   94,252        $   70,638
Provision for discontinued operations                               4,023             4,568             2,139
                                                               ----------        ----------        ----------

Total current liabilities                                          78,794            98,820            72,777
                                                               ----------        ----------        ----------
Long-term debt                                                    103,500           103,500           103,500
Other long-term liabilities                                         8,054             7,354             6,260
Provision for discontinued operations                               3,578             4,264             5,523
                                                               ----------        ----------        ----------
Total liabilities                                                 193,926           213,938           188,060
                                                               ----------        ----------        ----------
Contingent liabilities (see Note 9)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                    7,694             7,721             7,875
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: May 5, 2001 - 22,390,428;
        February 3, 2001 - 22,149,915;
        April 29, 2000 - 21,955,674                                22,391            22,150            21,956
     Additional paid-in capital                                   100,155            95,194            94,754
     Retained earnings                                             39,281            31,017             7,604
     Accumulated other comprehensive income                          (342)              -0-               -0-
     Treasury shares, at cost                                     (17,857)          (17,857)          (17,857)
                                                               ----------        ----------        ----------
Total shareholders' equity                                        151,322           138,225           114,332
                                                               ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  345,248        $  352,163        $  302,392
                                                               ==========        ==========        ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     GENESCO INC.
                     AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Earnings
                     Three Months Ended
                     In Thousands, except per share amounts

                                                                      MAY 5,          APRIL 29,
                                                                       2001              2000
                                                                    ----------        ----------

Net sales                                                           $  171,918        $  146,644
Cost of sales                                                           89,821            78,338
Selling and administrative expenses                                     67,212            56,434
                                                                    ----------        ----------
Earnings from operations before interest                                14,885            11,872
                                                                    ----------        ----------
   Interest expense                                                      2,158             2,101
   Interest income                                                        (623)             (419)
                                                                    ----------        ----------
Total interest expense, net                                              1,535             1,682
                                                                    ----------        ----------
Earnings before income taxes and discontinued operations                13,350            10,190
Income taxes                                                             5,012             3,997
                                                                    ----------        ----------
Earnings before discontinued operations                                  8,338             6,193
Discontinued operations (net of tax):
   Operating loss                                                          -0-              (232)
                                                                    ----------        ----------
NET EARNINGS                                                        $    8,338        $    5,961
                                                                    ==========        ==========

Basic earnings per common share:
   Before discontinued operations                                   $     0.38        $     0.28
   Net earnings                                                     $     0.38        $     0.27
Diluted earnings per common share:
   Before discontinued operations                                   $     0.34        $     0.26
   Net earnings                                                     $     0.34        $     0.25
                                                                    ==========        ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Three Months Ended
                          Consolidated Cash Flows
                          In Thousands

                                                                                              MAY 5,         APRIL 29,
                                                                                               2001            2000
                                                                                             --------        ---------

OPERATIONS:
Net earnings                                                                                 $  8,338        $  5,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                                    3,832           3,039
Provision for losses on accounts receivable                                                       114             122
Other                                                                                             230             341
Effect on cash of changes in working
   capital and other assets and liabilities:
     Accounts receivable                                                                       (4,029)         (5,149)
     Inventories                                                                              (12,724)         (3,338)
     Other current assets                                                                        (543)            (97)
     Accounts payable and accrued liabilities                                                 (20,368)         (4,316)
     Other assets and liabilities                                                                 646             405
                                                                                             --------        --------
Net cash used in operating activities                                                         (24,504)         (3,032)
                                                                                             --------        --------
INVESTING ACTIVITIES:
   Capital expenditures                                                                        (6,408)         (8,950)
   Proceeds from businesses divested and asset sales                                               56              95
                                                                                             --------        --------
Net cash used in investing activities                                                          (6,352)         (8,855)
                                                                                             --------        --------
FINANCING ACTIVITIES:
   Stock repurchase                                                                               -0-          (3,728)
   Payments of capital leases                                                                     -0-              (1)
   Dividends paid                                                                                 (74)            (75)
   Exercise of options and related income tax benefits                                          4,681           3,049
                                                                                             --------        --------
Net cash provided by (used in) financing activities                                             4,607            (755)
                                                                                             --------        --------
NET CASH FLOW                                                                                 (26,249)        (12,642)
Cash and short-term investments at
   beginning of period                                                                         60,382          57,860
                                                                                             --------        --------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                             $ 34,133        $ 45,218
                                                                                             ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                                                  $  3,519        $  3,382
   Income taxes                                                                                 4,601             685

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Shareholders' Equity
                          In Thousands

                                                  TOTAL                                                              ACCUMULATED
                                              NON-REDEEMABLE                 ADDITIONAL                                 OTHER
                                                 PREFERRED       COMMON       PAID-IN      TREASURY     RETAINED    COMPREHENSIVE
                                                  STOCK          STOCK        CAPITAL       STOCK       EARNINGS        INCOME
                                              --------------   ----------    ----------   ----------   ----------   -------------

Balance January 29, 2000                         $  7,882      $   21,715    $   94,784   $  (17,857)  $    1,718      $    -0-
                                                 ========      ==========    ==========   ==========   ==========      ========
Net earnings                                          -0-             -0-           -0-          -0-       29,598           -0-
Dividends paid                                        -0-             -0-           -0-          -0-         (299)          -0-
Exercise of options                                   -0-           1,013         5,017          -0-          -0-           -0-
Issue shares - Employee Stock Purchase Plan           -0-              55           508          -0-          -0-           -0-
Tax effect of exercise of stock options               -0-             -0-         2,758          -0-          -0-           -0-
Stock repurchases                                     -0-            (646)       (8,131)         -0-          -0-           -0-
Other                                                (161)             13           258          -0-          -0-           -0-

Comprehensive Income
                                                 --------      ----------    ----------   ----------   ----------      --------
Balance February 3, 2001                         $  7,721      $   22,150    $   95,194   $  (17,857)  $   31,017      $    -0-
                                                 ========      ==========    ==========   ==========   ==========      ========
Net earnings                                          -0-             -0-           -0-          -0-        8,338           -0-
Dividends paid                                        -0-             -0-           -0-          -0-          (74)          -0-
Exercise of options                                   -0-             237         4,444          -0-          -0-           -0-
Tax effect of exercise of stock options               -0-             -0-           475          -0-          -0-           -0-
Loss on foreign currency forward contracts            -0-             -0-           -0-          -0-          -0-          (342)
Other                                                 (27)              4            42          -0-          -0-           -0-

Comprehensive Income
                                                 --------      ----------    ----------   ----------   ----------      --------
Balance May 5, 2001                              $  7,694      $   22,391    $  100,155   $  (17,857)  $   39,281          (342)
                                                 ========      ==========    ==========   ==========   ==========      ========

                                                                 TOTAL
                                                                 SHARE-
                                             COMPREHENSIVE      HOLDERS'
                                                 INCOME          EQUITY
                                             -------------     ----------
Balance January 29, 2000                                       $  108,242
                                               ==========      ==========
Net earnings                                       29,598          29,598
Dividends paid                                        -0-            (299)
Exercise of options                                   -0-           6,030
Issue shares - Employee Stock Purchase Plan           -0-             563
Tax effect of exercise of stock options               -0-           2,758
Stock repurchases                                     -0-          (8,777)
Other                                                 -0-             110
                                               ----------
Comprehensive Income                           $   29,598
                                               ----------      ----------
Balance February 3, 2001                                       $  138,225
                                               ==========      ==========
Net earnings                                        8,338           8,338
Dividends paid                                        -0-             (74)
Exercise of options                                   -0-           4,681
Tax effect of exercise of stock options               -0-             475
Loss on foreign currency forward contracts           (342)           (342)
Other                                                 -0-              19
                                               ----------
Comprehensive Income                           $    7,996
                                               ----------      ----------
Balance May 5, 2001                            $               $  151,322
                                               ==========      ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM STATEMENTS

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2002 ("Fiscal 2002") and of the fiscal year ended February 3, 2001 ("Fiscal 2001"). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at May 5, 2001 of 810 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company will continue to sell Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. (See Note 2). The Company also sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations. (See Note 2).

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

CASH AND SHORT-TERM INVESTMENTS

Included in cash and short-term investments at February 3, 2001 and May 5, 2001, are short-term investments of $53.3 million and $25.2 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $5.2 million and $5.3 million for the first quarter of Fiscal 2002 and 2001, respectively.

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

COMPREHENSIVE INCOME

The Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" requires, among other things, the Company's minimum pension liability adjustment and gain or loss on derivative instruments to be included in other comprehensive income.

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

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first quarter ended May 5, 2001, the Company recorded a loss on foreign currency forward contracts of $0.3 million in accumulated other comprehensive income.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Italian Lira and Euro with a maximum hedging period of twelve months. At February 3, 2001 and May 5, 2001, the Company had approximately $31.3 million and $30.1 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately three and one half months. The gain from spot rates at February 3, 2001 under these contracts was $1.3 million and the loss from spot rates at May 5, 2001 was $0.3 million. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

The Company estimates that the majority of net-hedging losses will be reclassified from accumulated other comprehensive income into earnings through higher cost of sales within the twelve months between May 6, 2001 and May 4, 2002.

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

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge is a $1.0 million inventory write-down which is reflected in gross margin on the income statement. All of these costs are expected to be incurred during Fiscal 2002.

The Nautica footwear business contributed sales of approximately $4.2 million and $7.8 million and operating losses of ($0.3) million and ($0.4) million in the first quarter of Fiscal 2002 and 2001, respectively.

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations included $1.3 million for asset write-downs and $3.6 million for other costs, of which $1.7 million are expected to be incurred in the next twelve months. As of May 5, 2001, $1.2 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. The approximately $0.7 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The operating results of the leather segment are shown below:


                                  PERIOD ENDED
                                   APRIL 29,
IN THOUSANDS                         2000
------------                      ------------
Net sales                           $ 4,986
Cost of sales and expenses            5,366
                                    -------
Pretax loss                            (380)
Income tax benefit                     (148)
                                    -------
NET LOSS                            $  (232)
                                    =======

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 3
ACCOUNTS RECEIVABLE

                                     MAY 5,      FEBRUARY 3,
IN THOUSANDS                          2001          2001
------------                        --------     -----------
Trade accounts receivable           $ 29,126      $ 23,146
Miscellaneous receivables              1,842         3,454
                                    --------      --------
Total receivables                     30,968        26,600
Allowance for bad debts               (1,417)       (1,303)
Other allowances                      (2,764)       (2,597)
                                    --------      --------
NET ACCOUNTS RECEIVABLE             $ 26,787      $ 22,700
                                    ========      ========

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 14% of the Company's trade receivables balance as of May 5, 2001 and no other customer accounted for more than 11% of the Company's trade receivables balance as of May 5, 2001.

NOTE 4
INVENTORIES

                                MAY 5,      FEBRUARY 3,
IN THOUSANDS                     2001          2001
------------                   --------     -----------

Raw materials                  $  1,326      $  1,408
Work in process                     537           609
Finished goods                   30,947        34,551
Retail merchandise              114,150        97,668
                               --------      --------
TOTAL INVENTORIES              $146,960      $134,236
                               ========      ========

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 5
CURRENT ASSETS OF DISCONTINUED OPERATIONS

                                                                           MAY 5,    FEB. 3
IN THOUSANDS                                                                2001      2001
------------                                                               ------    ------

Accounts Receivable, net of allowance of $1 and $3, respectively            $187      $359
                                                                            ----      ----
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS                             $187      $359
                                                                            ====      ====

NOTE 6
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

                                                          MAY 5,        FEBRUARY 3,
IN THOUSANDS                                               2001            2001
------------                                            ----------      -----------

Plant and equipment:
   Land                                                 $      301      $      291
   Buildings and building equipment                          1,128           1,128
   Machinery, furniture and fixtures                        59,463          56,588
   Construction in progress                                  6,204           9,589
   Improvements to leased property                          78,323          73,008
Capital leases:
   Buildings                                                    20              20
                                                        ----------      ----------
Plant, equipment and capital leases, at cost               145,439         140,624
Accumulated depreciation and amortization:
   Plant and equipment                                     (55,403)        (52,870)
   Capital leases                                               (8)             (7)
                                                        ----------      ----------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                 $   90,028      $   87,747
                                                        ==========      ==========

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 7
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                         EMPLOYEE      FACILITY
                                         RELATED       SHUTDOWN
IN THOUSANDS                              COSTS*        COSTS        OTHER        TOTAL
------------                             --------      --------      ------      --------

Balance February 3, 2001                    6,549         1,924         359         8,832
Charges and adjustments, net               (1,067)          (59)       (105)       (1,231)
                                         --------      --------      ------      --------
Balance May 5, 2001                         5,482         1,865         254         7,601
Current portion                             2,718         1,218          87         4,023
                                         --------      --------      ------      --------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                $  2,764      $    647      $  167      $  3,578
                                         ========      ========      ======      ========

* Includes $5.0 million of apparel union pension withdrawal liability.

RESTRUCTURING RESERVES

                                                      EMPLOYEE   FACILITY
                                                      RELATED    SHUTDOWN
IN THOUSANDS                                           COSTS      COSTS       OTHER        TOTAL
------------                                          --------   --------     ------      --------

Balance February 3, 2001                                 517         167       3,531         4,215
Charges and adjustments, net                             (68)        (84)     (2,735)       (2,887)
                                                        ----       -----      ------      --------
Balance May 5, 2001                                      449          83         796         1,328
Current portion (included in accounts
   payable and accrued liabilities)                      449          47         796         1,292
                                                        ----       -----      ------      --------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)            $-0-       $  36      $  -0-      $     36
                                                        ====       =====      ======      ========

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 8
EARNINGS PER SHARE

                                                      FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                              MAY 5, 2001                            APRIL 29, 2000
                                                 -------------------------------------  ----------------------------------------
(IN THOUSANDS, EXCEPT                              INCOME        SHARES      PER-SHARE    INCOME         SHARES        PER-SHARE
     PER SHARE AMOUNTS)                          (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
-----------------------                          -----------  -------------  ---------  -----------   -------------    ---------
Earnings before discontinued operations            $ 8,338                                $ 6,193

Less: Preferred stock dividends                        (74)                                   (75)
                                                   -------       ------       ------      -------        ------         ------

BASIC EPS
Income available to
   common shareholders                               8,264       21,846       $  .38        6,118        21,587         $  .28
                                                                              ======                                    ======

EFFECT OF DILUTIVE SECURITIES
   Options                                                          491                                     416
   5 1/2% convertible subordinated notes               970        4,918                       947         4,918
   Employees' preferred stock(1)                                     69                                      72
                                                   -------       ------       ------      -------        ------         ------

DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                                     $ 9,234       27,324       $  .34      $ 7,065        26,993         $  .26
                                                   =======       ======       ======      =======        ======         ======

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,675, 38,324 and 24,946 , respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of May 5, 2001.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 9
LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company was allocated liability for a 1.31% share of the remediation cost in non-binding mediation with other defendants and the State of New York. The State has offered to release the Company from further liability related to the site in exchange for payment of its allocated share plus a small premium, totaling approximately $180,000, and the Company has accepted. Assuming the settlement is completed as proposed, the Company believes it has fully provided for its liability in connection with the site.

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

In connection with its decision during the second quarter of Fiscal 2001 to exit the leather business and to shut down the Whitehall facility, the Company formally proposed a compromise remediation plan (the "Compromise Proposal"), including limited sediment removal and additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimated that the Compromise Proposal would include incremental costs of approximately $2.2 million, which have been fully provided for.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 10
BUSINESS SEGMENT INFORMATION

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. All the Company's segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, and other charges. Other includes severance and litigation.


THREE MONTHS ENDED                                         JOHNSTON     LICENSED
MAY 5, 2001                        JOURNEYS     JARMAN     & MURPHY      BRANDS     LEATHER   CORPORATE    CONSOLIDATED
                                   --------     -------    --------     --------    -------   ---------    ------------
Sales                              $ 80,348     $25,071     $41,813     $ 25,690     $ -0-    $   -0-       $ 172,922
Intercompany sales                      -0-         -0-         -0-       (1,004)      -0-        -0-          (1,004)
                                   --------     -------     -------     --------     -----    -------       ---------
NET SALES TO EXTERNAL CUSTOMERS      80,348      25,071      41,813       24,686       -0-        -0-         171,918
                                   --------     -------     -------     --------     -----    -------       ---------

Operating income (loss)              10,075         931       4,126        2,935       -0-     (3,182)         14,885
Interest expense                        -0-         -0-         -0-          -0-       -0-      2,158           2,158
Interest income                         -0-         -0-         -0-          -0-       -0-        623             623
                                   --------     -------     -------     --------     -----    -------       ---------
EARNINGS BEFORE INCOME TAXES         10,075         931       4,126        2,935       -0-     (4,717)         13,350
                                   --------     -------     -------     --------     -----    -------       ---------

Total assets                        104,783      42,852      74,674       30,615       741     91,583         345,248
Depreciation                          1,583         711         816           43       -0-        679           3,832
Capital expenditures                  3,741       1,543         740           10       -0-        374           6,408

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Notes to Consolidated Financial Statements

NOTE 10
BUSINESS SEGMENT INFORMATION, CONTINUED


THREE MONTHS ENDED                                           JOHNSTON      LICENSED
APRIL 29, 2000                      JOURNEYS     JARMAN      & MURPHY       BRANDS     LEATHER    CORPORATE   CONSOLIDATED
                                    --------     -------     --------      --------    -------    ---------   ------------
Sales                               $ 58,096     $21,020     $ 44,541      $ 24,028     $  -0-     $   -0-      $ 147,685
Intercompany sales                       -0-         -0-          (73)         (968)       -0-         -0-         (1,041)
                                    --------     -------     --------      --------     ------     -------      ---------
NET SALES TO EXTERNAL CUSTOMERS       58,096      21,020       44,468        23,060        -0-         -0-        146,644
                                    --------     -------     --------      --------     ------     -------      ---------

Operating income (loss)                6,512         743        5,673         1,633        -0-      (2,519)        12,042
Interest expense                         -0-         -0-          -0-           -0-        -0-       2,101          2,101
Interest income                          -0-         -0-          -0-           -0-        -0-         419            419
Other                                    -0-         -0-          -0-           -0-        -0-        (170)          (170)
                                    --------     -------     --------      --------     ------     -------      ---------
EARNINGS BEFORE INCOME TAXES           6,512         743        5,673         1,633        -0-      (4,371)        10,190
                                    --------     -------     --------      --------     ------     -------      ---------

Total assets                          75,680      29,880       64,636        26,449      9,393      96,354        302,392
Depreciation                           1,095         469          692            31        110         642          3,039
Capital expenditures                   4,130       2,493        1,598            17        -0-         712          8,950

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, including demand changes related to actual or perceived economic disruptions or resulting from the failure correctly to anticipate consumer trends, changes in buying patterns by significant wholesale customers and risks associated with a softening economy, including erosion of revenues or margins caused by weakening consumer demand and deterioration in the collectibility of trade accounts receivable. These factors also include disruptions in product supply or distribution, including disruptions or price increases in the leather market related to foot and mouth or other cattle diseases, changes in business strategies by the Company's competitors, the Company's ability to open or convert, staff and support additional retail stores on schedule and at acceptable expense levels, failure of new retail ventures to meet expectations and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 9 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Nautica Footwear License Cancellation

The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company will continue to sell Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge is a $1.0 million inventory write-down which is reflected in gross margin on the income statement. All of these costs are expected to be incurred during Fiscal 2002.

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company's business,

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations.

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, of which $1.7 million are expected to be incurred in the next twelve months. As of May 5, 2001, $1.2 million of such other costs had been incurred. Other costs include primarily employee severance and facility shutdown costs. The approximately $0.7 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. The purchases may be made on the open market or in privately negotiated transactions. As of May 5, 2001, the Company had repurchased 6.4 million shares at a cost of $60.5 million pursuant to all authorizations. No shares were purchased during the first quarter of Fiscal 2002.

BUSINESS SEGMENTS

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. See "Significant Developments."

RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 2002 COMPARED TO FISCAL 2001

The Company's net sales in the first quarter ended May 5, 2001 increased 17.2% to $171.9 million from $146.6 million in the first quarter ended April 29, 2000. Gross margin increased 20.2% to $82.1 million in the first quarter this year from $68.3 million in the same period last year and increased as a percentage of net sales from 46.6% to 47.8%. Selling and administrative expenses in the first quarter this year increased 19.1% from the first quarter last year and increased as a percentage of net sales from 38.5% to 39.1%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations ("pretax earnings") for the first quarter ended May 5, 2001 were $13.4 million compared to $10.2 million for the first quarter ended April 29, 2000.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Net earnings for the first quarter ended May 5, 2001 were $8.3 million ($0.34 diluted earnings per share) compared to $6.0 million ($0.25 diluted earnings per share) for the first quarter ended April 29, 2000. Net earnings for the first quarter ended April 29, 2000 included a $0.2 million ($0.01 diluted earnings per share) loss (net of tax) related to the operations of the Company's Volunteer Leather business.

Journeys

                                 Three Months Ended
                              ------------------------
                                May 5,       April 29,           %
                                 2001           2000           Change
                              ---------      ---------         ------
                               (dollars in thousands)
      Net sales............   $  80,348      $  58,096         38.3%
      Operating income.....   $  10,075      $   6,512         54.7%
      Operating margin.....        12.5%          11.2%

Reflecting both a 29% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and an 11% increase in comparable store sales, net sales from Journeys increased 38.3% for the first quarter ended May 5, 2001 compared to the same period last year. The average price per pair of shoes decreased 8% in the first quarter of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 47% during the same period. The store count for Journeys was 452 stores at the end of the first quarter of Fiscal 2002, including 5 Journeys Kidz stores, compared to 351 stores at the end of the first quarter last year.

Journeys operating income for the first quarter ended May 5, 2001 was up 54.7% to $10.1 million compared to $6.5 million for the first quarter ended April 29, 2000. The increase was due to increased sales and increased gross margin as a percentage of sales, primarily reflecting lower markdowns.

Jarman

                                 Three Months Ended
                              ------------------------
                                May 5,       April 29,           %
                                 2001           2000           Change
                              ---------      ---------         ------
                               (dollars in thousands)
      Net sales..........     $  25,071      $  21,020            19.3%
      Operating income...     $     931      $     743            25.3%
      Operating margin...           3.7%           3.5%

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Primarily due to a 24% increase in average stores operated, net sales from the Jarman division (including Underground Station stores) increased 19.3% for the first quarter ended May 5, 2001 compared to the same period past year. The increase in sales was driven by Underground Station stores. The average price per pair of shoes decreased 5% in the first quarter of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 20% during the same period. Jarman operated 213 stores at the end of the first quarter of Fiscal 2002, including 70 Underground Station stores. Going forward, the Company does not plan to open any new Jarman stores, and expects that all new store openings in this segment will be Underground Station stores, and that many of the existing Jarman stores will be converted to Underground Station stores. The Company operated 177 stores in the Jarman division at the end of the first quarter last year, including 25 Underground Station stores.

Jarman operating income for the first quarter ended May 5, 2001 was $0.9 million compared to $0.7 million for the first quarter ended April 29, 2000. The increase was due to increased sales and increased gross margin in dollars and as a percentage of sales, due primarily to lower markdowns and changes in product mix.

Johnston & Murphy

                                 Three Months Ended
                              ------------------------
                                May 5,       April 29,           %
                                 2001           2000           Change
                              ---------      ---------         ------
                               (dollars in thousands)
      Net sales............   $  41,813      $  44,468           (6.0)%
      Operating income.....   $   4,126      $   5,673          (27.3)%
      Operating margin.....         9.9%          12.8%

Johnston & Murphy net sales decreased 6.0% to $41.8 million for the first quarter ended May 5, 2001 from $44.5 million for the first quarter ended April 29, 2000, reflecting a 9% decrease in comparable store sales for Johnston & Murphy retail operations and a 14% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 65% of Johnston & Murphy segment sales in the first quarter this year, up from 62% in the first quarter last year. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2002 included 145 Johnston & Murphy stores and factory stores compared to 148 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail was flat in the first quarter this year while unit sales decreased 6% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 12% in the first quarter of Fiscal 2002 and the average price per pair of shoes decreased 3% for the same period, reflecting increased promotional activities and mix changes.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Johnston & Murphy operating income for the first quarter ended May 5, 2001 decreased 27.3% from $5.7 million for the first quarter ended April 29, 2000 to $4.1 million, primarily due to decreased sales and increased expenses as a percentage of sales.

Licensed Brands

                                 Three Months Ended
                              ------------------------
                                May 5,       April 29,           %
                                 2001           2000           Change
                              ---------      ---------         ------
                               (dollars in thousands)
      Net sales..........     $  24,686      $  23,060           7.1%
      Operating income...     $   2,935      $   1,633          79.7%
      Operating margin...          11.9%           7.1%

Licensed Brands' net sales increased 7.1% to $24.7 million for the first quarter ended May 5, 2001 from $23.1 million for the first quarter ended April 29, 2000. The sales increase reflected a 34% increase in net sales of Dockers Footwear, offset by declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 11% for the first quarter this year, while the average price per pair of shoes decreased 1% for the same period, reflecting increased promotional activities in the Nautica business and changes in product mix. Licensed Brands' operating income for the first quarter ended May 5, 2001 increased 79.7% from $1.6 million for the first quarter ended April 29, 2000 to $2.9 million, primarily due to increased sales and decreased expenses as a percentage of sales.

For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments - Nautica Footwear License Cancellation." Net sales for Nautica footwear were $4.2 million and $7.8 million for the first quarter of Fiscal 2002 and 2001, respectively, while operating losses were $0.3 million and $0.4 million for the first quarter of Fiscal 2002 and 2001, respectively.

Corporate and Interest Expenses

Corporate and other expenses for the first quarter ended May 5, 2001 were $3.2 million compared to $2.5 million for the first quarter ended April 29, 2000 (exclusive of other charges of $0.2 million, primarily litigation and severance charges, in the first quarter last year), an increase of 26.3%. The increase in corporate expenses in the first quarter this year is attributable primarily to costs associated with preparations to construct a new distribution center and increased professional fees.

Interest expense increased 2.7% from $2.1 million in the first quarter ended April 29, 2000 to $2.2 million for the first quarter ended May 5, 2001, primarily due to increased bank activity fees due to the increased number of individual bank accounts related to new store openings.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Interest income increased 49% from $0.4 million in the first quarter last year to $0.6 million in the first quarter this year due to increases in average interest bearing short-term investments. There were no borrowings under the Company's revolving credit facility during the three months ended May 5, 2001 or April 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                               May 5,      Apr. 29,
                                                                2001         2000
                                                               ------      --------
                                                              (dollars in millions)
Cash and short-term investments.............................   $ 34.1       $ 45.2
Working capital.............................................   $155.9       $138.0
Long-term debt (includes current maturities)................   $103.5       $103.5
Current ratio...............................................      3.0x         2.9x

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $24.5 million in the first three months of Fiscal 2002 compared to $3.0 million in the first three months of Fiscal 2001. The $21.5 million decrease in cash flow from operating activities reflects primarily a $12.7 million increase in inventory primarily due to increased new store openings and planned seasonal increases and to decreased accrued liabilities primarily due to payments of incentive compensation accruals and a $3.9 million increase in taxes paid.

The $12.7 million increase in inventories at May 5, 2001 from February 3, 2001 levels reflects increases in retail inventory to support the net increase of 31 stores in the first quarter this year, planned seasonal increases and an increase in Johnston & Murphy inventory due to decreased sales from plan for the first quarter this year.

Accounts receivable at May 5, 2001 increased $4.0 million compared to February 3, 2001 primarily due to increased wholesale sales and terms given due to promotional activities.

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                          Three Months Ended
                                                      -------------------------
                                                        May 5,         Apr. 29,
                                                         2001            2000
                                                      ---------        --------
                                                            (in thousands)
   Accounts payable..........................         $  (2,230)        $ 1,639
   Accrued liabilities.......................           (18,138)         (5,955)
                                                      ---------         -------
                                                      $ (20,368)        $(4,316)
                                                      =========         =======

The fluctuations in accounts payable for the first quarter this year from the first quarter last year are due to changes in payment terms negotiated with individual vendors, inventory levels, payment timing and buying patterns. The change in accrued liabilities for the first quarter this year was due primarily to payment of incentive compensation accruals and income tax payments.

There were no revolving credit borrowings during the first three months ended May 5, 2001 and April 29, 2000, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures

Total capital expenditures in Fiscal 2002 are expected to be approximately $54.0 million. These include expected retail expenditures of $28.5 million to open approximately 100 Journeys stores, 12 Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores and 46 Underground Station stores and to complete 34 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes, are expected to be approximately $25.5 million, including approximately $1.9 million for new systems to improve customer service and support the Company's growth and $22.0 million to $24.0 million for a new distribution center.

Due to the Company's retail growth, the Company has begun preparations to construct a new distribution center, which it expects to be located in the Middle Tennessee area. The Company expects the Fiscal 2002 cost of the facility to be in the range of $22.0 million to $24.0 million. The Company's current bank agreement has been amended to permit the additional capital expenditure for the new distribution center.

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

FUTURE CAPITAL NEEDS

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2002, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.3 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February of 2000, the Company authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock. These purchases will be funded from available cash. The Company has repurchased a total of 6.4 million shares at a cost of $60.5 million from all authorizations for Fiscal 1999, Fiscal 2000 and Fiscal 2001.

There were $10.0 million of letters of credit outstanding under the revolving credit agreement at May 5, 2001, leaving availability under the revolving credit agreement of $55.0 million.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock. At May 5, 2001, $43.6 million was available for such payments. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

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

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

does not have significant exposure to changing interest rates on invested cash at May 5, 2001. As a result, the Company considers the interest rate market risk implicit in these investments at May 5, 2001, to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 5, 2001, the Company had $30.1 million of foreign exchange contracts for Italian Lira and Euro. The Company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The loss on contracts outstanding at May 5, 2001 was $0.3 million from current spot rates. As of May 5, 2001, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $2.7 million.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at May 5, 2001, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2002 would not be material.

CHANGES IN ACCOUNTING PRINCIPLES

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first quarter ended May 5, 2001, the Company recorded a loss on foreign currency forward contracts of $0.3 million in accumulated other comprehensive income.

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

                            GENESCO INC.
                            AND CONSOLIDATED SUBSIDIARIES
                            Management's Discussion and Analysis
                            of Financial Condition and Results of Operations

OUTLOOK

This "Outlook" section in this Form 10-Q contains a number of forward-looking statements relating to sales, earnings per share, capital expenditures and store opening expectations for Fiscal 2002. These forward-looking statements are based on the Company's expectations as of June 19, 2001. All of the forward-looking statements are based on management's current expectations and are inherently uncertain. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include changes in consumer demand or tastes that affect sales at retail or wholesale, including demand changes related to actual or perceived economic disruptions or resulting from the failure correctly to anticipate consumer trends, changes in buying patterns by significant wholesale customers and risks associated with a softening economy, including erosion of revenues or margins caused by weakening consumer demand and deterioration in the collectibility of trade accounts receivable. These factors also include disruptions in product supply or distribution, including disruptions or price increases in the leather market related to foot and mouth or other cattle diseases, changes in business strategies by the Company's competitors, the Company's ability to open or convert, staff and support additional retail stores on schedule and at acceptable expense levels, failure of new retail ventures to meet expectations and the outcome of litigation and environmental matters and the adequacy of related reserves, including those discussed in Note 9 to the Consolidated Financial Statements. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

The Company expects net sales growth in the range of 15-20% for Fiscal 2002, with an overall same store sales increase in the mid-single digit range.

In connection with the termination of the Nautica Footwear license agreement, the Company will fill customer orders and sell existing inventory for the first half of Fiscal 2002. The Company anticipates Nautica sales of between $6.0 and $7.0 million and operating losses in the range of $0.9 - $1.4 million in the first half of Fiscal 2002. The Company's expectations for Nautica are subject to uncertainties including the risk that existing orders may be cancelled or that existing inventory may not be sold or may require greater than planned markdowns.

The Company is comfortable that it can meet First Call earnings expectations of $1.74 per share for Fiscal 2002. It expects the earnings improvement from Fiscal 2001 to be primarily attributable to net sales growth and to selling, general and administrative expense leverage related to same store sales growth.

The Company expects capital expenditures for Fiscal 2002 to be approximately $54.0 million. The Company plans to open 100 Journeys stores, 12 Journeys Kidz stores, 46 Underground Station stores and 8 Johnston & Murphy stores and factory stores. The Company also plans to build a new distribution center with current year expenditures of approximately $22.0 - $24.0 million.

                           PART II - OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information regarding market risk to appear under the heading "Financial Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(10)h. Seventh Amendment to Modified and Restated Loan Agreement dated as of April 30, 2001.

--------------


REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on May 18, 2001 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi




James S. Gulmi
Chief Financial Officer
June 19, 2001