Form 10-Q
period 2001-08-04
GENESCO INC
filed 2001-09-18
CIK 18498

                                                                  [GENESCO LOGO]

(Mark One)                        FORM 10-Q
  [X]          Quarterly Report Pursuant To
                 Section 13 or 15(d) of the
            Securities Exchange Act of 1934
                          For Quarter Ended
                             August 4, 2001

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


                                    Indicate by check mark whether the
                                    registrant (1) has filed all reports
                                    required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports with the commission) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]





Common Shares Outstanding September 7, 2001 - 21,974,954

INDEX

                                                                            PAGE
                                                                            ----
Part 1 - Financial Information                                                3
Consolidated Balance Sheet -August 4, 2001, February 3, 2001 and
   July 29, 2000                                                              3
Consolidated Earnings - Three Months Ended and Six Months Ended
   August 4, 2001 and July 29, 2000                                           4
Consolidated Cash Flows - Three Months Ended and Six Months Ended
   August 4, 2001 and July 29, 2000                                           5
Consolidated Shareholders' Equity - Year Ended
   February 3, 2001 and Six Months Ended August 4, 2001                       6
Notes to Consolidated Financial Statements                                    7
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     23
Part II - Other Information                                                  38
Signature                                                                    39

                         PART I - FINANCIAL INFORMATION

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands


                                                           AUGUST 4,        FEBRUARY 3,         JULY 29,
                                                              2001              2001              2000
                                                           ---------        -----------        ---------
ASSETS
CURRENT ASSETS
Cash and short-term investments                            $  24,513         $  60,382         $  38,275
Accounts receivable                                           27,053            22,700            23,957
Inventories                                                  182,216           134,236           140,562
Deferred income taxes                                         15,263            15,263            14,826
Other current assets                                          11,402            10,806             9,154
Current assets of discontinued operations                        -0-               359             6,232
                                                           ---------         ---------         ---------
Total current assets                                         260,447           243,746           233,006
                                                           ---------         ---------         ---------
Plant, equipment and capital leases, net                      95,971            87,747            79,609
Deferred income taxes                                          3,396             3,396             4,184
Other noncurrent assets                                       16,591            16,644            12,709
Plant and equipment of discontinued operations, net              605               630               669
                                                           ---------         ---------         ---------
TOTAL ASSETS                                               $ 377,010         $ 352,163         $ 330,177
                                                           =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $  99,945         $  94,252         $  93,696
Provision for discontinued operations                          3,954             4,568             5,293
                                                           ---------         ---------         ---------
Total current liabilities                                    103,899            98,820            98,989
                                                           ---------         ---------         ---------
Long-term debt                                               103,245           103,500           103,500
Other long-term liabilities                                    7,898             7,354             6,108
Provision for discontinued operations                          3,327             4,264             5,447
                                                           ---------         ---------         ---------
Total liabilities                                            218,369           213,938           214,044
                                                           ---------         ---------         ---------
Contingent liabilities (see Note 8)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                               7,669             7,721             7,843
  Common shareholders' equity:
     Common stock, $1 par value:
        Authorized: 80,000,000 shares
        Issued: August 4, 2001 - 22,475,128;
        February 3, 2001 - 22,149,915;
        July 29, 2000 - 21,942,727                            22,475            22,150            21,943
     Additional paid-in capital                              101,534            95,194            94,112
     Retained earnings                                        45,391            31,017            10,092
     Accumulated other comprehensive income                     (571)              -0-               -0-
     Treasury shares, at cost                                (17,857)          (17,857)          (17,857)
                                                           ---------         ---------         ---------
Total shareholders' equity                                   158,641           138,225           116,133
                                                           ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 377,010         $ 352,163         $ 330,177
                                                           =========         =========         =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Earnings
                          In Thousands

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                ---------------------------         ---------------------------
                                                AUGUST 4,          JULY 29,         AUGUST 4,          JULY 29,
                                                   2001             2000               2001             2000
                                                ---------         ---------         ---------         ---------
Net sales                                       $ 166,543         $ 143,243         $ 338,461         $ 289,887
Cost of sales                                      88,178            74,277           177,999           152,615
Selling and administrative expenses                66,804            58,093           134,016           114,527
Restructuring credit                                 (205)              -0-              (205)              -0-
                                                ---------         ---------         ---------         ---------
Earnings from operations before interest           11,766            10,873            26,651            22,745
                                                ---------         ---------         ---------         ---------
   Interest expense                                 2,157             2,093             4,315             4,194
   Interest income                                   (269)             (261)             (892)             (680)
                                                ---------         ---------         ---------         ---------
Total interest expense, net                         1,888             1,832             3,423             3,514
                                                ---------         ---------         ---------         ---------
Earnings before income taxes
   and discontinued operations                      9,878             9,041            23,228            19,231
Income taxes                                        3,695             3,510             8,707             7,507
                                                ---------         ---------         ---------         ---------
Earnings before discontinued operations             6,183             5,531            14,521            11,724
Discontinued operations (net of tax):
   Operating income (loss)                            -0-                 6               -0-              (226)
   Provision for discontinued operations              -0-            (2,975)              -0-            (2,975)
                                                ---------         ---------         ---------         ---------
NET EARNINGS                                    $   6,183         $   2,562         $  14,521         $   8,523
                                                =========         =========         =========         =========

Basic earnings per common share:
   Before discontinued operations               $     .28         $     .25         $     .66         $     .54
   Discontinued operations                      $     .00         $    (.13)        $     .00         $    (.15)
   Net earnings                                 $     .28         $     .12         $     .66         $     .39

Diluted earnings per common share:
   Before discontinued operations               $     .26         $     .24         $     .60         $     .50
   Discontinued operations                      $     .00         $    (.11)        $     .00         $    (.12)
   Net earnings                                 $     .26         $     .13         $     .60         $     .38
                                                =========         =========         =========         =========



The accompanying Notes are an integral part of these Financial Statements.

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Cash Flows
                          In Thousands

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     -------------------------         -------------------------
                                                                     AUGUST 4,        JULY 29,         AUGUST 4,        JULY 29,
                                                                        2001            2000              2001            2000
                                                                     ---------        --------         ---------        --------
OPERATIONS:
Net earnings                                                         $  6,183         $  2,562         $ 14,521         $  8,523
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                      3,938            3,138            7,770            6,177
      Provision for losses on accounts receivable                        (167)             109              (53)             231
      Restructuring charge (gain)                                        (269)             -0-             (269)             -0-
      Provision for discontinued operations                               -0-            4,854              -0-            4,854
      Other                                                                86              155              316              496
Effect on cash of changes in working capital and other assets and liabilities:
      Accounts receivable                                                  90             (779)          (3,939)          (5,928)
      Inventories                                                     (35,193)         (28,635)         (47,917)         (31,973)
      Other current assets                                                (55)            (177)            (598)            (274)
      Accounts payable and accrued liabilities                         25,081           23,002            4,713           18,686
      Other assets and liabilities                                        338             (119)             984              286
                                                                     --------         --------         --------         --------
Net cash provided by (used in) operating activities                        32            4,110          (24,472)           1,078
                                                                     --------         --------         --------         --------
INVESTING ACTIVITIES:
   Capital expenditures                                               (10,025)         (10,279)         (16,433)         (19,229)
   Proceeds from businesses divested and asset sales                      147              293              203              388
                                                                     --------         --------         --------         --------
Net cash used in investing activities                                  (9,878)          (9,986)         (16,230)         (18,841)
                                                                     --------         --------         --------         --------
FINANCING ACTIVITIES:
   Stock repurchase                                                       -0-           (1,631)             -0-           (5,359)
   Payments on capital leases                                             -0-              -0-              -0-               (1)
   Dividends paid                                                         (73)             (74)            (147)            (149)
   Deferred note expense                                                 (356)             -0-             (356)             -0-
   Exercise of options                                                    655              638            5,336            3,687
                                                                     --------         --------         --------         --------
Net cash provided by (used in) financing activities                       226           (1,067)           4,833           (1,822)
                                                                     --------         --------         --------         --------
NET CASH FLOW                                                          (9,620)          (6,943)         (35,869)         (19,585)
Cash and short-term investments at
   beginning of period                                                 34,133           45,218           60,382           57,860
                                                                     --------         --------         --------         --------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                     $ 24,513         $ 38,275         $ 24,513         $ 38,275
                                                                     ========         ========         ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                          $    464         $    496         $  3,983         $  3,878
   Income taxes                                                         8,275            6,726           12,876            7,411
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

                          GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                          Consolidated Shareholders' Equity
                          In Thousands


                                                      TOTAL
                                             NON-REDEEMABLE                         ADDITIONAL
                                                  PREFERRED           COMMON           PAID-IN          TREASURY
                                                      STOCK            STOCK           CAPITAL             STOCK
                                             --------------         --------        ----------         ---------
BALANCE JANUARY 29, 2000                           $  7,882         $ 21,715         $  94,784         $ (17,857)
                                                   ========         ========         =========         =========
Net earnings                                            -0-              -0-               -0-               -0-
Dividends paid                                          -0-              -0-               -0-               -0-
Exercise of options                                     -0-            1,013             5,017               -0-
Issue shares - Employee Stock Purchase Plan             -0-               55               508               -0-
Tax effect of exercise of stock options                 -0-              -0-             2,758               -0-
Stock repurchases                                       -0-             (646)           (8,131)              -0-
Other                                                  (161)              13               258               -0-
Comprehensive Income
                                                   --------         --------         ---------         ---------
BALANCE FEBRUARY 3, 2001                           $  7,721         $ 22,150         $  95,194         $ (17,857)
                                                   ========         ========         =========         =========

Net earnings                                            -0-              -0-               -0-               -0-
Dividends paid                                          -0-              -0-               -0-               -0-
Exercise of options                                     -0-              308             5,028               -0-
Tax effect of exercise of stock options                 -0-              -0-               988               -0-
Loss on foreign currency forward contracts              -0-              -0-               -0-               -0-
Other                                                   (52)              17               324               -0-
Comprehensive Income
                                                   --------         --------         ---------         ---------
BALANCE AUGUST 4, 2001                             $  7,669         $ 22,475         $ 101,534         $ (17,857)
                                                   ========         ========         =========         =========
                                                                  ACCUMULATED                             TOTAL
                                                                        OTHER                            SHARE-
                                                    RETAINED    COMPREHENSIVE    COMPREHENSIVE         HOLDERS'
                                                    EARNINGS           INCOME           INCOME           EQUITY
                                                   ---------    -------------    -------------        ---------

BALANCE JANUARY 29, 2000                           $   1,718        $     -0-                         $ 108,242
                                                   =========        =========        =========        =========
Net earnings                                          29,598              -0-           29,598           29,598
Dividends paid                                          (299)             -0-              -0-             (299)
Exercise of options                                      -0-              -0-              -0-            6,030
Issue shares - Employee Stock Purchase Plan              -0-              -0-              -0-              563
Tax effect of exercise of stock options                  -0-              -0-              -0-            2,758
Stock repurchases                                        -0-              -0-              -0-           (8,777)
Other                                                    -0-              -0-              -0-              110
                                                                                     ---------
Comprehensive Income                                                                 $  29,598
                                                   ---------        ---------        ---------        ---------

BALANCE FEBRUARY 3, 2001                           $  31,017        $     -0-                         $ 138,225
                                                   =========        =========        =========        =========
Net earnings                                          14,521              -0-           14,521           14,521
Dividends paid                                          (147)             -0-              -0-             (147)
Exercise of options                                      -0-              -0-              -0-            5,336
Tax effect of exercise of stock options                  -0-              -0-              -0-              988
Loss on foreign currency forward contracts               -0-             (571)            (571)            (571)
Other                                                    -0-              -0-              -0-              289
                                                                                     ---------
Comprehensive Income                                                                 $  13,950
                                                   ---------        ---------        ---------        ---------
BALANCE AUGUST 4, 2001                             $  45,391        $    (571)                        $ 158,641
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

NATURE OF OPERATIONS
The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at August 4, 2001 of 831 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. (See Note 2). The Company also sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations. (See Note 2).

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

CASH AND SHORT-TERM INVESTMENTS
Included in cash and short-term investments at February 3, 2001 and August 4, 2001, are short-term investments of $53.3 million and $13.9 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

ADVERTISING COSTS
Advertising costs are predominantly expensed as incurred. Advertising costs were $10.3 million and $10.6 million for the first six months of Fiscal 2002 and 2001, respectively.

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

BUSINESS SEGMENTS
The Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. (see Notes 2 and 9).

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first six months ended August 4, 2001, the Company recorded a loss on foreign currency forward contracts of $0.6 million in accumulated other comprehensive income.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Euro with a maximum hedging period of twelve months. At February 3, 2001 and August 4, 2001, the Company had approximately $31.3 million and $27.9 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately four months. The gain from spot rates at February 3, 2001 under these contracts was $1.3 million and the loss from spot rates at August 4, 2001 was $0.1 million. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

The Company estimates that the majority of net-hedging losses will be reclassified from accumulated other comprehensive income into earnings through higher cost of sales within the twelve months between August 4, 2001 and August 3, 2002.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2
RESTRUCTURINGS

Nautica Footwear License Cancellation
The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002 the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.4 million of anticipated costs associated with the Nautica license termination are expected to be incurred before the end of the current fiscal year.

The Nautica footwear business contributed sales of approximately $1.8 million, $3.8 million, $6.0 million and $11.6 million and operating losses of ($0.3) million, ($0.8) million, ($0.6) million and ($1.2) million in the second quarter and six months of Fiscal 2002 and 2001, respectively.

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

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. As of August 4, 2001, $1.5 million of such other costs had been incurred and $1.6 million are expected to be incurred in the next twelve months. The approximately $0.5 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 2
RESTRUCTURINGS, CONTINUED

The operating results of the leather segment are shown below:

                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JULY 29,                   JULY 29,
IN THOUSANDS                                2000*                     2000**
                                     ------------------         ----------------
Net sales                                 $ 1,550                    $ 6,545
Cost of sales and expenses                  1,542                      6,917
                                          -------                    -------
PRETAX EARNINGS (LOSS)                          8                       (372)
INCOME TAX EXPENSE (BENEFIT)                    2                       (146)
                                          -------                    -------
NET EARNINGS (LOSS)                       $     6                    $  (226)
                                          =======                    =======

  * Results for the month of May 2000.
 ** Results for the four months ended May 2000.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 3
ACCOUNTS RECEIVABLE

                                           AUGUST 4,       FEBRUARY 3,
IN THOUSANDS                                 2001             2001
                                           ---------       ----------
Trade accounts receivable                  $ 26,655         $ 23,146
Miscellaneous receivables                     4,203            3,454
                                           --------         --------
Total receivables                            30,858           26,600
Allowance for bad debts                      (1,248)          (1,303)
Other allowances                             (2,557)          (2,597)
                                           --------         --------
NET ACCOUNTS RECEIVABLE                    $ 27,053         $ 22,700
                                           ========         ========


The Company's footwear wholesaling business sells primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 14% and another customer accounted for 13% of the Company's trade receivables balance as of August 4, 2001 and no other customer accounted for more than 10% of the Company's trade receivables balance as of August 4, 2001.


NOTE 4
INVENTORIES

                                           AUGUST 4,       FEBRUARY 3,
IN THOUSANDS                                 2001             2001
                                           ---------       ----------
Raw materials                              $  1,481         $  1,408
Work in process                                 437              609
Finished goods                               36,266           34,551

Retail merchandise                          144,032           97,668
                                           --------         --------
TOTAL INVENTORIES                          $182,216         $134,236
                                           ========         ========

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 5
PLANT, EQUIPMENT AND CAPITAL LEASES, NET

                                                    AUGUST 4,        FEBRUARY 3,
IN THOUSANDS                                           2001              2001
                                                    ---------        -----------
Plant and equipment:
   Land                                             $     448         $     291
   Buildings and building equipment                     1,128             1,128
   Machinery, furniture and fixtures                   60,106            56,588
   Construction in progress                            11,659             9,589
   Improvements to leased property                     81,790            73,008
Capital leases:
   Buildings                                               20                20
                                                    ---------         ---------
Plant, equipment and capital leases, at cost          155,151           140,624
Accumulated depreciation and amortization:
   Plant and equipment                                (59,172)          (52,870)
   Capital leases                                          (8)               (7)
                                                    ---------         ---------
NET PLANT, EQUIPMENT AND CAPITAL LEASES             $  95,971         $  87,747
                                                    =========         =========

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 6
PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                               EMPLOYEE        FACILITY
                                                RELATED        SHUTDOWN
IN THOUSANDS                                    COSTS*           COSTS        OTHER          TOTAL
                                               --------        --------       -----         -------
Balance February 3, 2001                          6,549          1,924          359           8,832
Charges and adjustments, net                     (1,405)            15         (161)         (1,551)
                                                -------         ------        -----         -------
Balance August 4, 2001                            5,144          1,939          198           7,281
Current portion                                   2,502          1,413           39           3,954
                                                -------         ------        -----         -------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                       $ 2,642         $  526        $ 159         $ 3,327
                                                =======         ======        =====         =======


* Includes $5.0 million of apparel union pension withdrawal liability.


RESTRUCTURING RESERVES

                                                 EMPLOYEE      FACILITY
                                                 RELATED       SHUTDOWN
IN THOUSANDS                                      COSTS          COSTS          OTHER          TOTAL
                                                 --------      --------        ------         -------
Balance February 3, 2001                            517            167          3,531           4,215
Charges and adjustments, net                        (68)           (93)        (2,789)         (2,950)
Excess restructuring reserve August 4, 2001         (81)           -0-           (124)           (205)
                                                  -----         ------         ------         -------
Balance August 4, 2001                              368             74            618           1,060
Current portion (included in accounts
   payable and accrued liabilities)                 368             42            618           1,028
                                                  -----         ------         ------         -------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)      $ -0-         $   32         $  -0-         $    32
                                                  =====         ======         ======         =======

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 7
EARNINGS PER SHARE

                                                FOR THE THREE MONTHS ENDED                        FOR THE THREE MONTHS ENDED
                                                       AUGUST 4, 2001                                    JULY 29, 2000
                                         ------------------------------------------       -----------------------------------------
(IN THOUSANDS, EXCEPT                       INCOME           SHARES       PER-SHARE          INCOME          SHARES       PER-SHARE
     PER SHARE AMOUNTS)                  (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                         -----------     -------------    ---------       -----------     -------------   ---------
Earnings before discontinued operations     $6,183                                           $5,531

Less: Preferred stock dividends                (73)                                             (75)
                                            ------           ------         ----             ------           ------         ----
BASIC EPS
Income available to
   common shareholders                       6,110           21,962         $.28              5,456           21,496         $.25
                                                                            ====                                             ====
EFFECT OF DILUTIVE SECURITIES
   Options                                                      518                                              529
   5 1/2% convertible subordinated notes       969            4,906                             947            4,918
   Employees' preferred stock(1)                                 69                                               71
                                            ------           ------         ----             ------           ------         ----
DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                              $7,079           27,455         $.26             $6,403           27,014         $.24
                                            ======           ======         ====             ======           ======         ====


(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of August 4, 2001.

                   GENESCO INC.
                   AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 7
EARNINGS PER SHARE, CONTINUED

                                                FOR THE SIX MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                                       AUGUST 4, 2001                                    JULY 29, 2000
                                         ------------------------------------------       -----------------------------------------
(IN THOUSANDS, EXCEPT                       INCOME           SHARES       PER-SHARE          INCOME          SHARES       PER-SHARE
     PER SHARE AMOUNTS)                  (NUMERATOR)     (DENOMINATOR)     AMOUNT         (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                         -----------     -------------    ---------       -----------     -------------   ---------
Earnings before discontinued operations    $14,521                                          $11,724

Less: Preferred stock dividends               (147)                                            (150)
                                           -------           ------         ----            -------           ------         ----
BASIC EPS
Income available to
   common shareholders                      14,374           21,904         $.66             11,574           21,542         $.54
                                                                            ====                                             ====

EFFECT OF DILUTIVE SECURITIES
   Options                                                      504                                              472
   5 1/2% convertible subordinated notes     1,939            4,906                           1,894            4,918
   Employees' preferred stock(1)                                 69                                               72
                                           -------           ------         ----            -------           ------         ----
DILUTED EPS
Income available to common
   shareholders plus assumed
   conversions                             $16,313           27,383         $.60            $13,468           27,004         $.50
                                           =======           ======         ====            =======           ======         ====

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 6.8 million shares announced by the Company in Fiscal 1999, 2000 and 2001. The Company has repurchased 6.4 million shares as of August 4, 2001.

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

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.2 million to $3.6 million. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

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

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 9
BUSINESS SEGMENT INFORMATION

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. All the Company's segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring gains and other charges. Other includes severance and litigation.

THREE MONTHS ENDED                                              JOHNSTON      LICENSED
AUGUST 4, 2001                       JOURNEYS     JARMAN        & MURPHY       BRANDS        LEATHER   CORPORATE     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $  81,047   $  22,956      $  42,772     $  20,388       $  -0-    $     -0-     $  167,163
Intercompany sales                        -0-         -0-              2          (622)         -0-          -0-           (620)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS        81,047      22,956         42,774        19,766          -0-          -0-        166,543
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                 9,330      (1,032)         4,532         2,055          -0-       (2,938)        11,947
Interest expense                          -0-         -0-            -0-           -0-          -0-        2,157          2,157
Interest income                           -0-         -0-            -0-           -0-          -0-          269            269
Restructuring gain                        -0-         -0-            -0-           -0-          -0-          205            205
Other                                     -0-         -0-            -0-           -0-          -0-         (386)          (386)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES            9,330      (1,032)         4,532         2,055          -0-       (5,007)         9,878
----------------------------------------------------------------------------------------------------------------------------------

Total assets                          138,393      48,265         75,662        28,867          605       85,218        377,010
Depreciation                            1,661         733            814            35          -0-          695          3,938
Capital expenditures                    4,889       1,778            933            18          -0-        2,407         10,025

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 9
BUSINESS SEGMENT INFORMATION, CONTINUED

THREE MONTHS ENDED                                              JOHNSTON      LICENSED
JULY 29, 2000                        JOURNEYS     JARMAN        & MURPHY       BRANDS       LEATHER    CORPORATE     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $  59,796    $ 20,498       $ 44,532      $ 19,321      $   -0-    $     -0-     $  144,147
Intercompany sales                        -0-         -0-            (13)         (891)         -0-          -0-           (904)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS        59,796      20,498         44,519        18,430          -0-          -0-        143,243
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                 6,569         450          5,632           974          -0-       (2,752)        10,873
Interest expense                          -0-         -0-            -0-           -0-          -0-        2,093          2,093
Interest income                           -0-         -0-            -0-           -0-          -0-          261            261
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS          6,569         450          5,632           974          -0-       (4,584)         9,041
----------------------------------------------------------------------------------------------------------------------------------

Total assets                          101,113      37,319         68,792        24,667        6,901       91,385        330,177
Depreciation                            1,199         518            652            28           91          650          3,138
Capital expenditures                    5,217       2,764          1,291            19          -0-          988         10,279

----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED                                                JOHNSTON      LICENSED
AUGUST 4, 2001                       JOURNEYS     JARMAN        & MURPHY       BRANDS       LEATHER    CORPORATE    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $ 161,395    $ 48,027       $ 84,585       $46,078      $   -0-    $     -0-     $  340,085
Intercompany sales                        -0-         -0-              2        (1,626)         -0-          -0-         (1,624)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS       161,395      48,027         84,587        44,452          -0-          -0-        338,461
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                19,405        (101)         8,658         4,990          -0-       (6,120)        26,832
Interest expense                          -0-         -0-            -0-           -0-          -0-        4,315          4,315
Interest income                           -0-         -0-            -0-           -0-          -0-          892            892
Restructuring gain                        -0-         -0-            -0-           -0-          -0-          205            205
Other                                     -0-         -0-            -0-           -0-          -0-         (386)          (386)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES           19,405        (101)         8,658         4,990          -0-       (9,724)        23,228
----------------------------------------------------------------------------------------------------------------------------------

Total assets                          138,393      48,265         75,662        28,867          605       85,218        377,010
Depreciation                            3,244       1,444          1,630            78          -0-        1,374          7,770
Capital expenditures                    8,630       3,321          1,673            28          -0-        2,781         16,433

----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED                                                JOHNSTON      LICENSED
JULY 29, 2000                        JOURNEYS     JARMAN        & MURPHY       BRANDS       LEATHER    CORPORATE    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $ 117,892    $ 41,518       $ 89,073      $ 43,350      $   -0-    $     -0-     $  291,833
Intercompany sales                        -0-         -0-            (86)       (1,860)         -0-          -0-         (1,946)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS       117,892      41,518         88,987        41,490          -0-          -0-        289,887
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                13,081       1,193         11,305         2,607          -0-       (5,271)        22,915
Interest expense                          -0-         -0-            -0-           -0-          -0-        4,194          4,194
Interest income                           -0-         -0-            -0-           -0-          -0-          680            680
Other                                     -0-         -0-            -0-           -0-          -0-         (170)          (170)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS         13,081       1,193         11,305         2,607          -0-       (8,955)        19,231
----------------------------------------------------------------------------------------------------------------------------------

Total assets                          101,113      37,319         68,792        24,667        6,901       91,385        330,177
Depreciation                            2,294         987          1,344            59          201        1,292          6,177
Capital expenditures                    9,347       5,257          2,889            36          -0-        1,700         19,229

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, including all statements that do not refer to past or present events or conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include lower than expected consumer demand for the Company's products, whether caused by further weakening in the overall economy or by changes in fashions or tastes that the Company fails to anticipate or respond appropriately to, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, the inability to adjust inventory levels to sales and changes in business strategies by the Company's competitors. Any greater than expected weakness in demand or disruption in supply could have an especially pronounced effect on the Company's performance in the second half of the year, because of the importance of the Holiday selling season. Other factors that could cause results to differ from expectations include the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and the outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements. The recent terrorist attacks on the United States, possible responses by the U. S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Revolving Credit Agreement

On July 16, 2001, the Company entered into a revolving credit agreement with five banks providing for loans or letters of credit of up to $75 million. The agreement expires July 16, 2004. This agreement replaced a $65 million revolving credit agreement with three banks that was to expire September 24, 2002, providing for loans or letters of credit.

Nautica Footwear License Cancellation

The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge includes contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. Included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

During the second quarter of Fiscal 2002 the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.4 million of anticipated costs associated with the Nautica license termination are expected to be incurred in the next twelve months.

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

The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. As of August 4, 2001, $1.5 million of such other costs had been incurred and $1.6 million are expected to be incurred in the next twelve months. The approximately $0.5 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet. The Volunteer Leather business employed approximately 160 people.

Share Repurchase Program

In total, the Company's board of directors has authorized the repurchase of 6.8 million shares of the Company's common stock since the third quarter of Fiscal 1999. The purchases may be made on the open market or in privately negotiated transactions. As of August 4, 2001, the Company had repurchased 6.4 million shares at a cost of $60.5 million pursuant to all authorizations. No shares were purchased during the first six months of Fiscal 2002.

BUSINESS SEGMENTS

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. See "Significant Developments."

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2002 COMPARED TO FISCAL 2001
The Company's net sales in the second quarter ended August 4, 2001 increased 16.3% to $166.5 million from $143.2 million in the second quarter ended July 29, 2000. Gross margin increased 13.6% to $78.4 million in the second quarter this year from $69.0 million in the same period last year but decreased as a percentage of net sales from 48.1% to 47.1%. Selling and administrative expenses increased 15.0% to $66.8 million in the second quarter this year from $58.1 million in the second quarter last year but decreased as a percentage of net sales from 40.6% to 40.1%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations ("pretax earnings") for the second quarter ended August 4, 2001 were $9.9 million compared to $9.0 million for the second quarter ended July 29, 2000. Pretax earnings for the second quarter ended August 4, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the second quarter ended August 4, 2001 were $6.2 million ($0.26 diluted earnings per share) compared to $2.6 million ($0.13 diluted earnings per share) for the second quarter ended July 29, 2000. Net earnings for the second quarter ended July 29, 2000 included a $3.0 million ($0.11 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company's Volunteer Leather business.

Journeys

                                                                           Three Months Ended
                                                                       --------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  81,047       $  59,796         35.5%
         Operating income........................................      $   9,330       $   6,569         42.0%
         Operating margin........................................           11.5%           11.0%

Reflecting both a 27% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 1% increase in comparable store sales, net sales from Journeys increased 35.5% for the second quarter ended August 4, 2001 compared to the same period last year. The average price per pair of shoes decreased 2% in the second quarter of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 38% during the same period. The store count for Journeys was 470 stores at the end of the second quarter of Fiscal 2002, including 8 Journeys Kidz stores, compared to 377 stores at the end of the second quarter last year.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Journeys operating income for the second quarter ended August 4, 2001 was up 42.0% to $9.3 million compared to $6.6 million for the second quarter ended July 29, 2000. The increase was due to increased sales and decreased expenses as a percentage of net sales.

Jarman

                                                                           Three Months Ended
                                                                       --------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  22,956       $  20,498         12.0%
         Operating income (loss).................................      $  (1,032)      $     450           NA
         Operating margin........................................           (4.5)%           2.2%

Primarily due to a 19% increase in average stores operated, offset by an 11% decrease in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 12.0% for the second quarter ended August 4, 2001 compared to the same period past year. The increase in sales was driven by Underground Station stores. The average price per pair of shoes decreased 7% in the second quarter of Fiscal 2002, primarily reflecting increased markdowns and changes in product mix, while unit sales increased 16% during the same period. Jarman operated 217 stores at the end of the second quarter of Fiscal 2002, including 79 Underground Station stores. The Company operated 186 stores in the Jarman division at the end of the second quarter last year, including 33 Underground Station stores. Going forward, the Company does not plan to open any new Jarman stores, and expects that all new store openings in this segment will be Underground Station stores, and that many of the existing Jarman stores will be converted to Underground Station stores. During the second quarter ended August 4, 2001, three Jarman stores were converted to Underground Station stores.

Jarman's operating loss for the second quarter ended August 4, 2001 was $1.0 million compared to operating income of $0.5 million for the second quarter ended July 29, 2000. The decrease was due to decreased gross margin as a percentage of net sales, due primarily to higher markdowns and changes in product mix, and to increased expenses as a percentage of net sales.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Johnston & Murphy

                                                                          Three Months Ended
                                                                       -------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       -------
                                                                         (dollars in thousands)
         Net sales...............................................      $  42,774       $  44,519         (3.9)%
         Operating income........................................      $   4,532       $   5,632        (19.5)%
         Operating margin........................................           10.6%           12.7%

Johnston & Murphy net sales decreased 3.9% to $42.8 million for the second quarter ended August 4, 2001 from $44.5 million for the second quarter ended July 29, 2000, reflecting a 9% decrease in comparable store sales for Johnston & Murphy retail operations and a 2% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 64% of Johnston & Murphy segment sales in the second quarter this year, down from 65% in the second quarter last year. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2002 included 144 Johnston & Murphy stores and factory stores compared to 152 Johnston & Murphy stores and factory stores at the end of the second quarter of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 3% in the second quarter this year, reflecting primarily changes in product mix and increased markdowns, and unit sales decreased 4% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 1% in the second quarter of Fiscal 2002 and the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activity and mix changes.

Johnston & Murphy operating income for the second quarter ended August 4, 2001 decreased 19.5% from $5.6 million for the second quarter ended July 29, 2000 to $4.5 million, primarily due to decreased sales and decreased gross margin as a percentage of net sales, due primarily to increased markdowns and changes in product mix.

Licensed Brands

                                                                           Three Months Ended
                                                                       -------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  19,766       $  18,430          7.2%
         Operating income........................................      $   2,055       $     974        111.0%
         Operating margin                                                   10.4%            5.3%

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Licensed Brands' net sales increased 7.2% to $19.8 million for the second quarter ended August 4, 2001 from $18.4 million for the second quarter ended July 29, 2000. The sales increase reflected a 23% increase in net sales of Dockers Footwear, partially offset by declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 15% for the second quarter this year, while the average price per pair of shoes decreased 6% for the same period, reflecting increased promotional activities in the Nautica business and changes in product mix.

Licensed Brands' operating income for the second quarter ended August 4, 2001 increased 111.0% from $1.0 million for the second quarter ended July 29, 2000 to $2.1 million, primarily due to increased sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments - Nautica Footwear License Cancellation." Net sales for Nautica footwear were $1.8 million and $3.8 million for the second quarter of Fiscal 2002 and 2001, respectively, while operating losses were $0.3 million and $0.8 million for the second quarter of Fiscal 2002 and 2001, respectively.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the second quarter ended August 4, 2001 were $2.9 million compared to $2.8 million for the second quarter ended July 29, 2000 (exclusive of other charges of $0.2 million, primarily litigation and severance charges partially offset by a $0.3 million gain relating to the Nautica restructuring, in the second quarter this year), an increase of 6.8%. The increase in corporate expenses in the second quarter this year is attributable primarily to costs associated with preparations to construct a new distribution center and increased professional fees.

Interest expense increased 3.1% from $2.1 million in the second quarter ended July 29, 2000 to $2.2 million for the second quarter ended August 4, 2001, primarily due to increased bank activity fees due to the increased number of individual bank accounts related to new store openings.

Interest income remained flat at $0.3 million. There were no borrowings under the Company's revolving credit facility during the three months ended August 4, 2001 or July 29, 2000.

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 2002 COMPARED TO FISCAL 2001

The Company's net sales in the first six months ended August 4, 2001 increased 16.8% to $338.5 million from $289.9 million in the first six months ended July 29, 2000. Gross margin increased 16.9% to $160.5 million in the first six months this year from $137.3 million in the same period last year and was flat as a percentage of net sales at 47.4%. Selling and administrative expenses in the first six months this year increased 17.0% from the first six months last year and increased as a percentage of net sales from 39.5% to 39.6%. Explanations of the changes in results of operations are provided by business segment in discussions following this introductory paragraph.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Earnings before income taxes and discontinued operations ("pretax earnings") for the first six months ended August 4, 2001 were $23.2 million compared to $19.2 million for the first six months ended July 29, 2000. Pretax earnings for the first six months ended August 4, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the first six months ended August 4, 2001 were $14.5 million ($.60 diluted earnings per share) compared to $8.5 million ($.38 diluted earnings per share) for the first six months ended July 29, 2000. Net earnings for the first six months ended July 29, 2000 included a $3.0 million ($.12 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company's Volunteer Leather business.

Journeys

                                                                           Six Months Ended
                                                                       -------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ---------        ------
                                                                         (dollars in thousands)
         Net sales...............................................      $ 161,395       $ 117,892         36.9%
         Operating income........................................      $  19,405       $  13,081         48.3%
         Operating margin........................................           12.0%           11.1%

Reflecting both a 28% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) and a 6% increase in comparable store sales, net sales from Journeys increased 36.9% for the first six months ended August 4, 2001 compared to the same period last year. The average price per pair of shoes decreased 5% in the first six months of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 42% during the same period. The store count for Journeys was 470 stores at the end of the first six months of Fiscal 2002, including 8 Journeys Kidz stores, compared to 377 stores at the end of the first six months last year.

Journeys operating income for the first six months ended August 4, 2001 was up 48.3% to $19.4 million compared to $13.1 million for the first six months ended July 29, 2000. The increase was due to increased sales, both from store openings and a comparable store sales increase, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Jarman

                                                                            Six Months Ended
                                                                       --------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  48,027       $  41,518         15.7%
         Operating income (loss).................................      $    (101)      $   1,193           NA
         Operating margin........................................           (0.2)%           2.9%

Primarily due to a 22% increase in average stores operated, offset by a 7% decrease in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 15.7% for the first six months ended August 4, 2001 compared to the same period last year. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes decreased 6% in the first six months of Fiscal 2002, primarily reflecting increased markdowns and changes in product mix, while unit sales increased 18% during the same period. Jarman operated 217 stores at the end of the first six months of Fiscal 2002, including 79 Underground Station stores. The Company operated 186 stores in the Jarman division at the end of the first six months last year, including 33 Underground Station stores. Going forward, the Company does not plan to open any new Jarman stores, and expects that all new store openings in this segment will be Underground Station stores, and that many of the existing Jarman stores will be converted to Underground Station stores. During the six months ended August 4, 2001, six Jarman stores were converted to Underground Station stores.

Jarman's operating loss for the first six months ended August 4, 2001 was $0.1 million compared to operating income of $1.2 million for the first six months ended July 29, 2000. The decrease was due to a lesser extent from decreased gross margin as a percentage of net sales, due primarily to higher markdowns and changes in product mix, but primarily due to increased expenses as a percentage of net sales.

Johnston & Murphy

                                                                            Six Months Ended
                                                                       --------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  84,587       $  88,987         (4.9)%
         Operating income........................................      $   8,658       $  11,305        (23.4)%
         Operating margin........................................           10.2%           12.7%

Johnston & Murphy net sales decreased 4.9% to $84.6 million for the first six months ended August 4, 2001 from $89.0 million for the first six months ended July 29, 2000, reflecting a 9% decrease in

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

comparable store sales for Johnston & Murphy retail operations and an 8% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 65% of Johnston & Murphy segment sales in the first six months this year, up from 64% of Johnston & Murphy segment sales in the first six months last year. The store count for Johnston & Murphy retail operations at the end of the first six months of Fiscal 2002 included 144 Johnston & Murphy stores and factory stores compared to 152 Johnston & Murphy stores and factory stores at the end of the first six months of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 2% in the first six months this year, reflecting primarily changes in product mix, and unit sales decreased 5% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 7% in the first six months of Fiscal 2002, and the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the first six months ended August 4, 2001 decreased 23.4% from $11.3 million for the first six months ended July 29, 2000 to $8.7 million, primarily due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased promotional activity and changes in product mix, and to increased expenses as a percentage of net sales.

Licensed Brands

                                                                           Six Months Ended
                                                                       --------------------------
                                                                        August 4,       July 29,           %
                                                                          2001            2000          Change
                                                                       ----------      ----------       ------
                                                                         (dollars in thousands)
         Net sales...............................................      $  44,452       $  41,490          7.1%
         Operating income........................................      $   4,990       $   2,607         91.4%
         Operating margin........................................           11.2%            6.3%

Licensed Brands' net sales increased 7.1% to $44.5 million for the first six months ended August 4, 2001 from $41.5 million for the first six months ended July 29, 2000. The sales increase reflected a 29% increase in net sales of Dockers Footwear, offset by declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 13% for the first six months this year, while the average price per pair of shoes decreased 3% for the same period, reflecting increased promotional activities in the Nautica business.

Licensed Brands' operating income for the first six months ended August 4, 2001 increased 91.4% from $2.6 million for the first six months ended July 29, 2000 to $5.0 million, primarily due to increased sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments - Nautica Footwear License Cancellation." Net sales for Nautica footwear were $6.0 million and $11.6 million for the first six months of Fiscal 2002 and 2001,

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

respectively, while operating losses were $0.6 million and $1.2 million for the first six months of Fiscal 2002 and 2001, respectively.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the first six months ended August 4, 2001 were $6.1 million compared to $5.3 million for the first six months ended July 29, 2000 (exclusive of other charges of $0.2 million, primarily litigation and severance charges, partially offset by a $0.3 million gain relating to the Nautica restructuring, this year and other charges of $0.2 million, primarily litigation and severance charges, last year), an increase of 16.1%. The increase in corporate expenses in the first six months this year is attributable primarily to costs associated with preparations to construct a new distribution center and increased professional fees.

Interest expense increased 2.9% from $4.2 million in the first six months ended July 29, 2000 to $4.3 million for the first six months ended August 4, 2001, primarily due to increased bank activity fees due to the increased number of individual bank accounts related to new store openings.

Interest income increased 31% from $0.7 million in the first six months last year to $0.9 million in the first six months this year due to increases in average interest bearing short-term investments. There were no borrowings under the Company's revolving credit facility during the six months ended August 4, 2001 or July 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                                       August 4,         July 29,
                                                                                         2001              2000
                                                                                      -----------        --------
                                                                                         (dollars in millions)
Cash and short-term investments .............................................          $   24.5          $   38.3
Working capital .............................................................          $  156.5          $  134.0
Long-term debt (includes current maturities) ................................          $  103.2          $  103.5
Current ratio ...............................................................               2.5X              2.4X

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $24.5 million in the first six months of Fiscal 2002 compared to $1.1 million cash provided by operating activities in the first six months of Fiscal 2001. The $25.6 million decrease in cash flow from operating activities reflects primarily a $15.9 million

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

increase in inventory primarily due to new store openings, planned seasonal increases and an increase in Johnston and Murphy inventory due to decreased sales from plan, and to decreased accrued liabilities primarily due to payments of incentive compensation accruals, a $5.5 million increase in taxes paid and a $4.0 million increase in restructuring payments due primarily to the Nautica restructuring. The Company has opened a net of 116 full service stores since last July 29, 2000 contributing to the increased seasonality.

The $47.9 million increase in inventories at August 4, 2001 from February 3, 2001 levels reflects increases in retail inventory to support the net increase of 52 stores in the first six months this year, planned seasonal increases and an increase in Johnston & Murphy inventory due to decreased sales from plan for the first six months this year.

Accounts receivable at August 4, 2001 increased $3.9 million compared to February 3, 2001 primarily due to increased wholesale sales and terms given due to promotional activities combined with a slowing of payments from customers.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                                                              Six Months Ended
                                                                                       ------------------------------
                                                                                         Aug. 4,            Jul. 29,
                                                                                          2001                2000
                                                                                       ----------           ---------
                                                                                               (in thousands)
Accounts payable ............................................................          $   23,962           $  24,911
Accrued liabilities .........................................................             (19,249)             (6,225)
                                                                                       ----------           ---------
                                                                                       $    4,713           $  18,686
                                                                                       ==========           =========

The fluctuations in accounts payable for the first six months this year from the first six months last year are due to changes in payment terms negotiated with individual vendors, inventory levels, payment timing and buying patterns. The change in accrued liabilities for the first six months this year was due primarily to payment of incentive compensation accruals, income tax payments and restructuring payments.

There were no revolving credit borrowings during the first six months ended August 4, 2001 and July 29, 2000, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On July 16, 2001, the Company entered into a revolving credit agreement with five banks providing for loans or letters of credit of up to $75 million. The agreement expires July 16, 2004.

Capital Expenditures

Total capital expenditures in Fiscal 2002 are expected to be approximately $53.8 million. These include expected retail expenditures of $28.9 million to open approximately 100 Journeys stores, 12 Journeys Kidz stores, 10 Johnston & Murphy stores and factory stores and 32 Underground Station stores and to complete 35 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes, are expected to be approximately $24.9 million, including approximately $1.8 million for new systems to improve customer service and support the Company's growth and $22.0 million to $24.0 million for a new distribution center.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Due to the Company's retail growth, the Company has begun preparations to construct a new distribution center. The Company signed an agreement to purchase 215 acres in Wilson County, Tennessee to develop a new 322,000 square foot distribution facility. The Company expects a completion date in Spring 2002. The Company expects the Fiscal 2002 cost of the facility to be in the range of $22.0 million to $24.0 million.

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

FUTURE CAPITAL NEEDS

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2002, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.0 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In February 2000, the Company authorized the additional repurchase, from time to time, of up to 1.0 million shares of the Company's common stock of which there are 372,000 shares remaining to be repurchased under the authorization. These purchases will be funded from available cash. The Company has repurchased a total of 6.4 million shares at a cost of $60.5 million from all authorizations for Fiscal 1999, Fiscal 2000 and Fiscal 2001. No shares were purchased during the first six months of Fiscal 2002.

There were $6.5 million of letters of credit outstanding under the revolving credit agreement at August 4, 2001, leaving availability under the revolving credit agreement of $68.5 million.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, however the Company may make payments with respect to preferred stock. At August 4, 2001, $13.0 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

FINANCIAL MARKET RISK

The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company's outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company's interest expense due to fluctuations in market interest rates.

Cash and Short-Term Investments - The Company's cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 4, 2001. As a result, the Company considers the interest rate market risk implicit in these investments at August 4, 2001, to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. At August 4, 2001, the Company had $27.9 million of foreign exchange contracts for Euro. The Company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The loss on contracts outstanding at August 4, 2001 was $0.1 million from current spot rates. As of August 4, 2001, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $2.6 million.

Accounts Receivable - The Company's accounts receivable balance at August 4, 2001 is concentrated in its two remaining wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers account for 27% of the Company's trade accounts receivable balance as of August 4, 2001. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information, however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at August 4, 2001, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2002 would not be material.

CHANGES IN ACCOUNTING PRINCIPLES

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the six months ended August 4, 2001, the Company recorded a loss on foreign currency forward contracts of $0.6 million in accumulated other comprehensive income.

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

OUTLOOK

This "Outlook" section in this Form 10-Q contains a number of forward-looking statements relating to sales, earnings per share, capital expenditures and store opening expectations for Fiscal 2002. These forward-looking statements are based on the Company's expectations as of September 18, 2001. All of the forward-looking statements are based on management's current expectations and are inherently uncertain. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include lower than expected consumer demand for the Company's products, whether caused by further weakening in the overall economy or by changes in fashions or tastes that the Company fails to anticipate or respond appropriately to, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, the inability to adjust inventory levels to sales and changes in business strategies by the Company's competitors. Any greater than expected weakness in demand or disruption in supply could have an especially pronounced effect on the Company's performance in the second half of the year, because of the importance of the Holiday selling season. Other factors that could cause results to differ from expectations include the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and the outcome of litigation and environmental matters

                  GENESCO INC.
                  AND CONSOLIDATED SUBSIDIARIES
                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements. The recent terrorist attacks on the United States, possible responses by the U. S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

The Company expects net sales growth in the range of $760 million to $767 million for Fiscal 2002.

The Company expects earnings per share to be in the range of $1.61 to $1.65 per share for Fiscal 2002. It expects the earnings improvement from Fiscal 2001 to be primarily attributable to net sales growth and to selling, general and administrative expense leverage related to same store sales growth.

The Company expects capital expenditures for Fiscal 2002 to be approximately $53.8 million. The Company plans to open 100 Journeys stores, 12 Journeys Kidz stores, 32 Underground Station stores and 10 Johnston & Murphy stores and factory stores. The Company also plans to build a new distribution center with current year expenditures of approximately $22.0 - $24.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on June 27, 2001, shares representing a total of 22,091,926 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1) elected ten directors nominated by the board of directors by the following votes:

                                                                                                      Votes
                                                                   Votes "For"                     "Withheld"
                                                                   -----------                     ----------
         Leonard L. Berry                                           19,886,716                        346,928
         Robert V. Dale                                             19,884,036                        349,608
         W. Lipscomb Davis, Jr.                                     19,882,760                        350,884
         Matthew C. Diamond                                         19,878,681                        354,963
         Ben T. Harris                                              14,398,100                      5,835,544
         Kathleen Mason                                             19,885,236                        348,408
         Hal N. Pennington                                          19,885,030                        348,614
         Linda H. Potter                                            19,878,681                        354,963
         William A. Williamson, Jr.                                 19,882,975                        350,669
         William S. Wire II                                         18,791,580                      1,442,064

(2) approved an amendment to the Company's 1996 Stock Incentive Plan by a vote of 14,365,291 for, 3,354,388 against, with 56,446 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(10)h. Second Amended, Restated and Modified Loan Agreement dated as of July 16, 2001 among the Company and Bank of America, N.A., Fifth Third National Bank, Fleet National Bank, The Chase Manhattan Bank and Bank One, N.A.

---------------

REPORTS ON FORM 8-K

The Company filed current reports on Form 8-K on June 25, 2001, July 9, 2001, August 6, 2001 and August 27, 2001 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.



/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
September 18, 2001