Form 10-Q
period 2001-11-03
GENESCO INC
filed 2001-12-18
CIK 18498

(Mark One)	Form 10-Q Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended November 3, 2001

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
Yes [ ] No [ ]

Common Shares Outstanding December 7, 2001 — 21,805,219

PART I — FINANCIAL INFORMATION
Consolidated Balance Sheet
Consolidated Earnings
Consolidated Cash Flows
Consolidated Shareholders’ Equity
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
SIGNATURE
FIRST AMENDMENT TO SECOND AMENDED LOAN AGREEMENT

PART I — FINANCIAL INFORMATION

Genesco Inc.

and Consolidated Subsidiaries

Consolidated Balance Sheet

In Thousands

	November 3,	February 3,	October 28,
	2001	2001	2000

Assets

Current Assets

Cash and short-term investments	$9,926	$60,382	$16,060

Accounts receivable	26,155	22,700	30,493

Inventories	183,799	134,236	154,101

Deferred income taxes	15,263	15,263	14,826

Other current assets	13,290	10,806	9,977

Current assets of discontinued operations	-0-	359	3,834

Total current assets	248,433	243,746	229,291

Plant, equipment and capital leases, net	104,336	87,747	85,386

Deferred income taxes	3,396	3,396	4,184

Other noncurrent assets	16,243	16,644	14,302

Plant and equipment of discontinued operations, net	535	630	563

Total Assets	$372,943	$352,163	$333,726

Liabilities and Shareholders’ Equity

Current Liabilities

Notes payable	$1,000	$-0-	$-0-

Accounts payable and accrued liabilities	90,041	94,252	92,159

Provision for discontinued operations	4,416	4,568	4,385

Total current liabilities	95,457	98,820	96,544

Long-term debt	103,245	103,500	103,500

Other long-term liabilities	7,869	7,354	6,018

Provision for discontinued operations	3,290	4,264	4,860

Total liabilities	209,861	213,938	210,922

Contingent liabilities (see Note 8)

Shareholders’ Equity

Non-redeemable preferred stock	7,662	7,721	7,827

Common shareholders’ equity:

Common stock, $1 par value:

Authorized: 80,000,000 shares Issued: November 3, 2001 - 22,291,221; February 3, 2001 - 22,149,915; October 28, 2000 - 21,881,715	22,291	22,150	21,882

Additional paid-in capital	98,206	95,194	92,151

Retained earnings	52,601	31,017	18,801

Accumulated other comprehensive income	179	-0-	-0-

Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	163,082	138,225	122,804

Total Liabilities and Shareholders’ Equity	$372,943	$352,163	$333,726

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Consolidated Subsidiaries

Consolidated Earnings

In Thousands

	Three Months Ended		Nine Months Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net sales	$185,772	$176,086	$524,233	$465,973

Cost of sales	99,814	93,424	277,813	246,039

Selling and administrative expenses	70,931	66,242	204,947	180,769

Restructuring credit	-0-	-0-	(205)	-0-

Earnings from operations before interest	15,027	16,420	41,678	39,165

Interest expense	2,234	2,274	6,549	6,468

Interest income	(75)	(194)	(967)	(874)

Total interest expense, net	2,159	2,080	5,582	5,594

Earnings before income taxes and discontinued operations	12,868	14,340	36,096	33,571

Income taxes	4,877	5,555	13,584	13,062

Earnings before discontinued operations	7,991	8,785	22,512	20,509

Discontinued operations (net of tax):

Operating income (loss)	-0-	-0-	-0-	(226)

Provision for discontinued operations	(708)	-0-	(708)	(2,975)

Net Earnings	$7,283	$8,785	$21,804	$17,308

Basic earnings per common share:

Before discontinued operations	$.36	$.41	$1.02	$.94

Discontinued operations	$(.03)	$.00	$(.03)	$(.15)

Net earnings	$.33	$.41	$.99	$.79

Diluted earnings per common share:

Before discontinued operations	$.33	$.36	$.92	$.86

Discontinued operations	$(.03)	$.00	$(.02)	$(.12)

Net earnings	$.30	$.36	$.90	$.74

     The accompanying Notes are an integral part of these Financial Statements.

Genesco Inc.

and Consolidated Subsidiaries

Consolidated Cash Flows

In Thousands

	Three Months Ended		Nine Months Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

OPERATIONS:

Net earnings	$7,283	$8,785	$21,804	$17,308

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	4,134	3,380	11,904	9,557

Provision for losses on accounts receivable	37	(67)	(16)	164

Restructuring charge (gain)	-0-	-0-	(269)	-0-

Provision for discontinued operations	1,146	-0-	1,146	4,854

Other	383	139	699	635

Effect on cash of changes in working capital and other assets and liabilities:

Accounts receivable	861	(7,102)	(3,078)	(13,030)

Inventories	(1,582)	(12,665)	(49,499)	(44,638)

Other current assets	(1,888)	(822)	(2,486)	(1,096)

Accounts payable and accrued liabilities	(9,838)	(2,445)	(5,125)	16,241

Other assets and liabilities	537	(1,782)	1,521	(1,496)

Net cash provided by (used in) operating activities	1,073	(12,579)	(23,399)	(11,501)

INVESTING ACTIVITIES:

Capital expenditures	(13,163)	(9,430)	(29,596)	(28,659)

Proceeds from businesses divested and asset sales	176	2,262	379	2,650

Net cash used in investing activities	(12,987)	(7,168)	(29,217)	(26,009)

FINANCING ACTIVITIES:

Stock repurchase	(4,340)	(3,308)	(4,340)	(8,667)

Payments on capital leases	-0-	(4)	-0-	(5)

Revolver borrowings, net	1,000	-0-	1,000	-0-

Dividends paid	(74)	(76)	(221)	(225)

Deferred note expense	(27)	-0-	(383)	-0-

Options exercised and shares issued in employee stock purchase plan	768	920	6,104	4,607

Net cash provided by (used in) financing activities	(2,673)	(2,468)	2,160	(4,290)

Net Cash Flow	(14,587)	(22,215)	(50,456)	(41,800)

Cash and short-term investments at beginning of period	24,513	38,275	60,382	57,860

Cash and short-term investments at end of period	$9,926	$16,060	$9,926	$16,060

SUPPLEMENTAL CASH FLOW INFORMATION:

Net cash paid for:

Interest	$3,512	$3,612	$7,495	$7,490

Income taxes	1,934	968	14,810	8,379

The accompanying Notes are an integral part of these Financial Statements.

Genesco Inc.

and Consolidated Subsidiaries

Consolidated Shareholders’ Equity

In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Stock	Earnings	Income	Income	Equity

Balance January 29, 2000	$7,882	$21,715	$94,784	$(17,857)	$1,718	$-0-		$108,242

Net earnings	-0-	-0-	-0-	-0-	29,598	-0-	29,598	29,598

Dividends paid	-0-	-0-	-0-	-0-	(299)	-0-	-0-	(299)

Exercise of options	-0-	1,013	5,017	-0-	-0-	-0-	-0-	6,030

Issue shares – Employee Stock Purchase Plan	-0-	55	508	-0-	-0-	-0-	-0-	563

Tax effect of exercise of stock options	-0-	-0-	2,758	-0-	-0-	-0-	-0-	2,758

Stock repurchases	-0-	(646)	(8,131)	-0-	-0-	-0-	-0-	(8,777)

Other	(161)	13	258	-0-	-0-	-0-	-0-	110

Comprehensive Income							$29,598

Balance February 3, 2001	$7,721	$22,150	$95,194	$(17,857)	$31,017	$-0-		$138,225

Net earnings	-0-	-0-	-0-	-0-	21,804	-0-	21,804	21,804

Dividends paid	-0-	-0-	-0-	-0-	(220)	-0-	-0-	(220)

Exercise of options	-0-	328	5,197	-0-	-0-	-0-	-0-	5,525

Issue shares – Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580

Tax effect of exercise of stock options	-0-	-0-	1,025	-0-	-0-	-0-	-0-	1,025

Gain on foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	179	179	179

Stock repurchases	-0-	(246)	(4,094)	-0-	-0-	-0-		(4,340)

Other	(59)	17	346	-0-	-0-	-0-	-0-	304

Comprehensive Income							$21,983

Balance November 3, 2001	$7,662	$22,291	$98,206	$(17,857)	$52,601	$179	-0-	$163,082

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements
The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2002 (“Fiscal 2002”) and of the fiscal year ended February 3, 2001 (“Fiscal 2001”). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations
The Company’s businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at November 3, 2001 of 886 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. (See Note 2). The Company also sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations. (See Note 2).

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

Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current presentation.

Cash and Short-term Investments
Included in cash and short-term investments at November 3, 2001 and February 3, 2001, are short-term investments of $0.5 million and $53.3 million, respectively. Short-term investments are highly-liquid debt instruments having an original maturity of three months or less.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $15.8 million and $16.8 million for the first nine months of Fiscal 2002 and 2001, respectively.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Environmental Costs
Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims for recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

Comprehensive Income
The Statement of Financial Accounting Standards (SFAS) 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and gain or loss on derivative instruments to be included in other comprehensive income.

Business Segments
The Statement of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related Information” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions. (see Notes 2 and 9).

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Derivative Instruments and Hedging Activities
The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first nine months ended November 3, 2001, the Company recorded a gain on foreign currency forward contracts of $0.2 million in accumulated other comprehensive income.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Euro with a maximum hedging period of twelve months. At November 3, 2001 and February 3, 2001, the Company had approximately $20.6 million and $31.3 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately five months. The gain from spot rates at November 3, 2001 and February 3, 2001 under these contracts was $0.2 million and $1.3 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with whom it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive income into earnings through higher cost of sales within the twelve months between November 3, 2001 and November 2, 2002.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 2
Restructurings

Nautica Footwear License Cancellation
The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

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

During the second quarter of Fiscal 2002 the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.2 million of anticipated costs associated with the Nautica license termination are expected to be incurred before the end of the current fiscal year.

The Nautica footwear business contributed sales of approximately $0.1 million, $4.0 million, $6.1 million and $15.6 million and operating income (losses) of $0.1 million, ($1.0) million, ($0.5) million and ($2.2) million in the third quarter and nine months of Fiscal 2002 and 2001, respectively.

Volunteer Leather Divestiture
On May 22, 2000, the Company’s board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company’s business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. The Volunteer Leather business employed approximately 160 people.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 2
Restructurings, Continued

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.35 million toward sediment removal in a lake adjacent to the Company’s former Volunteer leather tannery in Whitehall, Michigan. See Note 8 to the Consolidated Financial Statements. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

As of November 3, 2001, with a total provision of $4.7 million of other costs and environmental costs, $1.6 million had been incurred and $2.0 million are expected to be incurred in the next twelve months. The approximately $1.1 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet.

The operating results of the leather segment are shown below:

Nine Months Ended
October 28,
In thousands	2000*

Net sales	$6,545

Cost of sales and expenses	6,917

Pretax loss	(372)

Income tax benefit	(146)

Net Loss	$(226)

* Results for the four months ended May 2000.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 3
Accounts Receivable

	November 3,	February 3,
In thousands	2001	2001

Trade accounts receivable	$26,295	$23,146

Miscellaneous receivables	3,552	3,454

Total receivables	29,847	26,600

Allowance for bad debts	(1,277)	(1,303)

Other allowances	(2,415)	(2,597)

Net Accounts Receivable	$26,155	$22,700

The Company’s footwear wholesaling business sells primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 15% and another customer accounted for 11% of the Company’s trade receivables balance as of November 3, 2001 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of November 3, 2001.

Note 4
Inventories

	November 3,	February 3,
In thousands	2001	2001

Raw materials	$1,246	$1,408

Work in process	369	609

Finished goods	33,685	34,551

Retail merchandise	148,499	97,668

Total Inventories	$183,799	$134,236

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	November 3,	February 3,
In thousands	2001	2001

Plant and equipment:

Land	$3,176	$291

Buildings and building equipment	1,125	1,128

Machinery, furniture and fixtures	62,128	56,588

Construction in progress	13,465	9,589

Improvements to leased property	86,457	73,008

Capital leases:

Buildings	20	20

Plant, equipment and capital leases, at cost	166,371	140,624

Accumulated depreciation and amortization:

Plant and equipment	(62,027)	(52,870)

Capital leases	(8)	(7)

Net Plant, Equipment and Capital Leases	$104,336	$87,747

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 3, 2001	$6,549	$1,924	$359	$8,832

Additional provision November 3, 2001	-0-	1,331	(185)	1,146

Charges and adjustments, net	(2,045)	(58)	(169)	(2,272)

Balance November 3, 2001	4,504	3,197	5	7,706

Current portion	2,477	1,934	5	4,416

Total Noncurrent Provision for Discontinued Operations	$2,027	$1,263	$-0-	$3,290

* Includes $4.4 million of apparel union pension withdrawal liability.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 3, 2001	$517	$167	$3,531	$4,215

Charges and adjustments, net	(193)	(101)	(2,801)	(3,095)

Excess restructuring reserve August 4, 2001	(81)	-0-	(124)	(205)

Balance November 3, 2001	243	66	606	915

Current portion (included in accounts payable and accrued liabilities)	243	39	606	888

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$27	$-0-	$27

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 3, 2001			October 28, 2000

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings before discontinued operations	$7,991			$8,785

Less: Preferred stock dividends	(73)			(75)

Basic EPS

Income available to common shareholders	7,918	21,907	$.36	8,710	21,470	$.41

Effect of Dilutive Securities

Options		353			518

5 1/2% convertible subordinated notes	968	4,906		947	4,918

Employees’ preferred stock(1)		68			71

Diluted EPS

Income available to common shareholders plus assumed conversions	$8,886	27,234	$.33	$9,657	26,977	$.36

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946 , respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.7 million shares as of November 3, 2001.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 7
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 3, 2001			October 28, 2000

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings before discontinued operations	$22,512			$20,509

Less: Preferred stock dividends	(220)			(225)

Basic EPS

Income available to common shareholders	22,292	21,905	$1.02	20,284	21,518	$.94

Effect of Dilutive Securities

Options		454			488

5 1/2% convertible subordinated notes	2,907	4,906		2,840	4,918

Employees’ preferred stock(1)		69			71

Diluted EPS

Income available to common shareholders plus assumed conversions	$25,199	27,334	$.92	$23,124	26,995	$.86

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946 , respectively.

The weighted shares outstanding reflects the effect of the stock buy back program of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.7 million shares as of November 3, 2001.

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

The Company has received notice from the New York State Department of Environmental Conservation (the “Department”) that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.2 million to $3.6 million, $3.0 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

Whitehall Environmental Sampling
Pursuant to a work plan approved by the Michigan Department of Environmental Quality (“MDEQ”) the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ. The Plan proposed no direct remedial action with respect to soils at the site, which are in compliance with applicable regulatory standards, or lake sediments, which the Company believes do not pose a threat to human health or the environment and do not violate any applicable regulatory standard. The Plan included the filing of certain restrictive covenants encumbering the tannery property to prevent activities disturbing the lake sediments and uses of the property inconsistent with the applicable regulatory standards. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. The Plan is subject to MDEQ approval. In December 1999, MDEQ responded to the Plan with a request for further information.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company’s and its predecessors’ past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act (“MNREPA”) to require the Company to correct the alleged pollution. Further, the City alleges violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company filed an answer denying the material allegations of the complaint and asserting affirmative defenses and counterclaims against the City.

In connection with its decision during the second quarter of Fiscal 2001 to exit the leather business and to shut down the Whitehall facility, the Company formally proposed a compromise remediation plan, including limited sediment removal and additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. In subsequent negotiations, the Company and MDEQ agreed to settle their disagreement over lake sediments for a lump sum payment of $3.35 million by the Company, much of which has been provided for in earlier periods. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

The agreement on sediments is to be set forth in a consent order, the form of which is subject to negotiation. The portions of the proposed compromise relating to upland remediation require MDEQ approval. Assuming approval is granted, the Company does not expect remediation of the site to have a material impact on its financial condition or results of operations. However, there can be no assurance that the balance of the compromise proposal will be approved, and the Company is unable to predict whether any further remediation that might ultimately be required would have a material effect on its financial condition or results of operations.

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 9
Business Segment Information

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. All the Company’s segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Jarman sells primarily branded products from other companies while Johnston & Murphy and Licensed Brands sells primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost and deferred note expense. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring gains and other charges. Other includes severance and litigation.

Three Months Ended			Johnston	Licensed
November 3, 2001	Journeys	Jarman	& Murphy	Brands	Leather	Corporate	Consolidated

Sales	$97,143	$29,592	$40,962	$18,770	$-0-	$-0-	$186,467

Intercompany sales	-0-	-0-	-0-	(695)	-0-	-0-	(695)

Net sales to external customers	97,143	29,592	40,962	18,075	-0-	-0-	185,772

Operating income (loss)	12,666	(264)	2,812	2,006	-0-	(2,193)	15,027

Interest expense	-0-	-0-	-0-	-0-	-0-	2,234	2,234

Interest income	-0-	-0-	-0-	-0-	-0-	75	75

Earnings before income taxes	12,666	(264)	2,812	2,006	-0-	(4,352)	12,868

Total assets	142,245	48,609	78,425	28,609	535	74,520	372,943

Depreciation	1,792	795	813	34	-0-	700	4,134

Capital expenditures	6,229	1,370	794	24	-0-	4,746	13,163

Genesco Inc.

and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended			Johnston	Licensed
October 28, 2000	Journeys	Jarman	& Murphy	Brands	Leather	Corporate	Consolidated

Sales	$78,766	$27,531	$47,182	$23,544	$-0-	$-0-	$177,023

Intercompany sales	-0-	-0-	(3)	(934)	-0-	-0-	(937)

Net sales to external customers	78,766	27,531	47,179	22,610	-0-	-0-	176,086

Operating income (loss)	10,886	1,870	5,720	1,535	-0-	(3,591)	16,420

Interest expense	-0-	-0-	-0-	-0-	-0-	2,274	2,274

Interest income	-0-	-0-	-0-	-0-	-0-	194	194

Earnings before income taxes and discontinued operations	10,886	1,870	5,720	1,535	-0-	(5,671)	14,340

Total assets	107,561	45,990	72,910	31,608	4,397	71,260	333,726

Depreciation	1,336	602	773	29	-0-	640	3,380

Capital expenditures	4,604	3,557	795	13	-0-	461	9,430

Nine Months Ended			Johnston	Licensed
November 3, 2001	Journeys	Jarman	& Murphy	Brands	Leather	Corporate	Consolidated

Sales	$258,538	$77,619	$125,548	$64,848	$-0-	$-0-	$526,553

Intercompany sales	-0-	-0-	1	(2,321)	-0-	-0-	(2,320)

Net sales to external customers	258,538	77,619	125,549	62,527	-0-	-0-	524,233

Operating income (loss)	32,071	(365)	11,470	6,996	-0-	(8,313)	41,859

Interest expense	-0-	-0-	-0-	-0-	-0-	6,549	6,549

Interest income	-0-	-0-	-0-	-0-	-0-	967	967

Restructuring gain	-0-	-0-	-0-	-0-	-0-	205	205

Other	-0-	-0-	-0-	-0-	-0-	(386)	(386)

Earnings before income taxes	32,071	(365)	11,470	6,996	-0-	(14,076)	36,096

Total assets	142,245	48,609	78,425	28,609	535	74,520	372,943

Depreciation	5,036	2,239	2,443	112	-0-	2,074	11,904

Capital expenditures	14,859	4,691	2,467	52	-0-	7,527	29,596

Nine Months Ended			Johnston	Licensed
October 28, 2000	Journeys	Jarman	& Murphy	Brands	Leather	Corporate	Consolidated

Sales	$196,658	$69,049	$136,255	$66,893	$-0-	$-0-	$468,855

Intercompany sales	-0-	-0-	(89)	(2,793)	-0-	-0-	(2,882)

Net sales to external customers	196,658	69,049	136,166	64,100	-0-	-0-	465,973

Operating income (loss)	23,967	3,063	17,025	4,142	-0-	(9,032)	39,165

Interest expense	-0-	-0-	-0-	-0-	-0-	6,468	6,468

Interest income	-0-	-0-	-0-	-0-	-0-	874	874

Earnings before income taxes and discontinued operations	23,967	3,063	17,025	4,142	-0-	(14,626)	33,571

Total assets	107,561	45,990	72,910	31,608	4,397	71,260	333,726

Depreciation	3,630	1,589	2,117	88	149	1,984	9,557

Capital expenditures	13,951	8,814	3,684	49	-0-	2,161	28,659

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, including all statements that do not refer to past or present events or conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include lower than expected consumer demand for the Company’s products, which could be caused by further weakening in the overall economy or adverse consumer reaction to developments in the current anti-terrorist campaign or by changes in fashions or tastes that the Company fails to anticipate or respond appropriately to, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, or changes in business strategies by the Company’s competitors, among other factors. Any greater than expected weakness in demand or disruption in supply could have an especially pronounced effect on the Company’s performance in the fourth quarter, because of the importance of the Holiday selling season. Other factors that could cause results to differ from expectations include the Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, the results of the Company’s ongoing internal inquiry, uncertainties associated with potential regulatory or other actions, the application of certain accounting principles, and the outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

Significant Developments

Recent Announcement
 This report reflects the correction of certain erroneous entries relating to the timing of certain shipments by the Company’s Johnston & Murphy wholesale operation for its current fiscal year. The Company believes that the cumulative adjustments reflected in the report for the nine month period of the current fiscal year are not material, reducing net revenues by approximately $183,000 and reducing net earnings from continuing operations by approximately $35,000 as compared to the results reported in the earnings release dated November 27, 2001. The reductions do not affect the previously reported earnings per share. While the Company continues to review the impact of similar erroneous entries on the previously announced results for fiscal 2001, the Company believes the erroneous entries involve less than 1% of reported revenues and approximately $0.02 of earnings per diluted share for the fiscal year ended February 3, 2001. This report does not reflect any adjustments for fiscal 2001. The Company does not believe any adjustments will be necessary for any fiscal year prior to fiscal 2001.

The Company became aware of these timing issues after it released its results of operations for the third quarter. The Company began an inquiry into these timing issues upon receiving the response of an employee of its Johnston & Murphy division to the Company’s annual requirement that employees certify compliance with written policies regarding ethical business conduct. The employee indicated that a number of wholesale shipments recorded as sales late in a fiscal quarter were actually shipped to customers early in the following quarter. The Company believes that the resulting violations of its corporate and accounting policies were caused by a small number of employees of its Johnston & Murphy division. The Company has implemented further measures designed to detect and prevent future similar violations.

Revolving Credit Agreement
On July 16, 2001, the Company entered into a revolving credit agreement with five banks providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004. This agreement replaced a $65 million revolving credit agreement with three banks that was to expire September 24, 2002, providing for loans or letters of credit.

Nautica Footwear License Cancellation
The Company entered into an agreement with Nautica Apparel, Inc. to end its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

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

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

During the second quarter of Fiscal 2002 the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.2 million of anticipated costs associated with the Nautica license termination are expected to be incurred before the end of the current fiscal year.

Volunteer Leather Divestiture
On May 22, 2000, the Company’s board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company’s business, the charge to earnings is treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. The Volunteer Leather business employed approximately 160 people.

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.35 million toward sediment removal in a lake adjacent to the Company’s former Volunteer leather tannery in Whitehall, Michigan. See Note 8 to the Consolidated Financial Statements. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

As of November 3, 2001, with a total provision of $4.7 million of other costs and environmental costs, $1.6 million had been incurred and $2.0 million are expected to be incurred in the next twelve months. The approximately $1.1 million of other costs expected to be incurred beyond twelve months are classified as long-term liabilities in the consolidated balance sheet.

Share Repurchase Program
The Company’s board of directors authorized the repurchase of an additional 400,000 shares in October 2001. In total, the Company’s board of directors has authorized the repurchase of 7.2 million shares of the Company’s common stock since the third quarter of Fiscal 1999. The purchases may be made on the open market or in privately negotiated transactions. As of November 3, 2001, the Company had repurchased 6.7 million shares at a cost of $64.9 million pursuant to all authorizations. There were 246,000 shares repurchased during the first nine months of Fiscal 2002.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Business Segments
The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company has ended the license agreement with Nautica Apparel, Inc. to market Nautica footwear effective January 31, 2001. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. See “Significant Developments.”

Results of Operations — Third Quarter Fiscal 2002 Compared to Fiscal 2001

The Company’s net sales in the third quarter ended November 3, 2001 increased 5.5% to $185.8 million from $176.1 million in the third quarter ended October 28, 2000. Gross margin increased 4.0% to $86.0 million in the third quarter this year from $82.7 million in the same period last year but decreased as a percentage of net sales from 46.9% to 46.3%. Selling and administrative expenses increased 7.1% to $70.9 million in the third quarter this year from $66.2 million in the third quarter last year and increased as a percentage of net sales from 37.6% to 38.2%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations (“pretax earnings”) for the third quarter ended November 3, 2001 were $12.9 million compared to $14.3 million for the third quarter ended October 28, 2000.

Net earnings for the third quarter ended November 3, 2001 were $7.3 million ($0.30 diluted earnings per share) compared to $8.8 million ($0.36 diluted earnings per share) for the third quarter ended October 28, 2000. Net earnings for the third quarter ended November 3, 2001 included a $0.7 million ($0.03 diluted earnings per share) charge to earnings (net of tax) for additional environmental clean-up costs at the Company’s former Volunteer leather tannery in Whitehall, Michigan. See Note 8 to the Consolidated Financial Statements.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Journeys

	Three Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$97,143	$78,766	23.3%

Operating income	$12,666	$10,886	16.4%

Operating margin	13.0%	13.8%

Reflecting both a 24% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and an 8% increase in comparable store sales, offset by a 7% decrease from the change in the end of the fiscal quarter which moved a back to school week to the second quarter, net sales from Journeys increased 23.3% for the third quarter ended November 3, 2001, compared to the same period last year. The average price per pair of shoes decreased 3% in the third quarter of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 26% during the same period. The store count for Journeys was 513 stores at the end of the third quarter of Fiscal 2002, including 12 Journeys Kidz stores, compared to 407 stores at the end of the third quarter last year.

Journeys operating income for the third quarter ended November 3, 2001 was up 16.4% to $12.7 million compared to $10.9 million for the third quarter ended October 28, 2000. The increase was due to increased sales and increased gross margin as a percentage of net sales due primarily to changes in product mix.

Jarman

	Three Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$29,592	$27,531	7.5%

Operating income (loss)	$(264)	$1,870	NA

Operating margin	(0.9)%	6.8%

Primarily due to a 12% increase in average stores operated, offset by a 3% decrease in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 7.5% for the third quarter ended November 3, 2001 compared to the same period past year. The increase in sales was driven by Underground Station stores. The average price per pair of shoes decreased 6% in the third quarter of Fiscal 2002, primarily reflecting increased markdowns and

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

changes in product mix, while unit sales increased 11% during the same period. Jarman operated 225 stores at the end of the third quarter of Fiscal 2002, including 91 Underground Station stores. The Company operated 205 stores in the Jarman division at the end of the third quarter last year, including 50 Underground Station stores. Going forward, the Company does not plan to open any new Jarman stores, and expects that all new store openings in this segment will be Underground Station stores, and that many of the existing Jarman stores will be converted to Underground Station stores. During the third quarter ended November 3, 2001, one Jarman store was converted to an Underground Station store.

Jarman’s operating loss for the third quarter ended November 3, 2001 was $0.3 million compared to operating income of $1.9 million for the third quarter ended October 28, 2000. The decrease was due to decreased gross margin as a percentage of net sales, due primarily to higher markdowns and changes in product mix, and to increased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$40,962	$47,179	(13.2)%

Operating income	$2,812	$5,720	(50.8)%

Operating margin	6.9%	12.1%

Johnston & Murphy net sales decreased 13.2% to $41.0 million for the third quarter ended November 3, 2001 from $47.2 million for the third quarter ended October 28, 2000, reflecting a 16% decrease in comparable store sales for Johnston & Murphy retail operations and a 16% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 61% of Johnston & Murphy segment sales in the third quarter this year, up from 60% in the third quarter last year. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2002 included 148 Johnston & Murphy stores and factory stores compared to 147 Johnston & Murphy stores and factory stores at the end of the third quarter of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 1% in the third quarter this year, reflecting primarily changes in product mix and increased markdowns, and unit sales decreased 13% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 20% in the third quarter of Fiscal 2002 and the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activity and mix changes.

Johnston & Murphy operating income for the third quarter ended November 3, 2001 decreased 50.8% from $5.7 million for the third quarter ended October 28, 2000 to $2.8 million, primarily due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased markdowns and changes in product mix and increased expenses as a percentage of net sales.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Licensed Brands

	Three Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$18,075	$22,610	(20.1)%

Operating income	$2,006	$1,535	30.7%

Operating margin	11.1%	6.8%

Licensed Brands’ net sales decreased 20.1% to $18.1 million for the third quarter ended November 3, 2001 from $22.6 million for the third quarter ended October 28, 2000. The sales decrease reflected a 3% decrease in net sales of Dockers Footwear in addition to the 98% decline in sales of Nautica Footwear with the exiting of the Nautica business. Unit sales for the Licensed Brands wholesale businesses decreased 14% for the third quarter this year and the average price per pair of shoes decreased 6% for the same period, reflecting increased promotional activity in the Dockers business and exiting the Nautica business.

Licensed Brands’ operating income for the third quarter ended November 3, 2001 increased 30.7% from $1.5 million for the third quarter ended October 28, 2000 to $2.0 million, due to the exiting of the Nautica business. Dockers operating income declined in the third quarter due to the decline in sales and lower gross margins reflecting increased promotional activity.

For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments — Nautica Footwear License Cancellation.” Net sales for Nautica footwear were $0.1 million and $4.0 million for the third quarter of Fiscal 2002 and 2001, respectively, while operating income (losses) were $0.1 million and ($1.0) million for the third quarter of Fiscal 2002 and 2001, respectively.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended November 3, 2001 were $2.2 million compared to $3.6 million for the third quarter ended October 28, 2000 for a decrease of 39.6%. The decrease in corporate expenses in the third quarter this year is attributable primarily to decreased bonus accruals, reflecting operating performance for the year to date.

Interest expense decreased 1.8% from $2.3 million in the third quarter ended October 28, 2000, to $2.2 million for the third quarter ended November 3, 2001.

Interest income decreased 61.3% from $0.2 million in the third quarter last year to $0.1 million this year due to decreases in short-term investments. Borrowings under the Company’s revolving credit facility during the three months ended November 3, 2001 averaged $55,000 compared to zero borrowings for the same period last year.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Results of Operations — Nine Months Fiscal 2002 Compared to Fiscal 2001

The Company’s net sales in the first nine months ended November 3, 2001 increased 12.5% to $524.2 million from $466.0 million in the first nine months ended October 28, 2000. Gross margin increased 12.0% to $246.4 million in the first nine months this year from $219.9 million in the same period last year but decreased as a percentage of net sales at from 47.2% to 47.0%. Selling and administrative expenses in the first nine months this year increased 13.4% from the first nine months last year and increased as a percentage of net sales from 38.8% to 39.1%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations (“pretax earnings”) for the first nine months ended November 3, 2001 were $36.1 million compared to $33.6 million for the first nine months ended October 28, 2000. Pretax earnings for the first nine months ended November 3, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the first nine months ended November 3, 2001 were $21.8 million ($0.90 diluted earnings per share) compared to $17.3 million ($0.74 diluted earnings per share) for the first nine months ended October 28, 2000. Net earnings for the nine months ended November 3, 2001 included a $0.7 million ($0.02 diluted earnings per share) charge to earnings (net of tax) for additional environmental clean-up costs at the Company’s former Volunteer leather tannery in Whitehall, Michigan. See Note 8 to the Consolidated Financial Statements. Net earnings for the first nine months ended October 28, 2000 included a $3.0 million ($0.11 diluted earnings per share) charge to earnings (net of tax) for the divestiture of the Company’s Volunteer Leather business.

Journeys

	Nine Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$258,538	$196,658	31.5%

Operating income	$32,071	$23,967	33.8%

Operating margin	12.4%	12.2%

Reflecting primarily both a 27% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) and a 7% increase in comparable store sales, net sales from

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Journeys increased 31.5% for the first nine months ended November 3, 2001 compared to the same period last year. The average price per pair of shoes decreased 4% in the first nine months of Fiscal 2002, primarily reflecting changes in product mix, while unit sales increased 36% during the same period. The store count for Journeys was 513 stores at the end of the first nine months of Fiscal 2002, including 12 Journeys Kidz stores, compared to 407 stores at the end of the first nine months last year.

Journeys operating income for the first nine months ended November 3, 2001 was up 33.8% to $32.1 million compared to $24.0 million for the first nine months ended October 28, 2000. The increase was due to increased sales, both from store openings and a comparable store sales increase and increased gross margin as a percentage of net sales due primarily to lower markdowns.

Jarman

	Nine Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$77,619	$69,049	12.4%

Operating income (loss)	$(365)	$3,063	NA

Operating margin	(0.5)%	4.4%

Primarily due to an 18% increase in average stores operated, offset by a 5% decrease in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 12.4% for the first nine months ended November 3, 2001 compared to the same period last year. The increase in sales was driven primarily by Underground Station stores. The average price per pair of shoes decreased 6% in the first nine months of Fiscal 2002, primarily reflecting increased markdowns and changes in product mix, while unit sales increased 15% during the same period. Jarman operated 225 stores at the end of the first nine months of Fiscal 2002, including 91 Underground Station stores. The Company operated 205 stores in the Jarman division at the end of the first nine months last year, including 50 Underground Station stores. Going forward, the Company does not plan to open any new Jarman stores, and expects that all new store openings in this segment will be Underground Station stores, and that many of the existing Jarman stores will be converted to Underground Station stores. During the nine months ended November 3, 2001, seven Jarman stores were converted to Underground Station stores.

Jarman’s operating loss for the first nine months ended November 3, 2001 was $0.4 million compared to operating income of $3.1 million for the first nine months ended October 28, 2000. The decrease was due to decreased gross margin as a percentage of net sales, due primarily to higher markdowns and changes in product mix and increased expenses as a percentage of net sales.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Johnston & Murphy

	Nine Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$125,549	$136,166	(7.8)%

Operating income	$11,470	$17,025	(32.6)%

Operating margin	9.1%	12.5%

Johnston & Murphy net sales decreased 7.8% to $125.5 million for the first nine months ended November 3, 2001 from $136.2 million for the first nine months ended October 28, 2000, reflecting an 11% decrease in comparable store sales for Johnston & Murphy retail operations and an 11% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 64% of Johnston & Murphy segment sales in the first nine months this year, up from 62% of Johnston & Murphy segment sales in the first nine months last year. The store count for Johnston & Murphy retail operations at the end of the first nine months of Fiscal 2002 included 148 Johnston & Murphy stores and factory stores compared to 147 Johnston & Murphy stores and factory stores at the end of the first nine months of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 2% in the first nine months this year, reflecting primarily changes in product mix and increased markdowns, and unit sales decreased 8% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 12% in the first nine months of Fiscal 2002, and the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the first nine months ended November 3, 2001 decreased 32.6% from $17.0 million for the first nine months ended October 28, 2000 to $11.5 million, primarily due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased promotional activity and changes in product mix, and to increased expenses as a percentage of net sales.

Licensed Brands

	Nine Months Ended

	November 3,	October 28,	%
	2001	2000	Change

	(dollars in thousands)
Net sales	$62,527	$64,100	(2.5)%

Operating income	$6,996	$4,142	68.9%

Operating margin	11.2%	6.5%

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Licensed Brands’ net sales decreased 2.5% to $62.5 million for the first nine months ended November 3, 2001 from $64.1 million for the first nine months ended October 28, 2000. The sales decrease reflected a 16% increase in net sales of Dockers Footwear, offset by declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 4% for the first nine months this year, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities.

Licensed Brands’ operating income for the first nine months ended November 3, 2001 increased 68.9% from $4.1 million for the first nine months ended October 28, 2000 to $7.0 million, primarily due to increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments — Nautica Footwear License Cancellation.” Net sales for Nautica footwear were $6.1 million and $15.6 million for the first nine months of Fiscal 2002 and 2001, respectively, while operating losses were $0.5 million and $2.2 million for the first nine months of Fiscal 2002 and 2001, respectively.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the first nine months ended November 3, 2001 were $8.3 million compared to $8.9 million for the first nine months ended October 28, 2000 (exclusive of other charges of $0.2 million, primarily litigation and severance charges partially offset by a $0.3 million gain relating to the Nautica restructuring, this year and other charges of $0.1 million, primarily litigation and severance charges, last year), a decrease of 6.6%. The decrease in corporate expenses in the first nine months this year is attributable primarily to decreased bonus accruals offset by costs associated with preparations to construct a new distribution center.

Interest expense was flat for the first nine months ended November 3, 2001 compared to the same period last year.

Interest income increased 10.6% from $0.9 million in the first nine months last year to $1.0 million in the first nine months this year due to increases in average interest bearing short-term investments. Borrowings under the Company’s revolving credit facility during the nine months ended November 3, 2001 averaged $18,000 compared to zero borrowings for the same period last year.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The following table sets forth certain financial data at the dates indicated.

	November 3,	October 28,
	2001	2000

	(dollars in millions)
Cash and short-term investments	$9.9	$16.1

Working capital	$153.0	$132.7

Long-term debt (includes current maturities)	$103.2	$103.5

Current ratio	2.6x	2.4x

Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $23.4 million in the first nine months of Fiscal 2002 compared to $11.5 million in the first nine months of Fiscal 2001. The $11.9 million decrease in cash flow from operating activities reflects primarily a $4.9 million increase in inventory over the prior year increase primarily due to new store openings and planned seasonal increases, and to decreased accrued liabilities primarily due to payments of incentive compensation accruals, a $6.4 million increase in taxes paid and a $2.3 million increase in restructuring payments due primarily to the Nautica restructuring. The Company has opened a net of 127 full service stores since last October 28, 2000 contributing to the increased seasonality.

The $49.5 million increase in inventories at November 3, 2001 from February 3, 2001 levels reflects increases in retail inventory to support the net increase of 107 stores in the first nine months this year, planned seasonal increases and an increase in Johnston & Murphy inventory due to decreased sales from plan for the first nine months this year.

Accounts receivable at November 3, 2001 increased $3.1 million compared to February 3, 2001 primarily due to terms given due to promotional activities combined with a slowing of payments from customers and a shift in the timing of shipments.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended

	Nov. 3,	Oct. 28,
	2001	2000

	(in thousands)
Accounts payable	$12,185	$16,766

Accrued liabilities	(17,310)	(525)

	$(5,125)	$16,241

The fluctuations in accounts payable for the first nine months this year from the first nine months last year are due to changes in payment terms negotiated with individual vendors, inventory levels, payment timing and buying patterns. The change in accrued liabilities for the first nine months this year was due primarily to payment of incentive compensation accruals, income tax payments and restructuring payments.

The average revolving credit borrowings for the first nine months this year were $18,000 and there were no revolving credit borrowings during the first nine months last year, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On July 16, 2001, the Company entered into a revolving credit agreement with five banks providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004.

Capital Expenditures
Total capital expenditures in Fiscal 2002 are expected to be approximately $46.4 million. These include expected retail expenditures of $28.3 million to open approximately 98 Journeys stores, 12 Journeys Kidz stores, 9 Johnston & Murphy stores and factory stores and 33 Underground Station stores and to complete 33 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes, are expected to be approximately $18.1 million, including approximately $1.1 million for new systems to improve customer service and support the Company’s growth and $16.0 million to $18.0 million for a new distribution center.

Due to the Company’s retail growth, the Company has begun preparations to construct a new distribution center. The Company signed an agreement to purchase 215 acres in Wilson County, Tennessee to develop a new 322,000 square foot distribution facility. The Company expects a total cost of $28 million for the distribution center with a completion date in Spring 2002. The Company expects the Fiscal 2002 cost of the facility to be in the range of $16.0 million to $18.0 million.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Statements. The Company has made provisions for certain of these contingencies, including approximately $1.1 million reflected in Fiscal 2002, $2.6 million reflected in Fiscal 2001 and $472,000 reflected in Fiscal 2000. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. Because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, however, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2002, although the Company may borrow from time to time to support seasonal working capital requirements. The approximately $5.3 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. In October 2001, the Company authorized the additional repurchase, from time to time, of up to 0.4 million shares of the Company’s common stock of which there are 526,000 shares remaining to be repurchased under this and prior authorizations. These purchases will be funded from available cash. The Company has repurchased a total of 6.7 million shares at a cost of $64.9 million from all authorizations for Fiscal 1999 — Fiscal 2002. There were 246,000 shares repurchased during the first nine months of Fiscal 2002 for a total cost of $4.3 million which was more than offset by the exercise of stock options and shares issued in the employee stock purchase plan.

There were $8.3 million of letters of credit outstanding and $1.0 million in borrowings under the revolving credit agreement at November 3, 2001, leaving availability under the revolving credit agreement of $65.7 million.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, however the Company may make payments with respect to preferred stock. At November 3, 2001, $12.6 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.

Cash and Short-Term Investments — The Company’s cash and short-term investment balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at November 3, 2001. As a result, the Company considers the interest rate market risk implicit in these investments at November 3, 2001, to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At November 3, 2001, the Company had $20.6 million of foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The gain on contracts outstanding at November 3, 2001 was $0.2 million from current spot rates. As of November 3, 2001, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.6 million.

Accounts Receivable — The Company’s accounts receivable balance at November 3, 2001 is concentrated in its two remaining wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers account for 26% of the Company’s trade accounts receivable balance as of November 3, 2001. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information, however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at November 3, 2001, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, result of operations or cash flows for Fiscal 2002 would not be material.

Genesco Inc.

and Consolidated Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Changes in Accounting Principles
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new rules on the accounting for goodwill and other intangible assets. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the nine months ended November 3, 2001, the Company recorded a gain on foreign currency forward contracts of $0.2 million in accumulated other comprehensive income.

In July 2000, the Emerging Issues Task Force issued EITF: Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” The new pronouncement requires shipping and handling billings to customers be recorded as revenue. Amounts for shipping and handling costs can no longer be netted with related shipping and handling billings. The Company has restated its financial statements for Fiscal 2001, 2000 and 1999 to reflect the change in accounting for shipping and handling fees and costs.

PART II — OTHER INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk to appear under the heading “Financial Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K

(10)h.	First Amendment to Second Amended, Restated and Modified Loan Agreement dated as of September 6, 2001.

Reports on Form 8-K

The Company filed current reports on Form 8-K on October 3, 2001 and November 8, 2001 disclosing Regulation FD disclosures. The Company also filed a Form 8-K on October 24, 2001 disclosing a change in certifying accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
December 18, 2001