Form 10-K
period 2002-02-02
GENESCO INC
filed 2002-05-03
CIK 18498

                                                                                                                     [GENESCO LOGO]

(Mark One)                                               FORM 10-K

  [X]                                    Annual Report Pursuant To
                                        Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934
                                         For the Fiscal Year Ended
                                                  February 2, 2002

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

Common Shares Outstanding April 26, 2002 - 21,911,914
Aggregate market value on April 26, 2002 of the voting stock held by nonaffiliates of the registrant was approximately $591,000,000.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

                                     PART I

Item 1.      Business                                                                                             3

Item 2.      Properties                                                                                           8

Item 3.      Legal Proceedings                                                                                    8

Item 4.      Submission of Matters to a Vote of Security Holders                                                  9

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                               12

Item 6.      Selected Financial Data                                                                             13

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                         14

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                          29

Item 8.      Financial Statements and Supplementary Data                                                         30

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                                          70

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                                  70

Item 11.     Executive Compensation                                                                              70

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                      70

Item 13.     Certain Relationships and Related Transactions                                                      72

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                                                       73

                                     PART I

ITEM 1, BUSINESS

GENERAL

Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 2002 of $746.8 million. During Fiscal 2002, the Company operated four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

At February 2, 2002, the Company operated 908 retail stores and leased footwear departments throughout the United States and Puerto Rico. It currently plans to open a total of approximately 140 new retail stores in Fiscal 2003. At February 2, 2002, Journeys operated 533 stores, including 14 Journeys Kidz; Jarman operated 227 stores, including 97 Underground Station stores and Johnston & Murphy operated 148 stores and factory stores.

The following table sets forth certain additional information concerning the Company's retail stores and leased departments during the five most recent fiscal years:

                                                             FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                                              1998       1999       2000       2001       2002
                                                             ------     ------     ------     ------     ------
Retail Stores and Leased Departments
   Beginning of year                                            475        561        674        679        836
     Opened during year                                         102        162        113        181        153
     Closed during year                                         (16)       (49)      (108)       (24)       (81)
                                                             ------     ------     ------     ------     ------
   End of year                                                  561        674        679        836        908
                                                             ======     ======     ======     ======     ======

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand, to more than 1,300 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Reference to Fiscal 2002 refers to the Company's fiscal year ended February 2, 2002. Reference to Fiscal 2001 refers to the Company's fiscal year ended February 3, 2001. Reference to Fiscal 2000 refers to the Company's fiscal year ended January 29, 2000. Reference to Fiscal 1999 refers to the Company's fiscal year ended January 30, 1999. Reference to Fiscal 1998 refers to the Company's fiscal year ended January 31, 1998. For further information on the Company's business segments, see Note 17 to the Consolidated Financial Statements included in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. All information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may turn out materially different from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SEGMENTS

Journeys

The Journeys segment accounted for approximately 51% of the Company's net sales in Fiscal 2002. Operating income attributable to Journeys was $51.9 million in Fiscal 2002, with an operating margin of 13.6%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys.

At February 2, 2002, Journeys operated 519 stores, averaging approximately 1,550 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women.

Journeys added 94 net new stores in Fiscal 2002 and achieved a comparable store sales increase of 6% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 12-19 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including such leading brand names as Dr. Martens, Skechers, Timberland, adidas, Lugz, Vans and Steve Madden. From a base of 176 Journeys stores at the end of Fiscal 1998, the Company opened 82 net new Journeys stores in Fiscal 1999, 65 net new stores in Fiscal 2000, 102 net new stores in Fiscal 2001 and 94 net new stores in Fiscal 2002 and plans to open approximately 87 net new Journeys stores in Fiscal 2003.

The Company introduced a new concept, named "Journeys Kidz," in Fiscal 2001. Journeys Kidz is an offshoot of Journeys and is aimed at the "tween" customer, ages five to 12. Journeys Kidz stores carry predominately branded merchandise, including such leading brand names as Dr. Martens, Skechers, Timberland, adidas and Converse. The Company opened 14 Journeys Kidz stores in Fiscal 2002 averaging approximately 1,400 square feet. The Company plans to open approximately 25 Journeys Kidz stores in Fiscal 2003.

Jarman

The Jarman segment accounted for approximately 16% of the Company's net sales in Fiscal 2002. Operating income attributable to Jarman was $5.3 million in Fiscal 2002, with an operating margin of 4.4%.

At February 2, 2002, Jarman operated 227 stores, including 97 Underground Station stores, averaging approximately 1,400 square feet, throughout the United States, selling footwear primarily for men.

Jarman had a comparable store sales decrease of 4% from the prior fiscal year. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 20-35 age group and sell footwear in the mid-price range ($50 to $100). The Jarman stores which operate under the name Underground Station are located primarily in urban areas. For Fiscal 2002, most of the footwear sold in Jarman stores was branded merchandise of national brands other than the Company's, with the remainder made up of Genesco and private label brands. The product mix at each Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 20 net new Jarman stores, including 40 net new Underground Station stores, in Fiscal 2002, increasing the total number of stores to 227. The Company plans to open approximately 11 net new Jarman stores in Fiscal 2003, including approximately 16 net new Underground Station stores. Going forward, the Company will not open any new Jarman stores. All new store openings in this segment will be Underground Station stores.

Johnston & Murphy

The Johnston & Murphy segment accounted for approximately 23% of the Company's net sales in Fiscal 2002. Operating income attributable to Johnston & Murphy was $14.1 million in Fiscal 2002, with an operating margin of 8.4%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 93% of the Johnston & Murphy retail sales are of Genesco-owned brands.

At February 2, 2002, Johnston & Murphy operated 148 retail stores and factory stores, averaging approximately 1,500 square feet, throughout the United States selling footwear for men.

Johnston & Murphy Wholesale Operations. In its 150-year history as a high-quality men's footwear label, Johnston & Murphy has come to symbolize superior craftsmanship, quality materials, and classic styling. The Company's strategy for Johnston & Murphy is to take these brand attributes to the growing casual lifestyle market by expanding the product line to include a wide selection of dress casual and casual styles. The Company has also introduced a line of contemporary, European-influenced dress and dress casual footwear. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold primarily through better department and independent specialty stores.

Johnston & Murphy Retail Operations. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men's dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Retail prices for Johnston & Murphy footwear generally range from $110 to $240. Casual and dress casual products accounted for 60% of total Johnston & Murphy retail sales in Fiscal 2002, with the balance consisting of dress shoes and accessories. Johnston & Murphy comparable store sales were down 9% in Fiscal 2002 from the prior fiscal year.

Licensed Brands

The Licensed Brands segment accounted for approximately 10% of the Company's net sales in Fiscal 2002. Operating income attributable to Licensed Brands was $8.0 million in Fiscal 2002, with an operating margin of 10.4%. Substantially all of the Licensed Brands sales are of footwear marketed under brands for which Genesco has an exclusive footwear license. See "Trademarks and Licenses."

Dockers. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men's footwear under the Dockers brand name in the United States. The Dockers brand name is well recognized in the men's casual fashion industry. The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $94.

Nautica. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. Sales for the first half of Fiscal 2002 included sales of Nautica footwear permitted under the termination arrangement with the licensor. For additional information on Nautica, see Note 2 to the Consolidated Financial Statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING AND SOURCING

The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During Fiscal 2002, Genesco manufactured Johnston & Murphy footwear in one facility in Nashville, Tennessee, but shoes manufactured in the Johnston & Murphy factory have not accounted for a significant portion of its sales of footwear products. In the fourth quarter of Fiscal 2002, the Company announced plans to close the Nashville factory by the end of Fiscal 2003.

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

TRADEMARKS AND LICENSES

The Company owns its Johnston & Murphy footwear brand through a wholly-owned subsidiary. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements. The Nautica license agreement was cancelled effective January 31, 2001. The Dockers license agreement expires on December 31, 2004 with an option to renew through December 31, 2008. Net sales of Nautica and Dockers products were approximately $77 million in Fiscal 2002 and approximately $82 million in Fiscal 2001. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2002.

RAW MATERIALS

Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 2002 the Company experienced no significant shortages of raw materials in its principal businesses. The Company considers its available raw material sources to be adequate, although the effects of unforeseen disruptions are unpredictable.

BACKLOG

Most of the Company's orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of March 30, 2002, the Company's wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $24.7 million, compared to approximately $35.0 million on March 31, 2001. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

EMPLOYEES

Genesco had approximately 5,325 employees at February 2, 2002, approximately 5,240 of whom were employed in operations and 85 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees during peak selling seasons and approximately 2,450 of the Company's employees were part-time during such seasons.

PROPERTIES

At February 2, 2002, the Company operated 908 retail stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company's two leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates one manufacturing facility (which is leased) and four distribution centers (two of which are owned and two of which are leased) aggregating approximately 810,000 square feet. All of the facilities are located in Tennessee. The Company's executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 60% of a 295,000 square foot building.

Due to the Company's retail growth, the Company began construction of a new distribution center in Fiscal 2002. The Company purchased 215 acres in Wilson County, Tennessee to develop a new 322,000 square foot distribution facility expected to be completed in the Spring of 2002.

Leases on the Company's Nashville, Tennessee, plant, offices, and warehouses expire in 2007, including renewal options. The Company believes that all leases (other than the long-term Nashville leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

ENVIRONMENTAL MATTERS

The Company's manufacturing operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. The Company makes capital expenditures from time to time to stay in compliance with applicable laws and regulations. Several of the facilities owned or operated by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company's former and current facilities. See "Legal Proceedings."

ITEM 2, PROPERTIES

See Item 1.

ITEM 3, LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company was allocated liability for a 1.31% share of the remediation cost in non-binding mediation with other defendants and the State of New York. The State has offered to release the Company from further liability related to the site in exchange for payment of its allocated share plus a small premium, totaling approximately $180,000, and the Company has accepted. Assuming the settlement is completed as agreed, the Company believes it has fully provided for its liability in connection with the site.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.9 million to $4.1 million, $3.3 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Whitehall Environmental Sampling

Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a remedial action plan (the "Plan") for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company's and its predecessors' past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act ("MNREPA") to require the Company to correct the alleged pollution, primarily lake sediment contamination. Further, the City alleged violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.35 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City's lawsuit has been dismissed with prejudice.

The Company believes it has fully provided for the Plan, which remains subject to MDEQ approval. Although the Company does not expect remediation of the site to have a material effect on its financial condition or results of operations, there can be no assurance that the Plan, as amended, will be approved, and the Company is unable to predict whether any further remediation that might ultimately be required would have such an effect.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2002.

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

BEN T. HARRIS, 58, Chairman. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company and in 1995 was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Harris was named executive vice president - operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996 and was named chief executive officer as of February 1, 1997. Mr. Harris was named chairman as of November 4, 1999.

HAL N. PENNINGTON, 64, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 40 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He has responsibility for operational support functions including human resources and information systems, in addition to oversight of the Company's operating divisions. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002.

JAMES S. GULMI, 56, Senior Vice President - Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. He was again elected treasurer in February 1995. Mr. Gulmi was appointed senior vice president - finance in January 1996.

JAMES C. ESTEPA, - 50, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.

DAVID W. ZUMBACH, - 47, Senior Vice President. Mr. Zumbach joined the Company in 1999 as president of Nautica Footwear. He was named chief executive officer for Johnston & Murphy in 2001. Mr. Zumbach was named president and chief executive officer of the Company's newly formed Genesco Branded division in January 2002, with responsibility for overall management of the Johnston & Murphy and Dockers Footwear divisions. Mr. Zumbach was also named senior vice president of the Company in January 2002. Before joining the Company, Mr. Zumbach was vice president/general manager - U.S. marketing for Reebok International Ltd.

JOHN W. CLINARD, 54, Vice President - Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 29 year tenure with Genesco. He was named vice president - human resources in June 1997. He was named vice president administration and human resources in November 2000.

ROGER G. SISSON, 38, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with the firm of Boult, Cummings, Conners & Berry for approximately six years.

MATTHEW N. JOHNSON, 37, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PAUL D. WILLIAMS, 47, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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

Fiscal Year ended February 3

2001    1st Quarter                                          14.25                                      8.25
        2nd Quarter                                          18.00                                     12.25
        3rd Quarter                                          18.50                                   13.4375
        4th Quarter                                          26.50                                     15.75

Fiscal Year ended February 2

2002    1st Quarter                                          29.00                                     21.70
        2nd Quarter                                          35.00                                     26.59
        3rd Quarter                                          25.80                                     15.65
        4th Quarter                                          26.10                                     18.20

There were approximately 5,900 common shareholders of record on February 2, 2002.

See Notes 9 and 11 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

IN THOUSANDS EXCEPT PER COMMON SHARE DATA,                                                 FISCAL YEAR END
FINANCIAL STATISTICS AND OTHER DATA                                    2002         2001          2000        1999          1998
                                                                    ---------    ---------     ---------   ---------     ---------
RESULTS OF OPERATIONS DATA
Net sales                                                           $ 746,821    $ 680,166     $ 553,032   $ 532,164     $ 506,889
Depreciation and amortization                                          16,239       13,200        10,514       9,691         8,893
Earnings before interest and taxes                                     63,428       60,187        46,969      37,101        16,396
Pretax earnings                                                        55,864       52,987        40,982      30,490         7,534
Earnings before discontinued operations and
   extraordinary loss                                                  38,323       32,831        25,335      54,558         7,494
Discontinued operations                                                (1,253)      (3,233)          587         815         1,326
Loss on early retirement of debt (net of tax)                             -0-          -0-           -0-       2,245           169
                                                                    ---------    ---------     ---------   ---------     ---------
Net earnings                                                        $  37,070    $  29,598     $  25,922   $  53,128     $   8,651
                                                                    =========    =========     =========   =========     =========
PER COMMON SHARE DATA
Earnings before discontinued operations and
   extraordinary loss
     Basic                                                         $     1.74    $    1.51     $    1.12   $    2.13     $     .28
     Diluted                                                             1.54         1.35          1.03        1.87           .27
Discontinued operations
     Basic                                                               (.06)        (.15)          .03         .03           .05
     Diluted                                                             (.05)        (.12)          .02         .03           .05
Extraordinary loss
     Basic                                                                .00          .00           .00        (.09)          .00
     Diluted                                                              .00          .00           .00        (.07)         (.01)
Net earnings
     Basic                                                               1.68         1.36          1.14        2.07           .33
     Diluted                                                             1.49         1.23          1.05        1.83           .31
                                                                    =========    =========     =========   =========     =========
BALANCE SHEET DATA
Total assets                                                        $ 363,554    $ 352,163     $ 301,165   $ 307,198     $ 246,817
Long-term debt                                                        103,245      103,500       103,500     103,500        75,000
Capital leases                                                             27           28            34          36           279
Non-redeemable preferred stock                                          7,634        7,721         7,882       7,918         7,945
Common shareholders' equity                                           153,553      130,504       100,360     108,661        64,019
Additions to plant, equipment and capital leases                       43,723       34,735        22,312      23,512        24,725
                                                                    =========    =========     =========   =========     =========
FINANCIAL STATISTICS
Earnings before interest and taxes as a percent of net sales              8.5%         8.8%          8.5%        7.0%          3.2%
Book value per share                                                $    7.03    $    6.02     $    4.73   $    4.56     $    2.43
Working capital                                                     $ 155,530    $ 144,926     $ 138,007   $ 155,778     $ 119,313
Current ratio                                                             3.1          2.5           2.8         3.1           2.6
Percent long-term debt to total capitalization                           39.0%        42.8%         48.9%       47.0%         51.1%
                                                                    =========    =========     =========   =========     =========
OTHER DATA (END OF YEAR)
Number of retail outlets*                                                 908          836           679         674           587
Number of employees                                                     5,325        4,700         4,250       3,650         4,300
                                                                    =========    =========     =========   =========     =========

* Includes 78 Jarman Leased departments in Fiscal 1999 which were divested during the first quarter of Fiscal 2000 and 26 Boot Factory stores in Fiscal 1998 which were divested during the second quarter of Fiscal 1999. Also includes Nautica Retail leased departments of 57, 47, 24 and 4 in Fiscal 2001, 2000, 1999 and 1998, respectively.

Reflected in the earnings for Fiscal 2002, 2001, 1999 and 1998 were restructuring and other charges of $5.1 million, $4.4 million, ($2.4) million and $17.7 million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

Reflected in the earnings for Fiscal 2002 and 1999 was a tax benefit of $3.5 million and $24.1 million, respectively.

Long-term debt and capital leases include current obligations. On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due 2005. The Company used $80 million of the proceeds to repay all of its 10 3/8% senior notes including interest and expenses incurred in connection therewith.

The Company has not paid dividends on its Common Stock since 1973. See Note 11 to the Consolidated Financial Statements for a description of limitations on the Company's ability to pay dividends.

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, including all statements that do not refer to past or present events or conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include lower than expected consumer demand for the Company's products, whether caused by weakness in the overall economy or changes in fashions or tastes that the Company fails to anticipate or respond appropriately to, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, including the impact of opening a new distribution center, the inability to adjust inventory levels to sales and changes in business strategies by the Company's competitors, among other factors. Other factors that could cause results to differ from expectations include the Company's ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, and the outcome of litigation and environmental matters involving the Company, including those discussed in Note 16 to the Consolidated Financial Statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

SIGNIFICANT DEVELOPMENTS

Johnston & Murphy Plant Closing and Reductions in Operating Expenses

On January 31, 2002, the Company's board of directors approved a plan to close its one remaining manufacturing plant and to implement other initiatives designed to streamline its operations and reduce operating expenses. The Company expects to end operations of the plant early in the third quarter of Fiscal 2003. The Johnston & Murphy plant employs approximately 170 people.

Included in the Company's plan referred to above, is a reduction in expenses due to eliminating approximately 40 positions from its Nashville headquarters workforce. In addition, the Company recognized asset impairments for assets to be held and used in twelve underperforming stores, primarily in the Jarman group.

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge includes $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments. See Note 8 to the Consolidated Financial Statements. Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

Minimum Pension Liability Adjustment

The return on pension plan assets was a negative 2.3% for Fiscal 2002 compared to an expected return of 8.5% for the year. The interest rate applicable to present value calculations with respect to plan assets and liabilities also decreased from 7.875% to 7.375% in Fiscal 2002. As a result, plan assets were less than the accumulated benefit obligation, resulting in a pension liability of $14.0 million on the balance sheet and a minimum pension liability adjustment of $17.2 million (net of tax) in other comprehensive income in shareholders' equity.

Revolving Credit Agreement

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004. This agreement replaced a $65 million revolving credit agreement with three banks that was to expire September 24, 2002, providing for loans or letters of credit.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge included contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. See Note 8 to the Consolidated Financial Statements. Also included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.1 million of anticipated costs associated with the Nautica license termination are expected to be incurred within the next twelve months.

Volunteer Leather Divestiture

On May 22, 2000, the Company's board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings was treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. See Note 8 to the Consolidated Financial Statements. The Volunteer Leather business employed approximately 160 people.

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.35 million toward sediment removal in a lake adjacent to the Company's former Volunteer Leather tannery in Whitehall, Michigan. See Note 16 to the Consolidated Financial Statements. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations to provide $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs for a remedial investigation and feasibility study at its former knitting mill in New York.

Share Repurchase Program

The Company's board of directors has authorized the repurchase of 7.2 million shares of the Company's common stock on the open market or in privately negotiated transactions since the third quarter of Fiscal 1999. As of February 2, 2002, the Company had repurchased 6.7 million shares at a cost of $65.4 million pursuant to all authorizations, 270,500 of which shares were repurchased during Fiscal 2002.

CRITICAL ACCOUNTING POLICIES

Inventory Valuation

As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or market.

In its wholesale operations, cost is determined using the first-in, first-out
(FIFO) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders.

In its retail operations, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce inaccurate cost figures. To reduce the risk of inaccuracy, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. An analysis of the sensitivity of the judgments inherent in this process indicates that changes in the valuation percents of 10% would result in a decrease in inventory value of approximately $1.0 million as of February 2, 2002.

Impairment of Long-Term Assets

As discussed in Note 1 to the Consolidated Financial Statements, the Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of long-lived assets.

Environmental and other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.0 million reflected in Fiscal 2002 and $2.6 million reflected in Fiscal 2001. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

BUSINESS SEGMENTS

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company also operated the Leather segment during part of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. See "Significant Developments."

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

The Company's net sales for Fiscal 2002 (52 weeks) increased 9.8% to $746.8 million from $680.2 million in Fiscal 2001 (53 weeks). Gross margin increased 8.4% to $349.6 million in Fiscal 2002 from $322.5 million in Fiscal 2001 but decreased as a percentage of net sales from 47.4% to 46.8%. Selling and administrative expenses in Fiscal 2002 increased 8.7% from Fiscal 2001 but decreased as a percentage of net sales from 38.1% to 37.7%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations ("pretax earnings") for Fiscal 2002 were $55.9 million compared to $53.0 million for Fiscal 2001. Pretax earnings for Fiscal 2002 included restructuring and other charges of $5.1 million related to the closing of the Johnston & Murphy plant, elimination of staff in the Company's headquarters and asset impairments. Pretax earnings for Fiscal 2001 included a restructuring charge of $4.4 million related to the termination of the Nautica Footwear license.

Net earnings for Fiscal 2002 were $37.1 million ($1.49 diluted earnings per share) compared to $29.6 million ($1.23 diluted earnings per share) for Fiscal 2001. Net earnings for Fiscal 2002 included a $1.3 million ($0.05 diluted earnings per share) charge to earnings (net of tax) for additional environmental clean-up costs at the Company's former Volunteer Leather tannery in Whitehall, Michigan, and other adjustments to discontinued operations, primarily for additional anticipated costs for a remedial investigation and feasibility study at its former knitting mill in New York. Net earnings for Fiscal 2001 included a $3.0 million ($0.11 diluted earnings per share) charge to earnings (net of tax) related to the divestiture of the Company's Volunteer Leather business. The Company recorded an effective federal income tax rate of 31.4% for Fiscal 2002 compared to 38.0% for Fiscal 2001. The Company determined that approximately $3.5 million of previously accrued income taxes was no longer required. Because this amount is reflected as current year income tax benefit, it reduced the Company's effective federal income tax rate for Fiscal 2002.

Journeys

                                                                                    Fiscal Year Ended
                                                                                                                           %
                                                                                2002                 2001               Change
                                                                                 (dollars in thousands)
         Net sales...............................................            $  381,736           $  300,758            26.9%
         Operating income........................................            $   51,925           $   41,869            24.0%
         Operating margin........................................                  13.6%                13.9%

Reflecting primarily both a 27% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) and a 6% increase in comparable store sales, net sales from Journeys increased 26.9% for Fiscal 2002 compared to Fiscal 2001. The average price per pair of shoes decreased 4% in Fiscal 2002, primarily reflecting changes in product mix, but unit sales increased 31% during the same period. The store count for Journeys was 533 stores at the end of Fiscal 2002, including 14 Journeys Kidz stores, compared to 425 Journeys stores at the end of Fiscal 2001.

Journeys operating income for Fiscal 2002 increased 24.0% to $51.9 million compared to $41.9 million for Fiscal 2001. The increase was due to increased sales from both store openings and a comparable store sales increase and increased gross margin as a percentage of net sales.

Jarman

                                                                                    Fiscal Year Ended
                                                                                                                           %
                                                                                2002                 2001               Change
                                                                                 (dollars in thousands)
         Net sales...............................................            $  120,242          $  109,791               9.5%
         Operating income........................................            $    5,319          $    8,395             (36.6)%
         Operating margin........................................                   4.4%                7.6%

Primarily due to a 16% increase in average stores operated, partially offset by a 4% decrease in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 9.5% for Fiscal 2002 compared to Fiscal 2001. The increase in sales was driven primarily by Underground Station stores. The Jarman division had sequential quarter over quarter comparable store sales improvements after the second quarter, with an 11% decrease in the second quarter to a 2% decrease in the fourth quarter and ending the year with a same store sales gain of 14% in January. The average price per pair of shoes decreased 5% in Fiscal 2002, primarily reflecting increased markdowns and changes in product mix, but unit sales increased 12% during the same period. Jarman operated 227 stores at the end of Fiscal 2002, including 97 Underground Station stores. Going forward, the Company does not intend to open any new Jarman stores. All new store openings in this segment are planned to be Underground Station stores. During Fiscal 2002, eight Jarman stores were converted to Underground Station stores. The Company had operated 207 stores at the end of Fiscal 2001, including 57 Underground Station stores.

Jarman operating income for Fiscal 2002 was $5.3 million compared to $8.4 million for Fiscal 2001 and decreased as a percent of sales to 4.4% from 7.6% in Fiscal 2001. The decrease was due to decreased gross margin as a percentage of net sales, due primarily to increased markdowns and changes in product mix and increased expenses as a percentage of net sales.

Johnston & Murphy

                                                                                    Fiscal Year Ended
                                                                                                                           %
                                                                                2002                 2001               Change
                                                                                 (dollars in thousands)
         Net sales...............................................            $  167,989           $  188,060            (10.7)%
         Operating income........................................            $   14,125           $   24,636            (42.7)%
         Operating margin........................................                   8.4%                13.1%

Johnston & Murphy net sales decreased 10.7% to $168.0 million for Fiscal 2002 from $188.1 million for Fiscal 2001, reflecting a 9% decrease in comparable store sales for Johnston & Murphy retail operations and a 20% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 68% of Johnston & Murphy segment sales in Fiscal 2002, up from 64% in Fiscal 2001. The store count for Johnston & Murphy retail operations at the end of Fiscal 2002 included 148 Johnston & Murphy stores and factory stores compared to 147 Johnston & Murphy stores and factory stores at the end of Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 4% in Fiscal 2002, reflecting primarily changes in product mix and increased markdowns, and unit sales decreased 4% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 16% in Fiscal 2002, and the average price per pair of shoes decreased 8% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for Fiscal 2002 decreased 42.7% from $24.6 million for Fiscal 2001 to $14.1 million, primarily due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased promotional activities and markdowns and changes in product mix and to increased expenses as a percentage of net sales.

Licensed Brands

                                                                                    Fiscal Year Ended
                                                                                                                           %
                                                                                2002                 2001               Change
                                                                                 (dollars in thousands)
         Net sales...............................................            $  76,854            $  81,557             (5.8)%
         Operating income........................................            $   8,001            $   4,695             70.4%
         Operating margin........................................                 10.4%                 5.8%

Licensed Brands' net sales decreased 5.8% to $76.9 million for Fiscal 2002 from $81.6 million for Fiscal 2001. The sales decrease reflected a 13% increase in net sales of Dockers Footwear, offset by $12.7 million in declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses were flat for Fiscal 2002, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities.

Licensed Brands' operating income for Fiscal 2002 increased 70.4% from $4.7 million for Fiscal 2001 to $8.0 million, primarily due to decreased expenses as a percentage of net sales.

For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments - Nautica Footwear License Cancellation." Net sales for Nautica footwear were $6.1 million and $18.8 million for Fiscal 2002 and Fiscal 2001, respectively, while operating losses were $0.6 million and $2.5 million for Fiscal 2002 and Fiscal 2001, respectively.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2002 were $10.5 million compared to $14.9 million for Fiscal 2001 (exclusive of a restructuring charge of $5.1 million and other charges of $0.4 million, primarily litigation and severance charges, in Fiscal 2002 and a restructuring charge of $4.4 million and other charges of $0.1 million, primarily litigation and severance charges, in Fiscal
2001), a decrease of 29.6%. The decrease in corporate expenses in Fiscal 2002 is attributable primarily to decreased bonus accruals partially offset by costs associated with the construction of a new distribution center.

Interest expense was flat for Fiscal 2002 compared to Fiscal 2001.

Interest income decreased 20% from $1.4 million in Fiscal 2001 to $1.1 million in Fiscal 2002 due to decreases in average short-term investments. Borrowings under the Company's revolving credit facility averaged $20,000 for Fiscal 2002 compared to zero borrowings for Fiscal 2001.

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

The Company's net sales for Fiscal 2001 (53 weeks) increased 23.0% to $680.2 million from $553.0 million in Fiscal 2000 (52 weeks). Total retail sales attributable to the extra week were $9.4 million. Excluding net sales attributable to the divested Other Retail business from Fiscal 2000, the Company's net sales increased 25.0% to $680.2 million in Fiscal 2001 from $544.2 million in Fiscal 2000. Gross margin increased 25.9% to $322.5 million in Fiscal 2001 from $256.3 million in Fiscal 2000 and increased as a percentage of net sales from 46.3% to 47.4%. Selling and administrative expenses in Fiscal 2001 increased 23.7% from Fiscal 2000 and increased as a percentage of net sales from 37.8% to 38.1%. Selling and administrative expenses were reduced $1.4 million in Fiscal 2001, reflecting a reduction in pension expense to $0.3 million from $1.7 million in Fiscal 2000. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations ("pretax earnings") for Fiscal 2001 were $53.0 million compared to $41.0 million for Fiscal 2000. Pretax earnings for Fiscal 2001 included a restructuring charge of $4.4 million related to the termination of the Nautica Footwear license.

Net earnings for Fiscal 2001 were $29.6 million ($1.23 diluted earnings per share) compared to $25.9 million ($1.05 diluted earnings per share) for Fiscal 2000. Net earnings for Fiscal 2001 included a $3.0 million ($0.11 diluted earnings per share) charge to earnings (net of tax) related to the divestiture of the Company's Volunteer Leather business. Net earnings for Fiscal 2000 include a gain from discontinued operations, net of tax, of $0.6 million ($0.02 diluted earnings per share). The Company recorded an effective federal income tax rate of 38.0% for Fiscal 2001 compared to 38.2% for Fiscal 2000.

Journeys

                                         Fiscal Year Ended
                                      -------------------------             %
                                          2001             2000        Change
                                      --------         --------        ------
                                       (dollars in thousands)
Net sales ....................        $300,758         $215,318         39.7%
Operating income .............        $ 41,869         $ 29,719         40.9%
Operating margin .............            13.9%            13.8%

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

Journeys operating income for Fiscal 2001 increased 40.9% to $41.9 million compared to $29.7 million for Fiscal 2000. The increase was due to increased sales from both store openings and a comparable store sales increase and increased gross margin as a percentage of sales.

Jarman

                                         Fiscal Year Ended
                                      ------------------------             %
                                          2001            2000        Change
                                      --------         -------        ------
                                       (dollars in thousands)
Net sales ....................        $109,791         $86,897         26.3%
Operating income .............        $  8,395         $ 4,336         93.6%
Operating margin .............             7.6%            5.0%

Primarily due to a 17% increase in average stores operated and a 6% increase in comparable store sales, net sales from the Jarman division (including Underground Station stores) increased 26.3% for Fiscal 2001 compared to Fiscal 2000. The increase in sales and comparable store sales was driven primarily by Underground Station stores. The average price per pair of shoes increased 2% in Fiscal 2001, primarily reflecting changes in product mix, and unit sales increased 22% during the same period. Jarman operated 207 stores at the end of Fiscal 2001, including 57 Underground Station stores. Going forward, the Company does not intend to open any new Jarman stores. All new store openings in this segment are planned to be Underground Station stores. The Company had operated 161 stores at the end of Fiscal 2000, including 21 Underground Station stores.

Jarman operating income for Fiscal 2001 was $8.4 million compared to $4.3 million for Fiscal 2000 and increased as a percent of sales to 7.6% from 5.0% in Fiscal 2000. The increase was due to increased sales and increased gross margin in dollars and as a percentage of sales, due primarily to changes in product mix, and to decreased expenses as a percentage of sales.

Johnston & Murphy

                                         Fiscal Year Ended
                                      -------------------------             %
                                          2001             2000        Change
                                      --------         --------        ------
                                       (dollars in thousands)
Net sales ....................        $188,060         $167,459         12.3%
Operating income .............        $ 24,636         $ 22,187         11.0%
Operating margin .............            13.1%            13.2%

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

Licensed Brands

                                         Fiscal Year Ended
                                      -----------------------             %
                                         2001            2000        Change
                                      -------         -------        ------
                                       (dollars in thousands)
Net sales ....................        $81,557         $74,518          9.4%
Operating income .............        $ 4,695         $ 2,488         88.7%
Operating margin .............            5.8%            3.3%

Licensed Brands' net sales increased 9.4% to $81.6 million for Fiscal 2001 from $74.5 million for Fiscal 2000. The sales increase reflected a 36% increase in net sales of Dockers Footwear, offset by $9.6 million in declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses increased 9% for Fiscal 2001, while the average price per pair of shoes decreased 2% for the same period, reflecting increased promotional activities in the Nautica business and changes in product mix.

Licensed Brands' operating income for Fiscal 2001 increased 88.7% from $2.5 million for Fiscal 2000 to $4.7 million, primarily due to increased sales and decreased expenses as a percentage of sales.

For additional information regarding the Company's decision to exit the Nautica Footwear business, see "Significant Developments - Nautica Footwear License Cancellation." Net sales for Nautica footwear were $18.8 million and $28.4 million for Fiscal 2001 and Fiscal 2000, respectively, while operating losses were $2.5 million and $2.2 million for Fiscal 2001 and Fiscal 2000, respectively.

Other Retail

                                         Fiscal Year Ended
                                      -------------------------             %
                                          2001             2000        Change
                                      --------         --------        ------
                                       (dollars in thousands)
Net sales ....................            $-0-          $ 8,840        (100.0)%
Operating loss ...............            $-0-          $  (500)           NA
Operating margin .............              NA             (5.7)%

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain financial data at the dates indicated.

                                                                   Feb. 2,       Feb. 3,       Jan. 29,
                                                                      2002          2001           2000
                                                                   -------       -------       --------
                                                                           (dollars in millions)
Cash and cash equivalents ..................................        $ 46.4        $ 60.4        $ 57.9
Working capital ............................................        $155.5        $144.9        $138.0
Long-term debt (includes current maturities) ...............        $103.2        $103.5        $103.5
Current ratio ..............................................          3.1x          2.5x          2.8x

Working Capital

The Company's business is somewhat seasonal, with the Company's investment in inventories and accounts receivable normally reaching peaks in the spring and fall of each year. Cash flow from operations is generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $27.9 million in Fiscal 2002 compared to $36.1 million in Fiscal 2001. The $8.1 million decrease in cash flow from operating activities reflects primarily an $8.9 million increase in inventories for Fiscal 2002 compared to Fiscal 2001 primarily due to new store openings, and to decreased accrued liabilities of $16.7 million primarily due to payments of incentive compensation accruals and an $8.4 million increase in taxes paid offset by increased earnings of $7.5 million in Fiscal 2002 and a $3.5 million decrease in accounts receivable due to decreased wholesale sales. The $8.9 million increase in inventories at February 2, 2002 from February 3, 2001 levels reflects increases in retail inventory to support the net increase of 129 stores, excluding Nautica Leased departments, in Fiscal 2002.

Cash provided by operating activities was $36.1 million in Fiscal 2001 compared to $47.2 million in Fiscal 2000. The $11.1 million decrease in cash flow from operating activities reflected primarily a $3.1 million increase in accounts receivable due to increased wholesale sales and extended terms, increased inventories and a $6.8 million increase in taxes paid. The $25.8 million increase in inventories at February 3, 2001 from January 29, 2000 levels reflects increases in retail inventory to support the net increase of 147 stores, excluding Nautica Leased departments, in Fiscal 2001 as well as increases to support the Company's continued growth.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

                                                           Fiscal Year Ended
                                                ---------------------------------------
                                                    2002            2001           2000
                                                --------         -------        -------
                                                             (in thousands)
Accounts payable .......................        $(11,479)        $ 4,635        $  (348)
Accrued liabilities ....................         (16,733)         10,468          4,385
                                                --------         -------        -------
                                                $(28,212)        $15,103        $ 4,037
                                                ========         =======        =======

The fluctuations in accounts payable for Fiscal 2002 from Fiscal 2001 and for Fiscal 2001 from Fiscal 2000 are due to changes in payment terms negotiated with individual vendors, inventory levels and buying patterns. The change in accrued liabilities in Fiscal 2002 was due primarily to payment of incentive compensation accruals, income tax payments and restructuring payments and the change in Fiscal 2001 was due primarily to increased bonus accruals and income tax accruals.

The average daily revolving credit borrowings for Fiscal 2002 were $20,000 and there were no revolving credit borrowings during Fiscal 2001 or 2000, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004.

The following table sets forth aggregate commitments as of February 2, 2002.

       (in thousands)                                                   Payments Due by Period
                                                -----------------------------------------------------------------------
Significant Contractual                                     Less than 1           1 - 3           4 - 5         After 5
Cash Obligations                                   Total           year           years           years           years
                                                --------    -----------        --------        --------        --------
Long-Term Debt                                  $103,245           $-0-            $-0-        $103,245            $-0-
Capital Lease Obligations                             27              1               2               2              22
Operating Leases                                 456,888         59,970         117,876         110,260         168,782
                                                -----------------------------------------------------------------------
Total Significant Contractual
    Cash Obligations                            $560,160        $59,971        $117,878        $213,507        $168,804
                                                =======================================================================


       (in thousands)                                          Amount of Commitment Expiration Per Period
                                           ----------------------------------------------------------------------------
                                           Total Amounts    Less than 1           1 - 3           4 - 5          Over 5
Commercial Commitments                         Committed           year           years           years           years
                                           -------------    -----------        --------        --------        --------
Letters of Credit                               $  7,491        $ 7,491            $-0-            $-0-            $-0-
                                                -----------------------------------------------------------------------
Total Commercial Commitments                    $  7,491        $ 7,491            $-0-            $-0-            $-0-
                                                =======================================================================

Capital Expenditures

Capital expenditures were $43.7 million, $34.7 million and $22.3 million for Fiscal 2002, 2001 and 2000, respectively. The $9.0 million increase in Fiscal 2002 capital expenditures as compared to Fiscal 2001 resulted primarily from capital expenditures for a new distribution center. The $12.4 million increase in Fiscal 2001 capital expenditures as compared to Fiscal 2000 resulted primarily from an increase in retail store capital expenditures due to the increase in new stores.

Due to the Company's retail growth, the Company began construction of a new distribution center in Fiscal 2002. The Company purchased 215 acres in Wilson County, Tennessee to develop a new 322,000 square foot distribution facility. The Company expects a total cost of $28 million for the distribution center with a completion date in Spring 2002. The Company had capital expenditures of $14.3 million in Fiscal 2002 for the distribution facility.

Total capital expenditures in Fiscal 2003 are expected to be approximately $44.2 million. These include expected retail expenditures of $24.4 million to open approximately 90 Journeys stores, 25 Journeys Kidz stores, 9 Johnston & Murphy stores and factory stores, and 16 Underground Station stores, and to complete 19 major store renovations. Capital expenditures for wholesale and manufacturing operations and other purposes, including a new distribution center, are expected to be approximately $19.8 million, including approximately $2.0 million for new computer systems to improve customer service and support the Company's growth and approximately $13.9 million for a new distribution center.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its capital expenditures through Fiscal 2003, including costs associated with construction of a new distribution center. The Company may borrow from time to time, particularly in the fall, to support seasonal working capital requirements should cash provided by operations not be sufficient to fund these items listed above. The approximately $7.8 million of costs associated with the prior restructurings and discontinued operations that are expected to be paid during the next twelve months are also expected to be funded from cash on hand.

In October 2001, the Company authorized the additional repurchase, from time to time, of up to 0.4 million shares of the Company's common stock of which there are 501,100 shares remaining to be repurchased under this and prior authorizations. These purchases will be funded from available cash. The Company has repurchased a total of 6.7 million shares at a cost of $65.4 million from all authorizations for Fiscal 1999 - Fiscal 2002. The Company repurchased 270,500 shares during Fiscal 2002 for a total cost of $4.8 million, which was more than offset by the exercise of stock options and shares issued in the employee stock purchase plan.

There were $7.5 million of letters of credit outstanding under the revolving credit agreement at February 2, 2002, leaving availability under the revolving credit agreement of $67.5 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at February 2, 2002. Violation of the fixed charge coverage ratio, the most restrictive covenant, at the current level of fixed charges would require earnings to decline by approximately $26 million for a rolling twelve month period.

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, however the Company may make payments with respect to preferred stock. At February 2, 2002, $20.1 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred

Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Company's Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.0 million reflected in Fiscal 2002, $2.6 million reflected in Fiscal 2001 and $472,000 reflected in Fiscal 2000. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

FINANCIAL MARKET RISK

The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company's outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no near term impact on the Company's interest expense due to fluctuations in market interest rates. The fair value of the Company's long-term debt was $128.3 million at February 2, 2002 based on a dealer quote.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at February 2, 2002. As a result, the Company considers the interest rate market risk implicit in these investments at February 2, 2002, to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts. At February 2, 2002, the Company had $12.1 million of foreign exchange contracts for Euro. The Company's policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The loss on contracts outstanding at February 2, 2002 was $0.3 million based on current spot rates. As of

February 2, 2002, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.4 million.

Accounts Receivable - The Company's accounts receivable balance at February 2, 2002 is concentrated in its two remaining wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounts for 11% of the Company's trade accounts receivable balance as of February 2, 2002. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at February 2, 2002, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company's consolidated financial position, result of operations or cash flows for Fiscal 2002 would not be material.

NEW ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

The Company implemented Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For Fiscal 2002, the Company recorded an unrealized loss on foreign currency forward contracts of $0.2 million in accumulated other comprehensive income.

In July 2000, the Emerging Issues Task Force issued EITF: Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The new pronouncement requires shipping and handling billings to customers be recorded as revenue. Amounts for shipping and handling costs can no longer be netted with related shipping and handling billings. The Company has restated its financial statements for Fiscal 2001 and 2000 to reflect the change in accounting for shipping and handling fees and costs.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Reports of Independent Accountants                                                                31

Consolidated Balance Sheet, February 2, 2002 and February 3, 2001                                 33

Consolidated Earnings, each of the three fiscal years ended 2002, 2001 and 2000                   34

Consolidated Cash Flows, each of the three fiscal years ended
   2002, 2001 and 2000                                                                            35

Consolidated Shareholders' Equity, each of the three fiscal years ended
   2002, 2001 and 2000                                                                            36

Notes to Consolidated Financial Statements                                                        37

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Genesco Inc.

We have audited the consolidated balance sheet of Genesco Inc. and Subsidiaries as of February 2, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of February 2, 2002 and for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal year 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 2, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of February 2, 2002 and for the year then ended.

                                             /s/  Ernst & Young LLP

Nashville, Tennessee
February 26, 2002

To the Board of Directors and
Shareholders of Genesco Inc.

                       Report of Independent Accountants

In our opinion, the consolidated balance sheet and the related consolidated statements of earnings, shareholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Genesco Inc. and its subsidiaries (the "Company") at February 3, 2001, and the results of their operations and their cash flows for each of the two years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

Nashville, Tennessee
February 27, 2001

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Balance Sheet
                         In Thousands

                                                                                   AS OF FISCAL YEAR END
--------------------------------------------------------------------------------------------------------
                                                                                    2002            2001
--------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                       $ 46,384        $ 60,382
Accounts receivable                                                               19,857          22,700
Inventories                                                                      142,856         134,236
Deferred income taxes                                                              7,942          15,263
Other current assets                                                              12,717          10,806
Accounts receivable of discontinued operations                                       -0-             359
--------------------------------------------------------------------------------------------------------
Total current assets                                                             229,756         243,746
--------------------------------------------------------------------------------------------------------
Plant, equipment and capital leases                                              112,550          87,747
Deferred income taxes                                                             15,730           3,396
Other noncurrent assets                                                            5,019          16,644
Plant and equipment of discontinued operations                                       499             630
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $363,554        $352,163
========================================================================================================

--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $ 67,497        $ 94,252
Provision for discontinued operations                                              6,729           4,568
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                         74,226          98,820
--------------------------------------------------------------------------------------------------------
Long-term debt                                                                   103,245         103,500
Other long-term liabilities                                                       24,391           7,354
Provision for discontinued operations                                                505           4,264
--------------------------------------------------------------------------------------------------------
Total liabilities                                                                202,367         213,938
--------------------------------------------------------------------------------------------------------
Contingent liabilities (see Note 16)
SHAREHOLDERS' EQUITY
  Non-redeemable preferred stock                                                   7,634           7,721
  Common shareholders' equity:
    Common stock, $1 par value:
      Authorized: 80,000,000 shares
      Issued:   2002 - 22,330,914; 2001 - 22,149,915                              22,331          22,150
    Additional paid-in capital                                                    98,622          95,194
    Retained earnings                                                             67,793          31,017
    Accumulated other comprehensive loss                                         (17,336)            -0-
    Treasury shares, at cost                                                     (17,857)        (17,857)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       161,187         138,225
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $363,554        $352,163
========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     GENESCO INC.
                     AND CONSOLIDATED SUBSIDIARIES
                     Consolidated Earnings
                     In Thousands, except per share amounts


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  FISCAL YEAR
                                                                                ---------------------------------------------
                                                                                     2002              2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $ 746,821         $ 680,166         $ 553,032
Cost of sales                                                                     397,212           357,653           296,772
Selling and administrative expenses                                               281,376           258,893           209,291
Restructuring and other charges, net                                                4,805             3,433               -0-
-----------------------------------------------------------------------------------------------------------------------------
Earnings from operations before interest                                           63,428            60,187            46,969
-----------------------------------------------------------------------------------------------------------------------------
   Interest expense                                                                 8,698             8,618             8,152
   Interest income                                                                 (1,134)           (1,418)           (2,165)
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense, net                                                         7,564             7,200             5,987
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and discontinued operations                           55,864            52,987            40,982
Income taxes                                                                       17,541            20,156            15,647
-----------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations                                            38,323            32,831            25,335
Discontinued operations:
   Operating income (loss)                                                            -0-              (226)              587
   Provision for future losses                                                     (1,253)           (3,007)              -0-
-----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                    $  37,070         $  29,598         $  25,922
=============================================================================================================================
Basic earnings per common share:
   Before discontinued operations                                               $    1.74         $    1.51         $    1.12
   Discontinued operations                                                      $    (.06)        $    (.15)        $     .03
   Net earnings                                                                 $    1.68         $    1.36         $    1.14
Diluted earnings per common share:
   Before discontinued operations                                               $    1.54         $    1.35         $    1.03
   Discontinued operations                                                      $    (.05)        $    (.12)        $     .02
   Net earnings                                                                 $    1.49         $    1.23         $    1.05
=============================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         GENESCO INC.
                         AND CONSOLIDATED SUBSIDIARIES
                         Consolidated Cash Flows
                         In Thousands

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        FISCAL YEAR
                                                                                            ---------------------------------------
                                                                                                 2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net earnings                                                                                $  37,070      $  29,598      $  25,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                  16,239         13,200         10,514
Deferred income taxes                                                                           6,071            351         10,687
Provision for losses on accounts receivable                                                      (263)           457            434
Impairment of long-lived assets                                                                 1,010            -0-            -0-
Restructuring charge                                                                            4,117          4,433            -0-
Provision for discontinued operations                                                           2,008          4,854            -0-
Other                                                                                           1,039            467          1,690
Effect on cash of changes in working
   capital and other assets and liabilities:
     Accounts receivable                                                                        3,515         (3,093)           671
     Inventories                                                                               (8,941)       (25,772)          (282)
     Other current assets                                                                      (1,911)        (1,925)        (2,162)
     Accounts payable and accrued liabilities                                                 (28,212)        15,103          4,037
     Other assets and liabilities                                                              (3,836)        (1,620)        (4,358)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      27,906         36,053         47,153
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                                                       (43,723)       (34,735)       (22,312)
   Proceeds from businesses divested and asset sales                                              436          3,694         10,069
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (43,287)       (31,041)       (12,243)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Payments on capital leases                                                                      (1)            (6)            (2)
   Stock repurchases                                                                           (4,826)        (8,778)       (39,519)
   Dividends paid                                                                                (294)          (298)          (300)
   Options exercised and shares issued in employee stock purchase plan                          6,890          6,592          4,028
   Deferred note expenditures                                                                    (386)           -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                             1,383         (2,490)       (35,793)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOW                                                                                 (13,998)         2,522           (883)
Cash and cash equivalents at
   beginning of year                                                                           60,382         57,860         58,743
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $  46,384      $  60,382      $  57,860
===================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid for:
   Interest                                                                                 $   8,156      $   8,043      $   7,520
   Income taxes                                                                                17,749          9,398          2,605

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       GENESCO INC.
                       AND CONSOLIDATED SUBSIDIARIES
                       Consolidated Shareholders' Equity
                       In Thousands

                                                            TOTAL
                                                   NON-REDEEMABLE                       ADDITIONAL
                                                        PREFERRED          COMMON          PAID-IN         TREASURY
                                                            STOCK           STOCK          CAPITAL            STOCK
-------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                  $ 7,918        $ 24,327       $  126,095        $ (17,857)
===================================================================================================================
Net earnings                                                   -0-             -0-              -0-              -0-
Dividends paid                                                 -0-             -0-              -0-              -0-
Exercise of options                                            -0-            693            2,796               -0-
Issue shares - Employee Stock Purchase Plan                    -0-            122              417               -0-
Tax effect of exercise of stock options                        -0-             -0-           1,427               -0-
Stock repurchases                                              -0-         (3,439)         (36,080)              -0-
Other                                                         (36)             12              129               -0-
Comprehensive income
-------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                    7,882          21,715           94,784          (17,857)
===================================================================================================================
Net earnings                                                   -0-             -0-              -0-              -0-
Dividends paid                                                 -0-             -0-              -0-              -0-
Exercise of options                                            -0-          1,013            5,017               -0-
Issue shares - Employee Stock Purchase Plan                    -0-             55              508               -0-
Tax effect of exercise of stock options                        -0-             -0-           2,758               -0-
Stock repurchases                                              -0-           (646)          (8,131)              -0-
Other                                                        (161)             13              258               -0-
Comprehensive income
-------------------------------------------------------------------------------------------------------------------
Balance February 3, 2001                                    7,721          22,150           95,194          (17,857)
===================================================================================================================
Net earnings                                                   -0-             -0-              -0-              -0-
Dividends paid                                                 -0-             -0-              -0-              -0-
Exercise of options                                            -0-            391            5,919               -0-
Issue shares - Employee Stock Purchase Plan                    -0-             42              538               -0-
Tax effect of exercise of stock options                        -0-             -0-           1,138               -0-
Stock repurchases                                              -0-           (271)          (4,555)              -0-
Cumulative effect of SFAS No. 133
  (net of tax of $0.5 million)                                 -0-             -0-              -0-              -0-
Net change in foreign currency forward contracts               -0-             -0-              -0-              -0-
Loss on foreign currency forward contracts
  (net of tax benefit of $0.1 million)                         -0-             -0-              -0-              -0-
Minimum pension liability adjustment
  (net of tax benefit of $11.0 million)                        -0-                              -0-              -0-
Other                                                         (87)             19              388               -0-
Comprehensive income
-------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 2, 2002                                  $ 7,634        $ 22,331       $   98,622        $ (17,857)
===================================================================================================================


                                                           RETAINED     ACCUMULATED                         TOTAL
                                                           EARNINGS           OTHER                        SHARE-
                                                       (ACCUMULATED   COMPREHENSIVE  COMPREHENSIVE       HOLDERS'
                                                           DEFICIT)            LOSS         INCOME         EQUITY
------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999                                  $ (23,904)     $       -0-                     $ 116,579
==================================================================================================================
Net earnings                                                 25,922              -0-        25,922          25,922
Dividends paid                                                 (300)             -0-            -0-           (300)
Exercise of options                                              -0-             -0-            -0-          3,489
Issue shares - Employee Stock Purchase Plan                      -0-             -0-            -0-            539
Tax effect of exercise of stock options                          -0-             -0-            -0-          1,427
Stock repurchases                                                -0-             -0-            -0-        (39,519)
Other                                                            -0-             -0-            -0-            105
                                                                                            ------
Comprehensive income                                                                        25,922
-------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                      1,718              -0-                       108,242
===================================================================================================================
Net earnings                                                 29,598              -0-        29,598          29,598
Dividends paid                                                 (299)             -0-            -0-           (299)
Exercise of options                                              -0-             -0-            -0-          6,030
Issue shares - Employee Stock Purchase Plan                      -0-             -0-            -0-            563
Tax effect of exercise of stock options                          -0-             -0-            -0-          2,758
Stock repurchases                                                -0-             -0-            -0-         (8,777)
Other                                                            -0-             -0-            -0-            110
                                                                                            ------
Comprehensive income                                                                        29,598
-------------------------------------------------------------------------------------------------------------------
Balance February 3, 2001                                     31,017              -0-                       138,225
===================================================================================================================
Net earnings                                                 37,070              -0-        37,070          37,070
Dividends paid                                                 (294)             -0-            -0-           (294)
Exercise of options                                              -0-             -0-            -0-          6,310
Issue shares - Employee Stock Purchase Plan                      -0-             -0-            -0-            580
Tax effect of exercise of stock options                          -0-             -0-            -0-          1,138
Stock repurchases                                                -0-             -0-            -0-         (4,826)
Cumulative effect of SFAS No. 133
  (net of tax of $0.5 million)                                   -0-            808            808             808
Net change in foreign currency forward contracts                 -0-           (906)          (906)           (906)
                                                                            -------       --------        --------
Loss on foreign currency forward contracts
  (net of tax benefit of $0.1 million)                           -0-            (98)           (98)            (98)
Minimum pension liability adjustment
  (net of tax benefit of $11.0 million)                          -0-        (17,238)       (17,238)        (17,238)
Other                                                            -0-             -0-            -0-            320
                                                                                          --------
Comprehensive income                                                                     $  19,734

-------------------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 2, 2002                                 $   67,793       $ (17,336)                     $ 161,187
===================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company's businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at February 2, 2002 of 908 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2). The Company also sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations (see Note 2).

BASIS OF PRESENTATION

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2002 was a 52-week year with 364 days, Fiscal 2001 was a 53-week year with 371 days and Fiscal 2000 was a 52-week year with 364 days. Fiscal Year 2002 ended on February 2, 2002, Fiscal Year 2001 ended on February 3, 2001 and Fiscal Year 2000 ended on January 29, 2000.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain reclassifications have been made to conform prior years' data to the current year presentation.

CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents at February 2, 2002 and February 3, 2001, are cash equivalents of $34.6 million and $53.3 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

INVENTORIES

Inventories of wholesaling and manufacturing companies are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method. Retail inventories are stated at the lower of cost or market with cost determined under the retail inventory method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments at February 2, 2002 and February 3, 2001 are:

FAIR VALUES

IN THOUSANDS                                         2002                              2001
---------------------------------------------------------------------------------------------
                                  CARRYING          FAIR           Carrying           Fair
                                   AMOUNT           VALUE           Amount            Value
---------------------------------------------------------------------------------------------
Long-term Debt                   $ 103,245        $ 128,344        $ 103,500        $ 129,893

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables, foreign currency hedges and accounts payable approximate fair value due to the short-term maturity of these instruments.

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

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of Fiscal 1999. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful (see
Note 13).

REVENUE RECOGNITION

Retail sales are recorded at the point of sale and are net of actual returns. Wholesale revenue is recorded net of estimated returns when the related goods have been shipped and legal title has passed to the customer.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are charged to cost of sales in the period incurred.

PREOPENING COSTS

Costs associated with the opening of new stores are expensed as incurred.

ADVERTISING COSTS

Advertising costs are predominantly expensed as incurred. Advertising costs were $21.5 million, $23.0 million and $19.1 million for Fiscal 2002, 2001 and 2000, respectively.

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

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CAPITALIZED INTEREST

Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost" requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company's own use. The Company capitalized $0.1 million of interest cost in the fourth quarter of Fiscal 2002 in connection with the Company's new distribution center.

EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 14).

OTHER COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" requires, among other things, the Company's minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax.

BUSINESS SEGMENTS

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions (see Notes 2 and 17).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the twelve months ended February 2, 2002, the Company recorded an unrealized loss on foreign currency forward contracts of $0.2 million in accumulated other comprehensive loss, before taxes.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the pay terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 2, 2002 and February 3, 2001, the Company had approximately $12.1 million and $31.3 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately three months. The loss based on spot rates under these contracts at February 2, 2002 was $0.3 million and the gain based on spot rates under these contracts at February 3, 2001 was $1.3 million. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging losses will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales within the twelve months between February 2, 2002 and February 1, 2003.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 2

RESTRUCTURINGS

Johnston & Murphy Plant Closing and Reductions in Operating Expenses

On January 31, 2002, the Company's board of directors approved a plan to close its one remaining manufacturing plant and to implement other initiatives designed to streamline its operations and reduce operating expenses. The Company expects to end operations of the plant early in the third quarter of Fiscal 2003. The Johnston & Murphy plant employs approximately 170 people.

Included in the Company's plan referred to above, is a reduction in expenses due to eliminating approximately 40 positions from its Nashville headquarters workforce. In addition, the Company recognized asset impairments for assets to be held and used in twelve underperforming stores, primarily in the Jarman group.

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge includes $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments (see Note 8). Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica - branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge included contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance (see Note 8). Also included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement. The remaining $0.1 million of anticipated costs associated with the Nautica license termination are expected to be incurred within the next twelve months.

The Nautica footwear business contributed sales of approximately $6.1 million, $18.8 million and $28.4 million and operating losses of $0.6 million, $2.5 million and $2.2 million in Fiscal 2002, 2001 and 2000, respectively.

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

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constitutes the entire Leather segment of the Company's business, the charge to earnings was treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs (see Note 8). The Volunteer Leather business employed approximately 160 people.

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.35 million toward sediment removal in a lake adjacent to the Company's former Volunteer Leather tannery in Whitehall, Michigan. See Note 16 to the Consolidated Financial Statements. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations to provide $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs for a remedial investigation and feasibility study at its former knitting mill in New York.

The operating results of the leather segment are shown below:

                                                         FEBRUARY 3,      JANUARY 29,
IN THOUSANDS                                                   2001*             2000
-------------------------------------------------------------------------------------
Net sales                                                 $  6,545         $ 22,203
Cost of sales and expenses                                   6,917           21,242
-----------------------------------------------------------------------------------
Pretax earnings (loss)                                        (372)             961
Income tax expense (benefit)                                  (146)             374
-----------------------------------------------------------------------------------
NET  EARNINGS (LOSS)                                      $   (226)        $    587
===================================================================================

*Results for the four months ended May 2000

Discontinued operations' sales subsequent to the decision to discontinue were $0.8 million for Fiscal 2001.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 3

ACCOUNTS RECEIVABLE

IN THOUSANDS                                     2002               2001
------------------------------------------------------------------------
Trade accounts receivable                  $   18,607         $   23,146
Miscellaneous receivables                       4,201              3,454
------------------------------------------------------------------------
Total receivables                              22,808             26,600
Allowance for bad debts                        (1,017)            (1,303)
Other allowances                               (1,934)            (2,597)
------------------------------------------------------------------------
NET ACCOUNTS RECEIVABLE                    $   19,857         $   22,700
========================================================================

The Company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 11% of the Company's trade receivables balance as of February 2, 2002 and no other customer accounted for more than 10% of the Company's trade receivables balance as of February 2, 2002.

NOTE 4

INVENTORIES

IN THOUSANDS                                     2002               2001
------------------------------------------------------------------------
Raw materials                              $    1,075         $    1,408
Work in process                                   365                609
Finished goods                                 27,413             34,551
Retail merchandise                            114,003             97,668
------------------------------------------------------------------------
TOTAL INVENTORIES                          $  142,856         $  134,236
========================================================================

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 5

PLANT, EQUIPMENT AND CAPITAL LEASES, NET

IN THOUSANDS                                                 2002               2001
---------------------------------------------------------------------------------------
Plant and equipment:
   Land                                                   $    3,176         $      291
   Buildings and building equipment                            1,228              1,128
   Machinery, furniture and fixtures                          63,800             56,588
   Construction in progress                                   21,088              9,589
   Improvements to leased property                            89,563             73,008
Capital leases:
   Buildings                                                      37                 20
---------------------------------------------------------------------------------------
Plant, equipment and capital leases, at cost                 178,892            140,624
Accumulated depreciation and amortization:
   Plant and equipment                                       (66,317)           (52,870)
   Capital leases                                                (25)                (7)
---------------------------------------------------------------------------------------
NET PLANT, EQUIPMENT AND CAPITAL LEASES                   $  112,550         $   87,747
=======================================================================================

NOTE 6

OTHER NONCURRENT ASSETS

IN THOUSANDS                                                 2002               2001
---------------------------------------------------------------------------------------
Other noncurrent assets:
   Prepaid pension cost                                   $      -0-         $   12,212
   Investments and long-term receivables                       2,945              2,033
   Deferred note expense                                       2,074              2,399
---------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                             $    5,019         $   16,644
=======================================================================================

NOTE 7

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

IN THOUSANDS                                                 2002              2001
---------------------------------------------------------------------------------------
Trade accounts payable                                    $   26,113         $   37,592
Accrued liabilities:
   Employee compensation                                      11,394             19,031
   Rent                                                        8,451              6,004
   Taxes other than income taxes                               4,769              5,371
   Insurance                                                   2,192              2,226
   Interest                                                    1,772              1,802
   Income taxes                                                1,049              9,246
   Other                                                      11,757             12,980
---------------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            $   67,497         $   94,252
=======================================================================================

At February 2, 2002 and February 3, 2001, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $6.7 million and $3.8 million, respectively. These amounts are included in trade accounts payable.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 8

PROVISION FOR DISCONTINUED OPERATIONS AND RESTRUCTURING RESERVES

PROVISION FOR DISCONTINUED OPERATIONS

                                                     EMPLOYEE        FACILITY
                                                     RELATED         SHUTDOWN
IN THOUSANDS                                          COSTS*           COSTS           OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                             $  8,181        $      -0-        $  -0-        $  8,181
Volunteer Leather Provision                             1,063            2,082           426            3,571
Charges and adjustments, net                           (2,695)            (158)          (67)          (2,920)
-------------------------------------------------------------------------------------------------------------
Balance February 3, 2001                                6,549            1,924           359            8,832
Additional provision November 3, 2001                      -0-           1,331          (185)           1,146
Additional provision February 2, 2002                      -0-             170            -0-             170
Charges and adjustments, net                           (2,631)            (119)         (164)          (2,914)
-------------------------------------------------------------------------------------------------------------
Balance February 2, 2002                                3,918            3,306            10            7,234
Current portion                                         2,517            4,202            10            6,729
-------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT PROVISION FOR
  DISCONTINUED OPERATIONS                            $  1,401        $    (896)        $  -0-        $    505
=============================================================================================================

* Includes $3.8 million of apparel union pension withdrawal liability as of February 2, 2002.

RESTRUCTURING RESERVES

                                                          EMPLOYEE        FACILITY
                                                          RELATED         SHUTDOWN
IN THOUSANDS                                               COSTS            COSTS            OTHER            TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000                                  $     64        $     436         $    527         $  1,027
Nautica restructuring                                          517               -0-           2,866            3,383
Charges and adjustments, net                                   (64)            (269)             138             (195)
---------------------------------------------------------------------------------------------------------------------
Balance February 3, 2001                                       517              167            3,531            4,215
Excess restructuring reserve August 4, 2001                    (81)              -0-            (124)            (205)
Additional provision February 2, 2002                        1,445            2,466             (183)           3,728
Charges and adjustments, net                                  (220)            (129)          (2,818)          (3,167)
---------------------------------------------------------------------------------------------------------------------
Balance February 2, 2002                                     1,661            2,504              406            4,571
Current portion (included in accounts
   payable and accrued liabilities)                          1,661              428              406            2,495
---------------------------------------------------------------------------------------------------------------------
TOTAL NONCURRENT RESTRUCTURING RESERVES
   (INCLUDED IN OTHER LONG-TERM LIABILITIES)              $     -0-       $   2,076         $     -0-        $  2,076
=====================================================================================================================

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 9

LONG-TERM DEBT

IN THOUSANDS                                                          2002             2001
----------------------------------------------------------------------------------------------
5 1/2% convertible subordinated notes due April 2005                $ 103,245        $ 103,500
----------------------------------------------------------------------------------------------
Total long-term debt                                                  103,245          103,500
Current portion                                                            -0-              -0-
----------------------------------------------------------------------------------------------
Total Noncurrent Portion of Long-Term Debt                          $ 103,245        $ 103,500
==============================================================================================

REVOLVING CREDIT AGREEMENT:

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004. This agreement replaced a $65 million revolving credit agreement with three banks that was to expire September 24, 2002, providing for loans or letters of credit. Outstanding letters of credit at February 2, 2002 were $7.5 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate plus 0.25% or LIBOR plus 1.25% which may be changed if the Company's pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.50% per annum on $75.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $36.0 million for Fiscal 2002, $38.0 million for Fiscal 2003 and $39.0 million for Fiscal 2004. The capital expenditure limits do not include the first $30.0 million of capital expenditures from the new distribution center. The Company was in compliance with the financial covenants contained in the revolving credit agreement at February 2, 2002.

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

In June of 2001, $255,000 of the 5 1/2% convertible subordinated notes were converted to 12,116 shares of common stock.

The indenture pursuant to which the convertible subordinated notes were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 10

COMMITMENTS UNDER LONG-TERM LEASES

OPERATING LEASES

Rental expense under operating leases of continuing operations was:

IN THOUSANDS                            2002              2001               2000
-----------------------------------------------------------------------------------
Minimum rentals                       $  54,775         $  44,292         $  34,814
Contingent rentals                        4,669             4,569             3,517
Sublease rentals                         (1,280)           (1,390)           (1,039)
-----------------------------------------------------------------------------------
TOTAL RENTAL EXPENSE                  $  58,164         $  47,471         $  37,292
===================================================================================

Minimum rental commitments payable in future years are:

FISCAL YEARS                                   IN THOUSANDS
-----------------------------------------------------------
2003                                            $   59,970
2004                                                59,675
2005                                                58,201
2006                                                56,172
2007                                                54,088
Later years                                        168,782
----------------------------------------------------------
TOTAL MINIMUM RENTAL COMMITMENTS                $  456,888
==========================================================

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 6% of the Company's leases contain renewal options.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 11

SHAREHOLDERS' EQUITY

NON-REDEEMABLE PREFERRED STOCK


                                                               NUMBER OF SHARES         AMOUNTS IN THOUSANDS        COMMON
                                               SHARES      ----------------------------------------------------- CONVERTIBLE  NO. OF
CLASS    (IN ORDER OF PREFERENCE)             AUTHORIZED    2002     2001     2000     2002     2001      2000      RATIO    VOTES
----------------------------------------------------------------------------------------------------------------------------------
Subordinated Serial Preferred (Cumulative)
   $2.30 Series 1                                 64,368   36,957   36,958   37,116  $ 1,478   $ 1,478   $ 1,484      .83       1
   $4.75 Series 3                                 40,449   18,163   18,163   19,369    1,816     1,816     1,937     2.11       2
   $4.75 Series 4                                 53,764   16,412   16,412   16,412    1,641     1,641     1,641     1.52       1
   Series 6                                      400,000       -0-      -0-      -0-      -0-       -0-       -0-             100
$1.50 Subordinated Cumulative Preferred        5,000,000   30,017   30,017   30,017      901       901       901
---------------------------------------------------------------------------------------------------------------------------------
                                                          101,549  101,550  102,914    5,836     5,836     5,963
Employees' Subordinated
   Convertible Preferred                       5,000,000   66,671   70,091   72,066    2,000     2,103     2,162     1.00*      1
---------------------------------------------------------------------------------------------------------------------------------
Stated Value of Issued Shares                                                          7,836     7,939     8,125
Employees' Preferred Stock Purchase Accounts                                            (202)     (218)     (243)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-REDEEMABLE PREFERRED STOCK                                                 $ 7,634   $ 7,721   $ 7,882
=================================================================================================================================

* Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

PREFERRED STOCK TRANSACTIONS

IN THOUSANDS                                                                 EMPLOYEES'
                                                        NON-REDEEMABLE       PREFERRED         TOTAL
                                      NON-REDEEMABLE      EMPLOYEES'           STOCK       NON-REDEEMABLE
                                        PREFERRED         PREFERRED          PURCHASE         PREFERRED
                                          STOCK             STOCK            ACCOUNTS           STOCK
---------------------------------------------------------------------------------------------------------
Balance January 30, 1999                $  5,964           $  2,211           $ (257)          $  7,918
-------------------------------------------------------------------------------------------------------
Other                                         (1)               (49)              14                (36)
-------------------------------------------------------------------------------------------------------
Balance January 29, 2000                   5,963              2,162             (243)             7,882
-------------------------------------------------------------------------------------------------------
Other                                       (127)               (59)              25               (161)
-------------------------------------------------------------------------------------------------------
Balance February 3, 2001                   5,836              2,103             (218)             7,721
Other                                         -0-              (103)              16                (87)
-------------------------------------------------------------------------------------------------------
BALANCE FEBRUARY 2, 2002                $  5,836           $  2,000           $ (202)          $  7,634
=======================================================================================================

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

COMMON STOCK:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 2, 2002--22,330,914 shares; February 3, 2001--22,149,915 shares; January 29,
2000--21,714,678 shares. There were 488,464 shares held in treasury at February 2, 2002 and February 3, 2001 not considering the shares repurchased in Fiscal 2002 - 1999. Each outstanding share is entitled to one vote. At February 2, 2002, common shares were reserved as follows: 160,571 shares for conversion of preferred stock; 145,513 shares for the 1987 Stock Option Plan; 3,219,325 shares for the 1996 Stock Option Plan; 164,221 shares for the Restricted Stock Plan for Directors; and 361,154 shares for the Genesco Employee Stock Purchase Plan.

For the year ended February 2, 2002, 432,969 shares of common stock were issued for the exercise of stock options and 18,530 shares were issued as part of the Directors Restricted Stock Plan. In addition, the Company repurchased 270,500 shares of common stock. An additional 501,100 shares may be repurchased under stock buy back programs announced in Fiscal 1999 through 2002.

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

The Company's revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, however the Company may make payments with respect to preferred stock. At February 2, 2002, $ 20.1 million was available for such payments related to common stock.

The April 9, 1998 indenture, under which the Company's 5 1/2% convertible subordinated notes due 2005 were issued, does not restrict the payment of dividends.

Dividends declared for Fiscal 2002 for the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company's $1.50 Subordinated Cumulative Preferred Stock were $294,000.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 11

SHAREHOLDERS' EQUITY, CONTINUED

CHANGES IN THE SHARES OF THE COMPANY'S CAPITAL STOCK

                                                                                     NON-
                                                                                  REDEEMABLE        EMPLOYEES'
                                                               COMMON              PREFERRED        PREFERRED
                                                                STOCK                STOCK            STOCK
------------------------------------------------------------------------------------------------------------
Issued at January 30, 1999                                    24,327,109            102,926           73,696
Exercise of options                                              692,722                -0-              -0-
Issue shares - Employee Stock Purchase Plan                      122,362                -0-              -0-
Stock Repurchase                                              (3,439,300)               -0-              -0-
Other                                                             11,785                (12)          (1,630)
------------------------------------------------------------------------------------------------------------
Issued at January 29, 2000                                    21,714,678            102,914           72,066
============================================================================================================
Exercise of options                                            1,012,765                -0-              -0-
Issue shares - Employee Stock Purchase Plan                       54,582                -0-              -0-
Stock Repurchase                                                (646,300)               -0-              -0-
Other                                                             14,190             (1,364)          (1,975)
------------------------------------------------------------------------------------------------------------
Issued at February 3, 2001                                    22,149,915            101,550           70,091
============================================================================================================
Exercise of options                                              391,006                -0-              -0-
Issue shares - Employee Stock Purchase Plan                       41,963                -0-              -0-
Stock Repurchase                                                (270,500)               -0-              -0-
Other                                                             18,530                 (1)          (3,420)
------------------------------------------------------------------------------------------------------------
Issued at February 2, 2002                                    22,330,914            101,549           66,671
Less treasury shares                                             488,464                -0-              -0-
------------------------------------------------------------------------------------------------------------
OUTSTANDING AT FEBRUARY 2, 2002                               21,842,450            101,549           66,671
============================================================================================================

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 12

INCOME TAXES

Income tax expense from continuing operations is comprised of the following:

IN THOUSANDS                        2002              2001              2000
------------------------------------------------------------------------------
Current
   U.S. federal                   $  9,672          $ 17,702          $  3,198
   Foreign                             213               587               615
   State                             1,585             1,565               600
Deferred
   U.S. federal                      5,312               217            10,224
   Foreign                              18                67                77
   State                               741                18               933
------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE          $ 17,541          $ 20,156          $ 15,647
==============================================================================

Discontinued operations were recorded net of approximately $0.8 million and $2.0 million tax benefits in Fiscal 2002 and 2001, respectively, and net of approximately $0.4 million tax expense in Fiscal 2000.

As a result of the exercise of non-qualified stock options by the Company's directors and employees during Fiscal 2002, 2001 and 2000, the Company realized a federal income tax benefit of approximately $1.1 million, $2.8 million and $1.4 million, respectively. These tax benefits are accounted for as an increase in current taxes recoverable and an increase in additional paid-in capital.

                                  GENESCO INC.
                          AND CONSOLIDATED SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 12

INCOME TAXES, CONTINUED

Deferred tax assets and liabilities are comprised of the following:

                                                       FEBRUARY,         February 3,
IN THOUSANDS                                              2002              2001
----------------------------------------------------------------------------------
Pensions                                               $    -0-          $  (4,956)
----------------------------------------------------------------------------------
Deferred tax liabilities                                    -0-             (4,956)
----------------------------------------------------------------------------------
Provisions for discontinued operations
   and restructurings                                     2,583              6,602
Inventory valuation                                       2,536              1,938
Pensions                                                  5,583                -0-
Expense accruals                                          5,636              7,458
Allowances for bad debts and notes                          869              1,115
Uniform capitalization costs                              3,098              2,832
Depreciation                                              1,225              1,498
Other                                                     1,746              1,799
Tax credit carryforwards                                    396                373
----------------------------------------------------------------------------------
Deferred tax assets                                      23,672             23,615
----------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                $ 23,672          $  18,659
==================================================================================

Reconciliation of the United States federal statutory rate to the Company's effective tax rate from continuing operations is as follows:

                                                              2002                2001               2000
---------------------------------------------------------------------------------------------------------
U. S. federal statutory rate of tax                           35.00%             35.00%             35.00%
State taxes (net of federal tax benefit)                       3.06               2.90               3.73
Release of deferred tax valuation allowance                     .00               (.40)              (.21)
Previously accrued income taxes                               (6.18)               .00                .00
Other                                                          (.48)               .50               (.34)
---------------------------------------------------------------------------------------------------------
EFFECTIVE TAX RATE                                            31.40%             38.00%             38.18%
=========================================================================================================

In Fiscal 2002 the Company determined that approximately $3.5 million of previously accrued income taxes was no longer required. This amount is reflected as current year income tax benefit.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13

RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors a non-contributory, defined benefit pension plan. Effective January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to their cash balance account under the new formula.

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

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13

RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

ASSETS AND OBLIGATIONS

The following table sets forth the change in benefit obligation for the respective fiscal year:

                                                                    Pension Benefits                 Other Benefits
                                                            ------------------------       ------------------------
IN THOUSANDS                                                     2002           2001           2002            2001
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                     $  96,345      $  87,873       $  1,939        $  1,831
Service cost                                                    1,344          1,181             66              61
Interest cost                                                   7,405          7,265            131             128
Plan participants' contributions                                  -0-            -0-            102             116
Benefits paid                                                  (7,842)        (7,925)          (435)           (661)
Actuarial (gain) or loss                                        7,240          7,951            190             464
-------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                            $104,492      $  96,345       $  1,993        $  1,939
===================================================================================================================

The following table sets forth the change in plan assets for the respective fiscal year:

                                                                    Pension Benefits            Other Benefits
                                                            ------------------------       -------------------
IN THOUSANDS                                                     2002           2001         2002         2001
--------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year              $  94,476       $ 100,278     $   -0-      $   -0-
Actual return (loss) on plan assets                            (2,357)         (1,805)        -0-          -0-
Employer contributions                                          3,126           3,928         333          510
Plan participants' contributions                                  -0-             -0-         102          116
Benefits paid                                                  (7,842)         (7,925)       (435)        (626)
--------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                    $  87,403       $  94,476     $   -0-      $   -0-
==============================================================================================================

At February 2, 2002 and February 3, 2001, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13

RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

The following table sets forth the funded status of the plans for the respective fiscal year:

                                                                        Pension Benefits               Other Benefits
                                                                ------------------------    -------------------------
IN THOUSANDS                                                         2002           2001         2002            2001
---------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                  $(101,449)      $(93,766)   $  (1,993)      $  (1,939)
Future pay increases                                               (3,043)        (2,579)          -0-             -0-
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                     (104,492)       (96,345)      (1,993)         (1,939)
Assets                                                             87,403         94,476           -0-             -0-
---------------------------------------------------------------------------------------------------------------------
Over (under) funded projected benefit obligation                  (17,089)        (1,869)      (1,993)         (1,939)
Transition obligation                                                 -0-            824           -0-             -0-
Prior service cost                                                   (826)          (949)          -0-             -0-
Cumulative net (gains)/losses                                      32,128         14,206          308             154
---------------------------------------------------------------------------------------------------------------------
(Accrued Benefit Liability)/Prepaid Benefit Cost                   14,213         12,212       (1,685)         (1,785)
Adjustment required to recognize
   minimum liability                                              (28,259)            -0-          -0-             -0-
---------------------------------------------------------------------------------------------------------------------
(ACCRUED BENEFIT LIABILITY)/PREPAID BENEFIT COST               $  (14,046)     $  12,112    $  (1,685)      $  (1,785)
=====================================================================================================================

The amounts recognized in the balance sheet consist of:

                                                                        Pension Benefits               Other Benefits
                                                            ----------------------------     ------------------------
IN THOUSANDS                                                         2002           2001         2002            2001
---------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                           $       -0-     $  12,212     $     -0-      $      -0-
Accrued benefit liability                                         (14,046)            -0-      (1,685)         (1,785)
Accumulated other comprehensive loss                               28,259             -0-          -0-             -0-
---------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED ON BALANCE SHEET                         $   14,213      $  12,212     $ (1,685)      $  (1,785)
=====================================================================================================================

ASSUMPTIONS

                                                                        Pension Benefits             Other Benefits
                                                                  ----------------------       --------------------
                                                                      2002          2001          2002         2001
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                        7.375%        7.875%         7.20%        7.50%
Expected return on plan assets                                        8.50%         9.50%           --           --
Rate of compensation increase                                         4.50%         4.50%           --           --

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.875% to 7.375% from Fiscal 2001 to Fiscal 2002. The decrease in the rate increased the accumulated benefit obligation by $4.8 million and increased the projected benefit obligation by $5.3 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 8.00% to 7.875% from Fiscal 2000 to Fiscal 2001. The decrease in the rate increased the accumulated benefit obligation by $1.2 million and increased the projected benefit obligation by $1.2 million.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 13

RETIREMENT AND OTHER BENEFIT PLANS, CONTINUED

For measurement purposes, a 7.00% increase in the health care cost trend rate was used for Fiscal 2002. The trend rate is assumed to decrease gradually to 5.00% by Fiscal 2013. The effect on disclosure information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                                         1% DECREASE             1% INCREASE
         (IN THOUSANDS)                                                     IN RATES                IN RATES
                                                                         -----------             -----------
         Aggregated service and interest cost                              $   (19)                 $   22
         Accumulated postretirement benefit obligation                     $  (135)                 $  155

PENSION EXPENSE

                                                               Pension Benefits                    Other Benefits
                                             ----------------------------------       ---------------------------
IN THOUSANDS                                     2002         2001         2000         2002       2001      2000
-----------------------------------------------------------------------------------------------------------------
Service cost                                 $  1,344     $  1,181     $  1,893       $   66     $   61    $   71
Interest cost                                   7,405        7,265        6,509          131        128       122
Expected return on plan assets                 (8,326)      (8,877)      (7,900)          -0-        -0-       -0-
Amortization:
  Transition obligation                           824          825          825           -0-        -0-       -0-
  Prior service cost                             (123)        (123)        (123)          -0-        -0-       -0-
  Losses                                           -0-          -0-         473           37         22        28
-----------------------------------------------------------------------------------------------------------------
     Net amortization                             701          702        1,175           37         22        28
-----------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                    $  1,124     $    271     $  1,677       $  234     $  211    $  221
=================================================================================================================

SECTION 401(K) SAVINGS PLAN

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee's contribution of up to 5% of salary. Beginning in calendar 2002, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. The contribution expense to the Company for the matching program was approximately $0.9 million for Fiscal 2002 and 2001 and $1.0 million for Fiscal 2000.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 14

EARNINGS PER SHARE

                                     FOR THE YEAR ENDED               For the Year Ended              For the Year Ended
                                        FEB. 2, 2002                      Feb. 3, 2001                    Jan. 29, 2000
                             ---------------------------------- -------------------------------- -----------------------------------
(IN THOUSANDS, EXCEPT           INCOME       SHARES   PER-SHARE    Income       Shares   Per-Share   Income      Shares    Per-Share
     PER SHARE AMOUNTS)      (NUMERATOR) (DENOMINATOR) AMOUNT   (Numerator) (Denominator)  Amount (Numerator) (Denominator) Amount
------------------------------------------------------------------------------------------------------------------------------------

Earnings before
  discontinued operations     $ 38,323                           $  32,831                          $ 25,335

Less: Preferred stock
  dividends                       (294)                               (299)                             (300)
------------------------------------------------------------------------------------------------------------------------------------

BASIC EPS
Income available to
  common shareholders           38,029      21,881     $ 1.74       32,532     21,513      $ 1.51     25,035      22,392      $ 1.12
                                                       ======                              ======                             ======

EFFECT OF DILUTIVE
SECURITIES
  Options                                      438                                522                               644
  5 1/2% convertible
    subordinated notes           3,875       4,906                  3,881       4,918                  3,787      4,918
  Employees' Preferred
    Stock(1)                                    68                                 70                                73
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions                 $ 41,904      27,293    $ 1.54     $  36,413     27,023      $ 1.35    $28,822     28,027      $1.03
====================================================================================================================================

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

Options to purchase 32,000 shares of common stock at $32.65 per share were outstanding at the end of Fiscal 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

The weighted shares outstanding reflects the effect of the stock buy back program of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.7 million shares as of February 2, 2002.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15

STOCK INCENTIVE PLANS AND STOCK PURCHASE PLANS

The Company's stock-based compensation plans, as of February 2, 2002, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans. The compensation cost that has been charged against income for its restricted plans was $0.3 million, $3.8 million and $0.6 million for Fiscal 2002, 2001 and 2000, respectively. The compensation cost that has been charged against shareholders' equity for its directors' restricted stock plan was $70,000, $110,000 and $105,000 for Fiscal 2002, 2001 and 2000, respectively. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        Fiscal Years
                                                    -------------------------------------------------
(In thousands, except per share amounts)                  2002                2001               2000
                                                     ---------           ---------          ---------

Net Income                 As reported               $  37,070           $  29,598          $  25,922
                           Pro forma                 $  35,332           $  28,422          $  24,839

Diluted EPS                As reported               $    1.49           $    1.23          $    1.05
                           Pro forma                 $    1.43           $    1.18          $    1.01

Basic EPS                  As reported               $    1.68           $    1.36          $    1.14
                           Pro forma                 $    1.60           $    1.31          $    1.10

FIXED STOCK INCENTIVE PLANS

The Company has two fixed stock incentive plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 4.4 million shares of common stock, which includes 200,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15

STOCK INCENTIVE PLANS AND STOCK PURCHASE PLANS, CONTINUED

With regard to the 200,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 942 shares, 926 shares and 1,139 shares of restricted stock issued to directors for Fiscal 2002, 2001 and 2000, respectively. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the Outside Director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 2,087 shares, 9,116 shares and 9,157 shares of Retainer Stock issued to directors for Fiscal 2002, 2001 and 2000, respectively.

Annually on the date of the annual meeting of shareholders, each outside director shall receive the automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options become exercisable six months after their respective dates of grant, and expire in ten years. There were 32,000, 32,000 and 28,000 shares of stock options issued to directors for Fiscal 2002, 2001 and 2000, respectively.

The weighted-average fair value of each option granted in the fixed stock incentive plans described above is estimated on the date of grant using the Black-Scholes option-pricing model -average assumptions used for grants in Fiscal 2002, 2001 and 2000, respectively: expected volatility of 62 percent each year; risk-free interest rates of 5.2, 5.3 and 6.7 percent; and expected lives of 5.8, 6.7 and 7.6 years, respectively.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15

STOCK INCENTIVE PLANS AND STOCK PURCHASE PLANS, CONTINUED

A summary of the status of the Company's fixed stock incentive plans as of February 2, 2002, February 3, 2001, and January 29, 2000 and changes during the years ended on those dates is presented below:

                                               2002                           2001                            2000
                                    -----------------------------   ------------------------------  ------------------------------
                                                 WEIGHTED-AVERAGE                 Weighted-Average                Weighted-Average
FIXED OPTIONS                        SHARES       EXERCISE PRICE      Shares       Exercise Price     Shares       Exercise Price
-------------                       ----------   ----------------   ----------    ----------------  ---------     ----------------
Outstanding at beginning of year     1,261,424      $ 11.69          1,917,990         $  7.87      2,271,389          $  5.76
Granted                                427,000        18.17            337,000           16.85        387,500            13.23
Exercised                             (243,799)       10.49           (894,316)           5.57       (591,711)            3.13
Forfeited                              (85,750)       15.24            (99,250)          11.13       (149,188)            8.54
                                    ----------      -------         ----------         -------     ----------          -------
Outstanding at end of year           1,358,875      $ 13.72          1,261,424         $ 11.69      1,917,990          $  7.87
                                    ==========      =======         ==========         =======     ==========          =======

Options exercisable at year-end        593,375                         568,424                      1,238,989
Weighted-average fair value of
  options granted during the year   $    11.49                      $    11.07                     $     9.27

The following table summarizes information about fixed stock options outstanding at February 2, 2002:

                                          Options Outstanding                                 Options Exercisable
                          ------------------------------------------------------      ---------------------------------
                             NUMBER         Weighted-Average                            NUMBER
      Range of            OUTSTANDING          Remaining        Weighted-Average      EXERCISABLE      Weighted-Average
  Exercise Prices          AT 2/2/02        Contractual Life     Exercise Price         AT 2/2/02        Exercise Price
-----------------        -----------       -----------------   -----------------      -----------      ----------------
 $ 1.875 -  2.75              17,500            2.9 years           $  2.43                17,500          $  2.43
   3.375 -  5.00             126,821            4.0                    4.64               126,821             4.64
    5.50 -  7.75              75,875            6.5                    6.06                32,125             6.06
    9.00 - 12.75             210,371            5.1                   10.73               210,371            10.73
   13.00 - 17.75             896,308            8.9                   15.89               174,558            14.77
   18.00 - 32.65              32,000            9.4                   32.65                32,000            32.65
                           ---------            ---                 -------               -------          -------
 $ 1.875 - 32.65           1,358,875            7.7                 $ 13.72               593,375          $ 11.30
                           =========            ===                 =======               =======          =======

RESTRICTED STOCK INCENTIVE PLANS

On January 10, 1997, 200,000 shares of restricted stock options were granted to the chairman of the board (at that time) under the 1996 Stock Incentive Plan. The stock price at the date of grant was $9 per share. The restrictions lapsed for one third of the shares (66,667 shares) on January 31, 1998 and the second one third of the shares on January 31, 1999. The restrictions would have lapsed for the last one third of the shares on January 31, 2000 if the chairman remained on the board of the Company. The chairman resigned in the fourth quarter of Fiscal 2000. The last one third of the shares were not issued. There was compensation income of $0.5 million for these options in Fiscal 2000.

As of the beginning of the first quarter of Fiscal 1999, a three year long term incentive plan was approved for the president - CEO (at that time) which covered Fiscal 1999 through Fiscal 2001. The incentive plan provides a maximum of 300,000 performance shares of stock to be awarded based on cumulative revenue growth, cumulative earnings before income taxes to sales ratio and cumulative assets to sales ratio. There were 147,207, 118,449 and 34,344 shares issued in Fiscal 2002, 2001 and 2000, respectively. Compensation cost charged against income for these shares was $3.7 million and $1.1 million in Fiscal 2001 and 2000.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 15

STOCK INCENTIVE PLANS AND STOCK PURCHASE PLANS, CONTINUED

On October 16, 2000, another three year long term incentive plan was approved for the Chairman and CEO (at that time) which covers Fiscal 2002 through Fiscal 2004. The incentive plan provides a target payout of $470,000 in stock if the Company's total return to shareholders equals the average of two published indices, the Bloomberg U.S. Apparel Index and the S & P 500 Consumer Cyclical Index. The number of shares to be issued is based on the closing price of the stock on October 16, 2000 or $16.63 per share which totals 28,262 shares. These shares vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these shares was $157,000 and $39,000 in Fiscal 2002 and 2001.

On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued is 20,000 shares. These shares vest on May 31, 2004, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $138,000 in Fiscal 2002.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to
1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 41,963 shares, 54,582 shares and 122,362 shares to employees in Fiscal 2002, 2001 and 2000, respectively. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2002, 2001 and 2000, respectively: an expected life of 1 year for all years; expected volatility of 59, 58 and 47 percent; and risk-free interest rates of 1.8, 5.1 and 6.1 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2002, 2001 and 2000 was $6.09, $6.86 and $4.26, respectively.

STOCK PURCHASE PLANS

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $210,000 and $226,000 at February 2, 2002 and February 3, 2001, respectively, and were secured at February 2, 2002, by 10,957 employees' preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 16

LEGAL PROCEEDINGS

New York State Environmental Proceedings

The Company is a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and seeks recovery under a federal environmental statute and certain common law theories for the costs of investigating and performing remedial actions and damage to natural resources. The environmental authorities have selected a plan of remediation for the site with a total estimated cost of approximately $12.0 million. The Company was allocated liability for a 1.31% share of the remediation cost in non-binding mediation with other defendants and the State of New York. The State has offered to release the Company from further liability related to the site in exchange for payment of its allocated share plus a small premium, totaling approximately $180,000, and the Company has accepted. Assuming the settlement is completed as agreed, the Company believes it has fully provided for its liability in connection with the site.

The Company has received notice from the New York State Department of Environmental Conservation (the "Department") that it deems remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considers the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study ("RIFS") and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.9 million to $4.1 million, $3.3 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 16

LEGAL PROCEEDINGS, CONTINUED

Whitehall Environmental Sampling

Pursuant to a work plan approved by the Michigan Department of Environmental Quality ("MDEQ") the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a remedial action plan (the "Plan") for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company's and its predecessors' past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act ("MNREPA") to require the Company to correct the alleged pollution, primarily lake sediment contamination. Further, the City alleged violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.35 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City's lawsuit has been dismissed with prejudice.

The Company believes it has fully provided for the Plan, which remains subject to MDEQ approval. Although the Company does not expect remediation of the site to have a material effect on its financial condition or results of operations, there can be no assurance that the Plan, as amended, will be approved, and the Company is unable to predict whether any further remediation that might ultimately be required would have such an effect.

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17

BUSINESS SEGMENT INFORMATION

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised primarily of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. In Fiscal 2000 the Company operated the Other Retail segment, comprised of General Shoe Warehouse and the Jarman Leased departments, both of which were closed in Fiscal 2000. All the Company's segments sell footwear products at either retail or wholesale. The Company also operated the Leather segment in Fiscal 2000 and some of Fiscal 2001. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

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

                                                                 JOHNSTON    LICENSED
FISCAL 2002                        JOURNEYS        JARMAN        & MURPHY       BRANDS    LEATHER      CORPORATE    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
Sales                             $ 381,736     $ 120,242       $ 167,988     $ 79,805     $  -0-     $      -0-       $ 749,771
Intercompany sales                      -0-           -0-               1       (2,951)       -0-            -0-          (2,950)
--------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS     381,736       120,242         167,989       76,854        -0-            -0-         746,821
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)              51,925         5,319          14,125        8,001        -0-        (10,777)         68,593
Restructuring charge                    -0-           -0-             -0-          -0-        -0-          4,805           4,805
Interest expense                        -0-           -0-             -0-          -0-        -0-          8,698           8,698
Interest income                         -0-           -0-             -0-          -0-        -0-          1,134           1,134
Other                                   -0-           -0-             -0-          -0-        -0-           (360)           (360)
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS           51,925         5,319          14,125        8,001        -0-        (23,506)         55,864
--------------------------------------------------------------------------------------------------------------------------------

Total assets                        120,169        42,687          62,835       25,108        499        112,256         363,554
Depreciation                          7,011         3,044           3,254          146        -0-          2,784          16,239
Capital expenditures                 18,708         5,412           2,951           54        -0-         16,598          43,723

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 17

BUSINESS SEGMENT INFORMATION, CONTINUED

                                                                 Johnston         Licensed
Fiscal 2001                          Journeys        Jarman      & Murphy           Brands     Leather    Corporate   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales                               $ 300,758     $ 109,791     $ 188,152         $ 85,262     $    -0-  $       -0-     $ 683,963
Intercompany sales                         -0-           -0-          (92)          (3,705)         -0-          -0-        (3,797)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS       300,758       109,791       188,060           81,557          -0-          -0-       680,166
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                41,869         8,395        24,636            4,695          -0-     (15,921)        63,674
Restructuring charge                       -0-           -0-           -0-              -0-         -0-       3,433          3,433
Interest expense                           -0-           -0-           -0-              -0-         -0-       8,618          8,618
Interest income                            -0-           -0-           -0-              -0-         -0-       1,418          1,418
Other                                      -0-           -0-           -0-              -0-         -0-         (54)           (54)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS             41,869         8,395        24,636            4,695          -0-     (26,608)        52,987
----------------------------------------------------------------------------------------------------------------------------------

Total assets                           93,761        37,468        71,359           28,658         989      119,928        352,163
Depreciation                            5,070         2,334         2,890               99         149        2,658         13,200
Capital expenditures                   17,133         9,433         4,917              399          -0-       2,853         34,735

                                                             Other    Johnston    Licensed
Fiscal 2001                          Journeys    Jarman     Retail    & Murphy      Brands     Leather    Corporate   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales                                $215,318   $86,897     $8,840    $167,822     $78,818     $    -0-    $     -0-      $557,695
Intercompany sales                         -0-       -0-        -0-       (363)     (4,300)         -0-          -0-        (4,663)
----------------------------------------------------------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS       215,318    86,897      8,840     167,459      74,518          -0-          -0-       553,032
----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                29,719     4,336       (500)     22,187       2,488          -0-     (10,869)        47,361
Interest expense                           -0-       -0-        -0-         -0-         -0-         -0-       8,152          8,152
Interest income                            -0-       -0-        -0-         -0-         -0-         -0-       2,165          2,165
Other                                      -0-       -0-        -0-         -0-         -0-         -0-        (392)          (392)
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS             29,719     4,336       (500)     22,187       2,488          -0-     (17,248)        40,982
----------------------------------------------------------------------------------------------------------------------------------

Total assets                           65,256    23,910        992      61,693      28,678       9,670      110,966        301,165
Depreciation                            3,382     1,724        155       2,763         213         460        1,817         10,514
Capital expenditures                   12,338     2,600         99       3,604          89          47        3,535         22,312

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

NOTE 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     1ST QUARTER                2ND QUARTER                  3RD QUARTER
                                              ------------------------     ---------------------       -----------------------
(IN THOUSANDS, EXCEPT
  PER SHARE AMOUNTS)                              2002            2001         2002          2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------
Net sales                                     $171,918        $146,644     $166,543      $143,243      $185,772       $176,086

Gross margin                                    82,097          68,306       78,365        68,966        85,958         82,662

Pretax earnings                                 13,350          10,190        9,878(1)      9,041        12,868         14,340

Earnings before
 discontinued operations                         8,338           6,193        6,183         5,531         7,991          8,785

Net earnings                                     8,338           5,961        6,183         2,562(2)      7,283(3)       8,785

Diluted earnings per common share:
 Before discontinued operations                    .34             .26          .26           .24           .33            .36
 Net earnings                                      .34             .25          .26           .13           .30            .36

                                                 4TH QUARTER                     FISCAL YEAR
                                          ------------------------          --------------------
(IN THOUSANDS, EXCEPT
  PER SHARE AMOUNTS)                          2002            2001              2002        2001
------------------------------------------------------------------------------------------------
Net sales                                 $222,588        $214,193          $746,821    $680,166

Gross margin                               103,189         102,579           349,609     322,513

Pretax earnings                             19,768(4)       19,416(7)         55,864      52,987

Earnings before
 discontinued operations                    15,811(5)       12,322            38,323      32,831

Net earnings                                15,266(6)       12,290            37,070      29,598

Diluted earnings per common share:
 Before discontinued operations                .61             .49              1.54        1.35
 Net earnings                                  .59             .49              1.49        1.23

(1)      Includes a restructuring gain of $0.3 million (see Note 2).

(2) Includes a loss of $3.0 million, net of tax, from discontinued operations (see Note 2).

(3) Includes a loss of $0.7 million, net of tax, from discontinued operations (see Notes 2 and 16).

(4)      Includes restructuring and other charges of $5.4 million (see Note 2).

(5) Includes tax benefit of $3.5 million for previously accrued income taxes no longer required (see Note 12).

(6) Includes a loss of $0.6 million, net of tax, from discontinued operations (see Notes 2 and 16).

(7)      Includes restructuring and other charges of $4.4 million (see Note 2).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading "Information Concerning Nominees" to be included in the Company's proxy statement relating to the annual meeting of shareholders scheduled for June 26, 2002 (the "Proxy Statement") and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading "Compliance with Beneficial Ownership Reporting Rules" to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading "Executive Officers of Genesco" in this report following Item 4 of Part I.

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

The following information regarding beneficial ownership on March 30, 2002 (except as indicated) of the Company's voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

                                                          CLASS OF                NO. OF                 PERCENT OF
NAME AND ADDRESS                                           STOCK*                 SHARES                   CLASS
----------------                                          --------                ------                 ----------
Capital Group Int'l and
  Capital Guardian Trust Company                           Common               1,271,700(1)                5.8
11100 Santa Monica Blvd.
Los Angeles, CA 90025

JP Morgan Chase & Co.                                      Common               1,817,012(2)                8.3
270 Park Avenue
New York, NY 10017

Lazard Freres & Co. LLC                                    Common               1,397,110(3)                6.4
30 Rockefeller Plaza
New York, NY 10020

Lord, Abbett & Co.                                         Common               1,307,203(4)                6.0
90 Hudson Street
Jersey City, NJ 07302

Taunus Corporation and                                     Common               1,879,064(5)                8.6
 Bankers Trust Company
130 Liberty Street
New York, NY 10006

Wellington Management Company, LLP                         Common               1,651,900(6)                7.6
75 State Street
Boston, MA 02109

Jeannie Bussetti                                           Series 1                 3,000                   8.1
12 Carteret Drive
Pomona, NY 10970

Joseph Bussetti                                            Series 1                 2,000                   5.4
52 South Lilburn Drive
Garnerville, NY 10923

Ronald R. Bussetti                                         Series 1                 2,000                   5.4
12 Carteret Drive
Pomona, NY 10970

S. Robert Weltz, Jr.                                       Series 1                 2,308                   6.2
415 Hot Springs Road
Santa Barbara, CA 93108

Empire & Co.                                               Series 1                 5,889                  15.9
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ 07303

Empire & Co.                                               Series 3                 4,226                  23.3
P. O. Box 426
Exchange Place Station
69 Montgomery St.
Jersey City, NJ 07303

Hazel Grossman                                             Series 3                 1,074                   5.9
30 Argyle Ave., Apt. 209
Riverside, RI 02915

Jack Rubens                                                Series 3                 1,514                   8.3
5114 Windsor Parke Dr.
Boca Raton, FL 33496

Barbara F. Grossman Wasserspring                           Series 3                   933                   5.1
75 Cooper Drive
Great Neck, NY 11023

Melissa Evins                                              Series 4                 2,893                  17.6
417 East 57th Street
New York, NY 10022

Reed Evins                                                 Series 4                 2,418                  14.7
417 East 57th Street
Apt. 32B
New York, NY 10022

James H. Cheek, Jr.                                        Subordinated             2,413                   8.0
Apt. 407                                                   Cumulative
11 Burton Hills Blvd.                                      Preferred
Nashville, TN 37215

-----------------

* See Note 11 to the Consolidated Financial Statements included in Item 8 and under the heading "Voting Securities" included in the Company's Proxy Statement for a more complete description of each class of stock.

(1)      This information is from Schedule 13G dated February 11, 2002.

(2)      This information is from Schedule 13G dated February 12, 2002.

(3)      This information is from Schedule 13G dated February 15, 2002.

(4)      This information is from Schedule 13G dated January 16, 2002.

(5)      This information is from Schedule 13G dated February 13, 2002.

(6)      This information is from Schedule 13G dated February 14, 2002.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference any information appearing under the heading "Certain Relationships and Related Transactions" included in the Company's Proxy Statement.

                                     PART IV

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following are included in Item 8.

Reports of Independent Accountants
Consolidated Balance Sheet, February 2, 2002 and February 3, 2001
Consolidated Earnings, each of the three fiscal years ended 2002, 2001 and 2000 Consolidated Cash Flows, each of the three fiscal years ended 2002, 2001 and 2000
Consolidated Shareholders' Equity, each of the three fiscal years ended 2002, 2001 and 2000
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

II - Reserves, each of the three fiscal years ended 2002, 2001 and 2000

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

         d.       1996 Stock Incentive Plan. Incorporated by reference to
                  Registration Statement on Form S-8 filed July 19, 1996 (File
                  No. 333-08463).

         e. 2002 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

         f.       2003 EVA Incentive Compensation Plan.

         g. Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

         h.       Second Amended and Modified Loan Agreement dated as of July
                  16, 2001 among the Company and Bank of America, N.A., Fifth
                  Third National Bank, Fleet National Bank, The Chase Manhattan
                  Bank and Bank One, N.A. Incorporated by reference to Exhibit
                  (10)h to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. First Amendment to Second
                  Amended, Restated and Modified Loan Agreement dated as of
                  September 6, 2001. Incorporated by reference to Exhibit (10)h to the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

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

(21)     Subsidiaries of the Company.

(23)     a.       Consent of Ernst & Young LLP, Independent Auditors included on page 76.

         b. Consent of PricewaterhouseCoopers LLP, Independent Auditors included on page 77.

(24)     Power of Attorney

(99) Financial Statements and Reports of Independent Accountants with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)a through (10)f and (10)k are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

-----------------

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

REPORTS ON FORM 8-K

The Company filed current reports on Form 8-K on December 18, 2001, January 11, 2002, February 1, 2002, March 4, 2002, April 4, 2002 and April 29, 2002
disclosing Regulation FD disclosures.

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated February 26, 2002 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report (Form 10-K) for the year ended February 2, 2002, filed with the Securities and Exchange Commission:

(1) Form S-8, Registration No. 333-15835 pertaining to the Genesco Inc. 1987 Stock Option Plan

(2) Form S-8, Registration No. 333-30828 pertaining to the Genesco Inc. 1987 Stock Option Plan

(3) Form S-8, Registration No. 333-35329 pertaining to the Genesco Inc. 1987 Stock Option Plan

(4) Form S-8, Registration No. 333-50248 pertaining to the Genesco Inc. 1987 Stock Option Plan

(5) Form S-8, Registration No. 333-94249 pertaining to the Genesco Inc. 1987 Stock Option Plan

(6) Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan

(7) Form S-8, Registration No. 333-08463 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(8) Form S-3, Registration No. 333-58541 pertaining to the issuance of convertible subordinated debt including the related amendments filed on February 12, 2001 and March 14, 2001

We also consent to the incorporation by reference in the Registration Statement on Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 27, 2002 relating to the February 2, 2002 financial statements of the Genesco Employee Stock Purchase Plan, which appears in an exhibit to this Form 10-K.



                                       /s/ Ernst & Young LLP

Nashville, Tennessee
April 26, 2002

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated February 27, 2001 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report (Form 10-K) for the year ended February 2, 2002, filed with the Securities and Exchange Commission:

(1) Form S-8, Registration No. 333-15835 pertaining to the Genesco Inc. 1987 Stock Option Plan

(2) Form S-8, Registration No. 333-30828 pertaining to the Genesco Inc. 1987 Stock Option Plan

(3) Form S-8, Registration No. 333-35329 pertaining to the Genesco Inc. 1987 Stock Option Plan

(4) Form S-8, Registration No. 333-50248 pertaining to the Genesco Inc. 1987 Stock Option Plan

(5) Form S-8, Registration No. 333-94249 pertaining to the Genesco Inc. 1987 Stock Option Plan

(6) Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan

(7) Form S-8, Registration No. 333-08463 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(8) Form S-3, Registration No. 333-58541 pertaining to the issuance of convertible subordinated debt including the related amendments filed on February 12, 2001 and March 14, 2001

We also consent to the incorporation by reference in the Registration Statement on Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated April 6, 2001 relating to the February 3, 2001 and January 29, 2000, financial statements of the Genesco Employee Stock Purchase Plan, which appears in an exhibit to the Form 10-K.



/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
May 3, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENESCO INC.



                                       By: /s/James S. Gulmi
                                          -------------------------------------
                                          James S. Gulmi
                                          Senior Vice President - Finance

Date: May 3, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the third day of May, 2002.




/s/ Hal N. Pennington                                      President and Chief Executive Officer
-----------------------------------------------------      and a Director
Hal N. Pennington



/s/ James S. Gulmi                                         Senior Vice President - Finance
-----------------------------------------------------      (Principal Financial Officer)
James S. Gulmi



/s/ Paul D. Williams                                       Chief Accounting Officer
-----------------------------------------------------
Paul D. Williams

Directors:

Leonard L. Berry*                                          Ben T. Harris*

Robert V. Dale*                                            Kathleen Mason*

W. Lipscomb Davis, Jr.*                                    Linda H. Potter*

Matthew C. Diamond*                                        William A. Williamson, Jr.*

                                                           William S. Wire, II*



*By /s/ Roger G. Sisson
   --------------------------------
   Roger G. Sisson
   Attorney-In-Fact

                                                  GENESCO INC.

                                                  AND CONSOLIDATED SUBSIDIARIES

                                                  Financial Statement Schedule

                                                  February 2, 2002

                                                                     SCHEDULE 2

                                    GENESCO INC.
                                    AND CONSOLIDATED SUBSIDIARIES
                                    Reserves

YEAR ENDED FEBRUARY 2, 2002

                                                                       ADDITIONS
                                                        ------------------------
                                                          CHARGED        CHARGED
                                        BEGINNING       TO PROFIT       TO OTHER       INCREASES         ENDING
IN THOUSANDS                              BALANCE        AND LOSS       ACCOUNTS     (DECREASES)        BALANCE
---------------------------------------------------------------------------------------------------------------
Reserves deducted from assets in
   the balance sheet:
Allowance for bad debt                   $  1,306           (470)            -0-(1)          183 (2)    $ 1,019
Allowance for cash discounts                  -0-             -0-            -0-             -0- (3)        -0-
Allowance for sales returns                 1,176             -0-            -0-             194 (4)      1,370
Allowance for customer deductions             936             -0-            -0-            (662)(5)        274
Allowance for co-op advertising               485             -0-            -0-            (195)(6)        290
---------------------------------------------------------------------------------------------------------------
TOTALS                                   $  3,903           (470)            -0-            (480)       $ 2,953
===============================================================================================================

YEAR ENDED FEBRUARY 3, 2001

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
===============================================================================================================

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $27,000 in 2002, $20,000 in 2001 and, $32,000 in 2000 to the addition above, the total bad debt expense amounted to $(443,000) in 2002, $497,000 in 2001 and $279,000 in 2000.

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