Form 10-Q
period 2002-05-04
GENESCO INC
filed 2002-06-18
CIK 18498

(Mark One) ☑	Form 10-Q Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended May 4, 2002

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☑ No ☐

_______________________________________________
Common Shares Outstanding June 7, 2002 – 21,916,064

PART I – FINANCIAL INFORMATION
Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	May 4,	February 2,	May 5,
	2002	2002	2001

Assets

Current Assets
Cash and cash equivalents	$44,266	$46,384	$34,133
Accounts receivable	22,513	19,857	26,787
Inventories	143,448	142,856	146,960
Deferred income taxes	7,688	7,942	15,263
Other current assets	12,584	12,717	11,349
Accounts receivable of discontinued operations	-0-	-0-	187

Total current assets	230,499	229,756	234,679

Plant, equipment and capital leases	125,419	112,550	90,028
Deferred income taxes	15,730	15,730	3,396
Other noncurrent assets	4,829	5,019	16,591
Plant and equipment of discontinued operations	499	499	554

Total Assets	$376,976	$363,554	$345,248

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$75,185	$67,497	$74,771
Provision for discontinued operations	3,060	6,729	4,023

Total current liabilities	78,245	74,226	78,794

Long-term debt	103,245	103,245	103,500
Other long-term liabilities	24,416	24,391	8,054
Provision for discontinued operations	91	505	3,578

Total liabilities	205,997	202,367	193,926

Contingent liabilities (see Note 8)
Shareholders’ Equity
Non-redeemable preferred stock	7,626	7,634	7,694
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued: May 4, 2002 – 22,403,893; February 2, 2002 – 22,330,914; May 5, 2001 – 22,390,428	22,404	22,331	22,391
Additional paid-in capital	99,824	98,622	100,155
Retained earnings	75,921	67,793	39,281
Accumulated other comprehensive loss	(16,939)	(17,336)	(342)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	170,979	161,187	151,322

Total Liabilities and Shareholders’ Equity	$376,976	$363,554	$345,248

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
Three Months Ended
In Thousands, except per share amounts

	May 4,	May 5,
	2002	2001

Net sales	$190,593	$171,662
Cost of sales	100,445	89,821
Selling and administrative expenses	75,226	66,956

Earnings from operations before interest	14,922	14,885

Interest expense	1,965	2,158
Interest income	(293)	(623)

Total interest expense, net	1,672	1,535

Pretax earnings	13,250	13,350
Income taxes	5,048	5,012

Net Earnings	$8,202	$8,338

Basic net earnings per common share	$0.37	$0.38
Diluted net earnings per common share	$0.33	$0.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Three Months Ended
Consolidated Cash Flows
In Thousands

	May 4,	May 5,
	2002	2001

OPERATIONS:
Net earnings	$8,202	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,362	3,832
Provision for losses on accounts receivable	39	114
Other	285	230
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(2,695)	(4,029)
Inventories	(592)	(12,724)
Other current assets	133	(543)
Accounts payable and accrued liabilities	4,669	(20,368)
Other assets and liabilities	(22)	646

Net cash provided by (used in) operating activities	14,381	(24,504)

INVESTING ACTIVITIES:
Capital expenditures	(17,363)	(6,408)
Proceeds from businesses divested and asset sales	-0-	56

Net cash used in investing activities	(17,363)	(6,352)

FINANCING ACTIVITIES:
Dividends paid	(74)	(74)
Options exercised and shares issued in employee stock purchase plan	932	4,681
Other	6	-0-

Net cash provided by financing activities	864	4,607

Net Cash Flow	(2,118)	(26,249)
Cash and cash equivalents at beginning of period	46,384	60,382

Cash and cash equivalents at end of period	$44,266	$34,133

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,489	$3,519
Income taxes	363	4,601

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 3, 2001	$7,721	$22,150	$95,194	$(17,857)	$31,017	$-0-		$138,225

Net earnings	-0-	-0-	-0-	-0-	37,070	-0-	37,070	37,070
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	391	5,919	-0-	-0-	-0-	-0-	6,310
Issue shares – Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580
Tax effect of exercise of stock options	-0-	-0-	1,138	-0-	-0-	-0-	-0-	1,138
Stock repurchases	-0-	(271)	(4,555)	-0-	-0-	-0-	-0-	(4,826)
Cumulative effect of SFAS No. 133 (net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	808	808	808
Net change in foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	(906)	(906)	(906)

Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(98)	(98)	(98)
Minimum pension liability adjustment (net of tax benefit of $11.0 million)	-0-	-0-	-0-	-0-	-0-	(17,238)	(17,238)	(17,238)
Other	(87)	19	388	-0-	-0-	-0-	-0-	320

Comprehensive income							$19,734

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	8,202	-0-	8,202	8,202
Dividends paid	-0-	-0-	-0-	-0-	(74)	-0-	-0-	(74)
Exercise of options	-0-	69	863	-0-	-0-	-0-	-0-	932
Tax effect of exercise of stock options	-0-	-0-	303	-0-	-0-	-0-	-0-	303
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	397	397	397
Other	(8)	4	36	-0-	-0-	-0-	-0-	32

Comprehensive income							$8,599

Balance May 4, 2002	$7,626	$22,404	$99,824	$(17,857)	$75,921	$(16,939)		$170,979

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements
 The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2003 (“Fiscal 2003”) and of the fiscal year ended February 2, 2002 (“Fiscal 2002”). The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations
 The Company’s businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at May 4, 2002 of 940 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica — branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2).

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

Financial Statement Reclassifications
 Certain reclassifications have been made to conform prior years’ data to the current year presentation.

Cash and Cash Equivalents
 Included in cash and cash equivalents at February 2, 2002 and May 4, 2002, are cash equivalents of $34.6 million and $34.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $5.3 million, and $5.2 million for the first quarter of Fiscal 2003 and 2002, respectively.

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

Capitalized Interest
 Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $0.3 million of interest cost in the first quarter of Fiscal 2003 in connection with the Company’s new distribution center.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 7).

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax.

Business Segments
Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Notes 2 and 9).

Derivative Instruments and Hedging Activities
The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first quarter ended May 4, 2002, the Company recorded an unrealized gain on foreign currency forward contracts of $0.7 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the pay terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 2, 2002 and May 4, 2002, the Company had approximately $12.1 million and $13.5 million, respectively, of such contracts outstanding. Forward exchange contracts have an average term of approximately three months. The loss based on spot rates under these contracts at February 2, 2002 was $0.3 million and the gain based on spot rates under these contracts at May 4, 2002 was $0.5 million. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales within the twelve months between May 4, 2002 and May 3, 2003.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 2
Restructurings

Johnston & Murphy Plant Closing and Reductions in Operating Expenses
On January 31, 2002, the Company’s board of directors approved a plan to close its one remaining manufacturing plant and to implement other initiatives designed to streamline its operations and reduce operating expenses. The Company expects to end operations of the plant early in the third quarter of Fiscal 2003. The Johnston & Murphy plant employs approximately 170 people.

Included in the Company’s plan referred to above, is a reduction in expenses due to eliminating approximately 40 positions from its Nashville headquarters workforce. In addition, the Company recognized asset impairments for assets to be held and used in twelve underperforming stores, primarily in the Jarman group.

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge includes $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments (see Note 6). Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

Nautica Footwear License Cancellation
The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica – branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge included contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance (see Note 6). Also included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement.

The Nautica footwear business contributed sales of approximately $4.2 million and an operating loss of $0.3 million in the first quarter of Fiscal 2002.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 3
Accounts Receivable

	May 4,	February 2,
In thousands	2002	2002

Trade accounts receivable	$23,114	$18,607
Miscellaneous receivables	2,476	4,201

Total receivables	25,590	22,808
Allowance for bad debts	(999)	(1,017)
Other allowances	(2,078)	(1,934)

Net Accounts Receivable	$22,513	$19,857

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Two customers accounted for 24% of the Company’s trade receivables balance as of May 4, 2002 and no other customer accounted for more than 11% of the Company’s trade receivables balance as of May 4, 2002.

Note 4
Inventories

	May 4,	February 2,
In thousands	2002	2002

Raw materials	$817	$1,075
Work in process	335	365
Finished goods	20,233	27,413
Retail merchandise	122,063	114,003

Total Inventories	$143,448	$142,856

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	May 4,	February 2,
In thousands	2002	2002

Plant and equipment:
Land	$3,176	$3,176
Buildings and building equipment	1,097	1,228
Machinery, furniture and fixtures	65,201	63,800
Construction in progress	31,580	21,088
Improvements to leased property	92,743	89,563
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	193,834	178,892
Accumulated depreciation and amortization:
Plant and equipment	(68,390)	(66,317)
Capital leases	(25)	(25)

Net Plant, Equipment and Capital Leases	$125,419	$112,550

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 3, 2001	$6,549	$1,924	$359	$8,832
Additional provision November 3, 2001	-0-	1,331	(185)	1,146
Additional provision February 2, 2002	-0-	170	-0-	170
Charges and adjustments, net	(2,631)	(119)	(164)	(2,914)

Balance February 2, 2002	3,918	3,306	10	7,234
Charges and adjustments, net	(628)	(3,455)	-0-	(4,083)

Balance May 4, 2002	3,290	(149)	10	3,151
Current portion	2,517	533	10	3,060

Total Noncurrent Provision for Discontinued Operations	$773	$(682)	$-0-	$91

*	Includes $3.2 million of apparel union pension withdrawal liability.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 3, 2001	$517	$167	$3,531	$4,215
Excess restructuring reserve August 4, 2001	(81)	-0-	(124)	(205)
Additional provision February 2, 2002	1,445	2,466	(183)	3,728
Charges and adjustments, net	(220)	(129)	(2,818)	(3,167)

Balance February 2, 2002	1,661	2,504	406	4,571
Charges and adjustments, net	(727)	(141)	(62)	(930)

Balance May 4, 2002	934	2,363	344	3,641
Current portion (included in accounts payable and accrued liabilities)	934	356	344	1,634

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$2,007	$-0-	$2,007

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 4, 2002			May 5, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$8,202			$8,338
Less: Preferred stock dividends	(74)			(74)

Basic EPS
Income available to common shareholders	8,128	21,876	$.37	8,264	21,846	$.38

Effect of Dilutive Securities
Options		465			491
5 1/2% convertible subordinated notes	968	4,906		970	4,918
Employees’ preferred stock(1)		67			69

Diluted EPS
Income available to common shareholders plus assumed conversions	$9,096	27,314	$.33	$9,234	27,324	$.34

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.7 million shares as of May 4, 2002.

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.9 million to $4.1 million, $3.4 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

Whitehall Environmental Sampling
Pursuant to a work plan approved by the Michigan Department of Environmental Quality (“MDEQ”) the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s Volunteer Leather Company facility in Whitehall, Michigan. On June 29, 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon alleging that the Company’s and its predecessors’ past wastewater management practices have adversely affected the environment, and seeking injunctive relief under Parts 17 and 201 of the Michigan Natural Resources Environmental Protection Act (“MNREPA”) to require the Company to correct the alleged pollution, primarily lake sediment contamination. Further, the City alleged violations of City ordinances prohibiting blight and litter, and that the Whitehall Volunteer Leather plant constitutes a public nuisance. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.35 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City’s lawsuit has been dismissed with prejudice.

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

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Jarman sell primarily branded products from other companies while Johnston & Murphy and Licensed Brands sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost, deferred note expense and fixed assets of the Company’s discontinued leather segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense and interest income.

Three Months Ended
May 4, 2002			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$91,474	$33,199	$42,365	$24,390	$-0-	$191,428
Intercompany sales	-0-	-0-	-0-	(835)	-0-	(835)

Net sales to external customers	91,474	33,199	42,365	23,555	-0-	190,593

Operating income (loss)	8,203	2,650	4,107	2,787	(2,825)	14,922
Interest expense	-0-	-0-	-0-	-0-	1,965	1,965
Interest income	-0-	-0-	-0-	-0-	293	293

Earnings before income taxes	8,203	2,650	4,107	2,787	(4,497)	13,250

Total assets	126,385	44,105	62,987	22,591	120,908	376,976
Depreciation	2,083	759	776	34	710	4,362
Capital expenditures	5,949	813	242	9	10,350	17,363

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended
May 5, 2001			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$80,348	$25,071	$41,567	$25,680	$-0-	$172,666
Intercompany sales	-0-	-0-	-0-	(1,004)	-0-	(1,004)

Net sales to external customers	80,348	25,071	41,567	24,676	-0-	171,662

Operating income (loss)	10,075	931	4,126	2,935	(3,182)	14,885
Interest expense	-0-	-0-	-0-	-0-	2,158	2,158
Interest income	-0-	-0-	-0-	-0-	623	623

Earnings before income taxes	10,075	931	4,126	2,935	(4,717)	13,350

Total assets	104,783	42,852	74,674	30,615	92,324	345,248
Depreciation	1,583	711	816	43	679	3,832
Capital expenditures	3,741	1,543	740	10	374	6,408

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, including all statements that do not refer to past or present events or conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy or changes in fashions or tastes that the Company fails to anticipate or respond appropriately to, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, including the impact of opening a new distribution center, the inability to adjust inventory levels to sales and changes in business strategies by the Company’s competitors, among other factors. Other factors that could cause results to differ from expectations include the Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, and the outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

Significant Developments

Johnston & Murphy Plant Closing and Reductions in Operating Expenses
On January 31, 2002, the Company’s board of directors approved a plan to close its one remaining manufacturing plant and to implement other initiatives designed to streamline its operations and reduce operating expenses. The Company expects to end operations of the plant early in the third quarter of Fiscal 2003. The Johnston & Murphy plant employs approximately 170 people.

Included in the Company’s plan referred to above, is a reduction in expenses due to eliminating approximately 40 positions from its Nashville headquarters workforce. In addition, the Company recognized asset impairments for assets to be held and used in twelve underperforming stores, primarily in the Jarman group.

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge includes $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments. See Note 6 to the Consolidated Financial Statements. Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

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

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge included contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. See Note 6 to the Consolidated Financial Statements. Also included in the charge was a $1.0 million inventory write-down which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the termination of the Nautica Footwear license agreement. Included in the gain is a $0.1 million reversal of inventory write-down which is reflected in gross margin on the income statement.

Business Segments
The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Jarman, comprised of the Jarman and Underground Station retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail stores, direct marketing and wholesale distribution; and Licensed Brands, comprised of Dockers and Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001.

Results of Operations – First Quarter Fiscal 2003 Compared to Fiscal 2002
The Company’s net sales in the first quarter ended May 4, 2002 increased 11.0% to $190.6 million from $171.7 million in the first quarter ended May 5, 2001. Gross margin increased 10.2% to $90.1 million in the first quarter this year from $81.8 million in the same period last year but decreased as a percentage of net sales from 47.7% to 47.3%. Selling and administrative expenses in the first quarter this year increased 12.4% from the first quarter last year and increased as a percentage of net sales from 39.0% to 39.5%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first quarter ended May 4, 2002 were $13.3 million compared to $13.4 million for the first quarter ended May 5, 2001.

Net earnings for the first quarter ended May 4, 2002 were $8.2 million ($0.33 diluted earnings per share) compared to $8.3 million ($0.34 diluted earnings per share) for the first quarter ended May 5, 2001. The Company recorded an effective federal income tax rate of 38.1% in the first quarter this year compared to 37.5% in the same period past year.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Journeys

	Three Months Ended

	May 4, 2002	May 5, 2001	% Change

	(dollars in thousands)
Net sales	$91,474	$80,348	13.8%
Operating income	$8,203	$10,075	(18.6)%
Operating margin	9.0%	12.5%

Reflecting primarily a 25% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 3% decrease in comparable store sales, net sales from Journeys increased 13.8% for the first quarter ended May 4, 2002 compared to the same period last year. The average price per pair of shoes decreased 6% in the first quarter of Fiscal 2003, reflecting increased markdowns and changes in product mix, while unit sales increased 20% during the same period. The store count for Journeys was 564 stores at the end of the first quarter of Fiscal 2003, including 21 Journeys Kidz stores, compared to 452 stores at the end of the first quarter last year, including 5 Journeys Kidz stores.

Journeys operating income for the first quarter ended May 4, 2002 was down 18.6% to $8.2 million compared to $10.1 million for the first quarter ended May 5, 2001. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Jarman

	Three Months Ended

	May 4,	May 5,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$33,199	$25,071	32.4%
Operating income	$2,650	$931	184.6%
Operating margin	8.0%	3.7%

Reflecting primarily both a 19% increase in comparable store sales and an 8% increase in average stores operated, net sales from the Jarman division (including Underground Station stores) increased 32.4% for the first quarter ended May 4, 2002 compared to the same period past year. The average price per pair of shoes decreased 1% in the first quarter of Fiscal 2003, primarily reflecting changes in product mix and increased markdowns, while unit sales increased 36% during the same period.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Jarman operated 228 stores at the end of the first quarter of Fiscal 2003, including 102 Underground Station stores. The Company had operated 213 stores in the Jarman division at the end of the first quarter last year, including 70 Underground Station stores.

Jarman operating income for the first quarter ended May 4, 2002 was $2.7 million compared to $0.9 million for the first quarter ended May 5, 2001. The increase was due to increased sales and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	May 4,	May 5,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$42,365	$41,567	1.9%
Operating income	$4,107	$4,126	(0.5)%
Operating margin	9.7%	9.9%

Johnston & Murphy net sales increased 1.9% to $42.4 million for the first quarter ended May 4, 2002 from $41.6 million for the first quarter ended May 5, 2001, reflecting primarily a 1% increase in comparable store sales for Johnston & Murphy retail operations. Retail operations accounted for 68% of Johnston & Murphy segment sales in the first quarter this year, up from 66% in the first quarter last year. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2003 included 148 Johnston & Murphy stores and factory stores compared to 145 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2002. The average price per pair of shoes for Johnston & Murphy retail decreased 9% in the first quarter this year, primarily due to increased markdowns and changes in product mix, while unit sales increased 22% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 11% in the first quarter of Fiscal 2003 while the average price per pair of shoes decreased 12% for the same period, reflecting increased promotional activities and mix changes.

Johnston & Murphy operating income for the first quarter ended May 4, 2002 decreased 0.5% primarily due to increased expenses as a percentage of net sales.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Licensed Brands

	Three Months Ended

	May 4,	May 5,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$23,555	$24,676	(4.5)%
Operating income	$2,787	$2,935	(5.0)%
Operating margin	11.8%	11.9%

Licensed Brands’ net sales decreased 4.5% to $23.6 million for the first quarter ended May 4, 2002 from $24.7 million for the first quarter ended May 5, 2001. The sales decrease reflected a 15% increase in net sales of Dockers Footwear, offset by the closing of the Nautica Footwear division, which accounted for $4.2 million in sales in the same quarter last year. Unit sales for the Licensed Brands wholesale businesses decreased 13% for the first quarter this year, while the average price per pair of shoes increased 11% for the same period, reflecting last year’s liquidation of Nautica Footwear inventory in connection with the closing of that business.

Licensed Brands’ operating income for the first quarter ended May 4, 2002 decreased 5.0% from $2.9 million for the first quarter ended May 5, 2001 to $2.8 million, primarily due to increased expenses as a percentage of net sales.

For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments – Nautica Footwear License Cancellation.” Net sales for Nautica footwear were $4.2 million for the first quarter of Fiscal 2002, while the operating loss was $0.3 million for the first quarter of Fiscal 2002.

Corporate and Interest Expenses
Corporate and other expenses for the first quarter ended May 4, 2002 were $2.8 million compared to $3.2 million for the first quarter ended May 5, 2001 for a decrease of 11.2%. The decrease in corporate expenses in the first quarter this year is attributable primarily to decreased professional fees.

Interest expense decreased 8.9% from $2.2 million in the first quarter ended May 5, 2001 to $2.0 million for the first quarter ended May 4, 2002, primarily due to capitalized interest for the Company’s new distribution center. See Note 1 to the Consolidated Financial Statements.

Interest income decreased 53% from $0.6 million in the first quarter last year to $0.3 million in the first quarter this year due to decreases in interest rates. There were no borrowings under the Company’s revolving credit facility during the three months ended May 4, 2002 or May 5, 2001.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	May 4,	May 5,
	2002	2001

	(dollars in millions)
Cash and short-term investments	$44.3	$34.1
Working capital	$152.3	$155.9
Long-term debt (includes current maturities)	$103.2	$103.5
Current ratio	2.9x	3.0x

Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $14.4 million in the first three months of Fiscal 2003 compared to cash used in operating activities of $24.5 million in the first three months of Fiscal 2002. The $38.9 million increase in cash flow from operating activities reflects primarily a $12.1 million decrease in the growth in inventory over the prior year primarily due to tighter inventory control, a $14.4 million increase in accounts payable over the prior year primarily due to changes in buying patterns and a $10.7 million decrease in accrued liabilities from the prior year primarily due to lower incentive compensation payments and $4.2 million in lower tax payments.

The $0.6 million increase in inventories at May 4, 2002 from February 2, 2002 levels reflects increases in retail inventory to support the net increase of 32 stores in the first quarter this year.

Accounts receivable at May 4, 2002 increased $2.7 million compared to February 2, 2002 primarily due to increased wholesale sales.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended

	May 4,	May 5,
	2002	2001

	(in thousands)
Accounts payable	$12,130	$(2,230)
Accrued liabilities	(7,461)	(18,138)

	$4,669	$(20,368)

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in cash used for changes in accrued liabilities for the first quarter this year was due primarily to lower payments of incentive compensation this year versus last year and lower income tax payments.

There were no revolving credit borrowings during the first three months ended May 4, 2002 and May 5, 2001, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement, as amended September 6, 2001, expires July 16, 2004.

Capital Expenditures
Total capital expenditures in Fiscal 2003 are expected to be approximately $43.1 million. These include expected retail expenditures of $25.2 million to open approximately 90 Journeys stores, 25 Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores and 25 Underground Station stores and to complete 51 major store renovations which includes four conversions of Jarman stores to Underground Station stores. Capital expenditures for wholesale operations and other purposes, are expected to be approximately $17.9 million, including approximately $2.1 million for new systems to improve customer service and support the Company’s growth and $13.9 million for a new distribution center to support the Company’s retail growth. The Company expects a total cost of $28.7 million, including capitalized interest of $0.5 million, for the distribution center, including capital expenditures of $14.3 million in Fiscal 2002 and $10.0 million in the first quarter of Fiscal 2003 and expects to spend an additional $3.9 million to complete construction, primarily in the second quarter.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2003, including costs associated with construction of a new distribution center. The Company may borrow from time to time, particularly in the fall, to support seasonal working capital requirements should cash provided by operations not be sufficient to fund these items listed above. The approximately $4.1 million of

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In October 2001, the Company’s board of directors authorized the repurchase, from time to time, of up to 0.4 million shares of the Company’s common stock. There are 501,100 shares remaining to be repurchased under this and prior authorizations. Any purchases would be funded from available cash. The Company has repurchased a total of 6.7 million shares at a cost of $65.4 million under a series of authorizations since Fiscal 1999. The Company did not repurchase any shares during the first quarter of Fiscal 2003.

There were $8.7 million of letters of credit outstanding under the revolving credit agreement at May 4, 2002, leaving availability under the revolving credit agreement of $66.3 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at May 4, 2002.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, however the Company may make payments with respect to preferred stock. At May 4, 2002, $24.6 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.0 million reflected in Fiscal 2002 and $2.6 million reflected in Fiscal 2001. The Company monitors these matters on an ongoing basis and at least quarterly management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Genesco Inc. and Consolidated Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 4, 2002. As a result, the Company considers the interest rate market risk implicit in these investments at May 4, 2002, to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 4, 2002, the Company had $13.5 million of foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The gain on contracts outstanding at May 4, 2002 was $0.5 million based on current spot rates. As of May 4, 2002, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.7 million.

Accounts Receivable – The Company’s accounts receivable balance at May 4, 2002 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers account for 24% of the Company’s trade accounts receivable balance as of May 4, 2002. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at May 4, 2002, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, result of operations or cash flows for Fiscal 2003 would not be material.

PART II — OTHER INFORMATION

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company incorporates by reference the information regarding market risk to appear under the heading “Financial Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

The Company filed a current report on Form 8-K on May 24, 2002 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
June 18, 2002