Form 10-Q
period 2002-08-03
GENESCO INC
filed 2002-09-17
CIK 18498

(Mark One) ☑	Form 10-Q Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended August 3, 2002

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☑ No ☐

Common Shares Outstanding September 6, 2002 – 21,857,089

PART I — FINANCIAL INFORMATION Item 1. Financial Statements Genesco Inc. and Consolidated Subsidiaries Consolidated Balance Sheet In Thousands

	August 3,	February 2,	August 4,
	2002	2002	2001

Assets
Current Assets
Cash and cash equivalents	$32,214	$46,384	$24,513
Accounts receivable	16,785	19,857	27,053
Inventories	202,062	142,856	182,216
Deferred income taxes	7,276	7,942	15,263
Other current assets	12,276	12,717	11,402

Total current assets	270,613	229,756	260,447

Plant, equipment and capital leases	128,617	112,550	95,971
Deferred income taxes	15,730	15,730	3,396
Other noncurrent assets	4,702	5,019	16,591
Noncurrent assets of discontinued operations	1,085	499	605

Total Assets	$420,747	$363,554	$377,010

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$82,305	$26,113	$61,554
Accrued liabilities	32,709	41,384	38,391
Provision for discontinued operations	3,190	6,729	3,954

Total current liabilities	118,204	74,226	103,899

Long-term debt	103,245	103,245	103,245
Other long-term liabilities	24,591	24,391	7,898
Provision for discontinued operations	-0-	505	3,327

Total liabilities	246,040	202,367	218,369

Contingent liabilities (see Note 8)
Shareholders’ Equity
Non-redeemable preferred stock	7,600	7,634	7,669
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued: August 3, 2002 – 22,350,553; February 2, 2002 – 22,330,914; August 4, 2001 – 22,475,128	22,351	22,331	22,475
Additional paid-in capital	99,099	98,622	101,534
Retained earnings	79,810	67,793	45,391
Accumulated other comprehensive loss	(16,296)	(17,336)	(571)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	174,707	161,187	158,641

Total Liabilities and Shareholders’ Equity	$420,747	$363,554	$377,010

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Consolidated Subsidiaries Consolidated Earnings In Thousands, except per share amounts

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales	$174,842	$166,483	$365,435	$338,145
Cost of sales	91,991	88,178	192,436	177,999
Selling and administrative expenses	74,666	66,744	149,892	133,700
Restructuring credit	-0-	(205)	-0-	(205)

Earnings from operations before interest	8,185	11,766	23,107	26,651

Interest expense	2,114	2,157	4,079	4,315
Interest income	(192)	(269)	(485)	(892)

Total interest expense, net	1,922	1,888	3,594	3,423

Pretax earnings	6,263	9,878	19,513	23,228
Income taxes	2,300	3,695	7,348	8,707

Net Earnings	$3,963	$6,183	$12,165	$14,521

Basic earnings per common share	$.18	$.28	$.55	$.66
Diluted earnings per common share	$.17	$.26	$.51	$.60

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Consolidated Subsidiaries Consolidated Cash Flows In Thousands

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

OPERATIONS:
Net earnings	$3,963	$6,183	$12,165	$14,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,593	3,938	8,955	7,770
Provision for losses on accounts receivable	(45)	(167)	(6)	(53)
Restructuring charge (gain)	-0-	(269)	-0-	(269)
Other	263	86	548	316
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	5,773	90	3,078	(3,939)
Inventories	(58,614)	(35,193)	(59,206)	(47,917)
Other current assets	308	(55)	441	(598)
Accounts payable	44,062	26,142	56,192	23,962
Accrued liabilities	(7,355)	(1,061)	(14,816)	(19,249)
Other assets and liabilities	3,801	338	3,779	984

Net cash provided by (used in) operating activities	(3,251)	32	11,130	(24,472)

INVESTING ACTIVITIES:
Capital expenditures	(7,853)	(10,025)	(25,216)	(16,433)
Proceeds from businesses divested and asset sales	1	147	1	203

Net cash provided by (used in) investing activities	(7,852)	(9,878)	(25,215)	(16,230)

FINANCING ACTIVITIES:
Stock Repurchase	(913)	-0-	(913)	-0-
Dividends paid	(74)	(73)	(148)	(147)
Deferred note expense	-0-	(356)	-0-	(356)
Options exercised and shares issued in employee stock purchase plan	44	655	976	5,336
Other	(6)	-0-	-0-	-0-

Net cash provided by (used in) financing activities	(949)	226	(85)	4,833

Net Cash Flow	(12,052)	(9,620)	(14,170)	(35,869)
Cash and cash equivalents at beginning of period	44,266	34,133	46,384	60,382

Cash and cash equivalents at end of period	$32,214	$24,513	$32,214	$24,513

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$639	$464	$4,128	$3,983
Income taxes	8,678	8,275	9,041	12,876

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Consolidated Subsidiaries Consolidated Shareholders’ Equity In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 3, 2001	$7,721	$22,150	$95,194	$(17,857)	$31,017	$-0-		$138,225

Net earnings	-0-	-0-	-0-	-0-	37,070	-0-	37,070	37,070
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	391	5,919	-0-	-0-	-0-	-0-	6,310
Issue shares — Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580
Tax effect of exercise of stock options	-0-	-0-	1,138	-0-	-0-	-0-	-0-	1,138
Stock repurchases	-0-	(271)	(4,555)	-0-	-0-	-0-	-0-	(4,826)
Cumulative effect of SFAS No. 133 (net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	808	808	808
Net change in foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	(906)	(906)	(906)

Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(98)	(98)	(98)
Minimum pension liability adjustment (net of tax benefit of $11.0 million)	-0-	-0-	-0-	-0-	-0-	(17,238)	(17,238)	(17,238)
Other	(87)	19	388	-0-	-0-	-0-	-0-	320

Comprehensive income							$19,734

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	12,165	-0-	12,165	12,165
Dividends paid	-0-	-0-	-0-	-0-	(148)	-0-	-0-	(148)
Exercise of options	-0-	73	903	-0-	-0-	-0-	-0-	976
Tax effect of exercise of stock options	-0-	-0-	348	-0-	-0-	-0-	-0-	348
Stock repurchases	-0-	(58)	(855)	-0-	-0-	-0-	-0-	(913)
Gain on foreign currency forward contracts (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	-0-	1,040	1,040	1,040
Other	(34)	5	81	-0-	-0-	-0-	-0-	52

Comprehensive income							$13,205

Balance August 3, 2002	$7,600	$22,351	$99,099	$(17,857)	$79,810	$(16,296)		$174,707

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

Nature of Operations

The Company’s businesses include the manufacture or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at August 3, 2002 of 964 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica — branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2).

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

Cash and Cash Equivalents

Included in cash and cash equivalents at February 2, 2002 and August 3, 2002, are cash equivalents of $34.6 million and $20.4 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $10.5 million, and $10.3 million for the first six months of Fiscal 2003 and 2002, respectively.

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

Capitalized Interest

Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $0.4 million of interest cost in the first six months of Fiscal 2003 in connection with the Company’s new distribution center.

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

Derivative Instruments and Hedging Activities

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first six months ended August 3, 2002, the Company recorded an unrealized gain on foreign currency forward contracts of $1.7 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 2, 2002 and August 3, 2002, the Company had approximately $12.1 million and $7.6 million, respectively, of such contracts outstanding. Forward exchange contracts at August 3, 2003 have an average remaining term of approximately one month. The loss based on spot rates under these contracts at February 2, 2002 was $0.3 million and the gain based on spot rates under these contracts at August 3, 2002 was $1.0 million. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales within the twelve months between August 3, 2002 and August 2, 2003.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 2
Restructurings

Johnston & Murphy Plant Closing and Reductions in Operating Expenses

On January 31, 2002, the Company’s board of directors approved a plan to streamline operations and reduce operating expenses. The plan included closing the Company’s last remaining manufacturing plant and eliminating approximately 40 positions from its Nashville headquarters workforce. At the same time, the Company recognized the impairment of assets used in 12 underperforming stores, primarily in the Jarman group.

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

The Company expects to end operations in the manufacturing plant, which employed approximately 100 people at August 3, 2002, in the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for the first six months of Fiscal 2002 include sales of Nautica — branded footwear to fill existing customer orders and sell existing inventory.

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

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the successful completion of activities related to the Nautica Footwear license agreement’s termination. The gain included a $0.1 million reversal of the earlier inventory write-down, because the Company was able to liquidate its Nautica Footwear inventories at better prices than it initially expected. The reversal is reflected in gross margin on the income statement.

The Nautica footwear business contributed sales of approximately $1.8 million and $6.0 million and operating losses of $0.3 million and $0.6 million in the second quarter and six months of Fiscal 2002.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 3
Accounts Receivable

	August 3,	February 2,
In thousands	2002	2002

Trade accounts receivable	$17,188	$18,607
Miscellaneous receivables	1,935	4,201

Total receivables	19,123	22,808
Allowance for bad debts	(953)	(1,017)
Other allowances	(1,385)	(1,934)

Net Accounts Receivable	$16,785	$19,857

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 13% of the Company’s trade receivables balance as of August 3, 2002 and no other customer accounted for more than 10% of the Company’s trade receivables balance as of August 3, 2002.

Note 4
Inventories

	August 3,	February 2,
In thousands	2002	2002

Raw materials	$971	$1,075
Work in process	207	365
Finished goods	30,350	27,413
Retail merchandise	170,534	114,003

Total Inventories	$202,062	$142,856

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	August 3,	February 2,
In thousands	2002	2002

Plant and equipment:
Land	$4,791	$3,176
Buildings and building equipment	13,219	1,228
Machinery, furniture and fixtures	68,297	63,800
Construction in progress	18,944	21,088
Improvements to leased property	95,354	89,563
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	200,642	178,892
Accumulated depreciation and amortization:
Plant and equipment	(72,000)	(66,317)
Capital leases	(25)	(25)

Net Plant, Equipment and Capital Leases	$128,617	$112,550

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 3, 2001	$6,549	$1,924	$359	$8,832
Additional provision November 3, 2001	-0-	1,331	(185)	1,146
Additional provision February 2, 2002	-0-	170	-0-	170
Charges and adjustments, net	(2,631)	(119)	(164)	(2,914)

Balance February 2, 2002	3,918	3,306	10	7,234
Charges and adjustments, net	(1,230)	(3,400)	-0-	(4,630)

Balance August 3, 2002	2,688	(94)	10	2,604
Current portion	2,553	627	10	3,190

Total Noncurrent Provision for Discontinued Operations**	$135	$(721)	$-0-	$(586)

*	Includes $2.6 million of apparel union pension withdrawal liability.
**	Included in noncurrent assets of discontinued operations.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 3, 2001	$517	$167	$3,531	$4,215
Excess restructuring reserve August 4, 2001	(81)	-0-	(124)	(205)
Additional provision February 2, 2002	1,445	2,466	(183)	3,728
Charges and adjustments, net	(220)	(129)	(2,818)	(3,167)

Balance February 2, 2002	1,661	2,504	406	4,571
Charges and adjustments, net	(869)	(176)	(62)	(1,107)

Balance August 3, 2002	792	2,328	344	3,464
Current portion (included in accrued liabilities)	792	483	344	1,619

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$1,845	$-0-	$1,845

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 3, 2002			August 4, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$3,963			$6,183
Less: Preferred stock dividends	(74)			(73)

Basic EPS
Income available to common shareholders	3,889	21,914	$.18	6,110	21,962	$.28

Effect of Dilutive Securities
Options		436			518
5 1/2% convertible subordinated notes	-0-	-0-		969	4,906
Employees’ preferred stock(1)		66			69

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,889	22,416	$.17	$7,079	27,455	$.26

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,654, 38,324 and 24,946, respectively.

The amount of the interest on the convertible subordinated notes (net of tax) for the period per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debt is not reflected in diluted earnings per share because it is antidilutive.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.8 million shares as of August 3, 2002.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Six Months Ended			For the Six Months Ended
	August 3, 2002			August 4, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$12,165			$14,521
Less: Preferred stock dividends	(148)			(147)

Basic EPS
Income available to common shareholders	12,017	21,895	$.55	14,374	21,904	$.66

Effect of Dilutive Securities
Options		451			504
5 1/2% convertible subordinated notes	1,936	4,906		1,939	4,906
Employees’ preferred stock(1)		66			69

Diluted EPS
Income available to common shareholders plus assumed conversions	$13,953	27,318	$.51	$16,313	27,383	$.60

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the period. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,654, 38,324 and 24,946, respectively.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.2 million shares announced by the Company in Fiscal 1999 - 2002. The Company has repurchased 6.8 million shares as of August 3, 2002.

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $3.9 million to $4.1 million, $3.7 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

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

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Business Segment Information

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Jarman, comprised of the Jarman and Underground Station retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear. All the Company’s segments sell footwear products at either retail or wholesale.

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

Corporate assets include cash, deferred income taxes, prepaid pension cost, deferred note expense and fixed assets of the Company’s discontinued leather segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring gains and other charges. Other includes severance, litigation and expenses related to discontinuation of work related to an acquisition.

Three Months Ended
August 3, 2002			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$91,681	$30,183	$39,541	$14,002	$-0-	$175,407
Intercompany sales	-0-	-0-	-0-	(565)	-0-	(565)

Net sales to external customers	91,681	30,183	39,541	13,437	-0-	174,842

Operating income (loss)	7,497	1,153	1,365	1,325	(2,702)	8,638
Interest expense	-0-	-0-	-0-	-0-	2,114	2,114
Interest income	-0-	-0-	-0-	-0-	192	192
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings before income taxes	7,497	1,153	1,365	1,325	(5,077)	6,263

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	2,256	751	770	35	781	4,593
Capital expenditures	3,361	477	705	-0-	3,310	7,853

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended			Johnston	Licensed
August 4, 2001	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$81,047	$22,956	$42,731	$20,369	$-0-	$167,103
Intercompany sales	-0-	-0-	2	(622)	-0-	(620)

Net sales to external customers	81,047	22,956	42,733	19,747	-0-	166,483

Operating income (loss)	9,330	(1,032)	4,532	2,055	(2,938)	11,947
Interest expense	-0-	-0-	-0-	-0-	2,157	2,157
Interest income	-0-	-0-	-0-	-0-	269	269
Restructuring gain	-0-	-0-	-0-	-0-	205	205
Other	-0-	-0-	-0-	-0-	(386)	(386)

Earnings before income taxes	9,330	(1,032)	4,532	2,055	(5,007)	9,878

Total assets	138,393	48,265	75,662	28,867	85,823	377,010
Depreciation	1,661	733	814	35	695	3,938
Capital expenditures	4,889	1,778	933	18	2,407	10,025

Six Months Ended			Johnston	Licensed
August 3, 2002	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$183,155	$63,382	$81,906	$38,392	$-0-	$366,835
Intercompany sales	-0-	-0-	-0-	(1,400)	-0-	(1,400)

Net sales to external customers	183,155	63,382	81,906	36,992	-0-	365,435

Operating income (loss)	15,700	3,803	5,472	4,112	(5,527)	23,560
Interest expense	-0-	-0-	-0-	-0-	4,079	4,079
Interest income	-0-	-0-	-0-	-0-	485	485
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings before income taxes	15,700	3,803	5,472	4,112	(9,574)	19,513

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	4,339	1,510	1,546	69	1,491	8,955
Capital expenditures	9,310	1,290	947	9	13,660	25,216

Six Months Ended			Johnston	Licensed
August 4, 2001	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$161,395	$48,027	$84,298	$46,049	$-0-	$339,769
Intercompany sales	-0-	-0-	2	(1,626)	-0-	(1,624)

Net sales to external customers	161,395	48,027	84,300	44,423	-0-	338,145

Operating income (loss)	19,405	(101)	8,658	4,990	(6,120)	26,832
Interest expense	-0-	-0-	-0-	-0-	4,315	4,315
Interest income	-0-	-0-	-0-	-0-	892	892
Restructuring gain	-0-	-0-	-0-	-0-	205	205
Other	-0-	-0-	-0-	-0-	(386)	(386)

Earnings before income taxes	19,405	(101)	8,658	4,990	(9,724)	23,228

Total assets	138,393	48,265	75,662	28,867	85,823	377,010
Depreciation	3,244	1,444	1,630	78	1,374	7,770
Capital expenditures	8,630	3,321	1,673	28	2,781	16,433

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, including all statements that do not refer to past or present events or conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect future results, liquidity and capital resources. These factors include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy, consumer reaction to unexpected events or changes in fashions or tastes that the Company fails to anticipate or respond to appropriately.

•	Greater than anticipated pricing pressure from product mix changes or competition.

•	Changes in buying patterns by or the loss of wholesale customers.

•	Disruptions in product supply or distribution or in other operations, including the impact of opening a new distribution center and failures of critical systems.

•	The inability to adjust inventory levels to sales.

•	Changes in business strategies by the Company’s competitors.

•	The Company’s ability to identify satisfactory retail store locations and to open, staff and support additional retail stores on schedule and at acceptable expense levels.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements.

Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently unreliable and the Company may alter its business strategies to address changing conditions.

Significant Developments

Share Repurchase Program

The Company’s board of directors authorized the repurchase of an additional 300,000 shares in August 2002. In total, the Company’s board of directors has authorized the repurchase of 7.5 million shares of the Company’s common stock since the third quarter of Fiscal 1999. The purchases may be made on the open market or in privately negotiated transactions. As of September 6, 2002, the Company had repurchased 6.8 million shares at a cost of $67.1 million pursuant to all authorizations, including 116,000 shares repurchased year to date through September 6, 2002.

Johnston & Murphy Plant Closing and Reductions in Operating Expenses

On January 31, 2002, the Company’s board of directors approved a plan to streamline operations and reduce operating expenses. The plan included closing the Company’s last remaining manufacturing plant and eliminating approximately 40 positions from its Nashville headquarters workforce. At the same time, the Company recognized the impairment of assets used in 12 underperforming stores, primarily in the Jarman group.

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

The Company expects to end operations in the manufacturing plant, which employed approximately 100 people at August 3, 2002, in the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for the first six months of Fiscal 2002 include $6.0 million of sales of Nautica — branded footwear to fill existing customer orders and sell existing inventory.

In connection with the termination of the Nautica Footwear license agreement, the Company recorded a pretax charge to earnings of $4.4 million ($2.7 million net of tax) in the fourth quarter of Fiscal 2001. The charge included contractual obligations to Nautica Apparel for the license cancellation and other costs, primarily severance. See Note 6 to the Consolidated Financial Statements. Also included in the charge was a $1.0 million inventory write-down, which is reflected in gross margin on the income statement.

During the second quarter of Fiscal 2002, the Company recorded a restructuring gain of $0.3 million in connection with the successful completion of activities related to the Nautica Footwear license agreement’s termination. The gain included a $0.1 million reversal of the earlier inventory write-down, because the Company was able to liquidate its Nautica Footwear inventories at better prices than it initially expected. The reversal is reflected in gross margin on the income statement.

Business Segments

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of the Journeys and Journeys Kidz retail footwear operations; Jarman, comprised of the Jarman and Underground Station retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear.

Results of Operations — Second Quarter Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in the second quarter ended August 3, 2002 increased 5.0% to $174.8 million from $166.5 million in the second quarter ended August 4, 2001. Gross margin increased 5.9% to $82.9 million in the second quarter this year from $78.3 million in the same period last year and increased as a percentage of net sales from 47.0% to 47.4% primarily because of the increasing relative significance of the Company’s retail operations. Selling and administrative expenses in the second quarter this year increased 11.9% from the second quarter last year and increased as a percentage of net sales from 40.1% to 42.7%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the second quarter ended August 3, 2002 were $6.3 million compared to $9.9 million for the second quarter ended August 4, 2001. Pretax earnings for the second quarter ended August 4, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the second quarter ended August 3, 2002 were $4.0 million ($0.17 diluted earnings per share) compared to $6.2 million ($0.26 diluted earnings per share) for the second quarter ended August 4, 2001. The amount of interest (net of tax) that would be eliminated by the conversion of the notes divided by the number of common shares that would be issued upon conversion is higher than basic earnings per share for the second quarter. Therefore, the effect obtainable on conversion of the notes is not reflected in calculation of diluted earnings per share in the quarter, because the conversion of the notes is antidilutive. The Company recorded an effective income tax rate of 36.7% in the second quarter this year, reflecting $0.1 million of favorable adjustments to previous years’ tax returns recognized during the quarter, compared to 37.4% in the same period past year. Without the adjustments, this year’s rate would have been 38.3% for the quarter.

Journeys

	Three Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$91,681	$81,047	13.1%
Operating income	$7,497	$9,330	(19.6)%
Operating margin	8.1%	11.5%

Net sales from Journeys increased 13.1% for the second quarter ended August 3, 2002 compared to the same period last year. The increase reflects primarily a 24% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 3% decrease in comparable store sales. Unit sales increased 22% during the second quarter of Fiscal 2003 primarily reflecting the increase in average stores operated, offset by a 9% decline in the average price per pair, reflecting changes in product mix and increased markdowns. There were 586 stores, including 28 Journeys Kidz stores, in the Journeys segment at the end of the second quarter of Fiscal 2003, compared to 462 stores, including 8 Journeys Kidz stores, at the end of the second quarter last year.

Journeys’ operating income for the second quarter of Fiscal 2003 decreased 19.6% to $7.5 million compared to $9.3 million for the second quarter last year. The decrease was due to increased expenses as a percentage of net sales and to decreased gross margin as a percentage of net sales, reflecting increased markdowns.

Jarman

	Three Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$30,183	$22,956	31.5%
Operating income	$1,153	$(1,032)	NA
Operating margin	3.8%	(4.5)%

Net sales from the Jarman division (including Underground Station stores) increased 31.5% for the second quarter of Fiscal 2003 compared to the second quarter last year reflecting both a 20% increase in comparable store sales and a 7% increase in average stores operated. The average price per pair of shoes increased 4% in the second quarter of Fiscal 2003, primarily reflecting decreased markdowns and changes in product mix. Unit sales increased 29% during the same period.

Jarman operated 229 stores at the end of the second quarter of Fiscal 2003, including 103 Underground Station stores. The Company had operated 217 stores in the Jarman division at the end of the second quarter last year, including 79 Underground Station stores.

Jarman operating income for the second quarter this year was $1.2 million compared to an operating loss of $1.0 million for the second quarter last year. The increase was due to increased sales, improved gross margin from lower markdowns and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$39,541	$42,733	(7.5)%
Operating income	$1,365	$4,532	(69.9)%
Operating margin	3.5%	10.6%

Johnston & Murphy net sales decreased 7.5% to $39.5 million for the second quarter this year from $42.7 million for the second quarter last year, reflecting a 24% reduction in wholesale sales and a 2% decrease in comparable store sales for Johnston & Murphy retail operations. Retail operations accounted for 71.0% of Johnston & Murphy segment sales in the second quarter this year, up from 64.5% in the second quarter last year. At the end of the second quarter this year, there were 149 Johnston & Murphy stores and factory stores compared to 144 Johnston & Murphy stores and factory stores at the end of the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail decreased 12% in the second quarter this year, primarily due to increased markdowns and changes in product mix, while unit sales increased 16% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 8% in the second quarter of Fiscal 2003 while the average price per pair of shoes decreased 19% for the same period, primarily reflecting increased promotional pricing activity and mix changes.

Johnston & Murphy operating income for the second quarter this year decreased 70% compared to the second quarter last year, primarily due to increased expenses as a percentage of sales and to lower margins from increased promotional pricing activity.

Licensed Brands

	Three Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$13,437	$19,747	(32.0)%
Operating income	$1,325	$2,055	(35.5)%
Operating margin	9.9%	10.4%

Licensed Brands’ net sales decreased 32.0% to $13.4 million for the second quarter of Fiscal 2003 from $19.7 million for the second quarter of Fiscal 2002. The sales decrease reflected a 25% decrease in net sales of Dockers Footwear and the closing of the Nautica Footwear division, which accounted for $1.8 million in sales in the second quarter last fiscal year. Unit sales for the Licensed Brands wholesale businesses decreased 37% for the second quarter this year, while the average price per pair of shoes increased 10% for the same period, reflecting last year’s liquidation of Nautica Footwear inventory in connection with the closing of that business.

Licensed Brands’ operating income for the second quarter this year decreased 35.5% from $2.1 million for the second quarter last year to $1.3 million, primarily due to lower sales and increased expenses as a percentage of net sales.

The operating loss related to Nautica Footwear was $0.3 million for the second quarter of Fiscal 2002. For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments - Nautica Footwear License Cancellation.”

Corporate and Interest Expenses

Corporate and other expenses for the second quarter ended August 3, 2002 were $3.2 million compared to $3.1 million for the second quarter ended August 4, 2001. This year’s corporate and other expenses included charges of $0.5 million, primarily professional fees for work related to consideration of a possible strategic acquisition. Corporate and other expenses in the second quarter last year included other charges of $0.5 million, primarily severance and litigation charges, offset by a $0.3 million gain relating to the Nautica restructuring. Excluding the listed items from both periods, corporate and other expenses were $2.7 million in the second quarter this year versus $2.9 million in the second quarter last year, a decrease of 8.0%. The decrease is attributable primarily to decreased professional fees and decreased bonus accruals reflecting operating performance for the year.

Interest expense decreased 1.9% from $2.2 million in the second quarter ended August 4, 2001 to $2.1 million for the second quarter ended August 3, 2002, primarily due to $0.1 million of capitalized interest for the Company’s new distribution center. See Note 1 to the Consolidated Financial Statements. There were no borrowings under the Company’s revolving credit facility during the three months ended August 3, 2002 or August 4, 2001.

Interest income decreased 28.6% from $0.3 million in the second quarter last year to $0.2 million in the second quarter this year due to decreases in interest rates.

Results of Operations — Six Months Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in the six months ended August 3, 2002 increased 8.1% to $365.4 million from $338.1 million in the six months ended August 4, 2001. Gross margin increased 8.0% to $173.0 million in the first six months this year from $160.1 million in the same period last year but decreased as a percentage of net sales from 47.4% to 47.3%. Selling and administrative expenses in the first six months this year increased 12.1% from the first six months last year and increased as a percentage of net sales from 39.6% to 41.0%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the six months ended August 3, 2002 were $19.5 million compared to $23.2 million for the six months ended August 4, 2001. Pretax earnings for the six months ended August 4, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the six months ended August 3, 2002 were $12.2 million ($0.51 diluted earnings per share) compared to $14.5 million ($0.60 diluted earnings per share) for the six months ended August 4, 2001. The Company recorded an effective income tax rate of 37.7% in the first six months this year, reflecting $0.1 million of favorable adjustments to previous years’ tax returns recognized during the second quarter, compared to 37.5% in the same period past year. Without the adjustments, this year’s rate would have been 38.2% for the six months.

Journeys

	Six Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$183,155	$161,395	13.5%
Operating income	$15,700	$19,405	(19.1)%
Operating margin	8.6%	12.0%

Net sales from Journeys increased 13.5% for the six months ended August 3, 2002 compared to the same period last year. The increase reflects primarily a 24% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) offset by a 3% decrease in comparable store sales. Unit sales increased 17% in the first six months of Fiscal 2003 primarily reflecting the increase in average stores operated, offset by a 7% decline in the average price per pair, reflecting changes in product mix and increased markdowns.

Journeys’ operating income for the first six months of Fiscal 2003 decreased 19.1% to $15.7 million compared to $19.4 million for the first six months ended last year. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Jarman

	Six Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$63,382	$48,027	32.0%
Operating income	$3,803	$(101)	NA
Operating margin	6.0%	(0.2)%

Net sales from the Jarman division (including Underground Station stores) increased 32.0% for the first six months of Fiscal 2003 compared to the same period last year, reflecting both a 19% increase in comparable store sales and an 7% increase in average stores operated. The average price per pair of shoes increased 1% in the first six months of Fiscal 2003, primarily reflecting changes in product mix and decreased markdowns. Unit sales increased 33% during the same period.

Jarman operating income for the first six months of Fiscal 2003 was $3.8 million compared to a loss of $0.1 million for the same period last year. The increase was due to increased sales, improved margin from lower markdowns and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Six Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$81,906	$84,300	(2.8)%
Operating income	$5,472	$8,658	(36.8)%
Operating margin	6.7%	10.3%

Johnston & Murphy net sales decreased 2.8% to $81.9 million for the first six months of Fiscal 2003 from $84.3 million for the first six months of last year, reflecting primarily a 14.9% decrease in wholesale sales for Johnston & Murphy. Retail operations accounted for 69.4% of Johnston & Murphy segment sales in the first six months this year, up from 65.1% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail decreased 11% in the first six months this year, primarily due to increased markdowns and changes in product mix, while unit sales increased 18% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 2% in the first six months of Fiscal 2003, while the average price per pair of shoes decreased 15% for the same period, reflecting primarily increased promotional activities and mix changes.

Johnston & Murphy operating income for the six months ended August 3, 2002 decreased 36.8% primarily due to increased promotional pricing activity and increased expenses as a percentage of net sales.

Licensed Brands

	Six Months Ended

	August 3,	August 4,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$36,992	$44,423	(16.7)%
Operating income	$4,112	$4,990	(17.6)%
Operating margin	11.1%	11.2%

Licensed Brands’ net sales decreased 16.7% to $37.0 million for the first six months of Fiscal 2003 from $44.4 million for the first six months last fiscal year. The sales decrease reflected a 3.8% decrease in net sales of Dockers Footwear and the closing of the Nautica Footwear division, which accounted for $6.0 million in sales in the same six months last fiscal year. Unit sales for the Licensed Brands wholesale businesses decreased 24% for the first six months this year, while the average price per pair of shoes increased 11% for the same period, reflecting last year’s liquidation of Nautica Footwear inventory in connection with the closing of that business.

Licensed Brands’ operating income for the six months ended August 3, 2002 decreased 17.6% from $5.0 million for the first six months ended August 4, 2001 to $4.1 million, primarily due to lower sales and increased expenses as a percentage of net sales.

The operating loss related to Nautica Footwear was $0.6 million for the first six months of Fiscal 2002. For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments - Nautica Footwear License Cancellation.”

Corporate and Interest Expenses

Corporate and other expenses for the six months ended August 3, 2002 were $6.0 million compared to $6.3 million for the six months ended August 4, 2001. This year’s corporate and other expenses included charges of $0.5 million, primarily professional fees relating to consideration of a possible strategic acquisition. Corporate and other expenses in the first six months last year included other charges of $0.5 million, primarily severance and litigation charges, offset by a $0.3 million gain relating to the Nautica restructuring. Excluding the listed items from both periods, corporate and other expenses were $5.5 million in the first six months this year versus $6.1 million in the first six months last year, a decrease of 9.7%. The decrease is attributable primarily to decreased professional fees and bonus accruals reflecting operating performance for the year.

Interest expense decreased 5.5% from $4.3 million in the six months ended August 4, 2001 to $4.1 million for the six months ended August 3, 2002, due to capitalized interest of $0.4 million for the Company’s new distribution center. See Note 1 to the Consolidated Financial Statements. There were no borrowings under the Company’s revolving credit facility during the six months ended August 3, 2002 or August 4, 2001.

Interest income decreased 46.0% from $0.9 million in the first six months last year to $0.5 million in the first six months this year due to decreases in interest rates.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	August 3,	August 4,
	2002	2001

	(dollars in millions)
Cash and short-term investments	$32.2	$24.5
Working capital	$152.4	$156.5
Long-term debt (includes current maturities)	$103.2	$103.5
Current ratio	2.3x	2.5x

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $11.1 million in the first six months of Fiscal 2003 compared to cash used in operating activities of $24.5 million in the first six months of Fiscal 2002. The largest single factor in the $35.6 million increase in cash flow from operating activities were changes in accounts payable levels. Accounts payable grew by $32.2 million more in the first six months of Fiscal 2003 than in the same period last year. This increased rate of growth is primarily due to changes in buying pattern timing and increased seasonal purchases reflecting the growth in the Company’s retail businesses by 133 stores since the second quarter of last year. Another factor in the improved operating cash flow was $3.8 million in lower tax payments this year.

The $59.2 million increase in inventories at August 3, 2002 from February 2, 2002 levels reflects increases in retail inventory to support seasonal growth and the net increase of 56 stores in the first six months this year.

Accounts receivable at August 3, 2002 decreased $3.1 million compared to February 2, 2002, primarily due to decreased wholesale sales and improved aging.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended

	August 3,	August 4,
	2002	2001

	(in thousands)
Accounts payable	$56,192	$23,962
Accrued liabilities	(14,816)	(19,249)

	$41,376	$4,713

The difference in cash provided by changes in accounts payable for the first six months this year compared to the first six months last year reflects changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The difference in cash used for changes in accrued liabilities between the two periods was due primarily to lower tax and incentive compensation accruals this year, resulting from the Company’s lower earnings.

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement, as amended September 6, 2001, expires July 16, 2004. There were no revolving credit borrowings during the first six months ended this year or last year, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

Capital Expenditures

Total capital expenditures in Fiscal 2003 are expected to be approximately $42.0 million. These include expected retail expenditures of $24.5 million to open approximately 80 Journeys stores, 25 Journeys Kidz stores, 7 Johnston & Murphy stores and factory stores and 16 Underground Station stores and to complete 44 major store renovations which includes 7 conversions of Jarman stores to Underground Station stores. Capital expenditures for wholesale operations and other purposes are expected to be approximately $17.5 million, including approximately $1.4 million for new systems to improve customer service and support the Company’s growth and $14.4 million for a new distribution center to support the Company’s retail growth. The Company expects a total cost of approximately $29 million, including capitalized interest of $0.5 million, for the distribution center, including capital expenditures of $14.4 million in Fiscal 2002 and $13.1 million in the first six months of Fiscal 2003. The Company expects annual depreciation of approximately $2.0 million on the new distribution center when completed.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2003, including costs associated with construction of the new distribution center. The Company may borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $4.8 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 685,100 shares remaining to be repurchased under this and prior authorizations as of September 6, 2002. Any purchases would be funded from available cash. The Company has repurchased a total of 6.8 million shares at a cost of $67.1 million under a series of authorizations since Fiscal 1999. The Company repurchased 116,000 shares through September 6, 2002.

There were $9.5 million of letters of credit outstanding under the revolving credit agreement at August 3, 2002, leaving availability under the revolving credit agreement of $65.5 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at August 3, 2002.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock (including repurchases), however the Company may make payments with respect to preferred stock. At August 3, 2002, $25.6 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.0 million reflected in Fiscal 2002 and $2.6 million reflected in Fiscal 2001. The Company monitors these matters on an ongoing basis and on a quarterly basis management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there is no immediate impact on the Company’s interest expense from fluctuations in market interest rates.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in institutional money market funds or financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 3, 2002. Consequently, the Company considers the interest rate market risk implicit in these investments at August 3, 2002, to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At August 3, 2002, the Company had $7.6 million of foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on exchange rate price fluctuations and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The gain on contracts outstanding at August 3, 2002 was $1.0 million based on current spot rates. As of August 3, 2002, a 10.0% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.8 million.

Accounts Receivable — The Company’s accounts receivable balance at August 3, 2002 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 13.0% of the Company’s trade accounts receivable balance as of August 3, 2002. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at August 3, 2002, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, result of operations or cash flows for Fiscal 2003 would not be material.

New Accounting Principles

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities"(“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk to appear under the heading “Financial Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 17, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 26, 2002, shares representing a total of 22,100,521 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1)  elected ten directors nominated by the board of directors by the following votes:

		Votes
	Votes "For"	"Withheld"

Leonard L. Berry	19,623,377	249,729
Robert V. Dale	19,571,733	301,373
W. Lipscomb Davis, Jr.	19,604,726	268,380
Matthew C. Diamond	19,615,377	257,729
Ben T. Harris	15,332,025	4,541,081
Kathleen Mason	19,622,777	250,329
Hal N. Pennington	19,623,183	249,923
Linda H. Potter	19,570,927	302,179
William A. Williamson, Jr.	19,570,683	302,423
William S. Wire II	19,483,303	389,803

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed a current report on Form 8-K on June 24, 2002, July 8, 2002, August 1, 2002 and August 19, 2002 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
September 17, 2002

CERTIFICATIONS

I, Hal N. Pennington, Chief Executive Officer of Genesco Inc., (the “Registrant”), certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

Date:	September 17, 2002	/s/ Hal N. Pennington

Hal N. Pennington Chief Executive Officer

I, James S. Gulmi, Chief Financial Officer of Genesco Inc., (the “Registrant”), certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

Date:	September 17, 2002	/s/ James S. Gulmi

James S. Gulmi Chief Financial Officer