Form 10-Q
period 2002-11-02
GENESCO INC
filed 2002-12-13
CIK 18498

[GENESCO LOGO]

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended November 2, 2002

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☑ No ☐

Common Shares Outstanding December 6, 2002 – 21,695,985

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	November 2,	February 2,	November 3,
	2002	2002	2001

Assets
Current Assets
Cash and cash equivalents	$10,260	$46,384	$9,926
Accounts receivable	24,597	19,857	26,155
Inventories	199,773	142,856	183,799
Deferred income taxes	7,289	7,942	15,263
Other current assets	14,732	12,717	13,290

Total current assets	256,651	229,756	248,433

Plant, equipment and capital leases	129,271	112,550	104,336
Deferred income taxes	15,730	15,730	3,396
Other noncurrent assets	4,513	5,019	16,243
Noncurrent assets of discontinued operations	1,140	499	535

Total Assets	$407,305	$363,554	$372,943

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$5,000	$-0-	$1,000
Accounts payable	50,839	26,113	49,777
Accrued liabilities	37,838	41,384	40,264
Provision for discontinued operations	2,543	6,729	4,416

Total current liabilities	96,220	74,226	95,457

Long-term debt	103,245	103,245	103,245
Other long-term liabilities	25,604	24,391	7,869
Provision for discontinued operations	-0-	505	3,290

Total liabilities	225,069	202,367	209,861

Contingent liabilities (see Note 8)
Shareholders’ Equity
Non-redeemable preferred stock	7,597	7,634	7,662
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued: November 2, 2002 – 22,178,099;
February 2, 2002 – 22,330,914;
November 3, 2001 – 22,291,221	22,178	22,331	22,291
Additional paid-in capital	96,790	98,622	98,206
Retained earnings	89,844	67,793	52,601
Accumulated other comprehensive loss	(16,316)	(17,336)	179
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	182,236	161,187	163,082

Total Liabilities and Shareholders’ Equity	$407,305	$363,554	$372,943

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Consolidated Earnings
In Thousands, except per share amounts

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net sales	$213,157	$185,535	$578,592	$523,680
Cost of sales	112,318	99,814	304,754	277,813
Selling and administrative expenses	82,197	70,694	232,089	204,394
Restructuring credit	-0-	-0-	-0-	(205)

Earnings from operations before interest	18,642	15,027	41,749	41,678

Interest expense	2,236	2,234	6,315	6,549
Interest income	(74)	(75)	(559)	(967)

Total interest expense, net	2,162	2,159	5,756	5,582

Earnings before income taxes and discontinued operations	16,480	12,868	35,993	36,096
Income taxes	6,373	4,877	13,721	13,584

Earnings before discontinued operations	10,107	7,991	22,272	22,512
Provision for discontinued operations (net of tax)	-0-	(708)	-0-	(708)

Net Earnings	$10,107	$7,283	$22,272	$21,804

Basic earnings per common share:
Before discontinued operations	$.46	$.36	$1.01	$1.02
Discontinued operations	$.00	$(.03)	$.00	$(.03)
Net earnings	$.46	$.33	$1.01	$.99
Diluted earnings per common share:
Before discontinued operations	$.41	$.33	$.92	$.92
Discontinued operations	$.00	$(.03)	$.00	$(.02)
Net earnings	$.41	$.30	$.92	$.90

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Consolidated Cash Flows
In Thousands

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

OPERATIONS:
Net earnings	$10,107	$7,283	$22,272	$21,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,131	4,134	14,086	11,904
Provision for losses on accounts receivable	(68)	37	(74)	(16)
Restructuring charge (gain)	-0-	-0-	-0-	(269)
Provision for discontinued operations	-0-	1,146	-0-	1,146
Other	235	383	783	699
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(7,744)	861	(4,666)	(3,078)
Inventories	2,289	(1,582)	(56,917)	(49,499)
Other current assets	(2,456)	(1,888)	(2,015)	(2,486)
Accounts payable	(31,466)	(11,777)	24,726	12,185
Accrued liabilities	8,756	1,939	(6,060)	(17,310)
Other assets and liabilities	(3,306)	537	473	1,521

Net cash used in operating activities	(18,522)	1,073	(7,392)	(23,399)

INVESTING ACTIVITIES:
Capital expenditures	(5,855)	(13,163)	(31,071)	(29,596)
Proceeds from businesses divested and asset sales	13	176	14	379

Net cash used in investing activities	(5,842)	(12,987)	(31,057)	(29,217)

FINANCING ACTIVITIES:
Stock repurchase	(3,131)	(4,340)	(4,044)	(4,340)
Revolver borrowings, net	5,000	1,000	5,000	1,000
Dividends paid	(73)	(74)	(221)	(221)
Payments of capital leases	(1)	-0-	(1)	-0-
Deferred note expense	-0-	(27)	-0-	(383)
Options exercised and shares issued in employee stock purchase plan	615	768	1,591	6,104
Other	-0-	-0-	-0-	-0-

Net cash provided by (used in) financing activities	2,410	(2,673)	2,325	2,160

Net Cash Flow	(21,954)	(14,587)	(36,124)	(50,456)
Cash and cash equivalents at beginning of period	32,214	24,513	46,384	60,382

Cash and cash equivalents at end of period	$10,260	$9,926	$10,260	$9,926

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,471	$3,512	$7,599	$7,495
Income taxes	1,889	1,934	10,930	14,810

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Consolidated Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 3, 2001	$7,721	$22,150	$95,194	$(17,857)	$31,017	$-0-		$138,225

Net earnings	-0-	-0-	-0-	-0-	37,070	-0-	37,070	37,070
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	391	5,919	-0-	-0-	-0-	-0-	6,310
Issue shares — Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580
Tax effect of exercise of stock options	-0-	-0-	1,138	-0-	-0-	-0-	-0-	1,138
Stock repurchases	-0-	(271)	(4,555)	-0-	-0-	-0-	-0-	(4,826)
Cumulative effect of SFAS No. 133 (net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	808	808	808
Net change in foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	(906)	(906)	(906)

Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(98)	(98)	(98)
Minimum pension liability adjustment (net of tax benefit of $11.0 million)	-0-	-0-	-0-	-0-	-0-	(17,238)	(17,238)	(17,238)
Other	(87)	19	388	-0-	-0-	-0-	-0-	320
Comprehensive income							$19,734

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	22,272	-0-	22,272	22,272
Dividends paid	-0-	-0-	-0-	-0-	(221)	-0-	-0-	(221)
Exercise of options	-0-	79	930	-0-	-0-	-0-	-0-	1,009
Issue shares-Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	354	-0-	-0-	-0-	-0-	354
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	-0-	1,020	1,020	1,020
Other	(37)	5	109	-0-	-0-	-0-	-0-	77
Comprehensive income							$23,292

Balance November 2, 2002	$7,597	$22,178	$96,790	$(17,857)	$89,844	$(16,316)		$182,236

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

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at November 2, 2002 of 980 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica — branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2).

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

Cash and Cash Equivalents

Included in cash and cash equivalents at February 2, 2002 and November 2, 2002, are cash equivalents of $34.6 million and $1.0 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Inventories

Inventories of wholesaling companies are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method. Retail inventories are stated at the lower of cost or market with cost determined under the retail inventory method.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $16.9 million and $15.8 million for the first nine months of Fiscal 2003 and 2002, respectively.

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

Capitalized Interest

Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $0.4 million of interest cost in the first nine months of Fiscal 2003 in connection with the Company’s new distribution center.

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

Derivative Instruments and Hedging Activities

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first nine months ended November 2, 2002, the Company recorded an unrealized gain on foreign currency forward contracts of $1.7 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 2, 2002 and November 2, 2002, the Company had approximately $12.1 million and $1.0 million, respectively, of such contracts outstanding. Forward exchange contracts at November 2, 2002 have an average remaining term of approximately one month. The loss based on spot rates under these contracts at February 2, 2002 was $0.3 million and the gain based on spot rates under these contracts at November 2, 2002 was less than $50,000. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales within the twelve months between November 2, 2002 and November 1, 2003.

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

The Company ended operations in the manufacturing plant during the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for the first six months of Fiscal 2002 include sales of Nautica – branded footwear to fill existing customer orders and sell existing inventory.

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

The Nautica footwear business contributed sales of approximately $0.1 million and $6.1 million in the third quarter and nine months of Fiscal 2002 and an operating gain of $0.1 million in the third quarter of Fiscal 2002 and an operating loss of ($0.5) million in the nine months of Fiscal 2002.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Accounts Receivable

	November 2,	February 2,
In thousands	2002	2002

Trade accounts receivable	$24,810	$18,607
Miscellaneous receivables	2,193	4,201

Total receivables	27,003	22,808
Allowance for bad debts	(588)	(1,017)
Other allowances	(1,818)	(1,934)

Net Accounts Receivable	$24,597	$19,857

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 15% of the Company’s trade receivables balance as of November 2, 2002 and no other customer accounted for more than 10% of the Company’s trade receivables balance as of November 2, 2002.

Note 4
Inventories

	November 2,	February 2,
In thousands	2002	2002

Raw materials	$685	$1,075
Work in process	-0-	365
Finished goods	28,573	27,413
Retail merchandise	170,515	114,003

Total Inventories	$199,773	$142,856

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	November 2,	February 2,
In thousands	2002	2002

Plant and equipment:
Land	$4,888	$3,176
Buildings and building equipment	12,382	1,228
Machinery, furniture and fixtures	81,400	63,800
Construction in progress	9,169	21,088
Improvements to leased property	98,421	89,563
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	206,297	178,892
Accumulated depreciation and amortization:
Plant and equipment	(77,001)	(66,317)
Capital leases	(25)	(25)

Net Plant, Equipment and Capital Leases	$129,271	$112,550

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 3, 2001	$6,549	$1,924	$359	$8,832
Additional provision November 3, 2001	-0-	1,331	(185)	1,146
Additional provision February 2, 2002	-0-	170	-0-	170
Charges and adjustments, net	(2,631)	(119)	(164)	(2,914)

Balance February 2, 2002	3,918	3,306	10	7,234
Charges and adjustments, net	(1,865)	(3,479)	12	(5,332)

Balance November 2, 2002	2,053	(173)	22	1,902
Current portion	2,053	468	22	2,543

Total Noncurrent Provision for Discontinued Operations**	$-0-	$(641)	$-0-	$(641)

*	Includes $2.0 million of apparel union pension withdrawal liability.

**	Included in noncurrent assets of discontinued operations.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 3, 2001	$517	$167	$3,531	$4,215
Excess restructuring reserve August 4, 2001	(81)	-0-	(124)	(205)
Additional provision February 2, 2002	1,445	2,466	(183)	3,728
Charges and adjustments, net	(220)	(129)	(2,818)	(3,167)

Balance February 2, 2002	1,661	2,504	406	4,571
Charges and adjustments, net	(1,238)	511	(247)	(974)

Balance November 2, 2002	423	3,015	159	3,597
Current portion (included in accrued liabilities)	423	666	159	1,248

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$2,349	$-0-	$2,349

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 2, 2002			November 3, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings before discontinued operations	$10,107			$7,991
Less: Preferred stock dividends	(73)			(73)

Basic EPS
Income available to common shareholders	10,034	21,785	$.46	7,918	21,907	$.36

Effect of Dilutive Securities
Options		229			353
5 1/2% convertible subordinated notes	968	4,906		968	4,906
Employees’ preferred stock(1)		65			68

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,002	26,985	$.41	$8,886	27,234	$.33

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 – 2003. The Company has repurchased 7.0 million shares as of November 2, 2002.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Nine Months Ended			For the Nine Months Ended
	November 2, 2002			November 3, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings before discontinued operations	$22,272			$22,512
Less: Preferred stock dividends	(221)			(220)

Basic EPS
Income available to common shareholders	22,051	21,858	$1.01	22,292	21,905	$1.02

Effect of Dilutive Securities
Options		377			454
5 1/2% convertible subordinated notes	2,904	4,906		2,907	4,906
Employees’ preferred stock(1)		66			69

Diluted EPS
Income available to common shareholders plus assumed conversions	$24,955	27,207	$.92	$25,199	27,334	$.92

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 – 2003. The Company has repurchased 7.0 million shares as of November 2, 2002.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Legal Proceedings

New York State Environmental Proceedings

The Company was a defendant in a civil action filed by the State of New York against the City of Gloversville, New York, and 33 other private defendants. The action arose out of the alleged disposal of certain hazardous material directly or indirectly into a municipal landfill and sought recovery for the costs of investigating and performing remedial actions and damage to natural resources. The Company paid approximately $0.2 million in October 2002, in exchange for a release from further liability related to the site.

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

Three Months Ended
November 2, 2002			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$113,777	$36,415	$40,363	$22,823	$76	$213,454
Intercompany sales	-0-	-0-	-0-	(297)	-0-	(297)

Net sales to external customers	113,777	36,415	40,363	22,526	76	213,157

Operating income (loss)	15,464	2,637	992	3,305	(3,578)	18,820
Interest expense	-0-	-0-	-0-	-0-	2,236	2,236
Interest income	-0-	-0-	-0-	-0-	74	74
Other	-0-	-0-	-0-	-0-	(178)	(178)

Earnings before income taxes	15,464	2,637	992	3,305	(5,918)	16,480

Total assets	160,122	56,894	68,786	28,622	92,881	407,305
Depreciation	2,349	786	789	35	1,172	5,131
Capital expenditures	2,696	974	749	-0-	1,436	5,855

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended
November 3, 2001			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$97,143	$29,592	$40,812	$18,683	$-0-	$186,230
Intercompany sales	-0-	-0-	-0-	(695)	-0-	(695)

Net sales to external customers	97,143	29,592	40,812	17,988	-0-	185,535

Operating income (loss)	12,666	(264)	2,812	2,006	(2,193)	15,027
Interest expense	-0-	-0-	-0-	-0-	2,234	2,234
Interest income	-0-	-0-	-0-	-0-	75	75

Earnings before income taxes	12,666	(264)	2,812	2,006	(4,352)	12,868

Total assets	142,245	48,609	78,425	28,609	75,055	372,943
Depreciation	1,792	795	813	34	700	4,134
Capital expenditures	6,229	1,370	794	24	4,746	13,163

Nine Months Ended
November 2, 2002			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$296,932	$99,797	$122,269	$61,215	$76	$580,289
Intercompany sales	-0-	-0-	-0-	(1,697)	-0-	(1,697)

Net sales to external customers	296,932	99,797	122,269	59,518	76	578,592

Operating income (loss)	31,164	6,440	6,464	7,417	(9,105)	42,380
Interest expense	-0-	-0-	-0-	-0-	6,315	6,315
Interest income	-0-	-0-	-0-	-0-	559	559
Other	-0-	-0-	-0-	-0-	(631)	(631)

Earnings before income taxes	31,164	6,440	6,464	7,417	(15,492)	35,993

Total assets	160,122	56,894	68,786	28,622	92,881	407,305
Depreciation	6,688	2,296	2,335	104	2,663	14,086
Capital expenditures	12,006	2,264	1,696	9	15,096	31,071

Nine Months Ended
November 3, 2001			Johnston	Licensed
In thousands	Journeys	Jarman	& Murphy	Brands	Corporate	Consolidated

Sales	$258,538	$77,619	$125,111	$64,732	$-0-	$526,000
Intercompany sales	-0-	-0-	1	(2,321)	-0-	(2,320)

Net sales to external customers	258,538	77,619	125,112	62,411	-0-	523,680

Operating income (loss)	32,071	(365)	11,470	6,996	(8,313)	41,859
Interest expense	-0-	-0-	-0-	-0-	6,549	6,549
Interest income	-0-	-0-	-0-	-0-	967	967
Restructuring gain	-0-	-0-	-0-	-0-	205	205
Other	-0-	-0-	-0-	-0-	(386)	(386)

Earnings before income taxes	32,071	(365)	11,470	6,996	(14,076)	36,096

Total assets	142,245	48,609	78,425	28,609	75,055	372,943
Depreciation	5,036	2,239	2,443	112	2,074	11,904
Capital expenditures	14,859	4,691	2,467	52	7,527	29,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and future results, liquidity and capital resources. These factors include:

•	Lower than expected consumer demand for the Company’s products in the Holiday selling season and beyond, whether caused by weakness in the overall economy, consumer reactions to unexpected events or changes in fashions or tastes that the Company fails to anticipate or respond to appropriately.

•	Greater than anticipated pricing pressure from product mix changes or competition.

•	The inability to raise product prices to pass on cost increases.

•	Changes in buying patterns by or the loss of wholesale customers.

•	Disruptions in product supply or distribution, including the impact of a continuing transition to a new distribution center.

•	The inability to adjust inventory levels to sales.

•	Changes in business strategies by the Company’s competitors.

•	The Company’s ability to identify satisfactory retail store locations and to open, staff and support additional retail stores on schedule and at acceptable expense levels.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements.

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

Significant Developments

Share Repurchase Program

In total, the Company’s board of directors has authorized the repurchase of 7.5 million shares of the Company’s common stock since the third quarter of Fiscal 1999, including an additional 300,000 shares in August 2002. The purchases may be made on the open market or in privately negotiated transactions. As of December 6, 2002, the Company had repurchased 7.0 million shares at a cost of $69.4 million pursuant to all authorizations.

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

The Company ended operations in the manufacturing plant during the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for the first nine months of Fiscal 2002 included $6.1 million of sales of Nautica – branded footwear to fill existing customer orders and sell existing inventory.

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

Results of Operations – Third Quarter Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in the third quarter ended November 2, 2002 increased 14.9% to $213.2 million from $185.5 million in the third quarter ended November 3, 2001. Gross margin increased 17.6% to $100.8 million in the third quarter this year from $85.7 million in the same period last year and increased as a percentage of net sales from 46.2% to 47.3%, reflecting primarily lower overall markdowns in the Company’s retail operations combined with the increasing significance of the Company’s retail operations relative to its wholesale operations. Selling and administrative expenses in the third quarter this year increased 16.3% from the third quarter last year and increased as a percentage of net sales from 38.1% to 38.6%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations (“pretax earnings”) for the third quarter ended November 2, 2002 were $16.5 million compared to $12.9 million for the third quarter ended November 3, 2001.

Net earnings for the third quarter ended November 2, 2002 were $10.1 million ($0.41 diluted earnings per share) compared to $7.3 million ($0.30 diluted earnings per share) for the third quarter ended November 3, 2001. Net earnings for the third quarter ended November 3, 2001 included a $0.7 million ($0.03 diluted earnings per share) charge to earnings (net of tax) for additional environmental clean-up costs at the Company’s former Volunteer leather tannery in Whitehall, Michigan. See Note 8 to the Consolidated Financial Statements. The Company recorded an effective income tax rate of 38.7% in the third quarter this year, compared to 37.9% in the same period past year.

Journeys

	Three Months Ended

	November 2,	November 3,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$113,777	$97,143	17.1%
Operating income	$15,464	$12,666	22.1%
Operating margin	13.6%	13.0%

Net sales from Journeys increased 17.1% for the third quarter ended November 2, 2002 compared to the same period last year. The increase reflects primarily a 22% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) along with a 1% increase in comparable store sales. Unit sales increased 22% during the third quarter of Fiscal 2003, primarily reflecting the increase in average stores operated, offset by a 5% decline in the average price per pair, reflecting changes in product mix. There were 601 stores, including 34 Journeys Kidz stores, in the Journeys segment at the end of the third quarter of Fiscal 2003, compared to 513 stores, including 12 Journeys Kidz stores, at the end of the third quarter last year.

Journeys’ operating income for the third quarter of Fiscal 2003 increased 22.1% to $15.5 million compared to $12.7 million for the third quarter last year. The increase was due to increased sales, increased gross margin as a percentage of net sales, reflecting changes in product mix, and to decreased expenses as a percentage of net sales, reflecting lower bonus accruals.

Jarman

	Three Months Ended

	November 2,	November 3,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$36,415	$29,592	23.1%
Operating income (loss)	$2,637	$(264)	NA
Operating margin	7.2%	(0.9)%

Net sales from the Jarman division (including Underground Station stores) increased 23.1% for the third quarter of Fiscal 2003 compared to the third quarter last year, reflecting both a 15% increase in comparable store sales and a 4% increase in average stores operated. The average price per pair of shoes increased 1% in the third quarter of Fiscal 2003, primarily reflecting decreased markdowns. Unit sales increased 23% during the same period.

Jarman operated 228 stores at the end of the third quarter of Fiscal 2003, including 108 Underground Station stores. The Company had operated 225 stores in the Jarman division at the end of the third quarter last year, including 91 Underground Station stores.

Jarman operating income for the third quarter this year was $2.6 million compared to an operating loss of $0.3 million for the third quarter last year. The increase was due to increased sales, improved gross margin from lower markdowns and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	November 2,	November 3,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$40,363	$40,812	(1.1)%
Operating income	$992	$2,812	(64.7)%
Operating margin	2.5%	6.9%

Johnston & Murphy net sales decreased 1.1% to $40.4 million for the third quarter this year from $40.8 million for the third quarter last year, reflecting a 17% reduction in wholesale sales offset by a 4% increase in comparable store sales and a 3% increase in average stores operated for Johnston & Murphy retail operations. Retail operations accounted for 67.4% of Johnston & Murphy segment sales in the third quarter this year, up from 61.2% in the third quarter last year. At the end of the third quarter this year, there were 151 Johnston & Murphy stores and factory stores compared to 148 Johnston & Murphy stores and factory stores at the end of the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail decreased 9% in the third quarter this year, primarily due to changes in product mix, while unit sales increased 21% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 7% in the third quarter of Fiscal 2003 while the average price per pair of shoes decreased 15% for the same period, primarily reflecting increased promotional pricing activity and product mix changes.

Johnston & Murphy operating income for the third quarter this year decreased 65% compared to the third quarter last year, primarily due to increased expenses as a percentage of net sales, which includes $0.9 million of increased advertising expense.

Licensed Brands

	Three Months Ended

	November 2,	November 3,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$22,526	$17,988	25.2%
Operating income	$3,305	$2,006	64.8%
Operating margin	14.7%	11.2%

Licensed Brands’ net sales increased 25.2% to $22.5 million for the third quarter of Fiscal 2003 from $18.0 million for the third quarter of Fiscal 2002. The sales increase reflected a 26% increase in net sales of Dockers Footwear. Unit sales for the Licensed Brands wholesale businesses increased 21% for the third quarter this year and the average price per pair of shoes increased 2% for the same period.

Licensed Brands’ operating income for the third quarter this year increased 64.8% from $2.0 million for the third quarter last year to $3.3 million, primarily due to increased sales and increased gross margin as a percentage of net sales.

The operating gain related to Nautica Footwear was $0.1 million for the third quarter of Fiscal 2002. For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments – Nautica Footwear License Cancellation.”

Corporate and Interest Expenses

Corporate and other expenses for the third quarter ended November 2, 2002 were $3.8 million compared to $2.2 million for the third quarter ended November 3, 2001. This year’s corporate and other expenses included charges of $0.2 million, primarily severance charges. Excluding the listed items from Fiscal 2003, corporate and other expenses were $3.6 million in the third quarter this year versus $2.2 million in the third quarter last year, an increase of 63.2%. The increase is attributable primarily to increased expenses related to the new distribution center, increased bonus accruals reflecting operating performance for the year and increased insurance costs.

Interest expense was flat at $2.2 million for the third quarter this year compared to the third quarter last year. Borrowings under the Company’s revolving credit facility during the three months ended November 2, 2002 averaged $220,000 compared to $55,000 for the same period last year.

Interest income was flat at $0.1 million for the third quarter this year compared to the third quarter last year.

Results of Operations – Nine Months Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in the nine months ended November 2, 2002 increased 10.5% to $578.6 million from $523.7 million in the nine months ended November 3, 2001. Gross margin increased 11.4% to $273.8 million in the first nine months this year from $245.9 million in the same period last year and increased as a percentage of net sales from 46.9% to 47.3%. Selling and administrative expenses in the first nine months this year increased 13.5% from the first nine months last year and increased as a percentage of net sales from 39.0% to 40.1%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes and discontinued operations (“pretax earnings”) for the nine months ended November 2, 2002 were $36.0 million compared to $36.1 million for the nine months ended November 3, 2001. Pretax earnings for the nine months ended November 3, 2001 included a $0.3 million restructuring gain related to the termination of the Nautica Footwear license agreement.

Net earnings for the nine months ended November 2, 2002 were $22.3 million ($0.92 diluted earnings per share) compared to $21.8 million ($0.90 diluted earnings per share) for the nine months ended November 3, 2001. The Company recorded an effective income tax rate of 38.1% in the first nine months this year, reflecting $0.1 million of favorable adjustments to previous years’ tax returns recognized during the second quarter, compared to 37.6% in the same period past year. Without the adjustments, this year’s rate would have been 38.4% for the nine months.

Journeys

	Nine Months Ended

	November 2,	November 3,	%
	2002	2001	Change

	(dollars in thousands)
Net sales	$296,932	$258,538	14.9%
Operating income	$31,164	$32,071	(2.8)%
Operating margin	10.5%	12.4%

Net sales from Journeys increased 14.9% for the nine months ended November 2, 2002 compared to the same period last year. The increase reflects primarily a 24% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) offset by a 1% decrease in comparable store sales. Unit sales increased 22% in the first nine months of Fiscal 2003, primarily reflecting the increase in average stores operated, offset by a 7% decline in the average price per pair, reflecting changes in product mix and increased markdowns.

Journeys’ operating income for the first nine months of Fiscal 2003 decreased 2.8% to $31.2 million compared to $32.1 million for the first nine months ended last year. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Jarman

	Nine Months Ended

	November 2,	November 3,	%
	2002	2001	Change

Net sales	$99,797	$77,619	28.6%
Operating income (loss)	$6,440	$(365)	NA
Operating margin	6.5%	(0.5)%

Net sales from the Jarman division (including Underground Station stores) increased 28.6% for the first nine months of Fiscal 2003 compared to the same period last year, reflecting both a 17% increase in comparable store sales and an 6% increase in average stores operated. The average price per pair of shoes increased 1% in the first nine months of Fiscal 2003, primarily reflecting changes in product mix and decreased markdowns. Unit sales increased 29% during the same period.

Jarman operating income for the first nine months of Fiscal 2003 was $6.4 million compared to a loss of $0.4 million for the same period last year. The increase was due to increased sales, improved margin from lower markdowns and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Nine Months Ended

	November 2,	November 3,	%
	2002	2001	Change

Net sales	$122,269	$125,112	(2.3)%
Operating income	$6,464	$11,470	(43.6)%
Operating margin	5.3%	9.2%

Johnston & Murphy net sales decreased 2.3% to $122.3 million for the first nine months of Fiscal 2003 from $125.1 million for the first nine months of last year, reflecting primarily a 15.6% decrease in wholesale sales for Johnston & Murphy offset by a 1% increase in comparable sales and a 2% increase in average stores operated for Johnston & Murphy retail operations. Retail operations accounted for 68.7% of Johnston & Murphy segment sales in the first nine months this year, up from 63.8% in the first nine months last year. The average price per pair of shoes for Johnston & Murphy retail decreased 10% in the first nine months this year, primarily due to increased markdowns and changes in product mix, while unit sales increased 19% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 3% in the first nine months of Fiscal 2003, while the average price per pair of shoes decreased 15% for the same period, reflecting primarily increased promotional activities and product mix changes.

Johnston & Murphy operating income for the nine months ended November 2, 2002 decreased 43.6% primarily due to increased promotional pricing activity and increased expenses as a percentage of net sales which includes $1.5 million of increased advertising expense.

Licensed Brands

	Nine Months Ended

	November 2,	November 3,	%
	2002	2001	Change

Net sales	$59,518	$62,411	(4.6)%
Operating income	$7,417	$6,996	6.0%
Operating margin	12.5%	11.2%

Licensed Brands’ net sales decreased 4.6% to $59.5 million for the first nine months of Fiscal 2003 from $62.4 million for the first nine months last fiscal year. The sales decrease reflected the closing of the Nautica Footwear division, which accounted for $6.1 million in sales in the same nine months last fiscal year partially offset by a 5.6% increase in net sales of Dockers Footwear. Unit sales for the Licensed Brands wholesale businesses decreased 12% for the first nine months this year, while the average price per pair of shoes increased 8% for the same period, reflecting last year’s liquidation of Nautica Footwear inventory in connection with the closing of that business.

Licensed Brands’ operating income for the nine months ended November 2, 2002 increased 6.0% from $7.0 million for the first nine months ended November 3, 2001 to $7.4 million, primarily due to increased gross margin as a percentage of net sales as a result of lower markdowns and less promotional activity.

The operating loss related to Nautica Footwear was $0.5 million for the first nine months of Fiscal 2002. For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments – Nautica Footwear License Cancellation.”

Corporate and Interest Expenses

Corporate and other expenses for the nine months ended November 2, 2002 were $9.7 million compared to $8.5 million for the nine months ended November 3, 2001. This year’s corporate and other expenses included charges of $0.6 million, primarily professional fees relating to consideration of a possible strategic acquisition and severance charges. Corporate and other expenses in the first nine months last year included other charges of $0.5 million, primarily severance and litigation charges, offset by a $0.3 million gain relating to the Nautica restructuring. Excluding the listed items from both periods, corporate and other expenses were $9.1 million in the first nine months this year versus $8.3 million in the first nine months last year, an increase of 9.5%. The increase is attributable primarily to increased bonus accruals reflecting operating performance for the year and increased expenses related to the new distribution center.

Interest expense decreased 3.6% from $6.5 million in the nine months ended November 3, 2001 to $6.3 million for the nine months ended November 2, 2002, due to capitalized interest of $0.4 million for the Company’s new distribution center. See Note 1 to the Consolidated Financial Statements. Borrowings under the Company’s revolving credit facility during the nine months ended November 2, 2002 averaged $73,000 compared to $18,000 for the same period last year.

Interest income decreased 42% from $1.0 million in the first nine months last year to $0.6 million in the first nine months this year due to decreases in interest rates.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	November 2,	November 3,
	2002	2001

	(dollars in millions)
Cash and short-term investments	$10.3	$9.9
Working capital	$160.4	$153.0
Long-term debt (includes current maturities)	$103.2	$103.2

Working Capital

The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $7.4 million in the first nine months of Fiscal 2003 compared to cash used in operating activities of $23.4 million in the first nine months of Fiscal 2002, primarily due to changes in accounts payable levels. Accounts payable grew by $12.5 million more in the first nine months of Fiscal 2003 than in the same period last year. This increased rate of growth is primarily due to timing changes in buying patterns and increased seasonal purchases reflecting the growth in the Company’s retail businesses by 94 stores since the third quarter of last year. Another factor in the improved operating cash flow was $3.9 million in lower tax payments this year.

The $56.9 million increase in inventories at November 2, 2002 from February 2, 2002 levels reflects increases in retail inventory to support seasonal growth and the net increase of 72 stores in the first nine months this year.

Accounts receivable at November 2, 2002 increased $4.7 million compared to February 2, 2002, primarily due to increased wholesale sales in the third quarter this year versus the fourth quarter last year.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended

	November 2,	November 3,
	2002	2001

	(in thousands)
Accounts payable	$24,726	$12,185
Accrued liabilities	(6,060)	(17,310)

	$18,666	$5,125

The difference in cash provided by changes in accounts payable for the first nine months this year compared to the first nine months last year reflects changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The difference in cash used for changes in accrued liabilities between the two periods was due primarily to lower tax and incentive compensation accruals this year, resulting from the Company’s lack of improved earnings.

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement, as amended September 6, 2001, expires July 16, 2004. The average revolving credit borrowings for the first nine months this year were $73,000 compared to $18,000 for the same period last year.

Capital Expenditures

Total capital expenditures in Fiscal 2003 are expected to be approximately $37.1 million. These include expected retail expenditures of $20.6 million to open approximately 61 Journeys stores, 21 Journeys Kidz stores, 4 Johnston & Murphy stores and factory stores and 10 Underground Station stores and to complete 46 major store renovations, including 8 conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal 2003 for wholesale operations and other purposes was approximately $16.5 million, including approximately $1.4 million for new systems to improve customer service and support the Company’s growth and $13.8 million for a new distribution center to support the Company’s retail growth. The Company expects a total cost of approximately $29.1 million, including capitalized interest of $0.5 million, for the distribution center, including capital expenditures of $14.4 million in Fiscal 2002 and $14.2 million in the first nine months of Fiscal 2003. The Company expects annual depreciation of approximately $2.0 million on the new distribution center when completed.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2003, including costs associated with construction of the new distribution center. The Company may borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $3.3 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 515,100 shares remaining to be repurchased under this and prior authorizations as of December 6, 2002. Any purchases would be funded from available cash. The Company has repurchased a total of 7.0 million shares at a cost of $69.4 million under a series of authorizations since Fiscal 1999. The Company has repurchased 286,000 shares this year at a cost of $4.0 million as of December 6, 2002.

There were $6.1 million of letters of credit outstanding and $5.0 million in borrowings under the revolving credit agreement at November 2, 2002, leaving availability under the revolving credit agreement of $63.3 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at November 2, 2002.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock (including repurchases), however the Company may make payments with respect to preferred stock. At November 2, 2002, $27.7 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

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

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in institutional money market funds or financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at November 2, 2002. Consequently, the Company considers the interest rate market risk implicit in these investments at November 2, 2002, to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At November 2, 2002, the Company had $1.0 million of foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on exchange rate price fluctuations and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The gain on contracts outstanding at November 2, 2002 was less than $50,000 based on current spot rates. As of November 2, 2002, a 10.0% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.

Accounts Receivable — The Company’s accounts receivable balance at November 2, 2002 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 15.0% of the Company’s trade accounts receivable balance as of November 2, 2002. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at November 2, 2002, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or fluctuations in foreign currency exchange rates on the Company’s consolidated financial position, result of operations or cash flows for Fiscal 2003 would not be material.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act was timely made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed a current report on Form 8-K on November 19, 2002 disclosing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
December 13, 2002

CERTIFICATIONS

I, Hal N. Pennington, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Genesco Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Hal N. Pennington

Hal N. Pennington Chief Executive Officer

CERTIFICATIONS

I, James S. Gulmi, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Genesco Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ James S. Gulmi

James S. Gulmi Chief Financial Officer