Form 10-K
period 2003-02-01
GENESCO INC
filed 2003-05-02
CIK 18498

[GENESCO LOGO]

(Mark One)	Form 10-K
☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended February 1, 2003
☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 Securities and Exchange Commission Washington, D.C. 20549 Commission File No. 1-3083

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
Employees’ Subordinated Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

Documents Incorporated by Reference Portions of the proxy statement for the June 26, 2003 annual meeting of shareholders are incorporated into Part III by reference.
Common Shares Outstanding April 25, 2003 –21,744,285 The aggregate market value of common stock held by nonaffiliates of the registrant as of August 2, 2002, the last business day of the registrants most recently completed second fiscal quarter was approximately 295,000,000.

PART I

ITEM 1,  BUSINESS

General

Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 2003 of $828.3 million. During Fiscal 2003, the Company operated four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear and, formerly, Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. The Company sold certain assets of its Volunteer Leather business on June 19, 2000, and has discontinued all Leather segment operations.

At February 1, 2003, the Company operated 991 retail footwear stores and leased departments throughout the United States and Puerto Rico. It currently plans to open a total of approximately 83 new retail stores in Fiscal 2004. At February 1, 2003, Journeys operated 614 stores, including 35 Journeys Kidz; Underground Station/Jarman Group operated 229 stores, including 114 Underground Station stores and Johnston & Murphy operated 148 stores and factory stores.

The following table sets forth certain additional information concerning the Company’s retail footwear stores and leased departments during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	1999	2000	2001	2002	2003

Retail Footwear Stores and Leased Departments
Beginning of year	561	674	679	836	908
Opened during year	162	113	181	153	97
Closed during year	(49)	(108)	(24)	(81)	(14)

End of year	674	679	836	908	991

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand, to more than 1,050 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2003”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 1, 2003). For further information on the Company’s business segments, see Note 17 to the Consolidated Financial Statements included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially, and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is http://www.genesco.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Segments

Journeys

The Journeys segment accounted for approximately 53% of the Company’s net sales in Fiscal 2003. Operating income attributable to Journeys was $53.2 million in Fiscal 2003, with an operating margin of 12.2%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys.

At February 1, 2003, Journeys operated 579 stores, averaging approximately 1,600 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women.

Journeys added 60 net new stores in Fiscal 2003 and comparable store sales were flat with the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 12-19 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including such leading brand names as Dr. Martens, Skechers, Timberland, adidas, Lugz, Vans and Steve Madden. From a base of 258 Journeys stores at the end of Fiscal 1999, the Company opened 65 net new Journeys stores in Fiscal 2000, 102 net new stores in Fiscal 2001, 94 net new stores in Fiscal 2002 and 60 net new stores in Fiscal 2003 and plans to open approximately 47 net new Journeys stores in Fiscal 2004.

The Company introduced a new concept, named “Journeys Kidz,” in Fiscal 2001. Journeys Kidz is an offshoot of Journeys and is aimed at the “tween” customer, ages five to 12. Journeys Kidz stores carry predominately branded merchandise, including such leading brand names as Dr. Martens, Skechers, Timberland, adidas and Converse. The Company operated 35 Journeys Kidz stores at the end of Fiscal 2003 averaging approximately 1,400 square feet. The Company plans to open approximately 4 Journeys Kidz stores in Fiscal 2004.

Underground Station/Jarman Group

The Underground Station/Jarman Group segment accounted for approximately 18% of the Company’s net sales in Fiscal 2003. Operating income attributable to Underground Station/Jarman Group was $12.1 million in Fiscal 2003, with an operating margin of 8.2%.

At February 1, 2003, Underground Station/Jarman Group operated 229 stores, including 114 Underground Station stores, averaging approximately 1,500 square feet, throughout the United States, selling footwear primarily for men.

Underground Station/Jarman Group had a comparable store sales increase of 14% from the prior fiscal year. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 20-35 age group and sell footwear in the mid-price range ($50 to $100). The Underground Station stores are located primarily in urban areas. For Fiscal 2003, most of the footwear sold in Underground Station/Jarman stores was branded merchandise of national brands other than the Company’s, with the remainder made up of Genesco and private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 2 net new Underground Station/Jarman stores, including 17 net new Underground Station stores, in Fiscal 2003, increasing the total number of stores to 229. The Company plans to open approximately 20 net new Underground Station/Jarman stores in Fiscal 2004, including approximately 25 net new Underground Station stores.

Johnston & Murphy

The Johnston & Murphy segment accounted for approximately 20% of the Company’s net sales in Fiscal 2003. Operating income attributable to Johnston & Murphy was $9.3 million in Fiscal 2003, with an operating margin of 5.6%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 93% of the Johnston & Murphy retail sales are of Genesco-owned brands.

At February 1, 2003, Johnston & Murphy operated 148 retail stores and factory stores, averaging approximately 1,500 square feet, throughout the United States selling footwear for men.

Johnston & Murphy Wholesale Operations. For more than 150 years Johnston & Murphy has served the footwear needs of discerning professional men with superior craftsmanship, premium quality materials and relevant styling. Johnston & Murphy offers footwear for dress, dress casual, and casual occasions selling greater than $100, with the majority of styles offered from $125-$175. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold primarily through better department and independent specialty stores.

Johnston & Murphy Retail Operations. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Retail prices for Johnston & Murphy footwear generally range from $100 to $220. Casual and dress casual products accounted for 33% of total Johnston & Murphy retail sales in Fiscal 2003, with the balance consisting of dress shoes and accessories.

Johnston & Murphy comparable store sales were flat in Fiscal 2003 compared to the prior fiscal year.

Licensed Brands

The Licensed Brands segment accounted for approximately 9% of the Company’s net sales in Fiscal 2003. Operating income attributable to Licensed Brands was $8.5 million in Fiscal 2003, with an operating margin of 10.8%. Substantially all of the Licensed Brands sales are of footwear marketed under brands for which Genesco has an exclusive footwear license. See “Trademarks and Licenses.”

Dockers. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men’s footwear under the Dockers brand name in the United States. The Dockers brand name is well recognized in the men’s casual fashion industry. The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $94.

Nautica. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. Sales for the first half of Fiscal 2002 included sales of Nautica footwear permitted under the termination arrangement with the licensor. For additional information on Nautica, see Note 2 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing

The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan and the United Kingdom. During part of Fiscal 2003, Genesco manufactured Johnston & Murphy footwear in one facility in Nashville, Tennessee, but shoes manufactured in the Johnston & Murphy factory have not accounted for a significant portion of its sales of footwear products. In the third quarter of Fiscal 2003, the Company closed its Nashville factory. See Note 2 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Competition is intense in the footwear industry. The Company’s retail footwear competitors range from small, locally owned shoe stores to regional and national department stores, discount stores, and specialty chains. The Company competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have certain resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, and customer service. The location and atmosphere of the Company’s retail stores is an additional competitive factor for the Company’s retail operations. Any failure by the Company to remain competitive with respect to such key factors could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Trademarks and Licenses

The Company owns its Johnston & Murphy footwear brand through a wholly-owned subsidiary. The Nautica and Dockers brand footwear lines, introduced in Fiscal 1993, are sold under license agreements. The Nautica license agreement was cancelled effective January 31, 2001. The Dockers license agreement expires on December 31, 2004 with an option to renew through December 31, 2008. Net sales of Nautica and Dockers products were approximately $78 million in Fiscal 2003 and approximately $77 million in Fiscal 2002. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2003.

Raw Materials

Genesco is not dependent upon any single source of supply for any major raw material. In Fiscal 2003, the Company experienced no significant shortages of raw materials in its principal businesses.

Backlog

Most of the Company’s orders are for delivery within 90 days. Therefore, the backlog at any one time is not necessarily indicative of future sales for an extended period of time. As of March 29, 2003, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $17.5 million, compared to approximately $24.7 million on March 30, 2002. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

Employees

Genesco had approximately 5,700 employees at February 1, 2003, approximately 5,610 of whom were employed in operations and 90 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees and approximately 2,800 of the Company’s employees were part-time.

Properties

At February 1, 2003, the Company operated 991 retail footwear stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company’s two leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates five distribution centers (three of which are owned and two of which are leased) aggregating approximately 1,000,000 square feet. All of the facilities are located in Tennessee. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 60% of a 295,000 square foot building.

Due to the Company’s retail growth, the Company began construction of a new distribution center in Fiscal 2002. This 320,000 square foot distribution facility was completed in the Spring of 2002.

Leases on the Company’s Nashville, Tennessee, offices and warehouses expire in 2007, including renewal options. The Company believes that all leases (other than the long-term Nashville leases) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

Environmental Matters

The Company’s former manufacturing operations and the sites of those operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See “Legal Proceedings.”

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $4.1 million to $4.3 million, $3.8 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

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

The Company has completed further testing in response to MDEQ comments and expects to submit a revised Plan for MDEQ approval. The Company has not yet adopted a revised Plan, which when submitted will be subject to MDEQ comment, but management does not presently expect remediation of the site to have a material effect on its financial condition or results of operations.

Patent Action

In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. Based on a preliminary investigation, the Company intends to file an answer denying plaintiffs’ claims and to defend the matter vigorously.

The Company is a defendant in Lemelson Medical, Education & Research Foundation Limited Partnership v. Federal Express Corporation, et al., in the U. S. District Court for the District of Arizona. The case is one of a number of similar cases alleging patent infringement against users of bar code technology. The case was stayed prior to any discovery pending the outcome of suits in other jurisdictions which challenge the validity of the subject patents. The complaint seeks injunctive relief and unspecified damages. The Company intends to defend the matter vigorously if the outcome of the other suits does not result in its dismissal.

SEC Matter

The Company discovered, investigated, publicly announced and self-reported to the Securities and Exchange Commission in December 2001 certain accounting errors relating to the timing of certain shipments of Johnston & Murphy products in fiscal year 2001. By letter dated March 4, 2003, the staff of the Commission advised the Company that it intended to recommend that the Commission institute a cease and desist proceeding against the Company under the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 in connection with the errors. The staff’s stated recommendations with respect to the Company do not include the imposition of monetary fines against the Company or any restatement of previously announced results. The Company has cooperated with the Commission’s investigation and continues to cooperate while it seeks to resolve the matter. The Company believes the resolution of this matter will not have a material adverse impact on the Company.

ITEM 4,  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2003.

EXECUTIVE OFFICERS OF GENESCO

The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualify. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:

Ben T. Harris, 59, Chairman. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company and in 1995 was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Harris was named executive vice president — operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996 and was named chief executive officer as of February 1, 1997. Mr. Harris was named chairman as of November 4, 1999.

Hal N. Pennington, 65, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 41 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He has responsibility for operational support functions including human resources and information systems, in addition to oversight of the Company’s operating divisions. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002.

James S. Gulmi, 57, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president - finance in January 1996.

James C. Estepa, 51, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.

Jonathan D. Caplan, 49, Chief Executive Officer of the Company’s Branded Group and President of Johnston & Murphy. Mr. Caplan joined the Company in October 2002 as chief executive officer of the branded group and president of Johnston & Murphy. Mr. Caplan had served as president of Genesco’s Laredo-Code West division from July 1988 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North American since 1998.

John W. Clinard, 55, Vice President — Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 31 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000.

Roger G. Sisson, 39, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.

Matthew N. Johnson, 38, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

Paul D. Williams, 48, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

PART II

ITEM 5,  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange (Symbol: GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended February 2

		High	Low

2002	1st Quarter	$29.00	$21.70
	2nd Quarter	35.00	26.59
	3rd Quarter	25.80	15.65
	4th Quarter	26.10	18.20

Fiscal Year ended February 1

		High	Low

2003	1st Quarter	$28.30	$22.60
	2nd Quarter	26.00	13.10
	3rd Quarter	16.42	10.65
	4th Quarter	21.22	15.68

There were approximately 5,750 common shareholders of record on April 25, 2003.

See Item 7 and Notes 9 and 11 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6,  SELECTED FINANCIAL DATA

Financial Summary

	Fiscal Year End
In Thousands except per common share data,
financial statistics and other data	2003	2002	2001	2000	1999

Results of Operations Data
Net sales	$828,307	$746,157	$679,337	$552,440	$531,354
Depreciation	19,314	16,239	13,200	10,514	9,691
Earnings before interest and taxes	66,694	63,428	60,187	46,969	33,450
Pretax earnings from continuing operations	58,824	55,864	52,987	40,982	26,839
Earnings from continuing operations	36,445	38,323	32,831	25,335	52,313
Discontinued operations (net of tax)	(165)	(1,253)	(3,233)	587	815

Net earnings	$36,280	$37,070	$29,598	$25,922	$53,128

Per Common Share Data
Earnings from continuing operations
Basic	$1.66	$1.74	$1.51	$1.12	$2.04
Diluted	1.47	1.54	1.35	1.03	1.80
Discontinued operations
Basic	(.01)	(.06)	(.15)	.03	.03
Diluted	.00	(.05)	(.12)	.02	.03
Net earnings
Basic	1.65	1.68	1.36	1.14	2.07
Diluted	1.47	1.49	1.23	1.05	1.83

Balance Sheet Data
Total assets	$419,214	$363,554	$352,163	$301,165	$307,198
Long-term debt	103,245	103,245	103,500	103,500	103,500
Non-redeemable preferred stock	7,599	7,634	7,721	7,882	7,918
Common shareholders’ equity	175,180	153,553	130,504	100,360	108,661
Additions to plant, equipment and capital leases	36,276	43,723	34,735	22,312	23,512

Financial Statistics
Earnings before interest and taxes as a percent of net sales	8.1%	8.5%	8.9%	8.5%	6.3%
Book value per share	$8.06	$7.03	$6.02	$4.73	$4.56
Working capital	$181,165	$162,649	$144,926	$138,007	$155,778
Current ratio	3.1	3.2	2.5	2.8	3.1
Percent long-term debt to total capitalization	36.1%	39.0%	42.8%	48.9%	47.0%

Other Data (End of Year)
Number of retail outlets*	991	908	836	679	674
Number of employees	5,700	5,325	4,700	4,250	3,650

*	Includes 78 Jarman Leased departments in Fiscal 1999 which were divested during the first quarter of Fiscal 2000. Also includes Nautica Retail leased departments of 57, 47 and 24 in Fiscal 2001, 2000 and 1999, respectively.

Reflected in earnings from continuing operations for Fiscal 2003, 2002, 2001 and 1999 were restructuring and other charges (credits) of $2.5 million, $5.1 million, $4.4 million and ($2.4) million, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges (credits).

Reflected in earnings from continuing operations for Fiscal 2002 and 1999 was a tax benefit of $3.5 million and $24.1 million, respectively.

Long-term debt includes current obligations. On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due 2005. The Company used $80 million of the proceeds to repay all of its 10 3/8% senior notes including interest and expenses incurred in connection therewith.

The Company has not paid dividends on its Common Stock since 1973. See Notes 9 and 11 to the Consolidated Financial Statements for a description of limitations on the Company’s ability to pay dividends.

ITEM 7,  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and future results, liquidity and capital resources. These factors include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy, consumer reactions to unexpected events or changes in fashions or tastes that the Company fails to anticipate or respond to appropriately, which could lead to lower than expected sales and product margins and, consequently, profits.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution, including those related to the transition to the Company’s recently constructed distribution center.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 16 to the Consolidated Financial Statements.

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

Significant Developments

Impairment and Other Charges

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge includes $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, the payments related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these items relate to the Johnston & Murphy division. See Note 8 to the Consolidated Financial Statements.

Minimum Pension Liability Adjustment

The return on pension plan assets was a loss of $6.5 million for Fiscal 2003 compared to an expected gain of $8.3 million for the year. The interest rate used to measure benefit obligations also decreased from 7.375% to 6.625% in Fiscal 2003. As a result, plan assets were less than the accumulated benefit obligation, resulting in a pension liability of $34.3 million on the balance sheet and a minimum pension liability adjustment of $13.6 million (net of tax) in other comprehensive income in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.

Share Repurchase Program

In total, the Company’s board of directors has authorized the repurchase of 7.5 million shares of the Company’s common stock since the third quarter of Fiscal 1999, including an additional 300,000 shares in August 2002. The purchases may be made on the open market or in privately negotiated transactions. As of February 1, 2003, the Company had repurchased 7.0 million shares at a cost of $69.4 million pursuant to all authorizations.

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

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge included $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments. See Note 8 to the Consolidated Financial Statements. Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

The Company ended operations in the manufacturing plant during the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for Fiscal 2002 included $6.1 million of sales of Nautica – branded footwear to fill existing customer orders and sell existing inventory.

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

The Nautica footwear business contributed sales of approximately $6.1 million and $18.8 million and operating losses of $0.6 million and $2.5 million in Fiscal 2002 and 2001, respectively.

Volunteer Leather Divestiture

On May 22, 2000, the Company’s board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constituted the entire Leather segment of the Company’s business, the charge to earnings was treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs. See Note 8 to the Consolidated Financial Statements. The Volunteer Leather business employed approximately 160 people.

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

In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations, including $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs of a remedial investigation and feasibility study at its former knitting mill in New York. See Note 16 to the Consolidated Financial Statements.

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

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates,

coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $0.3 million reflected in Fiscal 2003, $2.0 million reflected in Fiscal 2002 and $2.6 million reflected in Fiscal 2001. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Business Segments

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of the Journeys and Journeys Kidz retail footwear operations; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear and, formerly, Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company also operated the Leather segment during part of Fiscal 2001. The

Company sold certain assets of its Volunteer Leather business on June 19, 2000 and has discontinued all Leather segment operations. See “Significant Developments.”

Results of Operations – Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales for Fiscal 2003 increased 11.0% to $828.3 million from $746.2 million in Fiscal 2002. Gross margin increased 11.8% to $390.1 million in Fiscal 2003 from $348.9 million in Fiscal 2002 and increased as a percentage of net sales from 46.8% to 47.1%. Selling and administrative expenses in Fiscal 2003 increased 14.3% from Fiscal 2002 and increased as a percentage of net sales from 37.6% to 38.7%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2003 were $58.8 million compared to $55.9 million for Fiscal 2002. Pretax earnings for Fiscal 2003 included restructuring and other charges of $2.5 million, primarily for asset impairments. See “Significant Developments.” Pretax earnings for Fiscal 2002 included restructuring and other charges of $5.1 million related to the closing of the Johnston & Murphy plant, elimination of staff in the Company’s headquarters and asset impairments. See “Significant Developments.”

Net earnings for Fiscal 2003 were $36.3 million ($1.47 diluted earnings per share) compared to $37.1 million ($1.49 diluted earnings per share) for Fiscal 2002. Net earnings for Fiscal 2003 included a $0.2 million ($0.00 diluted earnings per share) charge to earnings (net of tax) for additional anticipated costs related to a former knitting mill in New York. Net earnings for Fiscal 2002 included a $1.3 million ($0.05 diluted earnings per share) charge to earnings (net of tax) for environmental clean-up costs at the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and other adjustments to discontinued operations, primarily for additional anticipated costs for a remedial investigation and feasibility study at the former knitting mill. The Company recorded an effective federal income tax rate of 38.0% for Fiscal 2003 compared to 31.4% for Fiscal 2002. The year-to-year change reflects the Company’s determination in Fiscal 2002 that approximately $3.5 million of previously accrued income taxes were no longer required. Because this amount was reflected as current year income tax benefit for Fiscal 2002, it reduced the Company’s effective federal income tax rate for Fiscal 2002.

Journeys

	Fiscal Year Ended
			%
	2003	2002	Change

	(dollars in thousands)

Net sales	$436,498	$381,736	14.3%
Operating income	$53,214	$51,925	2.5%
Operating margin	12.2%	13.6%

Net sales from Journeys increased 14.3% for Fiscal 2003 compared to Fiscal 2002. The increase reflects primarily a 21% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). The average price per pair of shoes decreased 6% in Fiscal 2003, primarily reflecting fashion-related changes in product mix and increased markdowns, but unit sales increased 20% primarily reflecting the increase in average stores operated. Unit comparable sales for footwear were up 4% during the same period. The store count for Journeys was 614 stores at the end of Fiscal 2003, including 35 Journeys Kidz stores, compared to 533 Journeys stores at the end of Fiscal 2002, including 14 Journeys Kidz stores.

Journeys operating income for Fiscal 2003 increased 2.5% to $53.2 million, compared to $51.9 million for Fiscal 2002, primarily reflecting the increase in sales.

Underground Station/Jarman Group

	Fiscal Year Ended
			%
	2003	2002	Change

	(dollars in thousands)
Net sales	$147,926	$120,242	23.0%
Operating income	$12,096	$5,319	127.4%
Operating margin	8.2%	4.4%

Net sales from the Underground Station/Jarman Group increased 23.0% for Fiscal 2003 compared to Fiscal 2002, reflecting both a 14% increase in comparable store sales and a 5% increase in average stores operated. The average price per pair of shoes was flat in Fiscal 2003, unit sales increased 25% during the same period while unit comparable sales for footwear increased 12%. Underground Station/Jarman Group operated 229 stores at the end of Fiscal 2003, including 114 Underground Station stores. During Fiscal 2003, eight Jarman stores were converted to Underground Station stores. The Company had operated 227 stores at the end of Fiscal 2002, including 97 Underground Station stores.

Underground Station/Jarman Group operating income for Fiscal 2003 was $12.1 million compared to $5.3 million for Fiscal 2002 and increased as a percent of sales to 8.2% from 4.4% in Fiscal 2002. The increase was due to increased sales, increased gross margin as a percentage of net sales, due primarily to decreased markdowns and decreased expenses as a percentage of net sales.

Johnston & Murphy

	Fiscal Year Ended
			%
	2003	2002	Change

	(dollars in thousands)
Net sales	$165,269	$167,488	(1.3)%
Operating income	$9,270	$14,125	(34.4)%
Operating margin	5.6%	8.4%

Johnston & Murphy net sales decreased 1.3% to $165.3 million for Fiscal 2003 from $167.5 million for Fiscal 2002, reflecting primarily a 12% decrease in Johnston & Murphy wholesale sales offset by a 2% increase in average stores operated for Johnston & Murphy retail operations. Comparable sales for Johnston & Murphy retail operations were flat for Fiscal 2003. Retail operations accounted for 71.2% of Johnston & Murphy segment sales in Fiscal 2003, up from 67.8% in Fiscal 2002. The average price per pair of shoes for Johnston & Murphy retail decreased 8% in Fiscal 2003, reflecting primarily changes in product mix, while unit sales increased 13% and unit comparable sales for footwear increased 7% during the same period. Unit sales for the Johnston & Murphy wholesale business increased 3% in Fiscal 2003, while the average price per pair of shoes decreased 11% for the same period, reflecting primarily increased promotional pricing activity and product mix changes. The store count for Johnston & Murphy retail operations at the end of Fiscal 2003 and 2002 included 148 Johnston & Murphy stores and factory stores.

Johnston & Murphy operating income for Fiscal 2003 decreased 34.4% to $9.3 million from $14.1 million for Fiscal 2002, primarily due to decreased sales, increased promotional pricing activity and increased expenses as a percentage of net sales, including $1.4 million of increased advertising expense.

Licensed Brands

	Fiscal Year Ended
			%
	2003	2002	Change

	(dollars in thousands)
Net sales	$78,497	$76,691	2.4%
Operating income	$8,506	$8,001	6.3%
Operating margin	10.8%	10.4%

Licensed Brands’ net sales increased 2.4% to $78.5 million for Fiscal 2003 from $76.7 million for Fiscal 2002. The sales increase reflected an 11% increase in net sales of Dockers Footwear, offset by the closing of the Nautica Footwear division, which accounted for $6.1 million in sales for Fiscal 2002. Unit sales for the Licensed Brands wholesale businesses decreased 3% for Fiscal 2003, while the average price per pair of shoes increased 5% for the same period, reflecting last year’s liquidation of Nautica Footwear inventory in connection with the closing of that business. Unit sales for Dockers increased 11% for Fiscal 2003.

Licensed Brands’ operating income for Fiscal 2003 increased 6.3% from $8.0 million for Fiscal 2002 to $8.5 million. The increase reflected the closing of the Nautica Footwear division, which accounted for a $0.6 million operating loss for Fiscal 2002.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2003 were $16.4 million compared to $15.9 million for Fiscal 2002. This year’s corporate and other expenses included $2.5 million in restructuring and other charges and $0.6 million of expenses relating to consideration of a possible strategic acquisition and severance charges. Corporate and other expenses in Fiscal 2002 included $5.4 million in restructuring and other charges and $0.4 million in primarily severance and litigation charges, offset by a $0.3 million gain relating to the Nautica restructuring. Excluding the listed items from both periods, corporate and other expenses were $13.2 million in Fiscal 2003 versus $10.4 million in Fiscal 2002, an increase of 26.3%. The increase is attributable primarily to increased bonus accruals reflecting operating performance for the year and increased expenses related to the Company’s new distribution center, which began operations in the second quarter of Fiscal 2003.

Interest expense decreased 1.8% from $8.7 million in Fiscal 2002 to $8.5 million in Fiscal 2003, due to capitalized interest of $0.4 million in the first half of Fiscal 2003 for the Company’s new distribution center compared to $0.1 million of capitalized interest in the fourth quarter of Fiscal 2002. See Note 1 to the Consolidated Financial Statements. Borrowings under the Company’s revolving credit facility averaged less than $0.1 million for both Fiscal 2003 and 2002.

Interest income decreased 41% from $1.1 million in Fiscal 2002 to $0.7 million in Fiscal 2003, due to decreases in interest rates.

Results of Operations – Fiscal 2002 Compared to Fiscal 2001

The Company’s net sales for Fiscal 2002 (52 weeks) increased 9.8% to $746.2 million from $679.3 million in Fiscal 2001 (53 weeks). Gross margin increased 8.5% to $348.9 million in Fiscal 2002 from $321.7 million in Fiscal 2001 but decreased as a percentage of net sales from 47.4% to 46.8%. Selling and administrative expenses in Fiscal 2002 increased 8.8% from Fiscal 2001 but decreased as a percentage of net sales from 38.0% to 37.6%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2002 were $55.9 million compared to $53.0 million for Fiscal 2001. Pretax earnings for Fiscal 2002 included restructuring and other charges of $5.1 million related to the closing of the Johnston & Murphy plant, elimination of staff in the Company’s headquarters and asset impairments. See “Significant Developments.” Pretax earnings for Fiscal 2001 included a restructuring charge of $4.4 million related to the termination of the Nautica Footwear license. See “Significant Developments.”

Net earnings for Fiscal 2002 were $37.1 million ($1.49 diluted earnings per share) compared to $29.6 million ($1.23 diluted earnings per share) for Fiscal 2001. Net earnings for Fiscal 2002 included a $1.3 million ($0.05 diluted earnings per share) charge to earnings (net of tax) for environmental clean-up costs at the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and other adjustments to discontinued operations, primarily for additional anticipated costs for a remedial investigation and feasibility study at its former knitting mill in New York. Net earnings for Fiscal 2001 included a $3.0 million ($0.11 diluted earnings per share) charge to earnings (net of tax) related to the divestiture of the Company’s Volunteer Leather business. The Company recorded an effective federal income tax rate of 31.4% for Fiscal 2002 compared to 38.0% for Fiscal 2001. The Company determined that approximately $3.5 million of previously accrued income taxes was no longer required. Because this amount was reflected as current year income tax benefit, it reduced the Company’s effective federal income tax rate for Fiscal 2002.

Journeys

	Fiscal Year Ended
			%
	2002	2001	Change

	(dollars in thousands)
Net sales	$381,736	$300,758	26.9%
Operating income	$51,925	$41,869	24.0%
Operating margin	13.6%	13.9%

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

Underground Station/Jarman Group

	Fiscal Year Ended
			%
	2002	2001	Change

	(dollars in thousands)
Net sales	$120,242	$109,791	9.5%
Operating income	$5,319	$8,395	(36.6)%
Operating margin	4.4%	7.6%

Primarily due to a 16% increase in average stores operated, partially offset by a 4% decrease in comparable store sales, net sales from the Underground Station/Jarman Group increased 9.5% for Fiscal 2002 compared to Fiscal 2001. The increase in sales was driven primarily by Underground Station stores. The Jarman division had sequential quarter over quarter comparable store sales improvements after the second quarter, with an 11% decrease in the second quarter to a 2% decrease in the fourth quarter and ending the year with a same store sales gain of 14% in January. The average price per pair of shoes decreased 5% in Fiscal 2002, primarily reflecting increased markdowns and changes in product mix, but unit sales increased 12% during the same period. Underground Station/Jarman Group operated 227 stores at the end of Fiscal 2002, including 97 Underground Station stores. During Fiscal 2002, eight Jarman stores were converted to Underground Station stores. The Company had operated 207 stores at the end of Fiscal 2001, including 57 Underground Station stores.

Underground Station/Jarman Group operating income for Fiscal 2002 was $5.3 million compared to $8.4 million for Fiscal 2001 and decreased as a percent of sales to 4.4% from 7.6% in Fiscal 2001. The decrease was due to decreased gross margin as a percentage of net sales, due primarily to increased markdowns and changes in product mix and increased expenses as a percentage of net sales.

Johnston & Murphy

	Fiscal Year Ended
			%
	2002	2001	Change

	(dollars in thousands)
Net sales	$167,488	$187,374	(10.6)%
Operating income	$14,125	$24,636	(42.7)%
Operating margin	8.4%	13.1%

Johnston & Murphy net sales decreased 10.6% to $167.5 million for Fiscal 2002 from $187.4 million for Fiscal 2001, reflecting a 9% decrease in comparable store sales for Johnston & Murphy retail operations and a 20% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 67.8% of Johnston & Murphy segment sales in Fiscal 2002, up from 63.9% in Fiscal 2001. The average price per pair of shoes for Johnston & Murphy retail decreased 4% in Fiscal 2002, reflecting primarily changes in product mix and increased markdowns, and unit sales decreased 4% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 16% in Fiscal 2002, and the average price per pair of shoes decreased 8% for the same period, reflecting increased promotional activities and mix changes. The store count for Johnston & Murphy retail operations at the end of Fiscal 2002 included 148 Johnston & Murphy stores and factory stores compared to 147 Johnston & Murphy stores and factory stores at the end of Fiscal 2001.

Johnston & Murphy operating income for Fiscal 2002 decreased 42.7% to $14.1 million from $24.6 million for Fiscal 2001, primarily due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased promotional activities and markdowns and changes in product mix and to increased expenses as a percentage of net sales.

Licensed Brands

	Fiscal Year Ended
			%
	2002	2001	Change

	(dollars in thousands)
Net sales	$76,691	$81,414	(5.8)%
Operating income	$8,001	$4,695	70.4%
Operating margin	10.4%	5.8%

Licensed Brands’ net sales decreased 5.8% to $76.7 million for Fiscal 2002 from $81.4 million for Fiscal 2001. The sales decrease reflected a 13% increase in net sales of Dockers Footwear, offset by $12.7 million in declining sales of Nautica Footwear. Unit sales for the Licensed Brands wholesale businesses were flat for Fiscal 2002, while the average price per pair of shoes decreased 5% for the same period, reflecting increased promotional activities.

Licensed Brands’ operating income for Fiscal 2002 increased 70.4% from $4.7 million for Fiscal 2001 to $8.0 million, primarily due to decreased expenses as a percentage of net sales.

For additional information regarding the Company’s decision to exit the Nautica Footwear business, see “Significant Developments – Nautica Footwear License Cancellation.” Net sales for Nautica footwear were $6.1 million and $18.8 million for Fiscal 2002 and Fiscal 2001, respectively, while operating losses were $0.6 million and $2.5 million for Fiscal 2002 and Fiscal 2001, respectively.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2002 were $15.9 million compared to $19.4 million for Fiscal 2001. Fiscal 2002 corporate and other expenses included $5.4 million of restructuring and other charges and $0.4 million in primarily litigation and severance charges offset by a $0.3 million gain relating to the Nautica restructuring. Corporate and other expenses for Fiscal 2001 included $4.4 million of restructuring and other charges and $0.1 million in primarily litigation and severance charges. Excluding the listed items from both periods, corporate and other expenses were $10.4 million in Fiscal 2002 versus $14.9 million in Fiscal 2001, a decrease of 29.9%. The decrease in corporate expenses in Fiscal 2002 is attributable primarily to decreased bonus accruals partially offset by costs associated with the construction of the Company’s new distribution center.

Interest expense was flat for Fiscal 2002 compared to Fiscal 2001.

Interest income decreased 20% from $1.4 million in Fiscal 2001 to $1.1 million in Fiscal 2002 due to decreases in average short-term investments. Borrowings under the Company’s revolving credit facility averaged less than $0.1 million for Fiscal 2002 compared to zero borrowings for Fiscal 2001.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	Feb. 1,	Feb. 2,	Feb. 3,
	2003	2002	2001

	(dollars in millions)
Cash and cash equivalents	$55.9	$46.4	$60.4
Working capital	$181.2	$162.6	$144.9
Long-term debt (includes current maturities)	$103.2	$103.2	$103.5

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $47.9 million in Fiscal 2003 compared to $27.9 million in Fiscal 2002, primarily due to changes in accounts payable levels offset by an increase in inventories. Tax payments were also $1.7 million lower in Fiscal 2003 than in Fiscal 2002. Accounts payable grew by $29.0 million more in Fiscal 2003 than in Fiscal 2002. This increased rate of growth is primarily due to timing changes in buying patterns and increased seasonal purchases, reflecting the growth in the Company’s retail businesses by 83 stores for the year. Inventories grew by $16.8 million more in Fiscal 2003 than in Fiscal 2002, offsetting some of the increase in cash provided by operating activities attributable to the accounts payable increase. The $25.8 million increase in inventories at February 1, 2003 from February 2, 2002 levels reflects increases in retail inventories to support seasonal growth and the net increase of 83 stores in Fiscal 2003, and an increase in Johnston & Murphy inventories due to lower than expected sales for Fiscal 2003.

Accounts receivable at February 1, 2003 decreased $0.4 million compared to February 2, 2002, primarily due to shorter payment terms given to customers of the Company’s wholesale operations.

Cash provided by operating activities was $27.9 million in Fiscal 2002 compared to $36.1 million in Fiscal 2001. The $8.1 million decrease in cash flow from operating activities reflects primarily an $8.9 million increase in inventories for Fiscal 2002 compared to Fiscal 2001 primarily due to new store openings and to decreased accrued liabilities of $16.7 million primarily due to payments of incentive compensation accruals and an $8.4 million increase in taxes paid, offset by increased earnings of $7.5 million in Fiscal 2002 and a $3.5 million decrease in accounts receivable due to decreased wholesale sales. The $8.9 million increase in inventories at February 2, 2002 from February 3, 2001 levels reflects increases in retail inventories to support the net increase of 129 stores in Fiscal 2002.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

		Fiscal Year Ended

	2003	2002	2001

		(in thousands)
Accounts payable	$17,547	$(11,479)	$4,635
Accrued liabilities	(3,230)	(16,733)	10,468

	$14,317	$(28,212)	$15,103

The differences in accounts payable for Fiscal 2003 from Fiscal 2002 and for Fiscal 2002 from Fiscal 2001 are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in accrued liabilities in Fiscal 2003 was due primarily to discontinued operations payments. The change in accrued liabilities in Fiscal 2002 was due primarily to payment of incentive compensation accruals, income tax payments and restructuring payments.

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004. The average daily revolving credit borrowings were less than $0.1 million for Fiscal 2003 and 2002, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures.

The following tables set forth aggregate contractual obligations and commitments as of February 1, 2003.

	Payments Due by Period
(in thousands)
Significant Contractual		Less than 1	1-3	4-5	After 5
Cash Obligations	Total	year	years	years	years

Long-Term Debt	$103,245	$-0-	$103,245	$-0-	$-0-
Capital Lease Obligations	26	1	2	2	21
Operating Leases	475,967	67,253	132,703	119,174	156,837

Total Significant Contractual Cash Obligations	$579,238	$67,254	$235,950	$119,176	$156,858

(in thousands)	Amount of Commitment Expiration Per Period

	Total Amounts	Less than 1	1-3	4-5	Over 5
Commercial Commitments	Committed	year	years	years	years

Letters of Credit	$6,351	$6,351	$-0-	$-0-	$-0-

Total Commercial Commitments	$6,351	$6,351	$-0-	$-0-	$-0-

Capital Expenditures

Capital expenditures were $36.3 million, $43.7 million and $34.7 million for Fiscal 2003, 2002 and 2001, respectively. The $7.4 million decrease in Fiscal 2003 capital expenditures as compared to Fiscal 2002 resulted primarily from a decrease in retail store capital expenditures due to a smaller net increase in new store openings in Fiscal 2003 compared to Fiscal 2002. The $9.0 million increase in

Fiscal 2002 capital expenditures as compared to Fiscal 2001 resulted primarily from capital expenditures for the new distribution center.

Total costs for the Company’s new distribution center were $28.6 million, including capitalized interest of $0.5 million, which includes capital expenditures of $14.4 million in Fiscal 2002 and $14.2 million in Fiscal 2003.

Total capital expenditures in Fiscal 2004 are expected to be approximately $23.4 million. These include expected retail capital expenditures of $18.6 million to open approximately 50 Journeys stores, 4 Journeys Kidz stores, 6 Johnston & Murphy stores and factory stores, and 25 Underground Station stores, and to complete 32 major store renovations, including five conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal 2004 for wholesale operations and other purposes are expected to be approximately $4.8 million, including approximately $1.9 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2004. The Company may borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $2.5 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. Additionally, the Company may from time to time consider proposals to refinance or retire the outstanding subordinated convertible notes prior to their final maturity date in April 2005.

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 515,100 shares remaining to be repurchased under this and prior authorizations as of February 1, 2003. Any purchases would be funded from available cash. The Company has repurchased a total of 7.0 million shares at a cost of $69.4 million under a series of authorizations since Fiscal 1999. The Company has repurchased 286,000 shares this year at a cost of $4.0 million as of February 1, 2003.

There were $6.4 million of letters of credit outstanding under the revolving credit agreement at February 1, 2003, leaving availability under the revolving credit agreement of $68.6 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at February 1, 2003.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At February 1, 2003, $35.0 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 16 to the Company’s Consolidated Financial

Statements. The Company has made provisions for certain of these contingencies, including approximately $0.3 million reflected in Fiscal 2003, $2.0 million reflected in Fiscal 2002 and $2.6 million reflected in Fiscal 2001. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $103.2 million 5 1/2% convertible subordinated notes due April 2005 bears interest at a fixed rate. Accordingly, there is no immediate impact on the Company’s interest expense from fluctuations in market interest rates. The fair value of the Company’s long-term debt was $107.2 million at February 1, 2003 based on a dealer quote.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in institutional money market funds or financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at February 1, 2003. Consequently, the Company considers the interest rate market risk implicit in these investments at February 1, 2003, to be low.

Foreign Currency Exchange Rate Risk – Most purchases by the Company from foreign sources are denominated in U.S. dollars. Approximately $39.7 million of purchases in Fiscal 2003, all of shoes bearing the Johnston & Murphy brand, were denominated in Euro. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At February 1, 2003, the Company had $7.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at February 1, 2003 was $0.2 million based on current spot rates. As of February 1, 2003, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.6 million.

Because of the rapid appreciation in the value of the Euro relative to the dollar and the limitations of the Company’s foreign currency hedging policy, the Company anticipates that product costs in the

Johnston & Murphy division will increase in Fiscal 2004 as compared to the previous year. Based on anticipated demand for the year and assuming an average exchange rate for the year near levels for the first fiscal quarter, the Company estimates these increases will have an adverse effect on its pretax earnings for the year in the range of $5.0 to $6.0 million. The effect could be greater or less if either or both demand varies from expectations or exchange rates fluctuate.

Accounts Receivable – The Company’s accounts receivable balance at February 1, 2003 is concentrated in its two remaining wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 15.5% and another customer accounted for 11.2% of the Company’s trade accounts receivable balance as of February 1, 2003. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at February 1, 2003, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004.

New Accounting Principles

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company implemented this statement in the fourth quarter of Fiscal 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. This statement is effective for fiscal years ending after December 15, 2002. The Company implemented this statement in the fourth quarter of Fiscal 2003 and has made the appropriate disclosures. See Notes 1 and 15 to the Consolidated Financial Statements.

In April 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The new pronouncement requires certain vendor consideration to be treated as a reduction of the selling price of the product and, therefore, a reduction in revenue. The Company has reclassified its financial statements for Fiscal 2002 and 2001 to reflect the change in accounting for certain vendor consideration.

In November 2002, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased. This statement is effective beginning the first quarter of Fiscal 2004. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

Inflation

The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholders of Genesco Inc.

We have audited the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 16 as of February 1, 2003 and February 2, 2002, and for the years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of February 1, 2003 and February 2, 2002, and for the years then ended.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 21, 2003

To the Board of Directors and
Shareholders of Genesco Inc.

Report of Independent Accountants

In our opinion, the consolidated statements of earnings, shareholders’ equity, and of cash flows for the year ended February 3, 2001, present fairly, in all material respects, the results of operations and cash flows of Genesco Inc. and its subsidiaries for the year ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Knoxville, Tennessee
February 27, 2001

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	As of Fiscal Year End

	2003	2002

Assets
Current Assets
Cash and cash equivalents	$55,929	$46,384
Accounts receivable	19,412	19,857
Inventories	168,622	142,856
Deferred income taxes	11,909	15,061
Other current assets	13,559	12,717

Total current assets	269,431	236,875

Plant, equipment and capital leases	127,542	112,550
Deferred income taxes	17,787	8,611
Other noncurrent assets	4,454	5,019
Plant and equipment of discontinued operations	-0-	499

Total Assets	$419,214	$363,554

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$86,923	$67,497
Provision for discontinued operations	1,343	6,729

Total current liabilities	88,266	74,226

Long-term debt	103,245	103,245
Other long-term liabilities	44,924	24,391
Provision for discontinued operations	-0-	505

Total liabilities	236,435	202,367

Commitments and contingent liabilities (see Notes 10 and 16)
Shareholders’ Equity
Non-redeemable preferred stock	7,599	7,634
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued: 2003 – 22,221,566; 2002 – 22,330,914	22,222	22,331
Additional paid-in capital	97,488	98,622
Retained earnings	103,779	67,793
Accumulated other comprehensive loss	(30,452)	(17,336)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	182,779	161,187

Total Liabilities and Shareholders’ Equity	$419,214	$363,554

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
In Thousands, except per share amounts

	Fiscal Year

	2003	2002	2001

Net sales	$828,307	$746,157	$679,337
Cost of sales	438,231	397,212	357,653
Selling and administrative expenses	320,833	280,712	258,064
Restructuring and other charges, net	2,549	4,805	3,433

Earnings from operations before interest	66,694	63,428	60,187

Interest expense	8,544	8,698	8,618
Interest income	(674)	(1,134)	(1,418)

Total interest expense, net	7,870	7,564	7,200

Earnings before income taxes from continuing operations	58,824	55,864	52,987
Income taxes	22,379	17,541	20,156

Earnings from continuing operations	36,445	38,323	32,831
Discontinued operations:
Operating loss	-0-	-0-	(226)
Provision for future losses	(165)	(1,253)	(3,007)

Net Earnings	$36,280	$37,070	$29,598

Basic earnings per common share:
Continuing operations	$1.66	$1.74	$1.51
Discontinued operations	$(.01)	$(.06)	$(.15)
Net earnings	$1.65	$1.68	$1.36
Diluted earnings per common share:
Continuing operations	$1.47	$1.54	$1.35
Discontinued operations	$0.00	$(.05)	$(.12)
Net earnings	$1.47	$1.49	$1.23

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Cash Flows
In Thousands

	Fiscal Year

	2003	2002	2001

OPERATIONS:
Net earnings	$36,280	$37,070	$29,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,314	16,239	13,200
Deferred income taxes	2,362	6,071	351
Provision for losses on accounts receivable	55	(263)	457
Impairment of long-lived assets	2,373	1,010	-0-
Restructuring charge	176	4,117	4,433
Provision for discontinued operations	267	2,008	4,854
Other	1,088	1,039	467
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	390	3,515	(3,093)
Inventories	(25,766)	(8,941)	(25,772)
Other current assets	(1,127)	(1,911)	(1,925)
Accounts payable and accrued liabilities	14,317	(28,212)	15,103
Other assets and liabilities	(1,809)	(3,836)	(1,620)

Net cash provided by operating activities	47,920	27,906	36,053

INVESTING ACTIVITIES:
Capital expenditures	(36,276)	(43,723)	(34,735)
Proceeds from businesses divested and asset sales	93	436	3,694

Net cash used in investing activities	(36,183)	(43,287)	(31,041)

FINANCING ACTIVITIES:
Payments on capital leases	(1)	(1)	(6)
Stock repurchases	(4,044)	(4,826)	(8,778)
Dividends paid	(294)	(294)	(298)
Options exercised and shares issued in employee stock purchase plan	2,147	6,890	6,592
Deferred note expenditures	-0-	(386)	-0-

Net cash provided by (used in) financing activities	(2,192)	1,383	(2,490)

Net Cash Flow	9,545	(13,998)	2,522
Cash and cash equivalents at beginning of year	46,384	60,382	57,860

Cash and cash equivalents at end of year	$55,929	$46,384	$60,382

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$8,231	$8,156	$8,043
Income taxes	16,013	17,749	9,398

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance January 29, 2000	$7,882	$21,715	$94,784	$(17,857)	$1,718	$-0-		$108,242

Net earnings	-0-	-0-	-0-	-0-	29,598	-0-	$29,598	29,598
Dividends paid	-0-	-0-	-0-	-0-	(299)	-0-	-0-	(299)
Exercise of options	-0-	1,013	5,017	-0-	-0-	-0-	-0-	6,030
Issue shares — Employee Stock Purchase Plan	-0-	55	508	-0-	-0-	-0-	-0-	563
Tax effect of exercise of stock options	-0-	-0-	2,758	-0-	-0-	-0-	-0-	2,758
Stock repurchases	-0-	(646)	(8,131)	-0-	-0-	-0-	-0-	(8,777)
Other	(161)	13	258	-0-	-0-	-0-	-0-	110

Comprehensive income							29,598

Balance February 3, 2001	7,721	22,150	95,194	(17,857)	31,017	-0-		138,225

Net earnings	-0-	-0-	-0-	-0-	37,070	-0-	37,070	37,070
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	391	5,919	-0-	-0-	-0-	-0-	6,310
Issue shares — Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580
Tax effect of exercise of stock options	-0-	-0-	1,138	-0-	-0-	-0-	-0-	1,138
Stock repurchases	-0-	(271)	(4,555)	-0-	-0-	-0-	-0-	(4,826)
Cumulative effect of SFAS No. 133 (net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	808	808	808
Net change in foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	(906)	(906)	(906)

Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(98)	(98)	(98)
Minimum pension liability adjustment (net of tax benefit of $11.0 million)	-0-	-0-	-0-	-0-	-0-	(17,238)	(17,238)	(17,238)
Other	(87)	19	388	-0-	-0-	-0-	-0-	320

Comprehensive income							19,734

Balance February 2, 2002	7,634	22,331	98,622	(17,857)	67,793	(17,336)		161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares — Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							$23,164

Balance February 1, 2003	$7,599	$22,222	$97,488	$(17,857)	$103,779	$(30,452)		$182,779

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Nature of Operations

     The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at February 1, 2003 of 991 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company sold Nautica-branded footwear for the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2).

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

Fiscal Year

     The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2003 was a 52-week year with 364 days, Fiscal 2002 was a 52-week year with 364 days and Fiscal 2001 was a 53-week year with 371 days. Fiscal Year 2003 ended on February 1, 2003, Fiscal Year 2002 ended on February 2, 2002 and Fiscal Year 2001 ended on February 3, 2001.

Financial Statement Reclassifications

     Certain reclassifications have been made to conform prior years’ data to the current year presentation.

Cash and Cash Equivalents

     Included in cash and cash equivalents at February 1, 2003 and February 2, 2002, are cash equivalents of $47.4 million and $34.6 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

Inventories

     Wholesale inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out method. Retail inventories are stated at the lower of cost or market with cost determined under the retail inventory method.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Plant, Equipment and Capital Leases

     Plant, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

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

Fair Value of Financial Instruments

     The carrying amounts and fair values of the Company’s financial instruments at February 1, 2003 and February 2, 2002 are:

Fair Values

	2003		2002

	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Long-term Debt	$103,245	$107,175	$103,245	$128,344

     Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables, foreign currency hedges and accounts payable approximate fair value due to the short-term maturity of these instruments.

     The fair value of the Company’s long-term debt was based on dealer prices on the respective balance sheet dates.

Postretirement Benefits

     Substantially all full-time employees are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act (see Note 13).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Revenue Recognition

     Retail sales are recorded at the point of sale and are net of estimated returns. Wholesale revenue is recorded net of estimated returns when the related goods have been shipped and legal title has passed to the customer.

Shipping and Handling Costs

     Shipping and handling costs are charged to cost of sales in the period incurred.

Preopening Costs

     Costs associated with the opening of new stores are expensed as incurred.

Advertising Costs

     Advertising costs are predominantly expensed as incurred. Advertising costs were $22.6 million, $21.5 million and $23.0 million for Fiscal 2003, 2002 and 2001, respectively.

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

Capitalized Interest

     Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $0.4 and $0.1 million of interest cost in Fiscal 2003 and 2002, respectively, in connection with the Company’s new distribution center.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax. Other comprehensive income at February 1, 2003 consists of a $30.8 million minimum pension liability adjustment, net of tax, and a $0.3 million gain on foreign currency forward contracts, net of tax.

Business Segments

     Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Notes 2 and 17).

Derivative Instruments and Hedging Activities

     The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the year ended February 1, 2003, the Company recorded an unrealized gain on foreign currency forward contracts of $0.7 million in accumulated other comprehensive loss, before taxes.

     In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 1, 2003 and February 2, 2002, the Company had approximately $7.6 million and $12.1 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately one month. The gain based on spot rates under these contracts at February 1, 2003 was $0.2 million and the loss based on spot rates under these contracts at February 2, 2002 was $0.3 million. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

     The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Stock Incentive Plans

     The Company implemented Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” in the fourth quarter of Fiscal 2003. This statement amends the disclosure provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

     As of February 1, 2003, the Company had two fixed stock incentive plans and four restricted stock incentive plans, which are described more fully in Note 15 to the Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans. The compensation cost that has been charged against income for its restricted plans was $0.6 million, $0.3 million and $3.8 million for Fiscal 2003, 2002 and 2001, respectively. The compensation cost that has been charged against income for its directors’ restricted stock plan was $102,000, $70,000 and $110,000 for Fiscal 2003, 2002 and 2001, respectively. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FASB Statement No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Years

(In thousands, except per share amounts)	2003	2002	2001

Net income, as reported	$36,280	$37,070	$29,598
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	381	183	2,352
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,171)	(1,921)	(3,528)

Pro forma net income	$34,490	$35,332	$28,422

Earnings per share:
Basic — as reported	$1.65	$1.68	$1.36

Basic — pro forma	$1.57	$1.60	$1.31

Diluted — as reported	$1.47	$1.49	$1.23

Diluted — pro forma	$1.41	$1.43	$1.18

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other New Accounting Principles

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company implemented this statement in the fourth quarter of Fiscal 2003.

     In April 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The new pronouncement requires certain vendor consideration to be treated as a reduction of the selling price of the product and, therefore, a reduction in revenue. The Company has reclassified its financial statements for Fiscal 2002 and 2001 to reflect the change in accounting for certain vendor consideration.

     In November 2002, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of inventory purchased. This statement is effective beginning the first quarter of Fiscal 2004. The Company does not expect this statement to have a material impact on its results of operations or financial condition.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructurings and Other Charges

Impairment and Other Charges

     The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge includes $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, the payments related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these items relate to the Johnston & Murphy division (see Note 8).

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

     In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge included $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments (see Note 8). Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the income statement.

     The Company ended operations in the manufacturing plant during the third quarter of Fiscal 2003.

Nautica Footwear License Cancellation

     The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company’s net sales for Fiscal 2002 included $6.1 million of sales of Nautica — branded footwear to fill existing customer orders and sell existing inventory.

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

Note 2
Restructurings and Other Charges, Continued

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

     The Nautica footwear business contributed sales of approximately $6.1 million and $18.8 million and operating losses of $0.6 million and $2.5 million in Fiscal 2002 and 2001, respectively.

Volunteer Leather Divestiture

     On May 22, 2000, the Company’s board of directors approved a plan to sell its Volunteer Leather finishing business and liquidate its tanning business, to allow the Company to be more focused on the retailing and marketing of branded footwear.

     Certain assets of the Volunteer Leather business were sold on June 19, 2000. The plan resulted in a pretax charge to earnings of $4.9 million ($3.0 million net of tax) in the second quarter of Fiscal 2001. Because Volunteer Leather constituted the entire Leather segment of the Company’s business, the charge to earnings was treated for financial reporting purposes as a provision for discontinued operations. The provision for discontinued operations included $1.3 million in asset write-downs and $3.6 million of other costs, including primarily employee severance and facility shutdown costs (see Note 8). The Volunteer Leather business employed approximately 160 people.

     In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.35 million toward sediment removal in a lake adjacent to the Company’s former Volunteer Leather tannery in Whitehall, Michigan (see Note 16). The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructurings and Other Charges, Continued

     In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations, including $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 16).

     The operating results of the leather segment are shown below:

February 3,
In thousands	2001*

Net sales	$6,545
Cost of sales and expenses	6,917

Pretax loss	(372)
Income tax benefit	(146)

Net Loss	$(226)

*	Results for the four months ended May 2000.

     Discontinued operations’ sales subsequent to the decision to discontinue were $0.8 million for Fiscal 2001.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 3

Accounts Receivable

In thousands	2003	2002

Trade accounts receivable	$19,196	$18,607
Miscellaneous receivables	2,650	4,201

Total receivables	21,846	22,808
Allowance for bad debts	(690)	(1,017)
Other allowances	(1,744)	(1,934)

Net Accounts Receivable	$19,412	$19,857

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 16% and another customer accounted for 11% of the Company’s trade receivables balance as of February 1, 2003 and no other customer accounted for more than 7% of the Company’s trade receivables balance as of February 1, 2003.

Note 4

Inventories

In thousands	2003	2002

Raw materials	$662	$1,075
Work in process	-0-	365
Finished goods	37,387	27,413
Retail merchandise	130,573	114,003

Total Inventories	$168,622	$142,856

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5

Plant, Equipment and Capital Leases, Net

In thousands	2003	2002

Plant and equipment:
Land	$4,913	$3,176
Buildings and building equipment	13,967	1,228
Machinery, furniture and fixtures	84,670	63,800
Construction in progress	9,338	21,088
Improvements to leased property	100,506	89,563
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	213,431	178,892
Accumulated depreciation and amortization:
Plant and equipment	(85,863)	(66,317)
Capital leases	(26)	(25)

Net Plant, Equipment and Capital Leases	$127,542	$112,550

Note 6

Other Noncurrent Assets

In thousands	2003	2002

Other noncurrent assets:
Investments and long-term receivables	$3,138	$2,945
Deferred note expense	1,316	2,074

Total Other Noncurrent Assets	$4,454	$5,019

Note 7

Accounts Payable and Accrued Liabilities

In thousands	2003	2002

Trade accounts payable	$43,660	$26,113
Accrued liabilities:
Employee compensation	10,770	11,394
Rent	10,072	8,451
Taxes other than income taxes	5,009	4,769
Income taxes	4,478	1,049
Insurance	2,817	2,192
Interest	1,773	1,772
Other	8,344	11,757

Total Accounts Payable and Accrued Liabilities	$86,923	$67,497

At February 1, 2003 and February 2, 2002, outstanding checks drawn on certain domestic banks exceeded book cash balances by approximately $12.1 million and $6.7 million, respectively. These amounts are included in trade accounts payable.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8

Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 3, 2001	$6,549	$1,924	$359	$8,832
Additional provision November 3, 2001	-0-	1,331	(185)	1,146
Additional provision February 2, 2002	-0-	170	-0-	170
Charges and adjustments, net	(2,631)	(119)	(164)	(2,914)

Balance February 2, 2002	3,918	3,306	10	7,234
Charges and adjustments, net	(2,485)	(3,567)	20	(6,032)

Balance February 1, 2003	1,433	(261)	30	1,202
Current portion	1,433	(120)	30	1,343

Total Noncurrent Provision for Discontinued Operations**	$-0-	$(141)	$-0-	$(141)

*	Includes $1.4 million of apparel union pension withdrawal liability.

**	Included in other noncurrent assets

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 3, 2001	$517	$167	$3,531	$4,215
Excess restructuring reserve August 4, 2001	(81)	-0-	(124)	(205)
Additional provision February 2, 2002	1,445	2,466	(183)	3,728
Charges and adjustments, net	(220)	(129)	(2,818)	(3,167)

Balance February 2, 2002	1,661	2,504	406	4,571
Additional provision February 1, 2003	106	70	-0-	176
Charges and adjustments, net	(1,344)	354	(406)	(1,396)

Balance February 1, 2003	423	2,928	-0-	3,351
Current portion (included in accrued liabilities)	423	736	-0-	1,159

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$2,192	$-0-	$2,192

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 9

Long-Term Debt

In thousands	2003	2002

5 1/2% convertible subordinated notes due April 2005	$103,245	$103,245

Total long-term debt	103,245	103,245
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$103,245	$103,245

Revolving Credit Agreement:

On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement, as amended September 6, 2001, expires July 16, 2004. This agreement replaced a $65 million revolving credit agreement with three banks that was to expire September 24, 2002, providing for loans or letters of credit. Outstanding letters of credit at February 1, 2003 were $6.4 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate plus 0.25% or LIBOR plus 1.25%, which may be changed if the Company’s pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.50% per annum on $75.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $36.0 million for Fiscal 2002, $38.0 million for Fiscal 2003 and $39.0 million for Fiscal 2004. The capital expenditure limits do not include the first $30.0 million of capital expenditures for the Company’s new distribution center. The Company was in compliance with the financial covenants contained in the revolving credit agreement at February 1, 2003.

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
Notes to Consolidated Financial Statements

Note 10

Commitments Under Long-Term Leases

Operating Leases

Rental expense under operating leases of continuing operations was:

In thousands	2003	2002	2001

Minimum rentals	$65,570	$54,775	$44,292
Contingent rentals	3,155	4,669	4,569
Sublease rentals	(1,335)	(1,280)	(1,390)

Total Rental Expense	$67,390	$58,164	$47,471

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2004	$67,253
2005	67,427
2006	65,276
2007	62,095
2008	57,079
Later years	156,837

Total Minimum Rental Commitments	$475,967

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 6% of the Company’s leases contain renewal options.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Shareholders’ Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands			Common
	Shares							Convertible	No. of
Class (In order of preference)	Authorized	2003	2002	2001	2003	2002	2001	Ratio	Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000 *	—	—	—	—	—	—	N/A	N/A
$2.30 Series 1	64,368	36,932	36,957	36,958	$1,477	$1,478	$1,478	.83	1
$4.75 Series 3	40,449	18,163	18,163	18,163	1,816	1,816	1,816	2.11	2
$4.75 Series 4	53,764	16,412	16,412	16,412	1,641	1,641	1,641	1.52	1
Series 6	800,000	-0-	-0-	-0-	-0-	-0-	-0-		100
$1.50 Subordinated Cumulative Preferred	5,000,000	30,017	30,017	30,017	901	901	901		1

		101,524	101,549	101,550	5,835	5,836	5,836
Employees’ Subordinated Convertible Preferred	5,000,000	65,269	66,671	70,091	1,958	2,000	2,103	1.00 **	1

Stated Value of Issued Shares					7,793	7,836	7,939
Employees’ Preferred Stock Purchase Accounts					(194)	(202)	(218)

Total Non-Redeemable Preferred Stock					$7,599	$7,634	$7,721

*	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

**	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Preferred Stock Transactions

			Employees'
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees'	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance January 29, 2000	$5,963	$2,162	$(243)	$7,882
Other	(127)	(59)	25	(161)

Balance February 3, 2001	5,836	2,103	(218)	7,721
Other	-0-	(103)	16	(87)

Balance February 2, 2002	5,836	2,000	(202)	7,634
Other	(1)	(42)	8	(35)

Balance February 1, 2003	$5,835	$1,958	$(194)	$7,599

Subordinated Serial Preferred Stock (Cumulative):

Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1 — $40 per share plus accumulated dividends and for Series 3 and 4 — $100 per share plus accumulated dividends.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Shareholders’ Equity, Continued

The Company’s shareholders’ rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in August 2010, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company’s common stock is acquired.

$1.50 Subordinated Cumulative Preferred Stock:

Stated and liquidation values and redemption price — 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share plus accumulated dividends.

Employees’ Subordinated Convertible Preferred Stock:

Stated and liquidation values — 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share.

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 1, 2003 — 22,221,566 shares; February 2, 2002 — 22,330,914 shares; February 3, 2001 — 22,149,915. There were 488,464 shares held in treasury at February 1, 2003 and February 2, 2002. Each outstanding share is entitled to one vote. At February 1, 2003, common shares were reserved as follows: 159,148 shares for conversion of preferred stock; 145,513 shares for the 1987 Stock Option Plan; 3,097,135 shares for the 1996 Stock Option Plan; 160,492 shares for the Restricted Stock Plan for Directors; and 311,478 shares for the Genesco Employee Stock Purchase Plan.

For the year ended February 1, 2003, 171,866 shares of common stock were issued for the exercise of stock options and 4,786 shares were issued as part of the Directors Restricted Stock Plan. In addition, the Company repurchased 286,000 shares of common stock. An additional 515,100 shares may be repurchased under stock buy back programs announced in Fiscal 1999 through 2003.

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
Notes to Consolidated Financial Statements

Note 11
Shareholders’ Equity, Continued

Restrictions on Dividends and Redemptions of Capital Stock:

The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At February 1, 2003, $35.0 million was available for such payments related to common stock.

The April 9, 1998 indenture, under which the Company’s 5 1/2% convertible subordinated notes due 2005 were issued, does not restrict the payment of dividends.

Dividends declared for Fiscal 2003 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $294,000.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Shareholders’ Equity, Continued

Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees'
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at January 29, 2000	21,714,678	102,914	72,066
Exercise of options	1,012,765	-0-	-0-
Issue shares — Employee Stock Purchase Plan	54,582	-0-	-0-
Stock Repurchase	(646,300)	-0-	-0-
Other	14,190	(1,364)	(1,975)

Issued at February 3, 2001	22,149,915	101,550	70,091
Exercise of options	391,006	-0-	-0-
Issue shares — Employee Stock Purchase Plan	41,963	-0-	-0-
Stock Repurchase	(270,500)	-0-	-0-
Other	18,530	(1)	(3,420)

Issued at February 2, 2002	22,330,914	101,549	66,671
Exercise of options	122,190	-0-	-0-
Issue shares — Employee Stock Purchase Plan	49,676	-0-	-0-
Stock Repurchase	(286,000)	-0-	-0-
Other	4,786	(25)	(1,402)

Issued at February 1, 2003	22,221,566	101,524	65,269
Less treasury shares	488,464	-0-	-0-

Outstanding at February 1, 2003	21,733,102	101,524	65,269

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2003	2002	2001

Current
U.S. federal	$17,211	$9,672	$17,702
Foreign	747	213	587
State	2,059	1,585	1,565
Deferred
U.S. federal	2,085	5,312	217
Foreign	41	18	67
State	236	741	18

Total Income Tax Expense	$22,379	$17,541	$20,156

Discontinued operations were recorded net of approximately $ 0.1 million, $0.8 million and $2.0 million tax benefits in Fiscal 2003, 2002 and 2001, respectively.

As a result of the exercise of non-qualified stock options by the Company’s directors and employees during Fiscal 2003, 2002 and 2001, the Company realized a federal income tax benefit of approximately $0.5 million, $1.1 million and $2.8 million, respectively. These tax benefits are accounted for as an increase in current taxes receivable and an increase in additional paid-in capital.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	February 1,	February 2,
In thousands	2003	2002

Deferred tax liabilities	$-0-	$-0-

Provisions for discontinued operations and restructurings	2,608	2,583
Inventory valuation	1,027	2,536
Pensions	14,195	5,583
Expense accruals	6,347	5,636
Allowances for bad debts and notes	766	869
Uniform capitalization costs	1,665	3,098
Depreciation	463	1,225
Other	2,035	1,746
Tax credit carryforwards	590	396

Deferred tax assets	29,696	23,672

Net Deferred Tax Assets	$29,696	$23,672

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2003	2002	2001

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	2.79	3.06	2.90
Release of deferred tax valuation allowance	.00	.00	(.40)
Previously accrued income taxes	.00	(6.18)	.00
Other	.25	(.48)	.50

Effective Tax Rate	38.04%	31.40%	38.00%

In Fiscal 2002, the Company determined that approximately $3.5 million of previously accrued income taxes was no longer required. This amount is reflected as an income tax benefit in Fiscal 2002.

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

Under the amended plan, beginning January 1, 1996, the Company credits each participants’ account annually with an amount equal to 4% of the participant’s compensation plus 4% of the participant’s compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant will be credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who is inactive will be credited with interest at the lesser of 7% or the 30 year Treasury interest rate.

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
Notes to Consolidated Financial Statements

Note 13
Retirement and Other Benefit Plans, Continued

Assets and Obligations

The following table sets forth the change in benefit obligation for the respective fiscal year:

	Pension Benefits		Other Benefits

In thousands	2003	2002	2003	2002

Benefit obligation at beginning of year	$104,492	$96,345	$1,993	$1,939
Service cost	1,686	1,344	86	66
Interest cost	7,304	7,405	151	131
Plan participants’ contributions	-0-	-0-	109	102
Benefits paid	(8,150)	(7,842)	(305)	(435)
Actuarial loss	8,158	7,240	413	190

Benefit obligation at end of year	$113,490	$104,492	$2,447	$1,993

The following table sets forth the change in plan assets for the respective fiscal year:

	Pension Benefits		Other Benefits

In thousands	2003	2002	2003	2002

Fair value of plan assets at beginning of year	$87,403	$94,476	$-0-	$-0-
Actual loss on plan assets	(6,475)	(2,357)	-0-	-0-
Employer contributions	3,267	3,126	196	333
Plan participants’ contributions	-0-	-0-	109	102
Benefits paid	(8,150)	(7,842)	(305)	(435)

Fair value of plan assets at end of year	$76,045	$87,403	$-0-	$-0-

At February 1, 2003 and February 2, 2002, there were no Company related assets in the plan. The pension plan assets are invested primarily in common stocks, mutual funds, domestic bond funds and cash equivalent securities.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Retirement and Other Benefit Plans, Continued

The following table sets forth the funded status of the plans for the respective fiscal year:

	Pension Benefits		Other Benefits

In thousands	2003	2002	2003	2002

Accumulated benefit obligation	$(110,394)	$(101,449)	$(2,447)	$(1,993)
Future pay increases	(3,096)	(3,043)	-0-	-0-

Projected benefit obligation	(113,490)	(104,492)	(2,447)	(1,993)
Assets	76,045	87,403	-0-	-0-

Under funded projected benefit obligation	(37,445)	(17,089)	(2,447)	(1,993)
Transition obligation	-0-	-0-	-0-	-0-
Prior service cost	(703)	(826)	-0-	-0-
Cumulative net losses	54,280	32,128	656	308
Minimum pension liability	(50,481)	(28,259)	-0-	-0-

Accrued Benefit Liability*	$(34,349)	$(14,046)	$(1,791)	$(1,685)

*	Included in other long-term liabilities.

Assumptions

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount rate	6.625%	7.375%	6.625%	7.20%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.375% to 6.625% from Fiscal 2002 to Fiscal 2003. The decrease in the rate increased the accumulated benefit obligation by $9.2 million and increased the projected benefit obligation by $9.6 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.875% to 7.375% from Fiscal 2001 to Fiscal 2002. The decrease in the rate increased the accumulated benefit obligation by $4.8 million and increased the projected benefit obligation by $5.3 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Retirement and Other Benefit Plans, Continued

For measurement purposes, a 7.00% increase in the health care cost trend rate was used for Fiscal 2003. The trend rate is assumed to decrease gradually to 5.00% by Fiscal 2013. The effect on disclosure information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	1% Increase
(In thousands)	in Rates	in Rates

Aggregated service and interest cost	$(24)	$28
Accumulated postretirement benefit obligation	$(181)	$209

Pension and Other Benefits Expense

	Pension Benefits			Other Benefits

In thousands	2003	2002	2001	2003	2002	2001

Service cost	$1,686	$1,344	$1,181	$86	$66	$61
Interest cost	7,304	7,405	7,265	151	131	128
Expected return on plan assets	(8,341)	(8,326)	(8,877)	-0-	-0-	-0-
Amortization:
Transition obligation	-0-	824	825	-0-	-0-	-0-
Prior service cost	(123)	(123)	(123)	-0-	-0-	-0-
Losses	823	-0-	-0-	65	37	22

Net amortization	700	701	702	65	37	22

Net Periodic Benefit Cost	$1,349	$1,124	$271	$302	$234	$211

Section 401(k) Savings Plan

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Beginning in calendar 2002, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. The contribution expense to the Company for the matching program was approximately $0.8 million for Fiscal 2003 and $0.9 million for Fiscal 2002 and 2001.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	Feb. 1, 2003			Feb. 2, 2002			Feb. 3, 2001

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$36,445			$38,323			$32,831
Less: Preferred stock dividends	(294)			(294)			(299)

Basic EPS
Income available to common shareholders	36,151	21,821	$1.66	38,029	21,881	$1.74	32,532	21,513	$1.51

Effect of Dilutive Securities
Options		359			438			522
5 1/2% convertible subordinated notes	3,871	4,906		3,875	4,906		3,881	4,918
Employees’ Preferred Stock(1)		66			68			70

Diluted EPS
Income available to common shareholders plus assumed conversions	$40,022	27,152	$1.47	$41,904	27,293	$1.54	$36,413	27,023	$1.35

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

     Options to purchase 32,000 shares of common stock at $32.65 per share and 32,000 shares of common stock at $23.97 per share were outstanding at the end of Fiscal 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

     Options to purchase 32,000 shares of common stock at $32.65 per share were outstanding at the end of Fiscal 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

     There were no options excluded from the computation of diluted earnings per share for Fiscal 2001 because all the options’ exercise prices were lower than the average market price of the common shares.

     The weighted shares outstanding reflects the effect of the stock buy back program of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.0 million shares as of February 1, 2003.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Stock Incentive Plans and Stock Purchase Plans

     The Company’s stock-based compensation plans, as of February 1, 2003, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans (see Note 1).

Fixed Stock Incentive Plans

     The Company has two fixed stock incentive plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company for up to 4.4 million shares of common stock, which includes 200,000 shares reserved for issuance to outside directors. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.

     With regard to the 200,000 shares reserved for issuance to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 942 shares and 926 shares of restricted stock issued to directors for Fiscal 2002 and 2001, respectively. An outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 3,464 shares, 2,087 shares and 9,116 shares of Retainer Stock issued to directors for Fiscal 2003, 2002 and 2001, respectively.

     Annually on the date of the annual meeting of shareholders, each outside director shall receive the automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options become exercisable six months after their respective dates of grant, and expire in ten years. There were 32,000 shares of stock options issued to directors each year for Fiscal 2003, 2002 and 2001.

The weighted-average fair value of each option granted in the fixed stock incentive plans described above is estimated on the date of grant using the Black-Scholes option-pricing model. The average assumptions used for grants in Fiscal 2003, 2002 and 2001, respectively were expected volatility of 62 percent each year; risk-free interest rates of 4.1, 5.2 and 5.3 percent; and expected lives of 5.4, 5.8 and 6.7 years, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Stock Incentive Plans and Stock Purchase Plans, Continued

     A summary of the status of the Company’s fixed stock incentive plans as of February 1, 2003, February 2, 2002, and February 3, 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,358,875	$13.72	1,261,424	$11.69	1,917,990	$7.87
Granted	444,000	17.28	427,000	18.17	337,000	16.85
Exercised	(122,190)	12.81	(243,799)	10.49	(894,316)	5.57
Forfeited	(31,625)	15.65	(85,750)	15.24	(99,250)	11.13

Outstanding at end of year	1,649,060	$14.71	1,358,875	$13.72	1,261,424	$11.69

Options exercisable at year-end	776,060		593,375		568,424
Weighted-average fair value of options granted during the year	$10.41		$11.49		$11.07

     The following table summarizes information about fixed stock options outstanding at February 1, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 2/1/03	Contractual Life	Exercise Price	at 2/1/03	Exercise Price

$1.875 - 2.75	17,500	1.9 years	$2.43	17,500	$2.43
3.375 - 5.00	126,821	3.0	4.64	126,821	4.64
5.50 - 7.75	45,000	5.5	6.06	45,000	6.06
9.00 - 12.75	197,246	4.2	10.61	197,246	10.61
13.00 - 17.75	1,198,493	8.6	16.22	325,493	15.34
18.00 - 32.65	64,000	8.4	28.31	64,000	28.31

$1.875 - 32.65	1,649,060	7.5	$14.71	776,060	$12.63

Restricted Stock Incentive Plans

     As of the beginning of the first quarter of Fiscal 1999, a three year long term incentive plan was approved for the president — CEO (at that time) which covered Fiscal 1999 through Fiscal 2001. The incentive plan provides a maximum of 300,000 performance shares of stock to be awarded based on cumulative revenue growth, cumulative earnings before income taxes to sales ratio and cumulative assets to sales ratio. There were 147,207 and 118,449 shares issued in Fiscal 2002 and 2001, respectively. Compensation cost charged against income for these shares was $3.7 million in Fiscal 2001.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Stock Incentive Plans and Stock Purchase Plans, Continued

     On October 16, 2000, another three year long term incentive plan was approved for the Chairman and CEO (at that time) which covers Fiscal 2002 through Fiscal 2004. The incentive plan provides a target payout of $470,000 in stock if the Company’s total return to shareholders equals the average change in two published indices, the S & P Consumer Discretionary Index and the Bloomberg U.S. Apparel Index. The number of shares to be issued is based on the closing price of the stock on October 16, 2000 or $16.63 per share which totals 28,262 shares. These shares vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these shares was $157,000, $157,000 and $39,000 in Fiscal 2003, 2002 and 2001, respectively.

     On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued is 20,000 shares. These shares vest on May 31, 2004, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $208,000 and $138,000 in Fiscal 2003 and 2002, respectively.

     On April 24, 2002, the Company entered into a three year restricted stock agreement with the President and CEO of the Company. The number of shares to be issued is 36,764 shares. These shares vest on April 23, 2005, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $250,000 in Fiscal 2003.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to those full-time employees whose total annual base salary is less than $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 49,676 shares, 41,963 shares and 54,582 shares to employees in Fiscal 2003, 2002 and 2001, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2003, 2002 and 2001, respectively: an expected life of 1 year for all years; expected volatility of 54, 59 and 58 percent; and risk-free interest rates of 1.3, 1.8 and 5.1 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2003, 2002 and 2001 was $4.76, $6.09 and $6.86, respectively.

Stock Purchase Plans

     Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $202,000 and $210,000 at February 1, 2003 and February 2, 2002, respectively, and were secured at February 1, 2003, by 10,490 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

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

     In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $4.1 million to $4.3 million, $3.8 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict whether its liability, if any, beyond that voluntarily assumed by the consent order will have a material effect on its financial condition or results of operations.

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

     The Company has completed further testing in response to MDEQ comments and expects to submit a revised Plan for MDEQ approval. The Company has not yet adopted a revised Plan, which when submitted will be subject to MDEQ comment, but management does not presently expect remediation of the site to have a material effect on its financial condition or results of operations.

Patent Action

     In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. Based on a preliminary investigation, the Company intends to file an answer denying plaintiffs’ claims and to defend the matter vigorously.

     The Company is a defendant in Lemelson Medical, Education & Research Foundation Limited Partnership v. Federal Express Corporation, et al., in the U. S. District Court for the District of Arizona. The case is one of a number of similar cases alleging patent infringement against users of bar code technology. The case was stayed prior to any discovery pending the outcome of suits in other jurisdictions which challenge the validity of the subject patents. The complaint seeks injunctive relief and unspecified damages. The Company intends to defend the matter vigorously if the outcome of the other suits does not result in its dismissal.

SEC Matter

     The Company discovered, investigated, publicly announced and self-reported to the Securities and Exchange Commission in December 2001 certain accounting errors relating to the timing of certain shipments of Johnston & Murphy products in fiscal year 2001. By letter dated March 4, 2003, the staff of the Commission advised the Company that it intended to recommend that the Commission institute a cease and desist proceeding against the Company under the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 in connection with the errors. The staff’s stated recommendations with respect to the Company do not include the imposition of monetary fines against the Company or any restatement of previously announced results. The Company has cooperated with the Commission’s investigation and continues to cooperate while it seeks to resolve the matter. The Company believes the resolution of this matter will not have a material adverse impact on the Company.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 17

Business Segment Information

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear and, formerly, Nautica Footwear. All the Company’s segments sell footwear products at either retail or wholesale.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Underground Station/Jarman Group sell primarily branded products from other companies while Johnston & Murphy and Licensed Brands sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, prepaid pension cost in Fiscal 2001, deferred note expense and corporate fixed assets. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other charges. Other includes severance, litigation and expenses related to discontinuation of work related to an acquisition.

Fiscal 2003		Underground
		Station/	Johnston	Licensed	Corporate
In thousands	Journeys	Jarman Group	& Murphy	Brands	& Other	Consolidated

Sales	$436,498	$147,926	$165,269	$80,419	$117	$830,229
Intercompany sales	-0-	-0-	-0-	(1,922)	-0-	(1,922)

Net sales to external customers	436,498	147,926	165,269	78,497	117	828,307

Operating income (loss)	53,214	12,096	9,270	8,506	(13,205)	69,881
Restructuring charge	-0-	-0-	-0-	-0-	2,549	2,549
Interest expense	-0-	-0-	-0-	-0-	8,544	8,544
Interest income	-0-	-0-	-0-	-0-	674	674
Other	-0-	-0-	-0-	-0-	(638)	(638)

Earnings before income taxes from continuing operations	53,214	12,096	9,270	8,506	(24,262)	58,824

Total assets	135,259	45,763	65,260	32,430	140,502	419,214
Depreciation	9,080	3,078	3,125	139	3,892	19,314
Capital expenditures	14,776	3,349	2,518	14	15,619	36,276

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2002		Underground
		Station/	Johnston	Licensed
In thousands	Journeys	Jarman Group	& Murphy	Brands	Corporate	Consolidated

Sales	$381,736	$120,242	$167,487	$79,642	$-0-	$749,107
Intercompany sales	-0-	-0-	1	(2,951)	-0-	(2,950)

Net sales to external customers	381,736	120,242	167,488	76,691	-0-	746,157

Operating income (loss)	51,925	5,319	14,125	8,001	(10,777)	68,593
Restructuring charge	-0-	-0-	-0-	-0-	4,805	4,805
Interest expense	-0-	-0-	-0-	-0-	8,698	8,698
Interest income	-0-	-0-	-0-	-0-	1,134	1,134
Other	-0-	-0-	-0-	-0-	(360)	(360)

Earnings before income taxes from continuing operations	51,925	5,319	14,125	8,001	(23,506)	55,864

Total assets	120,169	42,687	62,835	25,108	112,755	363,554
Depreciation	7,011	3,044	3,254	146	2,784	16,239
Capital expenditures	18,708	5,412	2,951	54	16,598	43,723

Fiscal 2001		Underground
		Station/	Johnston	Licensed
In thousands	Journeys	Jarman Group	& Murphy	Brands	Corporate	Consolidated

Sales	$300,758	$109,791	$187,466	$85,119	$-0-	$683,134
Intercompany sales	-0-	-0-	(92)	(3,705)	-0-	(3,797)

Net sales to external customers	300,758	109,791	187,374	81,414	-0-	679,337

Operating income (loss)	41,869	8,395	24,636	4,695	(15,921)	63,674
Restructuring charge	-0-	-0-	-0-	-0-	3,433	3,433
Interest expense	-0-	-0-	-0-	-0-	8,618	8,618
Interest income	-0-	-0-	-0-	-0-	1,418	1,418
Other	-0-	-0-	-0-	-0-	(54)	(54)

Earnings before income taxes from continuing operations	41,869	8,395	24,636	4,695	(26,608)	52,987

Total assets	93,761	37,468	71,359	28,658	120,917	352,163
Depreciation	5,070	2,334	2,890	99	2,807	13,200
Capital expenditures	17,133	9,433	4,917	399	2,853	34,735

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 18

Quarterly Financial Information (Unaudited)

	1st Quarter		2nd Quarter			3rd Quarter			4th Quarter				Fiscal Year
(In thousands, except
per share amounts)	2003	2002	2003	2002		2003	2002		2003		2002		2003	2002

Net sales	$190,593	$171,662	$174,842	$166,483		$213,157	$185,535		$249,715		$222,477		$828,307	$746,157
Gross margin	90,148	81,841	82,851	78,305		100,839	85,721		116,238		103,078		390,076	348,945
Pretax earnings	13,250	13,350	6,263	9,878	(1)	16,480	12,868		22,831	(3)	19,768	(5)	58,824	55,864
Earnings from continuing operations	8,202	8,338	3,963	6,183		10,107	7,991		14,173		15,811	(6)	36,445	38,323
Net earnings	8,202	8,338	3,963	6,183		10,107	7,283	(2)	14,008	(4)	15,266	(7)	36,280	37,070
Diluted earnings per common share:
Continuing operations	.33	.34	.17	.26		.41	.33		.56		.61		1.47	1.54
Net earnings	.33	.34	.17	.26		.41	.30		.55		.59		1.47	1.49

(1)	Includes a restructuring gain of $0.3 million (see Note 2).

(2)	Includes a loss of $0.7 million, net of tax, from discontinued operations (see Notes 2 and 16).

(3)	Includes restructuring and other charges of $2.5 million (see Note 2).

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 16).

(5)	Includes restructuring and other charges of $5.4 million (see Note 2).

(6)	Includes tax benefit of $3.5 million for previously accrued income taxes no longer required (see Note 12).

(7)	Includes a loss of $0.6 million, net of tax, from discontinued operations (see Notes 2 and 16).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the (i) information regarding directors of the Company appearing under the heading “Information Concerning Nominees” to be included in the Company’s proxy statement relating to the annual meeting of shareholders scheduled for June 26, 2003 (the “Proxy Statement”) and (ii) information regarding compliance by persons subject to Section 16(a) of the Securities Exchange Act of 1934 appearing under the heading “Compliance with Beneficial Ownership Reporting Rules” to be included in the Proxy Statement. Information regarding the executive officers of the Company appears under the heading “Executive Officers of Genesco” in this report following Item 4 of Part I.

ITEM 11, EXECUTIVE COMPENSATION

The Company incorporates by reference the (i) information regarding the compensation of directors of the Company to appear under the heading “Director Compensation” in the Proxy Statement and (ii) information regarding the compensation of the Company’s executive officers to appear under the heading “Executive Compensation” in the Proxy Statement.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of the Company’s voting securities by (i) the Company’s directors, (ii) certain executive officers and (iii) the officers and directors of the Company as a group is incorporated by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” to appear in the Proxy Statement.

The following information regarding beneficial ownership on March 31, 2003 (except as indicated) of the Company’s voting securities is furnished with respect to each person or group of persons acting together who, as of such date, was known by the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities. Beneficial ownership of the shares consists of sole voting and investment power except as otherwise noted.

	Class of	No. of		Percent of
Name and Address	Stock*	Shares		Class

Deutsche Bank AG	Common	1,730,515	(1)	8.0
Taunusanlage 12, D069325
Frankfurt am Main
Federal Republic of Germany

Deutsche Bank Trust Company Americas	Common	1,222,725	(1)	5.6
Taunusanlage 12, D069325
Frankfurt am Main
Federal Republic of Germany

	Class of	No. of		Percent of
Name and Address	Stock*	Shares		Class

Lord, Abbett & Co.	Common	1,791,220	(2)	8.2
90 Hudson Street
Jersey City, NJ 07302

Wellington Management Company, LLP	Common	1,830,455	(3)	8.4
75 State Street
Boston, MA 02109

Jeannie Bussetti	Series 1	3,000		8.1
12 Carteret Drive
Pomona, NY 10970

Joseph Bussetti	Series 1	2,000		5.4
52 South Lilburn Drive
Garnerville, NY 10923

Ronald R. Bussetti	Series 1	2,000		5.4
12 Carteret Drive
Pomona, NY 10970

S. Robert Weltz, Jr.	Series 1	2,308		6.2
415 Hot Springs Road
Santa Barbara, CA 93108

Empire & Co.	Series 1	5,889		15.9
P. O. Box 426
Exchange Place Station
69 Montgomery St
Jersey City, NJ 07303

Empire & Co.	Series 3	4,226		23.3
P. O. Box 426
Exchange Place Station
69 Montgomery St
Jersey City, NJ 07303

Hazel Grossman	Series 3	1,074		5.9
355 Blackstone Blvd., Apt. 552
Providence, RI 02906

Jack Rubens	Series 3	1,514		8.3
5114 Windsor Parke Dr
Boca Raton, FL 33496

Barbara F. Grossman Wasserspring	Series 3	933		5.1
75 Cooper Drive
Great Neck, NY 11023

	Class of	No. of	Percent of
Name and Address	Stock*	Shares	Class

Melissa Evins	Series 4	2,893	17.6
417 East 57th Street
New York, NY 10022

Reed Evins	Series 4	2,418	14.7
417 East 57th Street
Apt. 32B
New York, NY 10022

James H. Cheek, Jr.	Subordinated	2,413	8.0
Apt. 407	Cumulative
11 Burton Hills Blvd	Preferred
Nashville, TN 37215

*	See Note 11 to the Consolidated Financial Statements included in Item 8 and under the heading “Voting Securities” included in the Company’s Proxy Statement for a more complete description of each class of stock.

(1)	This information is from Schedule 13G dated February 10, 2003.

(2)	This information is from Schedule 13G dated January 28, 2003.

(3)	This information is from Schedule 13G dated February 14, 2003.

This table provides certain information as of February 1, 2003 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,649,060	$14.71	2,042,170
Equity compensation plans not approved by security holders	—	—	—

Total	1,649,060	$14.71	2,042,170

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies — Stock Incentive Plans and Note 15 — Stock Incentive Plans and Stock Purchase Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference any information appearing under the heading “Certain Relationships and Related Transactions” included in the Company’s Proxy Statement.

ITEM 14, CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act was timely made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s (disclosure controls and procedures) subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement issued in connection with the shareholders’ meeting to be held on June 26, 2003 contains under the caption “Audit Matters” the information required by Item 15 of Form 10-K and is incorporated herein by reference.

PART IV

ITEM 16, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following are included in Item 8.

Reports of Independent Auditors
Consolidated Balance Sheet, February 1, 2003 and February 2, 2002
Consolidated Earnings, each of the three fiscal years ended 2003, 2002 and 2001
Consolidated Cash Flows, each of the three fiscal years ended 2003, 2002 and 2001
Consolidated Shareholders’ Equity, each of the three fiscal years ended 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

II-Reserves, each of the three fiscal years ended 2003, 2002 and 2001

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 84.

Exhibits

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.
(4)	a.	Indenture dated as of April 9, 1998 between the Company and United States Trust Company of New York relating to 5 1/2% Convertible Subordinated Notes due 2005. Incorporated by reference to Registration Statement on Form S-3 filed November 9, 1998 (File No. 333-58541).
	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.
(10)	a.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
	b.	Form of Officers and Key Executives Change-in-Control Employment Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

c.	1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
d.	1996 Stock Incentive Plan as amended and restated. Incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908).
e.	2003 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.
f.	2004 EVA Incentive Compensation Plan.
g.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
h.	Second Amended and Modified Loan Agreement dated as of July 16, 2001 among the Company and Bank of America, N.A., Fifth Third National Bank, Fleet National Bank, The Chase Manhattan Bank and Bank One, N.A. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. First Amendment to Second Amended, Restated and Modified Loan Agreement dated as of September 6, 2001. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.
i.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
j.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
k.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).
l.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(21)		Subsidiaries of the Company.
(23)	a.	Consent of Ernst & Young LLP, Independent Auditors included on page 79.
	b.	Consent of PricewaterhouseCoopers LLP, Independent Auditors included on page 80.
(24)		Power of Attorney
(99)		Financial Statements and Reports of Independent Accountants with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.
(99.1)		Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.2)		Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits (10)a through (10)f and (10)l are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

Reports on Form 8-K

The Company furnished to the SEC a current report on Form 8-K on November 19, 2002 containing Regulation FD disclosures under Item 9.

Information furnished under Item 9 of our current reports on Form 8-K, including the related exhibits, is not incorporated by reference in this Annual Report on Form 10-K.

Consent of Independent Auditors

     We consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated February 21, 2003 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report (Form 10K) for the year ended February 1, 2003, filed with the Securities and Exchange Commission:

(1)	Form S-8, Registration No. 333-15835 pertaining to the Genesco Inc. 1987 Stock Option Plan

(2)	Form S-8, Registration No. 333-30828 pertaining to the Genesco Inc. 1987 Stock Option Plan

(3)	Form S-8, Registration No. 333-35329 pertaining to the Genesco Inc. 1987 Stock Option Plan

(4)	Form S-8, Registration No. 333-50248 pertaining to the Genesco Inc. 1987 Stock Option Plan

(5)	Form S-8, Registration No. 333-94249 pertaining to the Genesco Inc. 1987 Stock Option Plan

(6)	Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Stock Option Plan

(7)	Form S-8, Registration No. 333-08463 pertaining to the Genesco Inc. 1996 Stock Option Plan

(8)	Form S-8, Registration No. 333-104908 pertaining to the Genesco Inc. 1996 Stock Option Plan.

(9)	Form S-3, Registration No. 333-58541 pertaining to the issuance of convertible subordinated debt including the related amendments filed on February 12, 2001 and March 14, 2001

     We also consent to the incorporation by reference in the Registration Statement on Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated April 2, 2003 with respect to the February 1, 2003 financial statements of the Genesco Employee Stock Purchase Plan, which is included in an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 25, 2003

Consent of Independent Auditors

     We hereby consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated February 27, 2001 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report
(Form 10-K) for the year ended February 1, 2003, filed with the Securities and Exchange Commission:

(1)	Form S-8, Registration No. 333-15835 pertaining to the Genesco Inc. 1987 Stock Option Plan

(2)	Form S-8, Registration No. 333-30828 pertaining to the Genesco Inc. 1987 Stock Option Plan

(3)	Form S-8, Registration No. 333-35329 pertaining to the Genesco Inc. 1987 Stock Option Plan

(4)	Form S-8, Registration No. 333-50248 pertaining to the Genesco Inc. 1987 Stock Option Plan

(5)	Form S-8, Registration No. 333-94249 pertaining to the Genesco Inc. 1987 Stock Option Plan

(6)	Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan

(7)	Form S-8, Registration No. 333-08463 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(8)	Form S-8, Registration No. 333-104908 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(9)	Form S-3, Registration No. 333-58541 pertaining to the issuance of convertible subordinated debt including the related amendments filed on February 12, 2001 and March 14, 2001

     We also consent to the incorporation by reference in the Registration Statement on Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated April 6, 2001 relating to the February 3, 2001, financial statements of the Genesco Employee Stock Purchase Plan, which appears in an exhibit to the Form 10-K.

/s/ PricewaterhouseCoopers LLP

Knoxville, Tennessee
May 2, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

	By:	/s/ James S. Gulmi

James S. Gulmi Senior Vice President — Finance

Date: May 2, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the second day of May, 2003.

/s/ Hal N. Pennington Hal N. Pennington	President and Chief Executive Officer and a Director

/s/ James S. Gulmi James S. Gulmi	Senior Vice President — Finance (Principal Financial Officer)

/s/ Paul D. Williams Paul D. Williams	Chief Accounting Officer

Directors:

Leonard L. Berry*	Ben T. Harris*

Robert V. Dale*	Kathleen Mason*

W. Lipscomb Davis, Jr.*	Linda H. Potter*

Matthew C. Diamond*	William A. Williamson, Jr.*

William S. Wire, II*

*By:	/s/ Roger G. Sisson Roger G. Sisson Attorney-In-Fact

CERTIFICATIONS

I, Hal N. Pennington, certify that:

1.     I have reviewed this annual report on Form 10-K of Genesco Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ Hal N. Pennington

Hal N. Pennington
Chief Executive Officer

CERTIFICATIONS

I, James S. Gulmi, certify that:

1.     I have reviewed this annual report on Form 10-K of Genesco Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer

Genesco Inc.

and Consolidated Subsidiaries

Financial Statement Schedule

February 1, 2003

Schedule 2

Genesco Inc.
and Consolidated Subsidiaries
Reserves

Year Ended February 1, 2003

		Additions

		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,019	164	-0- (1)	(493	)(2)	$690
Allowance for sales returns	1,370	-0-	-0-	(666	)(3)	704
Allowance for customer deductions	274	-0-	-0-	246	(4)	520
Allowance for co-op advertising	290	-0-	-0-	230	(5)	520

Totals	$2,953	164	-0-	(683)		$2,434

Year Ended February 2, 2002

		Additions

		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debt	$1,306	(470)	-0- (1)	183	(2)	$1,019
Allowance for sales returns	1,176	-0-	-0-	194	(3)	1,370
Allowance for customer deductions	936	-0-	-0-	(662	)(4)	274
Allowance for co-op advertising	485	-0-	-0-	(195	)(5)	290

Totals	$3,903	(470)	-0-	(480)		$2,953

Year Ended February 3, 2001

		Additions

		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$926	477	-0- (1)	(97	)(2)	$1,306
Allowance for sales returns	935	-0-	-0-	241	(3)	1,176
Allowance for customer deductions	831	-0-	-0-	105	(4)	936
Allowance for co-op advertising	495	-0-	-0-	(10	)(5)	485

Totals	$3,187	477	-0-	239		$3,903

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $(4,000) in 2003, $27,000 in 2002 and, $20,000 in 2001 to the addition above, the total bad debt expense amounted to $160,000 in 2003, $(443,000) in 2002 and $497,000 in 2001.

(1)	Bad debt recoveries.

(2)	Bad debt charged to reserve.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.

See Note 3 to the Consolidated Financial Statements included in Item 8.