Form 10-Q
period 2003-05-03
GENESCO INC
filed 2003-06-17
CIK 18498

\

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarter Ended
May 3, 2003

☐	Transition Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934

Securities and Exchange Commission
Washington, D.C. 20549
Commission File No. 1-3083

Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [✓] No [ ]

Common Shares Outstanding June 6, 2003 – 21,745,410

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	May 3,	February 1,	May 4,
	2003	2003	2002

Assets
Current Assets
Cash and cash equivalents	$57,671	$55,929	$44,266
Accounts receivable	19,394	19,412	22,513
Inventories	163,769	168,622	143,448
Deferred income taxes	11,658	11,909	14,807
Other current assets	14,181	13,559	12,584

Total current assets	266,673	269,431	237,618

Plant, equipment and capital leases	126,979	127,542	125,419
Deferred income taxes	17,787	17,787	8,611
Other noncurrent assets	4,545	4,454	4,829
Noncurrent assets of discontinued operations	-0-	-0-	499

Total Assets	$415,984	$419,214	$376,976

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$41,694	$43,660	$38,243
Accrued liabilities	37,623	43,263	36,942
Provision for discontinued operations	668	1,343	3,060

Total current liabilities	79,985	88,266	78,245

Long-term debt	103,245	103,245	103,245
Other long-term liabilities	46,210	44,924	24,416
Provision for discontinued operations	-0-	-0-	91

Total liabilities	229,440	236,435	205,997

Contingent liabilities (see Note 8)
Shareholders’ Equity
Non-redeemable preferred stock	7,594	7,599	7,626
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 3, 2003 – 22,233,874/21,745,410;
February 1, 2003 – 22,221,566/21,733,102;
May 4, 2002 – 22,403,893/21,915,429	22,234	22,222	22,404
Additional paid-in capital	97,591	97,488	99,824
Retained earnings	107,042	103,779	75,921
Accumulated other comprehensive loss	(30,060)	(30,452)	(16,939)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	186,544	182,779	170,979

Total Liabilities and Shareholders’ Equity	$415,984	$419,214	$376,976

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
Three Months Ended
In Thousands, except per share amounts

	May 3,	May 4,
	2003	2002

Net sales	$192,746	$190,593
Cost of sales	104,654	100,445
Selling and administrative expenses	80,653	75,226

Earnings from operations before interest	7,439	14,922

Interest expense	2,206	1,965
Interest income	(174)	(293)

Total interest expense, net	2,032	1,672

Pretax earnings	5,407	13,250
Income taxes	2,070	5,048

Net Earnings	$3,337	$8,202

Basic net earnings per common share	$0.15	$0.37
Diluted net earnings per common share	$0.15	$0.33

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Three Months Ended
Consolidated Cash Flows
In Thousands

	May 3,	May 4,
	2003	2002

OPERATIONS:
Net earnings	$3,337	$8,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,109	4,362
Provision for losses on accounts receivable	160	39
Other	271	285
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(178)	(2,695)
Inventories	4,853	(592)
Other current assets	(622)	133
Accounts payable and accrued liabilities	(7,638)	4,669
Other assets and liabilities	940	(22)

Net cash provided by operating activities	6,232	14,381

INVESTING ACTIVITIES:
Capital expenditures	(4,647)	(17,363)
Proceeds from asset sales	153	-0-

Net cash used in investing activities	(4,494)	(17,363)

FINANCING ACTIVITIES:
Stock repurchase	(31)	-0-
Dividends paid	(74)	(74)
Options exercised	109	932
Other	-0-	6

Net cash provided by financing activities	4	864

Net Cash Flow	1,742	(2,118)
Cash and cash equivalents at beginning of period	55,929	46,384

Cash and cash equivalents at end of period	$57,671	$44,266

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,447	$3,489
Income taxes	3,046	363

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total
	Non-Redeemable		Additional
	Preferred	Common	Paid-In	Treasury
	Stock	Stock	Capital	Stock

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)

Net earnings	-0-	-0-	-0-	-0-
Dividends paid	-0-	-0-	-0-	-0-
Exercise of options	-0-	122	1,443	-0-
Issue shares - Employee Stock Purchase Plan	-0-	49	533	-0-
Tax effect of exercise of stock options	-0-	-0-	516	-0-
Stock repurchases	-0-	(286)	(3,758)	-0-
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-
Other	(35)	6	132	-0-
Comprehensive income

Balance February 1, 2003	7,599	22,222	97,488	(17,857)

Net earnings	-0-	-0-	-0-	-0-
Dividends paid	-0-	-0-	-0-	-0-
Exercise of options	-0-	9	100	-0-
Tax effect of exercise of stock options	-0-	-0-	4	-0-
Stock repurchases	-0-	(3)	(29)	-0-
Gain on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-
Other	(5)	6	28	-0-
Comprehensive income

Balance May 3, 2003	$7,594	$22,234	$97,591	$(17,857)

[Additional columns below]

		Accumulated		Total
		Other		Share-
	Retained	Comprehensive	Comprehensive	holders'
	Earnings	Loss	Income	Equity

Balance February 2, 2002	$67,793	$(17,336)		$161,187

Net earnings	36,280	-0-	$36,280	36,280
Dividends paid	(294)	-0-	-0-	(294)
Exercise of options	-0-	-0-	-0-	1,565
Issue shares - Employee Stock Purchase Plan	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	-0-	516
Stock repurchases	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	(13,555)	(13,555)	(13,555)
Other	-0-	-0-	-0-	103

Comprehensive income			23,164

Balance February 1, 2003	103,779	(30,452)		182,779

Net earnings	3,337	-0-	3,337	3,337
Dividends paid	(74)	-0-	-0-	(74)
Exercise of options	-0-	-0-	-0-	109
Tax effect of exercise of stock options	-0-	-0-	-0-	4
Stock repurchases	-0-	-0-	-0-	(32)
Gain on foreign currency forward contracts (net of tax of $0.2 million)	-0-	392	392	392
Other	-0-	-0-	-0-	29

Comprehensive income			$3,729

Balance May 3, 2003	$107,042	$(30,060)		$186,544

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2004 (“Fiscal 2004”) and of the fiscal year ended February 1, 2003 (“Fiscal 2003”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at May 3, 2003 of 1,017 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments.

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

Cash and Cash Equivalents

Included in cash and cash equivalents at February 1, 2003 and May 3, 2003, are cash equivalents of $47.4 million and $50.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $5.1 million and $5.3 million for the first quarter of Fiscal 2004 and 2003, respectively.

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

Other Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 3, 2003 consists of a $30.8 million minimum pension liability adjustment, net of tax, and a $0.7 million gain on foreign currency forward contracts, net of tax.

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Note 9).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Derivative Instruments and Hedging Activities

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first quarter ended May 3, 2003, the Company recorded an unrealized gain on foreign currency forward contracts of $0.6 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 1, 2003 and May 3, 2003, the Company had approximately $7.6 million and $20.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately two and one half months. The unrealized gain based on spot rates under these contracts at February 1, 2003 was $0.2 million and at May 3, 2003 was $1.0 million. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Stock Incentive Plans

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in the fourth quarter of Fiscal 2003. This statement amends the disclosure provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

As of May 3, 2003, the Company had two fixed stock incentive plans and four restricted stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for the Company’s restricted stock incentive plans as the exercise price is greater than or equal to the market price as of the date of grant. The compensation cost that has been charged against income for its restricted plans was $0.2 million and $0.1 million for the first quarter of Fiscal 2004 and 2003, respectively. The compensation cost that has been charged against income for its directors’ restricted stock plan was $28,839 and $26,334 for the first quarter of Fiscal 2004 and 2003, respectively. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FASB Statement No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended

	May 3,	May 4,
(In thousands, except per share amounts)	2003	2002

Net income, as reported	$3,337	$8,202
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	119	62
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(515)	(543)

Pro forma net income	$2,941	$7,721

Earnings per share:
Basic — as reported	$0.15	$0.37

Basic — pro forma	$0.13	$0.35

Diluted — as reported	$0.15	$0.33

Diluted — pro forma	$0.13	$0.32

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other New Accounting Principles

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased. The Company adopted this statement effective beginning the first quarter of Fiscal 2004. The adoption did not have a material impact on its results of operations or financial condition.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Impairment and Other Charges

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

Note 3
Accounts Receivable

	May 3,	February 1,
In thousands	2003	2003

Trade accounts receivable	$20,464	$19,196
Miscellaneous receivables	1,616	2,650

Total receivables	22,080	21,846
Allowance for bad debts	(833)	(690)
Other allowances	(1,853)	(1,744)

Net Accounts Receivable	$19,394	$19,412

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 18% and another customer accounted for 15% of the Company’s trade receivables balance as of May 3, 2003 and no other customer accounted for more than 7% of the Company’s trade receivables balance as of May 3, 2003.

Note 4
Inventories

	May 3,	February 1,
In thousands	2003	2003

Raw materials	$335	$662
Wholesale merchandise	27,174	37,387
Retail merchandise	136,260	130,573

Total Inventories	$163,769	$168,622

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	May 3,	February 1,
In thousands	2003	2003

Plant and equipment:
Land	$4,843	$4,913
Buildings and building equipment	13,981	13,967
Machinery, furniture and fixtures	83,193	84,076
Construction in progress	9,053	9,338
Improvements to leased property	101,137	99,011
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	212,244	211,342
Accumulated depreciation and amortization:
Plant and equipment	(85,239)	(83,774)
Capital leases	(26)	(26)

Net Plant, Equipment and Capital Leases	$126,979	$127,542

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 2, 2002	$3,918	$3,306	$10	$7,234
Charges and adjustments, net	(2,485)	(3,567)	20	(6,032)

Balance February 1, 2003	1,433	(261)	30	1,202
Charges and adjustments, net	(628)	1	-0-	(627)

Balance May 3, 2003	805	(260)	30	575
Current portion	805	(167)	30	668

Total Noncurrent Provision for Discontinued Operations**	$-0-	$(93)	$-0-	$(93)

*	Includes $0.8 million of apparel union pension withdrawal liability.

**	Included in other noncurrent assets

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 2, 2002	$1,661	$2,504	$406	$4,571
Additional provision February 1, 2003	106	70	-0-	176
Charges and adjustments, net	(1,344)	354	(406)	(1,396)

Balance February 1, 2003	423	2,928	-0-	3,351
Charges and adjustments, net	(140)	(100)	-0-	(240)

Balance May 3, 2003	283	2,828	-0-	3,111
Current portion (included in accrued liabilities)	283	711	-0-	994

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$2,117	$-0-	$2,117

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 3, 2003			May 4, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$3,337			$8,202
Less: Preferred stock dividends	(74)			(74)

Basic EPS
Income available to common shareholders	3,263	21,743	$.15	8,128	21,876	$.37

Effect of Dilutive Securities
Options		201			465
5 1/2% convertible subordinated notes	-0-	-0-		968	4,906
Employees’ preferred stock(1)		65			67

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,263	22,009	$.15	$9,096	27,314	$.33

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

The amount of the interest on the convertible subordinated notes (net of tax) for the period ended May 3, 2003 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debt is not reflected in diluted earnings per share because it is antidilutive.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.0 million shares as of May 3, 2003.

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $4.1 million to $4.3 million, $3.8 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order.

In May 2003, the Company filed a declaratory judgment action in the U. S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to this matter. The action seeks a determination that the carriers’ defense and indemnity obligations under the policies extend to the site. No discovery has occurred in the action and the Company has indicated its willingness to discuss its settlement with the carriers.

Whitehall Environmental Matters

Pursuant to a work plan approved by the Michigan Department of Environmental Quality (“MDEQ”) the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s Volunteer Leather Company facility in Whitehall, Michigan.

On June 29, 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, had previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended.

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

Patent Actions

In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. The Company has filed an answer denying plaintiffs’ claims and a motion to dismiss at least a portion of the claims and intends to defend the matter vigorously.

In March 2002, the Company was named a defendant in Lemelson Medical, Education & Research Foundation Limited Partnership v. Federal Express Corporation, et al., in the U. S. District Court for the District of Arizona. The case is one of a number of similar cases alleging patent infringement against users of bar code technology. The case was stayed prior to any discovery pending the outcome of suits in other jurisdictions which challenge the validity of the subject patents. The complaint seeks injunctive relief and unspecified damages. The Company intends to defend the matter vigorously if the outcome of the other suits does not result in its dismissal.

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

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Business Segment Information

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. All the Company’s segments sell footwear products at either retail or wholesale.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Underground Station/Jarman Group sell primarily branded products from other companies while Johnston & Murphy and Dockers Footwear sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense and interest income.

Three Months Ended		Underground
May 3, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$98,715	$34,573	$40,216	$19,620	$53	$193,177
Intercompany sales	-0-	-0-	-0-	(431)	-0-	(431)

Net sales to external customers	98,715	34,573	40,216	19,189	53	192,746

Operating income (loss)	5,563	1,560	1,800	2,553	(4,037)	7,439
Interest expense	-0-	-0-	-0-	-0-	2,206	2,206
Interest income	-0-	-0-	-0-	-0-	174	174

Earnings before income taxes from continuing operations	5,563	1,560	1,800	2,553	(6,069)	5,407

Total assets	134,605	47,274	63,910	25,870	144,325	415,984
Depreciation	2,412	804	623	34	1,236	5,109
Capital expenditures	2,290	1,213	612	4	528	4,647

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended		Underground
May 4, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$91,474	$33,199	$42,365	$24,390	$-0-	$191,428
Intercompany sales	-0-	-0-	-0-	(835)	-0-	(835)

Net sales to external customers	91,474	33,199	42,365	23,555	-0-	190,593

Operating income (loss)	8,203	2,650	4,107	2,787	(2,825)	14,922
Interest expense	-0-	-0-	-0-	-0-	1,965	1,965
Interest income	-0-	-0-	-0-	-0-	293	293

Earnings before income taxes from continuing operations	8,203	2,650	4,107	2,787	(4,497)	13,250

Total assets	126,385	44,105	62,987	22,591	120,908	376,976
Depreciation	2,083	759	776	34	710	4,362
Capital expenditures	5,949	813	242	9	10,350	17,363

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include all statements not made solely with respect to historical fact and those regarding our intent, belief or expectations. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and future results, liquidity and capital resources. These factors include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy or by changes in fashions or tastes that the Company fails to anticipate or respond to appropriately.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution, including those related to our reliance on foreign sources of product and to the transition to a new distribution center, and costs associated with those factors.

•	Further unfavorable trends in foreign currency exchange rates or other factors increasing the cost of goods sold.

•	Disruptions from a planned transition to a new wholesale merchandising system.

•	The inability to adjust inventory levels to sales.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels.

•	Unfavorable variations from planned pension expense levels.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Consolidated Financial Statements.

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

Significant Developments

Impairment and Other Charges

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge includes $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, the payments related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these items relate to the Johnston & Murphy division. See

Notes 2 and 6 to the Consolidated Financial Statements.

Business Segments

The Company currently operates four reportable business segments (not including the corporate segment): Journeys, comprised of the Journeys and Journeys Kidz retail footwear operations; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

Results of Operations – First Quarter Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the first quarter ended May 3, 2003 increased 1.1% to $192.7 million from $190.6 million in the first quarter ended May 4, 2002. Gross margin decreased 2.3% to $88.1 million in the first quarter this year from $90.1 million in the same period last year and decreased as a percentage of net sales from 47.3% to 45.7%. Selling and administrative expenses in the first quarter this year increased 7.2% from the first quarter last year and increased as a percentage of net sales from 39.5% to 41.8%. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first quarter ended May 3, 2003 were $5.4 million compared to $13.3 million for the first quarter ended May 4, 2002.

Net earnings for the first quarter ended May 3, 2003 were $3.3 million ($0.15 diluted earnings per share) compared to $8.2 million ($0.33 diluted earnings per share) for the first quarter ended May 4, 2002. The Company recorded an effective income tax rate of 38.3% in the first quarter this year compared to 38.1% in the same period last year.

Journeys

	Three Months Ended

	May 3,	May 4,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$98,715	$91,474	7.9%
Operating income	$5,563	$8,203	(32.2)%
Operating margin	5.6%	9.0%

Reflecting primarily a 14% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 3% decrease in comparable store sales, net sales from Journeys increased 7.9% for the first quarter ended May 3, 2003 compared to the same period last year. The average price per pair of shoes decreased 3% in the first quarter of Fiscal 2004, reflecting increased markdowns and changes in product mix, while unit sales increased 9% during the same period. Journeys operated 631 stores at the end of the first quarter of Fiscal 2004, including 37 Journeys Kidz stores, compared to 564 stores at the end of the first quarter last year, including 21 Journeys Kidz stores.

Journeys operating income for the first quarter ended May 3, 2003 was down 32.2% to $5.6 million compared to $8.2 million for the first quarter ended May 4, 2002. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Underground Station/Jarman Group

	Three Months Ended

	May 3,	May 4,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$34,573	$33,199	4.1%
Operating income	$1,560	$2,650	(41.1)%
Operating margin	4.5%	8.0%

Reflecting primarily a 3% increase in average stores operated, net sales from the Underground Station/Jarman Group increased 4.1% for the first quarter ended May 3, 2003 compared to the same period past year. Comparable store sales were down 2% for the Underground Station/Jarman Group, but comparable store sales for Underground Station were up 7%. The average price per pair of shoes decreased 4% in the first quarter of Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while unit sales increased 5% during the same period. Underground Station/Jarman Group operated 236 stores at the end of the first quarter of Fiscal 2004, including 122 Underground Station stores. The Underground Station/Jarman Group had operated 228 stores at the end of the first quarter last year, including 102 Underground Station stores.

Underground Station/Jarman Group operating income for the first quarter ended May 3, 2003 was $1.6 million compared to $2.7 million for the first quarter ended May 4, 2002. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and increased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	May 3,	May 4,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$40,216	$42,365	(5.1)%
Operating income	$1,800	$4,107	(56.2)%
Operating margin	4.5%	9.7%

Johnston & Murphy net sales decreased 5.1% to $40.2 million for the first quarter ended May 3, 2003 from $42.4 million for the first quarter ended May 4, 2002, reflecting primarily a 7% decrease in comparable store sales for Johnston & Murphy retail operations. Johnston & Murphy wholesale sales decreased 3% for the first quarter ended May 3, 2003. Retail operations accounted for 67.3% of Johnston & Murphy segment sales in the first quarter this year, down from 67.9% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail decreased 2% in the first quarter this year, primarily due to increased markdowns and changes in product mix, and unit sales decreased 4% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 2% in the first quarter of Fiscal 2004 while the average price per pair of shoes was flat for the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2004 included 150 Johnston & Murphy stores and factory stores compared to 148 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2003.

Johnston & Murphy operating income for the first quarter ended May 3, 2003 decreased 56.2% compared to the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of products from the appreciation of the Euro, and increased expenses as a percentage of net sales.

Dockers

	Three Months Ended

	May 3,	May 4,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$19,189	$23,555	(18.5)%
Operating income	$2,553	$2,787	(8.4)%
Operating margin	13.3%	11.8%

Dockers net sales decreased 18.5% to $19.2 million for the first quarter ended May 3, 2003, from $23.6 million for the first quarter ended May 4, 2002. The sales decrease reflected lower levels of at once orders. Factors reflected in the sales decline included retailers’ response to the retail environment, fewer close-out shipments than last year, a decline in sales to a formerly significant department store account reflecting a strategic change in its product offering and a shift in the annual initial shipment of seasonal product to a major volume moderate account that occurred during the quarter last year to the previous quarter this year. Unit sales for Dockers decreased 17% for the first quarter this year and the average price per pair of shoes decreased 3% for the same period reflecting changes in sales mix.

Dockers operating income for the first quarter ended May 3, 2003 decreased 8.4% from $2.8 million for the first quarter ended May 4, 2002 to $2.6 million, primarily due to decreased sales and increased expenses as a percentage of net sales.

Corporate and Interest Expenses

Corporate and other expenses for the first quarter ended May 3, 2003 were $4.0 million compared to $2.8 million for the first quarter ended May 4, 2002 for an increase of 42.9%. The increase in corporate expenses in the first quarter this year is attributable primarily to increased expenses related to the Company’s new distribution center, which began operations in the second quarter of Fiscal 2003.

Interest expense increased 12.3% from $2.0 million in the first quarter ended May 4, 2002 to $2.2 million for the first quarter ended May 3, 2003, primarily due to capitalized interest of $0.3 million in the first quarter last year for the Company’s new distribution center. See Note 1 to the Consolidated Financial Statements.

Interest income decreased 40.6% from $0.3 million in the first quarter last year to $0.2 million in the first quarter this year due to decreases in interest rates. There were no borrowings under the Company’s revolving credit facility during the three months ended May 3, 2003 or May 4, 2002.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	May 3,	May 4,
	2003	2002

	(dollars in millions)
Cash and cash equivalents	$57.7	$44.3
Working capital	$186.7	$159.4
Long-term debt (includes current maturities)	$103.2	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $6.2 million in the first three months of Fiscal 2004 compared to $14.4 million in the first three months of Fiscal 2003. The $8.2 million decrease in cash flow from operating activities reflects primarily a $4.9 million decrease in earnings and a $14.1 million reduction in cash flow from changes in accounts payable primarily due to changes in buying patterns offset by an increase in cash flow from changes in inventory and accounts receivable of $5.4 million and $2.5 million, respectively. The $5.4 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a bigger reduction in the wholesale inventory as the Company tried to more closely align its inventories with sales growth. The $2.5 million improvement in cash flow from accounts receivable was due to the lower wholesale sales.

The $4.9 million decrease in inventories at May 3, 2003 from February 1, 2003 levels reflects primarily decreases in Dockers and Johnston & Murphy wholesale inventories due to seasonal shipments offset by seasonal increases in retail inventory and inventory purchased to support the net increase of 26 stores in the first quarter this year.

Accounts receivable at May 3, 2003 increased $0.2 million compared to February 1, 2003 primarily due to increased days sales outstanding.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended

	May 3,	May 4,
	2003	2002

	(in thousands)
Accounts payable	$(1,966)	$12,130
Accrued liabilities	(5,672)	(7,461)

	$(7,638)	$4,669

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in cash used for changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to higher incentive compensation payments, higher payments associated with the new distribution center and higher payments associated with prior restructurings and discontinued operations in the prior year.

There were no revolving credit borrowings during the first three months ended May 3, 2003 and May 4, 2002, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. On July 16, 2001, the Company entered into a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement, as amended September 6, 2001, expires July 16, 2004.

Capital Expenditures

Total capital expenditures in Fiscal 2004 are expected to be approximately $22.5 million. These include expected retail capital expenditures of $18.1 million to open approximately 50 Journeys stores, 4 Journeys Kidz stores, 6 Johnston & Murphy stores and factory stores and 25 Underground Station stores and to complete 25 major store renovations, including five conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2004 for wholesale operations and other purposes are expected to be approximately $4.4 million, including approximately $1.8 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2004. The Company may borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $1.7 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand. Additionally, the Company may from time to time consider proposals to refinance or retire the outstanding subordinated convertible notes prior to their final maturity date in April 2005 which could involve the use of some cash on hand.

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 512,600 shares remaining to be repurchased under this and prior authorizations as of May 3, 2003. Any purchases would be funded from available cash. The Company has repurchased a total of 7.0 million shares at a cost of $69.4 million under a series of authorizations since Fiscal 1999. The Company repurchased 2,500 shares during the first quarter this year at a cost of $31,000.

There were $10.0 million of letters of credit outstanding under the revolving credit agreement at May 3, 2003, leaving availability under the revolving credit agreement of $65.0 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at May 3, 2003.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At May 3, 2003, $36.6 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 3, 2003. As a result, the Company considers the interest rate market risk implicit in these investments at May 3, 2003 to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 3, 2003, the Company had $20.8 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at May 3, 2003 was $1.0 million based on current spot rates. As of May 3, 2003, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.6 million.

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

Accounts Receivable – The Company’s accounts receivable balance at May 3, 2003 is concentrated in its two remaining wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 17.7% and another customer accounted for 14.5% of the Company’s trade accounts receivable balance as of May 3, 2003. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at May 3, 2003, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act was timely made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1

Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company furnished to the SEC current reports on Form 8-K on February 7, 2003, March 4, 2003, March 28, 2003 and April 30, 2003 containing Regulation FD disclosures under Item 9.

Information furnished under Item 9 of our current reports on Form 8-K, including the related exhibits, is not incorporated by reference in this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/James S. Gulmi

James S. Gulmi
Chief Financial Officer
June 16, 2003

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

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: June 16, 2003	/s/ Hal N. Pennington

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

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: June 16, 2003	/s/ James S. Gulmi

James S. Gulmi Chief Financial Officer