Form 10-Q
period 2003-08-02
GENESCO INC
filed 2003-09-16
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarter Ended
August 2, 2003

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
Yes ☑ No ☐

Common Shares Outstanding September 5, 2003 – 21,744,906

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	August 2,	February 1,	August 3,
	2003	2003	2002

Assets
Current Assets
Cash and cash equivalents	$32,968	$55,929	$32,214
Accounts receivable	14,579	19,412	16,785
Inventories	213,440	168,622	202,062
Deferred income taxes	11,533	11,909	14,395
Other current assets	13,377	13,559	12,276

Total current assets	285,897	269,431	277,732

Plant, equipment and capital leases	125,865	127,542	128,617
Deferred income taxes	17,787	17,787	8,611
Other noncurrent assets	6,720	4,454	4,702
Noncurrent assets of discontinued operations	-0-	-0-	1,085

Total Assets	$436,269	$419,214	$420,747

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,074	$43,660	$82,305
Accrued liabilities	36,502	43,263	32,709
Provision for discontinued operations	248	1,343	3,190

Total current liabilities	116,824	88,266	118,204

Long-term debt	86,250	103,245	103,245
Other long-term liabilities	47,298	44,924	24,591
Provision for discontinued operations	44	-0-	-0-

Total liabilities	250,416	236,435	246,040

Contingent liabilities (see Note 9)
Shareholders’ Equity
Non-redeemable preferred stock	7,596	7,599	7,600
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 2, 2003 – 22,259,610/21,771,146;
February 1, 2003 – 22,221,566/21,733,102;
August 3, 2002 – 22,350,553/21,862,089	22,260	22,222	22,351
Additional paid-in capital	97,642	97,488	99,099
Retained earnings	106,078	103,779	79,810
Accumulated other comprehensive loss	(29,866)	(30,452)	(16,296)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	185,853	182,779	174,707

Total Liabilities and Shareholders’ Equity	$436,269	$419,214	$420,747

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
In Thousands, except per share amounts

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	$179,478	$174,842	$372,224	$365,435
Cost of sales	95,989	91,991	200,643	192,436
Selling and administrative expenses	80,271	74,666	160,924	149,892
Restructuring adjustment (gain)	(139)	-0-	(139)	-0-

Earnings from operations before interest and other	3,357	8,185	10,796	23,107

Loss on early retirement of debt	2,581	-0-	2,581	-0-
Interest expense	2,366	2,114	4,572	4,079
Interest income	(217)	(192)	(391)	(485)

Total interest expense, net	2,149	1,922	4,181	3,594

Pretax earnings (loss)	(1,373)	6,263	4,034	19,513
Income taxes (benefit)	(482)	2,300	1,588	7,348

Net Earnings (Loss)	$(891)	$3,963	$2,446	$12,165

Basic earnings (loss) per common share	$(.04)	$.18	$.11	$.55
Diluted earnings (loss) per common share	$(.04)	$.17	$.10	$.51

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Cash Flows
In Thousands

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

OPERATIONS:
Net earnings (loss)	$(891)	$3,963	$2,446	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,530	4,593	10,639	8,955
Provision for losses on accounts receivable	132	(45)	292	(6)
Restructuring gain	(139)	-0-	(139)	-0-
Loss on retirement of debt	2,581	-0-	2,581	-0-
Other	401	263	672	548
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	4,658	5,773	4,480	3,078
Inventories	(49,671)	(58,614)	(44,818)	(59,206)
Other current assets	804	308	182	441
Accounts payable and accrued liabilities	37,295	41,014	29,657	45,683
Other assets and liabilities	577	(506)	1,517	(528)

Net cash provided by (used in) operating activities	1,277	(3,251)	7,509	11,130

INVESTING ACTIVITIES:
Capital expenditures	(4,552)	(7,853)	(9,199)	(25,216)
Proceeds from asset sales	473	1	626	1

Net cash used in investing activities	(4,079)	(7,852)	(8,573)	(25,215)

FINANCING ACTIVITIES:
Stock repurchase	-0-	(913)	(31)	(913)
Dividends paid	(73)	(74)	(147)	(148)
Payments of long-term debt	(104,867)	-0-	(104,867)	-0-
Long-term borrowings	86,250	-0-	86,250	-0-
Deferred note expenditures	(3,238)	-0-	(3,238)	-0-
Options exercised	27	44	136	976
Other	-0-	(6)	-0-	-0-

Net cash used in financing activities	(21,901)	(949)	(21,897)	(85)

Net Cash Flow	(24,703)	(12,052)	(22,961)	(14,170)
Cash and cash equivalents at beginning of period	57,671	44,266	55,929	46,384

Cash and cash equivalents at end of period	$32,968	$32,214	$32,968	$32,214

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$2,076	$639	$5,523	$4,128
Income taxes	4,528	8,678	7,574	9,041

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	$36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares - Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							23,164

Balance February 1, 2003	7,599	22,222	97,488	(17,857)	103,779	(30,452)		182,779

Net earnings	-0-	-0-	-0-	-0-	2,446	-0-	2,446	2,446
Dividends paid	-0-	-0-	-0-	-0-	(147)	-0-	-0-	(147)
Exercise of options	-0-	12	124	-0-	-0-	-0-	-0-	136
Tax effect of exercise of stock options	-0-	-0-	16	-0-	-0-	-0-	-0-	16
Stock repurchases	-0-	(3)	(29)	-0-	-0-	-0-	-0-	(32)
Gain on foreign currency forward contracts (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	-0-	586	586	586
Other	(3)	29	43	-0-	-0-	-0-	-0-	69

Comprehensive income							$3,032

Balance August 2, 2003	$7,596	$22,260	$97,642	$(17,857)	$106,078	$(29,866)		$185,853

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements

The consolidated financial statements contained in this report are unaudited but reflect all adjustments necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2004 (“Fiscal 2004”) and of the fiscal year ended February 1, 2003 (“Fiscal 2003”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at August 2, 2003 of 1,028 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments.

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

Cash and Cash Equivalents

Included in cash and cash equivalents at February 1, 2003 and August 2, 2003, are cash equivalents of $47.4 million and $18.6 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $9.7 million and $10.5 million for the first six months of Fiscal 2004 and 2003, respectively.

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

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 8).

Other Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 2, 2003 consists of a $30.8 million minimum pension liability adjustment, net of tax, and a $0.9 million gain on foreign currency forward contracts, net of tax.

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Note 10).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Derivative Instruments and Hedging Activities

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first six months ended August 2, 2003, the Company recorded an unrealized gain on foreign currency forward contracts of $1.0 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with Euro denominated inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts extending up to a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 1, 2003 and August 2, 2003, the Company had approximately $7.6 million and $17.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately two months. The unrealized gain based on spot rates under these contracts at February 1, 2003 and August 2, 2003 was $0.2 million and $0.4 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Stock Incentive Plans

As of August 2, 2003, the Company had two fixed stock incentive plans and four restricted stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for the Company’s restricted stock incentive plans as the exercise price is greater than or equal to the market price as of the date of grant. The compensation cost that has been charged against income for its restricted plans was $0.3 million for the first six months of Fiscal 2004 and 2003. The compensation cost that has been charged against income for its directors’ restricted stock plan was $67,039 and $52,251 for the first six months of Fiscal 2004 and 2003, respectively. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FASB Statement No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002
(In thousands, except per share amounts)
Net income (loss), as reported	$(891)	$3,963	$2,446	$12,165
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	108	108	216	165
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(540)	(543)	(1,055)	(1,086)

Pro forma net income (loss)	$(1,323)	$3,528	$1,607	$11,244

Earnings (loss) per share:
Basic - as reported	$(.04)	$.18	$.11	$.55

Basic - pro forma	$(.06)	$.16	$.07	$.51

Diluted - as reported	$(.04)	$.17	$.10	$.51

Diluted - pro forma	$(.06)	$.15	$.07	$.48

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
Notes to Consolidated Financial Statements

Note 2
Impairment and Other Charges

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge included $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, the payments related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these items related to the Johnston & Murphy division.

Note 3
Accounts Receivable

	August 2,	February 1,
In thousands	2003	2003

Trade accounts receivable	$15,083	$19,196
Miscellaneous receivables	1,924	2,650

Total receivables	17,007	21,846
Allowance for bad debts	(895)	(690)
Other allowances	(1,533)	(1,744)

Net Accounts Receivable	$14,579	$19,412

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. One customer accounted for 16% of the Company’s trade receivables balance as of August 2, 2003 and no other customer accounted for more than 8% of the Company’s trade receivables balance as of August 2, 2003.

Note 4
Inventories

	August 2,	February 1,
In thousands	2003	2003

Raw materials	$132	$662
Wholesale merchandise	32,545	37,387
Retail merchandise	180,763	130,573

Total Inventories	$213,440	$168,622

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Plant, Equipment and Capital Leases, Net

	August 2,	February 1,
In thousands	2003	2003

Plant and equipment:
Land	$4,956	$4,913
Buildings and building equipment	13,617	13,967
Machinery, furniture and fixtures	89,751	84,076
Construction in progress	3,959	9,338
Improvements to leased property	102,665	99,011
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	214,985	211,342
Accumulated depreciation and amortization:
Plant and equipment	(89,094)	(83,774)
Capital leases	(26)	(26)

Net Plant, Equipment and Capital Leases	$125,865	$127,542

Genesco Inc.
and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs*	Costs	Other	Total

Balance February 2, 2002	$3,918	$3,306	$10	$7,234
Charges and adjustments, net	(2,485)	(3,567)	20	(6,032)

Balance February 1, 2003	1,433	(261)	30	1,202
Charges and adjustments, net	(1,284)	381	(7)	(910)

Balance August 2, 2003	149	120	23	292
Current portion	149	76	23	248

Total Noncurrent Provision for Discontinued Operations	$-0-	$44	$-0-	$44

*	Includes $0.1 million of apparel union pension withdrawal liability.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 2, 2002	$1,661	$2,504	$406	$4,571
Additional provision February 1, 2003	106	70	-0-	176
Charges and adjustments, net	(1,344)	354	(406)	(1,396)

Balance February 1, 2003	423	2,928	-0-	3,351
Excess provision August 2, 2003	(132)	(7)	-0-	(139)
Charges and adjustments, net	(199)	(297)	-0-	(496)

Balance August 2, 2003	92	2,624	-0-	2,716
Current portion (included in accrued liabilities)	92	686	-0-	778

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$1,938	$-0-	$1,938

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 7
Long-Term Debt

	August 2,	February 1,
In thousands	2003	2003

5 1/2% convertible subordinated notes due April 2005	$-0-	$103,245
4 1/8% convertible subordinated debentures due June 2023	86,250	-0-

Total long-term debt	86,250	103,245
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$86,250	$103,245

Revolving Credit Agreement:

The Company has a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement expires July 16, 2004. Outstanding letters of credit at August 2, 2003 were $6.8 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate plus 0.425% or LIBOR plus 1.425%, which may be changed if the Company’s pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.575% per annum on $75.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $36.0 million for Fiscal 2002, $38.0 million for Fiscal 2003 and $39.0 million for Fiscal 2004. The capital expenditure limits do not include the first $30.0 million of capital expenditures for the Company’s new distribution center. The Company was in compliance with the financial covenants contained in the revolving credit agreement at August 2, 2003.

5 1/2% Convertible Subordinated Notes due 2005:

On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. In June of 2001, $255,000 of the 5 1/2% convertible subordinated notes were converted to 12,116 shares of common stock. The remaining $103.2 million notes were redeemed July 24, 2003 resulting in a $2.6 million loss on early retirement of debt ($1.6 million redemption premium and $1.0 million write-off of unamortized deferred note expense) included in the Company’s second quarter results.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 7
Long-Term Debt, Continued

4 1/8% Convertible Subordinated Debentures due 2023:

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of our common stock, par value $1.00 per share, if: (1) the price of our common stock issuable upon conversion of a Debenture reaches a specified threshold, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. Upon conversion, the Company will have the right to deliver, in lieu of our common stock, cash or a combination of cash and shares of our common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.

The Company will pay cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company will pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equals 120% or more of the principal amount of the Debentures.

The Company may redeem some or all of the Debentures for cash at any time on or after June 20, 2008 at 100% of their principal amount, plus accrued and unpaid interest, contingent interest and liquidated damages, if any.

Each holder of the Debentures may require the Company to purchase all or a portion of their Debentures on June 15, 2010, 2013 or 2018 at a price equal to the principal amount of the Debentures to be purchased, plus accrued and unpaid interest, contingent interest and liquidated damages, if any, to the purchase date. Each holder may also require the Company to repurchase all or a portion of such holder’s Debentures upon the occurrence of a change of control (as defined in the Debentures). The Company may choose to pay the change of control purchase price in cash or shares of our common stock or a combination of cash and shares.

The Company has agreed to file a shelf registration statement for the resale by investors of the Debentures and their common stock issuable upon conversion of the Debentures.

The issuance and sale of the Debentures and the subsequent offering of the Debentures by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder. Banc of America Securities LLC, Banc One Capital Markets, Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC were the initial purchasers of the Debentures.

Expenses incurred of $3.2 million relating to the issuance were capitalized and are being amortized over seven years.

The indenture pursuant to which the convertible subordinated debentures were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 2, 2003			August 3, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings (loss)	$(891)			$3,963
Less: Preferred stock dividends	(73)			(74)

Basic EPS
Income (loss) available to common shareholders	(964)	21,754	$(.04)	3,889	21,914	$.18

Effect of Dilutive Securities
Options(1)		-0-			436
Convertible preferred stock(2)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures (3)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes(4)	-0-	-0-		-0-	-0-
Employees’ preferred stock(5)		-0-			66

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(964)	21,754	$(.04)	$3,889	22,416	$.17

(1)	Stock options for the three months ended August 2, 2003 were antidilutive due to the loss for the quarter.

(2)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(3)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(4)	The amount of the interest on the 5 1/2% convertible subordinated notes (net of tax) for the period ended August 3, 2002 per common share obtainable on conversion was higher than basic earnings per share; therefore, the convertible debt was not reflected in diluted earnings per share because it was antidilutive.

(5)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted. For the three months ended August 2, 2003, these shares are excluded due to the loss for the quarter.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.0 million shares as of August 2, 2003.

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 2, 2003			August 3, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$2,446			$12,165
Less: Preferred stock dividends	(147)			(148)

Basic EPS
Income available to common shareholders	2,299	21,748	$.11	12,017	21,895	$.55

Effect of Dilutive Securities
Options		228			451
Convertible preferred stock (1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures (2)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		1,936	4,906
Employees’ preferred stock(3)		65			66

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,299	22,041	$.10	$13,953	27,318	$.51

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.0 million shares as of August 2, 2003.

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $4.3 million to $4.5 million, $3.9 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order.

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

The Company has completed further testing in response to MDEQ comments and expects to submit a revised Plan for MDEQ approval. The Company has not yet adopted a revised Plan but expects that it will include the removal of a limited amount of buried materials from the soil at the site and measures to lower levels of ammonia in the groundwater on a portion of the site. When submitted, the revised plan will be subject to MDEQ comment. Management does not presently expect the future remediation of the site to have a material effect on its financial condition or results of operations.

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

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 9
Legal Proceedings, Continued

Employment Matter

The Company is the defendant in John W. Bracewell III v. Genesco Inc., filed in July 2003 in the United States District Court for the Middle District of Tennessee by the former Vice President—Wholesale in the Johnston & Murphy division. The plaintiff, whose employment by the Company was terminated in January 2002 at the conclusion of the internal investigation of the events discussed below under the caption “SEC Matter,” alleges age discrimination in violation of the Age Discrimination in Employment Act and similar laws of the State of Tennessee and seeks reinstatement, back pay, front pay and other lost benefits, double compensatory damages and other remedies. The Company disputes the substantive allegations in the complaint, intends to defend the matter vigorously, and does not expect that it will have a material effect on its financial condition or results of operations.

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

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring adjustments, loss on early retirement of debt and other. Other includes severance and professional fees related to discontinuation of work related to a proposed acquisition in Fiscal 2003.

Three Months Ended		Underground
August 2, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$97,474	$30,722	$39,392	$12,020	$69	$179,677
Intercompany sales	-0-	-0-	-0-	(199)	-0-	(199)

Net sales to external customers	97,474	30,722	39,392	11,821	69	179,478

Operating income (loss)	6,711	231	174	(263)	(3,635)	3,218
Interest expense	-0-	-0-	-0-	-0-	2,366	2,366
Interest income	-0-	-0-	-0-	-0-	217	217
Restructuring adjustment (gain)	-0-	-0-	-0-	-0-	(139)	(139)
Loss on early retirement of debt	-0-	-0-	-0-	-0-	2,581	2,581

Earnings (loss) before income taxes	6,711	231	174	(263)	(8,226)	(1,373)

Total assets	170,099	60,909	62,794	21,791	120,676	436,269
Depreciation	2,467	825	665	33	1,540	5,530
Capital expenditures	2,553	1,079	339	5	576	4,552

Genesco Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
August 3, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$91,681	$30,183	$39,541	$14,002	$-0-	$175,407
Intercompany sales	-0-	-0-	-0-	(565)	-0-	(565)

Net sales to external customers	91,681	30,183	39,541	13,437	-0-	174,842

Operating income (loss)	7,497	1,153	1,365	1,325	(2,702)	8,638
Interest expense	-0-	-0-	-0-	-0-	2,114	2,114
Interest income	-0-	-0-	-0-	-0-	192	192
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings before income taxes	7,497	1,153	1,365	1,325	(5,077)	6,263

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	2,256	751	770	35	781	4,593
Capital expenditures	3,361	477	705	-0-	3,310	7,853

Six Months Ended		Underground
August 2, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$196,189	$65,295	$79,608	$31,640	$122	$372,854
Intercompany sales	-0-	-0-	-0-	(630)	-0-	(630)

Net sales to external customers	196,189	65,295	79,608	31,010	122	372,224

Operating income (loss)	12,274	1,791	1,974	2,290	(7,672)	10,657
Interest expense	-0-	-0-	-0-	-0-	4,572	4,572
Interest income	-0-	-0-	-0-	-0-	391	391
Restructuring adjustment (gain)	-0-	-0-	-0-	-0-	(139)	(139)
Loss on early retirement of debt	-0-	-0-	-0-	-0-	2,581	2,581

Earnings before income taxes	12,274	1,791	1,974	2,290	(14,295)	4,034

Total assets	170,099	60,909	62,794	21,791	120,676	436,269
Depreciation	4,879	1,629	1,288	67	2,776	10,639
Capital expenditures	4,843	2,292	951	9	1,104	9,199

Genesco Inc. and Consolidated Subsidiaries Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Six Months Ended		Underground
August 3, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$183,155	$63,382	$81,906	$38,392	$-0-	$366,835
Intercompany sales	-0-	-0-	-0-	(1,400)	-0-	(1,400)

Net sales to external customers	183,155	63,382	81,906	36,992	-0-	365,435

Operating income (loss)	15,700	3,803	5,472	4,112	(5,527)	23,560
Interest expense	-0-	-0-	-0-	-0-	4,079	4,079
Interest income	-0-	-0-	-0-	-0-	485	485
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings before income taxes	15,700	3,803	5,472	4,112	(9,574)	19,513

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	4,339	1,510	1,546	69	1,491	8,955
Capital expenditures	9,310	1,290	947	9	13,660	25,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include all statements not made solely with respect to historical fact and those regarding our intent, belief or expectations. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity and capital resources. These factors include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy or by changes in fashions or tastes that the Company fails to anticipate or respond to appropriately.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Changes in product mix sold by the Company resulting in lower average price.

•	Disruptions in product supply or distribution, including those related to our reliance on foreign sources of product and to the transition to a new distribution center, and costs associated with those factors.

•	Further unfavorable trends in foreign currency exchange rates or other factors increasing the cost of goods sold.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	Unfavorable variations from assumptions connected with the Company’s pension plan.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.

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

Significant Developments

4 1/8% Convertible Subordinated Debentures

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% contingently convertible subordinated debentures due June 15, 2023. During the second quarter ended August 2, 2003, the Company used the net proceeds of $83 million and approximately $23 million in additional cash to repay all of the Company’s 5 1/2% convertible subordinated notes due 2005, including accrued interest payable and expenses incurred in connection therewith resulting in a loss on early retirement of debt of $2.6 million ($1.6 million redemption premium and $1.0 million write-off of unamortized deferred note expense) reflected in the Company’s second quarter results. See Note 7 to the Consolidated Financial Statements.

Impairment and Other Charges

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge included $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, the payments related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these items related to the Johnston & Murphy division. See Notes 2 and 6 to the Consolidated Financial Statements.

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

Results of Operations – Second Quarter Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the second quarter ended August 2, 2003 increased 2.7% to $179.5 million from $174.8 million in the second quarter ended August 3, 2002. Gross margin increased 0.8% to $83.5 million in the second quarter this year from $82.9 million in the same period last year, but decreased as a percentage of net sales from 47.4% to 46.5%. Selling and administrative expenses in the second quarter this year increased 7.5% from the second quarter last year and increased as a percentage of net sales from 42.7% to 44.7%. Selling and administrative expenses were increased by approximately $0.8 million in the second quarter this year due to increased pension expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the second quarter ended August 2, 2003 was $1.4 million compared to earnings of $6.3 million for the second quarter ended August 3, 2002. The pretax loss for the second quarter ended August 2, 2003 included a $2.6 million loss on the early retirement of debt.

The net loss for the second quarter ended August 2, 2003 was $0.9 million ($0.04 diluted loss per share) compared to earnings of $4.0 million ($0.17 diluted earnings per share) for the second quarter ended August 3, 2002. The Company recorded an effective income tax rate of 35.1% in the second quarter this year compared to 36.7% in the same period last year, reflecting $0.1 million of favorable adjustments to previous years’ tax expense. Without the adjustments, the rate would have been 38.3% for the second quarter last year.

     Journeys

	Three Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$97,474	$91,681	6.3%
Operating income	$6,711	$7,497	(10.5)%
Operating margin	6.9%	8.2%

Reflecting primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 1% decrease in comparable store sales, net sales from Journeys increased 6.3% for the second quarter ended August 2, 2003 compared to the same period last year. The average price per pair of shoes decreased 5% in the second quarter of Fiscal 2004, reflecting changes in customers’ fashion preferences to relatively lower-priced product and other changes in product mix, while footwear unit sales increased 10% during the same period. Journeys operated 641 stores at the end of the second quarter of Fiscal 2004, including 38 Journeys Kidz stores, compared to 586 stores at the end of the second quarter last year, including 28 Journeys Kidz stores.

Journeys operating income for the second quarter ended August 2, 2003 was down 10.5% to $6.7 million compared to $7.5 million for the second quarter ended August 3, 2002. The decrease was due to increased expenses as a percentage of net sales due to the decrease in comparable store sales.

Underground Station/Jarman Group

	Three Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$30,722	$30,183	1.8%
Operating income	$231	$1,153	(80.0)%
Operating margin	0.8%	3.8%

Reflecting primarily a 3% increase in average stores operated, net sales from the Underground Station/Jarman Group increased 1.8% for the second quarter ended August 2, 2003 compared to the same period past year. Comparable store sales were down 3% for the Underground Station/Jarman Group, although comparable store sales for the Underground Station stores were up 9%. The relatively weaker sales in the Jarman retail stores reflect, among other factors, lease provisions which prevent the Jarman stores from offering certain categories of products that accounted for increased sales in the Underground Station stores. The Company believes apparel sales, which grew to approximately 18% of sales for the quarter from 11% last year, is an item driven business which can result in more volatility in sales trends and comparable store sales. The average price per pair of shoes in the Underground Station/Jarman Group decreased 9% in the second quarter of Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 5% during the same period. Underground Station/Jarman Group operated 235 stores at the end of the second quarter of Fiscal 2004, including 125 Underground Station stores. The Underground Station/Jarman Group had operated 229 stores at the end of the second quarter last year, including 103 Underground Station stores.

Underground Station/Jarman Group operating income for the second quarter ended August 2, 2003 was $0.2 million compared to $1.2 million for the second quarter ended August 3, 2002. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Johnston & Murphy

	Three Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$39,392	$39,541	(0.4)%
Operating income	$174	$1,365	(87.3)%
Operating margin	0.4%	3.5%

Johnston & Murphy net sales decreased 0.4% to $39.4 million for the second quarter ended August 2, 2003 from $39.5 million for the second quarter ended August 3, 2002, reflecting primarily a 12% decrease in Johnston & Murphy wholesale sales offset by a 2% increase in comparable store sales for Johnston & Murphy retail operations as well as a 2% increase in average stores operated. Retail operations accounted for 74.3% of Johnston & Murphy segment sales in the second quarter this year, up from 71.0% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail decreased 3% in the second quarter this year, primarily due to increased markdowns and changes in product mix, while footwear unit sales increased 7% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 11% in the second quarter of Fiscal 2004 while the average price per pair of shoes increased 4% for the same period, primarily due to changes in product mix. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2004 included 152 Johnston & Murphy stores and factory stores compared to 149 Johnston & Murphy stores and factory stores at the end of the second quarter of Fiscal 2003.

Johnston & Murphy operating income for the second quarter ended August 2, 2003 decreased 87.3% compared to the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of products from the appreciation of the Euro.

Dockers Footwear

	Three Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$11,821	$13,437	(12.0)%
Operating income (loss)	$(263)	$1,325	NA
Operating margin	(2.2)%	9.9%

Dockers Footwear’s net sales decreased 12.0% to $11.8 million for the second quarter ended August 2, 2003, from $13.4 million for the second quarter ended August 3, 2002. Factors reflected in the sales decline included retailers’ reducing orders in response to the economic environment and lower than expected sell-throughs in one of Dockers Footwear’s product lines. Unit sales for Dockers Footwear decreased 11% for the second quarter this year and the average price per pair of shoes decreased 4% for the same period, reflecting changes in sales mix.

Dockers Footwear’s operating income (loss) decreased from $1.3 million for the second quarter ended August 3, 2002 to ($0.3) million for the second quarter ended August 2, 2003, primarily due to decreased sales, decreased gross margin as a percentage of net sales, reflecting changes in sales mix and increased markdowns and to increased expenses as a percentage of net sales.

Corporate and Interest Expenses

Corporate and other expenses for the second quarter ended August 2, 2003 were $6.1 million compared to $3.2 million for the second quarter ended August 3, 2002. This year’s corporate and other expenses included charges of $2.6 million on the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005 offset by a $0.1 million adjustment to a previous restructuring charge. Corporate and other expenses in the second quarter last year included charges of $0.5 million, primarily professional fees for work related to consideration of a possible strategic acquisition. Excluding the listed items from both periods, corporate and other expenses were $3.6 million in the second quarter this year versus $2.7 million in the second quarter last year, an increase of 34.5%, attributable primarily to increased expenses related to the Company’s new distribution center, which began limited operations in the second quarter of Fiscal 2003.

Interest expense increased 11.9% from $2.1 million in the second quarter ended August 3, 2002 to $2.4 million for the second quarter ended August 2, 2003, primarily due to the incremental interest expense on the Company’s long-term debt while both the 4 1/8% Convertible Subordinated Debentures and the 5 1/2% Convertible Subordinated Notes were outstanding during the 30-day call period for the Notes, which began on the date the Debentures were issued.

Interest income increased 13.0% from $192,000 in the second quarter last year to $217,000 in the second quarter this year, reflecting interest on the cash proceeds of the 4 1/8% Convertible Subordinated Debenture offering during the 30-day call period for the 5 1/2% Convertible Subordinated Notes, offset by lower interest rates. There were no borrowings under the

Company’s revolving credit facility during the three months ended August 2, 2003 or August 3, 2002.

Results of Operations – Six Months Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the six months ended August 2, 2003 increased 1.9% to $372.2 million from $365.4 million in the six months ended August 3, 2002. Gross margin decreased 0.8% to $171.6 million in the first six months this year from $173.0 million in the same period last year and decreased as a percentage of net sales from 47.3% to 46.1%. Selling and administrative expenses in the first six months this year increased 7.4% from the first six months last year and increased as a percentage of net sales from 41.0% to 43.2%. Selling and administrative expenses were increased by approximately $1.3 million for the first six months this year due to increased pension expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the six months ended August 2, 2003 were $4.0 million compared to $19.5 million for the six months ended August 3, 2002. Pretax earnings for the six months ended August 2, 2003 included a $2.6 million loss on the early retirement of debt.

Net earnings for the six months ended August 2, 2003 were $2.4 million ($0.10 diluted earnings per share) compared to $12.2 million ($0.51 diluted earnings per share) for the six months ended August 3, 2002. The Company recorded an effective income tax rate of 39.4% in the first six months this year compared to 37.7% for the first six months last year. Last year’s rate reflects $0.1 million of favorable adjustments to previous years’ tax expense. Without the adjustments, last year’s rate would have been 38.2% for the first six months.

Journeys

	Six Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$196,189	$183,155	7.1%
Operating income	$12,274	$15,700	(21.8)%
Operating margin	6.3%	8.6%

Net sales from Journeys increased 7.1% for the six months ended August 2, 2003 compared to the same period last year. The increase reflects primarily a 13% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) offset by a 2% decrease in comparable store sales. Footwear unit sales increased 9% in the first six months of Fiscal 2004 primarily reflecting the increase in average stores operated, offset by a 4% decline in the average price per pair of shoes, reflecting changes in product mix.

Journeys’ operating income for the first six months of Fiscal 2004 decreased 21.8% to $12.3 million compared to $15.7 million for the first six months ended last year. The decrease was due to decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.

Underground Station/Jarman Group

	Six Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$65,295	$63,382	3.0%
Operating income	$1,791	$3,803	(52.9)%
Operating margin	2.7%	6.0%

Reflecting primarily a 2% increase in average stores operated, net sales from the Underground Station/Jarman Group increased 3.0% for the first six months of Fiscal 2004 compared to the same period last year. Comparable store sales were down 2% for the Underground Station/Jarman Group, but comparable store sales for Underground Station were up 8%. The average price per pair of shoes decreased 6% in the first six months of Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 5% during the same period.

Underground Station/Jarman Group operating income for the first six months of Fiscal 2004 was $1.8 million compared to $3.8 million for the same period last year. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Johnston & Murphy

	Six Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$79,608	$81,906	(2.8)%
Operating income	$1,974	$5,472	(63.9)%
Operating margin	2.5%	6.7%

Johnston & Murphy net sales decreased 2.8% to $79.6 million for the first six months of Fiscal 2004 from $81.9 million for the first six months of last year, reflecting primarily a 7% decrease in Johnston & Murphy wholesale sales. Comparable store sales for Johnston & Murphy retail operations decreased 3% for the first six months this year compared to last year. Retail operations accounted for 70.8% of Johnston & Murphy segment sales in the first six months this year, up from 69.4% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail decreased 3% in the first six months this year, primarily due to increased markdowns and changes in product mix, while footwear unit sales increased 2% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 6% in the first six months of Fiscal 2004, while the average price per pair of shoes increased 2% for the same period, reflecting primarily mix changes.

Johnston & Murphy operating income for the six months ended August 2, 2003 decreased 63.9% primarily due to decreased sales, to decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of product from the appreciation of the Euro, and to increased expenses as a percentage of net sales.

Dockers Footwear

	Six Months Ended

	August 2,	August 3,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$31,010	$36,992	(16.2)%
Operating income	$2,290	$4,112	(44.3)%
Operating margin	7.4%	11.1%

Dockers Footwear’s net sales decreased 16.2% to $31.0 million for the first six months of Fiscal 2004 from $37.0 million for the first six months last fiscal year. Factors reflected in the sales decline included retailers’ reducing orders in response to the economic environment, fewer close out shipments than last year, a decline in sales to a formerly significant department store account reflecting a strategic change in its product offering and lower than expected sell-throughs in one of Dockers Footwear’s product lines. Unit sales for Dockers Footwear decreased 15% for the first six months this year and the average price per pair of shoes decreased 3% for the same period, reflecting changes in sales mix.

Dockers Footwear’s operating income for the six months ended August 2, 2003 decreased 44.3% from $4.1 million for the first six months ended August 3, 2002 to $2.3 million, primarily due to lower sales, decreased gross margin as a percentage of net sales and increased expenses as a percentage of net sales.

Corporate and Interest Expenses

Corporate and other expenses for the six months ended August 2, 2003 were $10.1 million compared to $6.0 million for the six months ended August 3, 2002. This year’s corporate and other expenses included charges of $2.6 million on the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005 offset by a $0.1 million adjustment to a previous restructuring charge. Corporate and other expenses for the first six months last year included charges of $0.5 million, primarily professional fees relating to consideration of a possible strategic acquisition. Excluding the listed items from both periods, corporate and other expenses were $7.7 million in the first six months this year versus $5.5 million in the first six months last year, an increase of 38.8%. The increase is attributable primarily to increased expenses related to the Company’s new distribution center, which began limited operations in the second quarter of Fiscal 2003.

Interest expense increased 12.1% from $4.1 million in the six months ended August 3, 2002 to $4.6 million for the six months ended August 2, 2003, due to capitalized interest of $0.4 million last year for the Company’s new distribution center and the incremental interest expense on the Company’s long-term debt while both the 4 1/8% Convertible Subordinated Debentures and the 5 1/2% Convertible Subordinated Notes were outstanding during the 30-day call period for the Notes, which began on the date the Debentures were issued. There were no borrowings under the Company’s revolving credit facility during the six months ended August 2, 2003 or August 3, 2002.

Interest income decreased 19.4% from $0.5 million in the first six months last year to $0.4 million in the first six months this year due to decreases in interest rates which more than offset interest on the cash proceeds of the convertible subordinated debenture offering during the 30-day call period for the convertible subordinated notes.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	August 2,	August 3,
	2003	2002

	(dollars in millions)

Cash and cash equivalents	$33.0	$32.2
Working capital	$169.1	$159.5
Long-term debt (includes current maturities)	$86.3	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $7.5 million in the first six months of Fiscal 2004 compared to $11.1 million in the first six months of Fiscal 2003. The $3.6 million decrease in cash flow from operating activities reflects primarily a $9.7 million decrease in earnings and a $19.8 million reduction in cash flow from changes in accounts payable primarily due to changes in buying patterns, offset by an increase in cash flow from changes in inventory and accounts receivable of $14.4 million and $1.4 million, respectively. The $14.4 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a bigger reduction in the wholesale inventory as the Company tried to more closely align its inventories with sales growth. The $1.4 million improvement in cash flow from accounts receivable was due to the lower wholesale sales.

The $44.8 million increase in inventories at August 2, 2003 from February 1, 2003 levels reflects primarily seasonal increases in retail inventory and inventory purchased to support the net increase of 37 stores in the first six months this year, offset by decreases in Dockers inventory.

Accounts receivable at August 2, 2003 decreased $4.5 million compared to February 1, 2003, primarily due to decreased wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities is as follows:

	Six Months Ended

	August 2,	August 3,
	2003	2002

	(in thousands)
Accounts payable	$36,413	$56,192
Accrued liabilities	(6,756)	(10,509)

	$29,657	$45,683

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in cash used for changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to higher incentive compensation payments, higher payments associated with the new distribution center and higher payments associated with prior restructurings and discontinued operations in the prior year.

There were no revolving credit borrowings during the first six months ended August 2, 2003 and August 3, 2002, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures. The Company has a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement expires July 16, 2004.

Capital Expenditures

Total capital expenditures in Fiscal 2004 are expected to be approximately $23.3 million. These include expected retail capital expenditures of $19.5 million to open approximately 55 Journeys stores, 4 Journeys Kidz stores, 6 Johnston & Murphy stores and factory stores and 25 Underground Station stores and to complete 32 major store renovations, including nine conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2004 for wholesale operations and other purposes are expected to be approximately $3.8 million, including approximately $1.8 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2004. The Company may borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $1.0 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 512,600 shares remaining to be repurchased under this and prior authorizations as of August 2, 2003. Any purchases would be funded from available cash. The Company has repurchased a total of 7.0 million shares at a cost of $69.4 million under a series of authorizations since Fiscal 1999. The Company repurchased 2,500 shares during the first six months this year at a cost of $31,000.

There were $6.8 million of letters of credit outstanding under the revolving credit agreement at August 2, 2003, leaving availability under the revolving credit agreement of $68.2 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at August 2, 2003.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At August 2, 2003, $36.1 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.2 million reflected in the first six months of Fiscal 2004, $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 2, 2003. As a result, the Company considers the interest rate market risk implicit in these investments at August 2, 2003 to be low.

Foreign Currency Exchange Rate Risk – Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At August 2, 2003, the Company had $17.8 million of forward foreign exchange contracts for Euro. The unrealized gain on contracts outstanding at August 2, 2003 was $0.4 million based on current spot rates. As of August 2, 2003, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.3 million.

Because of the rapid appreciation in the value of the Euro relative to the dollar and the limitations of the Company’s foreign currency hedging policy, the Company anticipates that product costs in the Johnston & Murphy division will increase in Fiscal 2004 as compared to the previous year. Based on anticipated demand for the year and assuming an average exchange rate for the year near levels for the first six months, the Company estimates these increases will have an adverse effect on its pretax earnings for the year in the range of $5.1 to $6.1 million. However, the effect could vary significantly if demand varies from expectations or exchange rates fluctuate.

Accounts Receivable – The Company’s accounts receivable balance at August 2, 2003 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for $2.4 million, or 16.0% of the Company’s trade accounts receivable balance as of August 2, 2003. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at August 2, 2003, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the terms of a Purchase Agreement, dated June 19, 2003, the Company sold an aggregate of $86.3 million of 4.125% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of our common stock, par value $1.00 per share, if: (1) the price of our common stock issuable upon conversion of a Debenture reaches a specified threshold, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. Upon conversion, the Company will have the right to deliver, in lieu of our common stock, cash or a combination of cash and shares of our common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.

The Company will pay cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company will pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equals 120% or more of the principal amount of the Debentures.

The Company may redeem some or all of the Debentures for cash at any time on or after June 20, 2008 at 100% of their principal amount, plus accrued and unpaid interest, contingent interest and liquidated damages, if any.

Each holder of the Debentures may require the Company to purchase all or a portion of such holder’s Debentures on June 15, 2010, 2013 or 2018 at a price equal to the principal amount of the Debentures to be purchased, plus accrued and unpaid interest, contingent interest and liquidated damages, if any, to the purchase date. Each holder may also require the Company to repurchase all or a portion of such holder’s Debentures upon the occurrence of a change of control (as defined in the Debentures). The Company may choose to pay the change of control purchase price in cash or shares of our common stock or a combination of cash and shares.

The issuance and sale of the Debentures and the subsequent offering of the Debentures by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder. Banc of America Securities LLC, Banc One Capital Markets, Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC were the initial purchasers of the Debentures. The aggregate discount to the initial purchasers was approximately $2.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 26, 2003, shares representing a total of 21,932,298 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1)	elected ten directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”

Leonard L. Berry	19,173,404	225,812
Robert V. Dale	18,620,827	778,389
W. Lipscomb Davis, Jr.	19,170,815	228,401
Matthew C. Diamond	19,176,408	222,808
Ben T. Harris	19,175,491	223,725
Kathleen Mason	18,620,452	778,764
Hal N. Pennington	19,171,971	227,245
Linda H. Potter	18,623,948	775,268
William A. Williamson, Jr.	18,620,063	779,153
William S. Wire II	14,848,584	4,550,632

(2)	approved amendments to the Company’s 1996 Stock Incentive Plan by a vote of 17,207,077 for, 2,147,039 against, with 45,100 abstentions.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(4.1)	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023).

(4.2)	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC.

(10)d.	Amendments to 1996 Stock Incentive Plan. Incorporated by reference to “Appendix B” included in the Proxy Statement dated May 23, 2003.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On May 22, 2003, the Company filed and furnished to the SEC a Current Report on Form 8-K (Items 7, 9 and 12) which contained its press release announcing the Company’s first quarter earnings results.

On June 10, 2003, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) containing Regulation FD disclosures.

On June 18, 2003, the Company filed and furnished to the SEC a Current Report on Form 8-K (Items 7 and 9) which contained its press release announcing the Company’s intention to offer, through a private placement, convertible subordinated debentures.

On June 19, 2003, the Company filed and furnished to the SEC a Current Report on Form 8-K (Items 7 and 9) which contained its press release announcing the Company’s pricing of its offering of convertible subordinated debentures.

On June 30, 2003, the Company filed and furnished to the SEC a Current Report on Form 8-K (Items 7 and 9) which contained its press release reviewing effects of its convertible subordinated debenture offering on expected operating results.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
September 16, 2003