Form 10-Q
period 2003-11-01
GENESCO INC
filed 2003-12-16
CIK 18498

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 1, 2003

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

Yes ☑ No ☐

Common Shares Outstanding December 5, 2003 – 21,712,435

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Earnings
Consolidated Cash Flows
Consolidated Shareholders’ Equity
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	November 1,	February 1,	November 2,
	2003	2003	2002

Assets
Current Assets
Cash and cash equivalents	$44,306	$55,929	$10,260
Accounts receivable	18,731	19,412	24,597
Inventories	205,918	168,622	199,773
Deferred income taxes	11,360	11,909	7,289
Other current assets	14,004	13,559	14,732

Total current assets	294,319	269,431	256,651

Property, equipment and capital leases	126,842	127,542	129,271
Deferred income taxes	17,787	17,787	15,730
Other noncurrent assets	6,678	4,454	4,513
Noncurrent assets of discontinued operations	-0-	-0-	1,140

Total Assets	$445,626	$419,214	$407,305

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$-0-	$-0-	$5,000
Accounts payable	78,318	43,660	50,839
Accrued liabilities	40,407	43,263	37,838
Provision for discontinued operations	240	1,343	2,543

Total current liabilities	118,965	88,266	96,220

Long-term debt	86,250	103,245	103,245
Other long-term liabilities	45,788	44,924	25,604
Provision for discontinued operations	39	-0-	-0-

Total liabilities	251,042	236,435	225,069

Contingent liabilities (see Note 9)
Shareholders’ Equity
Non-redeemable preferred stock	7,579	7,599	7,597
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
November 1, 2003 – 22,215,640/21,727,176;
February 1, 2003 – 22,221,566/21,733,102;
November 2, 2002 – 22,178,099/21,689,635	22,216	22,222	22,178
Additional paid-in capital	96,826	97,488	96,790
Retained earnings	115,416	103,779	89,844
Accumulated other comprehensive loss	(29,596)	(30,452)	(16,316)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	194,584	182,779	182,236

Total Liabilities and Shareholders’ Equity	$445,626	$419,214	$407,305

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings In Thousands, except per share amounts

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	$212,483	$213,157	$584,707	$578,592
Cost of sales	113,355	112,318	313,998	304,754
Selling and administrative expenses	82,426	82,197	243,350	232,089
Restructuring adjustment (gain)	-0-	-0-	(139)	-0-

Earnings from operations	16,702	18,642	27,498	41,749

Loss on early retirement of debt	-0-	-0-	2,581	-0-
Interest expense	1,590	2,236	6,162	6,315
Interest income	(80)	(74)	(471)	(559)

Total interest expense, net	1,510	2,162	5,691	5,756

Pretax earnings	15,192	16,480	19,226	35,993
Income taxes	5,780	6,373	7,368	13,721

Net Earnings	$9,412	$10,107	$11,858	$22,272

Basic earnings per common share	$.43	$.46	$.54	$1.01
Diluted earnings per common share	$.42	$.41	$.53	$.92

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Cash Flows
In Thousands

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

OPERATIONS:
Net earnings	$9,412	$10,107	$11,858	$22,272
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	5,550	5,131	16,189	14,086
Provision for losses on accounts receivable	37	(68)	329	(74)
Restructuring gain	-0-	-0-	(139)	-0-
Loss on retirement of debt	-0-	-0-	959	-0-
Other	387	235	1,059	783
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(4,189)	(7,744)	291	(4,666)
Inventories	7,521	2,289	(37,297)	(56,917)
Other current assets	(184)	(2,456)	(2)	(2,015)
Accounts payable	(4,283)	(27,901)	36,162	27,340
Other accrued liabilities	3,898	4,349	(2,858)	(6,160)
Other assets and liabilities	(1,541)	1,001	(24)	473

Net cash provided by (used in) operating activities	16,608	(15,057)	26,527	(4,878)

INVESTING ACTIVITIES:
Capital expenditures	(6,773)	(5,855)	(15,972)	(31,071)
Proceeds from asset sales	12	13	638	14

Net cash used in investing activities	(6,761)	(5,842)	(15,334)	(31,057)

FINANCING ACTIVITIES:
Stock repurchase	(1,367)	(3,131)	(1,398)	(4,044)
Increase (decrease) in bank overdrafts	2,528	(3,465)	(1,504)	(2,514)
Revolver borrowings, net	-0-	5,000	-0-	5,000
Dividends paid	(74)	(73)	(221)	(221)
Payments of capital leases	-0-	(1)	-0-	(1)
Payments of long-term debt	-0-	-0-	(103,245)	-0-
Long-term borrowings	-0-	-0-	86,250	-0-
Deferred note expenditures	-0-	-0-	(3,238)	-0-
Options exercised and shares issued in Employee Stock Purchase Plan	404	615	540	1,591

Net cash provided by (used in) financing activities	1,491	(1,055)	(22,816)	(189)

Net Cash Flow	11,338	(21,954)	(11,623)	(36,124)
Cash and cash equivalents at beginning of period	32,968	32,214	55,929	46,384

Cash and cash equivalents at end of period	$44,306	$10,260	$44,306	$10,260

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$586	$3,471	$6,109	$7,599
Income taxes	131	1,889	7,705	10,930

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Consolidated Subsidiaries
Consolidated Shareholders’ Equity In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	$36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares - Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							23,164

Balance February 1, 2003	7,599	22,222	97,488	(17,857)	103,779	(30,452)		182,779

Net earnings	-0-	-0-	-0-	-0-	11,858	-0-	11,858	11,858
Dividends paid	-0-	-0-	-0-	-0-	(221)	-0-	-0-	(221)
Exercise of options	-0-	16	165	-0-	-0-	-0-	-0-	181
Issue shares-Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax effect of exercise of stock options	-0-	-0-	45	-0-	-0-	-0-	-0-	45
Stock repurchases	-0-	(83)	(1,314)	-0-	-0-	-0-	-0-	(1,397)
Gain on foreign currency forward contracts (net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	856	856	856
Other	(20)	29	115	-0-	-0-	-0-	-0-	124

Comprehensive income*							$12,714

Balance November 1, 2003	$7,579	$22,216	$96,826	$(17,857)	$115,416	$(29,596)		$194,584

*Comprehensive income was $9.7 million for the third quarter ended November 1, 2003.

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

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at November 1, 2003 of 1,047 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments.

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

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by (used in) operating activities increased $3.5 million and $2.5 million in the three month and nine month periods ended November 2, 2002, respectively. Net cash provided by (used in) financing activities decreased $3.5 million and $2.5 million in the three month and nine month periods ended November 2, 2002, respectively. As a result, there was no change to net cash flow for the three and nine month periods ended November 2, 2002.

Cash and Cash Equivalents

Included in cash and cash equivalents at February 1, 2003 and November 1, 2003, are cash equivalents of $47.4 million and $32.9 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Property, Equipment and Capital Leases

Property, equipment and capital leases are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

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

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns. Wholesale revenue is recorded net of estimated returns when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales.

Cost of Sales

For the Company’s retail operations, the cost of sales includes actual product cost, the cost of transportation to the Company’s warehouses from suppliers and the cost of transportation from the Company’s warehouses to the stores. Additionally, the cost of our distribution facilities allocated to our retail operations is included in cost of sales.

For the Company’s wholesale operations, the cost of sales includes the actual product cost and the cost of transportation to the Company’s warehouses from suppliers.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.9 million, $2.0 million, $6.2 million and $4.4 million for the third quarter and first nine months of Fiscal 2004 and 2003, respectively.

Buying, Merchandising and Occupancy Costs

The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Shipping and Handling Costs

Shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses.

Preopening Costs

Costs associated with the opening of new stores are expensed as incurred.

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $15.1 million and $16.8 million for the first nine months of Fiscal 2004 and 2003, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheet included prepaid assets in the line item “Other Current Assets” for direct response advertising costs of $0.3 million and $1.4 million at November 1, 2003 and November 2, 2002, respectively.

Consideration to Resellers

The Company does not have any written buy-down programs with retailers but the Company has provided certain retailers with markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company estimates these allowances and provides for them as reductions to revenues at the time revenues are recorded. Markdowns are negotiated with retailers and changes are made to the estimates as agreements are reached. Actual amounts for markdowns have not differed materially from estimates.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative Advertising

Cooperative advertising funds are made available to all of the Company’s retail customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that retail customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million, $1.0 million, $2.1 million and $2.5 million for the third quarter and first nine months of Fiscal 2004 and 2003, respectively. During the first nine months of Fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances

From time to time the Company negotiates allowances from its vendors for markdowns taken. These allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of sales.

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million, $0.9 million, $1.6 million and $1.8 million for the third quarter and first nine months of fiscal 2004 and 2003, respectively. During the first nine months of fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements received were not in excess of the costs being reimbursed.

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

Other Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 1, 2003 consists of a $30.8 million minimum pension liability adjustment, net of tax, and a $1.2 million gain on foreign currency forward contracts, net of tax.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Derivative Instruments and Hedging Activities

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of Fiscal 2002. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. For the first nine months ended November 1, 2003, the Company recorded an unrealized gain on foreign currency forward contracts of $1.4 million in accumulated other comprehensive loss, before taxes.

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with Euro denominated inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts extending up to a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At February 1, 2003 and November 1, 2003, the Company had approximately $7.6 million and $12.7 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately two and one half months. The unrealized gain based on spot rates under these contracts at February 1, 2003 and November 1, 2003 was $0.2 million and $0.5 million, respectively. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Stock Incentive Plans

As of November 1, 2003, the Company had two fixed stock incentive plans and three restricted stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for the Company’s restricted stock incentive plans as the exercise price is greater than or equal to the market price as of the date of grant. The compensation cost that has been charged against income for its restricted plans was $0.5 million and $0.4 million for the first nine months of Fiscal 2004 and 2003, respectively. The compensation cost that has been charged against income for its directors’ restricted stock plan was $0.1 million for the first nine months of Fiscal 2004 and 2003. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by FASB Statement No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net earnings, as reported	$9,412	$10,107	$11,858	$22,272
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	108	108	324	273
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(682)	(543)	(1,737)	(1,629)

Pro forma net earnings	$8,838	$9,672	$10,445	$20,916

Earnings per share:
Basic - as reported	$.43	$.46	$.54	$1.01

Basic - pro forma	$.40	$.44	$.47	$.95

Diluted - as reported	$.42	$.41	$.53	$.92

Diluted - pro forma	$.40	$.39	$.46	$.87

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other New Accounting Principles

In November 2002, the Emerging Issues Task Force (“EITF”) issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased unless the cash consideration received from vendors represents a reimbursement of specific, incremental, identifiable costs incurred by the customer in selling the vendor’s products or services, in which case the reimbursement should be characterized as a reduction of that cost during the period that the cost is incurred. If the amount of consideration received from a vendor exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company adopted this statement effective beginning the first quarter of Fiscal 2004. The adoption did not have a material impact on its results of operations or financial condition because the Company has historically followed the provisions of EITF No. 02-16.

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

Note 3
Accounts Receivable

	November 1,	February 1,
In thousands	2003	2003

Trade accounts receivable	$18,100	$19,196
Miscellaneous receivables	3,302	2,650

Total receivables	21,402	21,846
Allowance for bad debts	(932)	(690)
Other allowances	(1,739)	(1,744)

Net Accounts Receivable	$18,731	$19,412

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as company specific factors. One customer accounted for 15% of the Company’s trade receivables balance as of November 1, 2003 and another customer accounted for 13% of the Company’s trade receivables balance as of November 1, 2003 and no other customer accounted for more than 6% of the Company’s trade receivables balance as of November 1, 2003.

Note 4
Inventories

	November 1,	February 1,
In thousands	2003	2003

Raw materials	$136	$662
Wholesale merchandise	26,677	37,387
Retail merchandise	179,105	130,573

Total Inventories	$205,918	$168,622

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Property, Equipment and Capital Leases, Net

	November 1,	February 1,
In thousands	2003	2003

Property and equipment:
Land	$4,856	$4,913
Buildings and building equipment	13,706	13,967
Machinery	46,339	41,712
Furniture and fixtures	45,203	42,364
Construction in progress	6,010	9,338
Improvements to leased property	103,916	99,011
Capital leases:
Buildings	37	37

Property, equipment and capital leases, at cost	220,067	211,342
Accumulated depreciation and amortization:
Property and equipment	(93,203)	(83,774)
Capital leases	(22)	(26)

Net Property, Equipment and Capital Leases	$126,842	$127,542

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Provision for Discontinued Operations and Restructuring Reserves

Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 2, 2002	$3,918	$3,306	$10	$7,234
Charges and adjustments, net	(2,485)	(3,567)	20	(6,032)

Balance February 1, 2003	1,433	(261)	30	1,202
Charges and adjustments, net	(1,418)	501	(6)	(923)

Balance November 1, 2003	15	240	24	279
Current portion	15	201	24	240

Total Noncurrent Provision for Discontinued Operations	$-0-	$39	$-0-	$39

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 2, 2002	$1,661	$2,504	$406	$4,571
Additional provision February 1, 2003	106	70	-0-	176
Charges and adjustments, net	(1,344)	354	(406)	(1,396)

Balance February 1, 2003	423	2,928	-0-	3,351
Excess provision August 2, 2003	(132)	(7)	-0-	(139)
Charges and adjustments, net	(224)	(493)	-0-	(717)

Balance November 1, 2003	67	2,428	-0-	2,495
Current portion (included in accrued liabilities)	67	666	-0-	733

Total Noncurrent Restructuring Reserves (included in other long-term liabilities)	$-0-	$1,762	$-0-	$1,762

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Long-Term Debt

	November 1,	February 1,
In thousands	2003	2003

5 1/2% convertible subordinated notes due April 2005	$-0-	$103,245
4 1/8% convertible subordinated debentures due June 2023	86,250	-0-

Total long-term debt	86,250	103,245
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$86,250	$103,245

Revolving Credit Agreement:

The Company has a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement expires July 16, 2004. Outstanding letters of credit at November 1, 2003 were $6.8 million; no loans were outstanding at that date.

Under the revolving credit agreement, the Company may borrow at the prime rate plus 0.425% or LIBOR plus 1.425%, which may be changed if the Company’s pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.575% per annum on $75.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures are limited to $36.0 million for Fiscal 2002, $38.0 million for Fiscal 2003 and $39.0 million for Fiscal 2004. The capital expenditure limits do not include the first $30.0 million of capital expenditures for the Company’s new distribution center. The Company was in compliance with the financial covenants contained in the revolving credit agreement at November 1, 2003.

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

Each holder of the Debentures may require the Company to purchase all or a portion of their Debentures on June 15, 2010, 2013 or 2028 at a price equal to the principal amount of the Debentures to be purchased, plus accrued and unpaid interest, contingent interest and liquidated damages, if any, to the purchase date. Each holder may also require the Company to repurchase all or a portion of such holder’s Debentures upon the occurrence of a change of control (as defined in the Debentures). The Company may choose to pay the change of control purchase price in cash or shares of our common stock or a combination of cash and shares.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 1, 2003			November 2, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$9,412			$10,107
Less: Preferred stock dividends	(74)			(73)

Basic EPS
Income available to common shareholders	9,338	21,751	$.43	10,034	21,785	$.46

Effect of Dilutive Securities
Options		266			229
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		968	4,906
Employees’ preferred stock(3)		64			65

Diluted EPS
Income available to common shareholders plus assumed conversions	$9,338	22,081	$.42	$11,002	26,985	$.41

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.1 million shares as of November 1, 2003.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 1, 2003			November 2, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$11,858			$22,272
Less: Preferred stock dividends	(221)			(221)

Basic EPS
Income available to common shareholders	11,637	21,750	$.54	22,051	21,858	$1.01

Effect of Dilutive Securities
Options		240			377
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		2,904	4,906
Employees’ preferred stock(3)		65			66

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,637	22,055	$.53	$24,955	27,207	$.92

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.1 million shares as of November 1, 2003.

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

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $4.3 million to $4.5 million, $4.0 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order.

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

The Company has completed further testing in response to MDEQ comments and expects to submit a revised Plan for MDEQ approval. The Company has not yet adopted a revised Plan, which when submitted will be subject to MDEQ comment. Management cannot reasonably estimate the range of costs associated with future remediation of the site or predict whether it will have a material effect on the Company’s financial condition or results of operations.

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
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings, Continued

Employment Matter

The Company is the defendant in John W. Bracewell III v. Genesco Inc., filed in July 2003 in the United States District Court for the Middle District of Tennessee by the former Vice President—Wholesale in the Johnston & Murphy division. The plaintiff, whose employment by the Company was terminated in January 2002 at the conclusion of the internal investigation of the events discussed below under the caption “SEC Matter,” alleges age discrimination in violation of the Age Discrimination in Employment Act and similar laws of the State of Tennessee and seeks reinstatement, back pay, front pay and other lost benefits, double compensatory damages and other remedies. The Company disputes the substantive allegations in the complaint and intends to defend the matter vigorously.

SEC Matter

The Company discovered, investigated, publicly announced and self-reported to the Securities and Exchange Commission in December 2001 certain accounting errors relating to the timing of certain shipments of Johnston & Murphy products. By letter dated March 4, 2003, the staff of the Commission advised the Company that it intended to recommend that the Commission institute a cease and desist proceeding against the Company under the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 in connection with the errors. The Company has cooperated with the Commission’s investigation and continues to cooperate while it seeks to resolve the matter. The Company believes the resolution of this matter will not have a material adverse impact on the Company.

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

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company allocates retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring adjustments, loss on early retirement of debt and other. Other includes professional fees relating to a proposed acquisition in Fiscal 2003 and severance charges.

Three Months Ended		Underground
November 1, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$121,602	$34,996	$38,760	$17,308	$102	$212,768
Intercompany sales	-0-	-0-	-0-	(285)	-0-	(285)

Net sales to external customers	121,602	34,996	38,760	17,023	102	212,483

Segment operating income (loss)	16,484	1,390	455	1,315	(2,942)	16,702
Other	-0-	-0-	-0-	-0-	-0-	-0-

Earnings from operations	16,484	1,390	455	1,315	(2,942)	16,702

Interest expense	-0-	-0-	-0-	-0-	(1,590)	(1,590)
Interest income	-0-	-0-	-0-	-0-	80	80

Earnings before income taxes	16,484	1,390	455	1,315	(4,452)	15,192

Total assets	165,221	61,532	64,210	20,935	133,728	445,626
Depreciation	2,497	825	680	32	1,516	5,550
Capital expenditures	4,203	1,576	196	-0-	798	6,773

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
November 2, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$113,777	$36,415	$40,363	$22,823	$76	$213,454
Intercompany sales	-0-	-0-	-0-	(297)	-0-	(297)

Net sales to external customers	113,777	36,415	40,363	22,526	76	213,157

Segment operating income (loss)	15,464	2,637	992	3,305	(3,578)	18,820
Other	-0-	-0-	-0-	-0-	(178)	(178)

Earnings from operations	15,464	2,637	992	3,305	(3,756)	18,642

Interest expense	-0-	-0-	-0-	-0-	(2,236)	(2,236)
Interest income	-0-	-0-	-0-	-0-	74	74

Earnings before income taxes	15,464	2,637	992	3,305	(5,918)	16,480

Total assets	160,122	56,894	68,786	28,622	92,881	407,305
Depreciation	2,349	786	789	35	1,172	5,131
Capital expenditures	2,696	974	749	-0-	1,436	5,855

Nine Months Ended		Underground
November 1, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$317,791	$100,291	$118,368	$48,948	$224	$585,622
Intercompany sales	-0-	-0-	-0-	(915)	-0-	(915)

Net sales to external customers	317,791	100,291	118,368	48,033	224	584,707

Segment operating income (loss)	28,758	3,181	2,429	3,605	(10,614)	27,359
Restructuring gain	-0-	-0-	-0-	-0-	139	139

Earnings from operations	28,758	3,181	2,429	3,605	(10,475)	27,498

Interest expense	-0-	-0-	-0-	-0-	(6,162)	(6,162)
Interest income	-0-	-0-	-0-	-0-	471	471
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings before income taxes	28,758	3,181	2,429	3,605	(18,747)	19,226

Total assets	165,221	61,532	64,210	20,935	133,728	445,626
Depreciation	7,376	2,454	1,968	99	4,292	16,189
Capital expenditures	9,046	3,868	1,147	9	1,902	15,972

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Nine Months Ended		Underground
November 2, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$296,932	$99,797	$122,269	$61,215	$76	$580,289
Intercompany sales	-0-	-0-	-0-	(1,697)	-0-	(1,697)

Net sales to external customers	296,932	99,797	122,269	59,518	76	578,592

Segment operating income (loss)	31,164	6,440	6,464	7,417	(9,105)	42,380
Other	-0-	-0-	-0-	-0-	(631)	(631)

Earnings from operations	31,164	6,440	6,464	7,417	(9,736)	41,749

Interest expense	-0-	-0-	-0-	-0-	(6,315)	(6,315)
Interest income	-0-	-0-	-0-	-0-	559	559

Earnings before income taxes	31,164	6,440	6,464	7,417	(15,492)	35,993

Total assets	160,122	56,894	68,786	28,622	92,881	407,305
Depreciation	6,688	2,296	2,335	104	2,663	14,086
Capital expenditures	12,006	2,264	1,696	9	15,096	31,071

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include all statements not made solely with respect to historical fact and those regarding our intent, belief or expectations. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity and capital resources. These factors (some of which are beyond the Company’s control) include:

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

Significant Developments

4 1/8% Convertible Subordinated Debentures

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% convertible subordinated debentures due June 15, 2023. During the second quarter ended August 2, 2003, the Company used the net proceeds of $83 million and approximately $23 million in additional cash to repay all of the Company’s 5 1/2% convertible subordinated notes due 2005, including accrued interest payable and expenses incurred in connection therewith resulting in a loss on early retirement of debt of $2.6 million ($1.6 million redemption premium and $1.0 million write-off of unamortized deferred note expense) reflected in the Company’s second quarter results. See Note 7 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies

Inventory Valuation

As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or market.

In its wholesale operations, cost is determined using the first-in, first-out (FIFO) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

In its retail operations, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at November 1, 2003.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.2 million reflected in the first nine months of Fiscal 2004, $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. For Fiscal 2003, the Company estimated that the pension plan assets would generate a long-term rate of return of 8.5%. This rate is developed by evaluating input from consultants and economists as well as long-term inflation assumptions. The Company regularly reviews the actual asset allocation and periodically rebalances investments as considered appropriate. For Fiscal 2003, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million. The Company has reduced its long-term rate of return from 8.5% to 8.25% for Fiscal 2004.

Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 6.625%, 7.375% and 7.875% for Fiscal 2003, 2002 and 2001, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. For Fiscal 2003, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.9 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.9 million. In addition, if the discount rate had been increased by 0.5%, the accumulated benefit obligation would have decreased by $5.2 million. If the discount rate had been decreased by 0.5%, the accumulated benefit obligation would have been increased by $5.7 million.

Amortization of Gains and Losses – The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. For Fiscal 2003, the Company had unrecognized actuarial losses of $54 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently seven (7) years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

The Company recognized expense for its defined benefit pension plans of $1.3 million, $1.1 million and $0.3 million in Fiscal 2003, 2002 and 2001, respectively. Our pension expense is expected to increase in Fiscal 2004 by approximately $3.0 million for a number of reasons, including a reduction in the long-term rate of return assumption from 8.5% to 8.25% and the recognition of approximately $3.0 million of actuarial losses. Because of actuarial losses, pension expense is expected to increase approximately an additional $1.0 million in Fiscal 2005 exclusive of any impact from changes in interest rates or pension asset returns.

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

Results of Operations – Third Quarter Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the third quarter ended November 1, 2003 decreased 0.3% to $212.5 million from $213.2 million in the third quarter ended November 2, 2002. Gross margin decreased 1.7% to $99.1 million in the third quarter this year from $100.8 million in the same period last year, and decreased as a percentage of net sales from 47.3% to 46.7%. Selling and administrative expenses in the third quarter this year increased 0.3% from the third quarter last year and increased as a percentage of net sales from 38.6% to 38.8%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Selling and administrative expenses were increased by approximately $0.8 million in the third quarter this year due to increased pension expense. Selling and administrative expenses were decreased by approximately $2.4 million in the third quarter this year due to decreased bonus accruals. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the third quarter ended November 1, 2003 were $15.2 million compared to $16.5 million for the third quarter ended November 2, 2002.

Net earnings for the third quarter ended November 1, 2003 were $9.4 million ($0.42 diluted earnings per share) compared to $10.1 million ($0.41 diluted earnings per share) for the third quarter ended November 2, 2002. The shares used for the diluted earnings per share calculation last year included 4.9 million shares related to the conversion of the 5 1/2% Convertible Subordinated Notes. In addition, last year’s net earnings for the earnings per share calculation were increased $1.0 million for the interest add-back related to the 5 1/2% Convertible Subordinated Notes. See Note 8 to the Consolidated Financial Statements for a comparison of the earnings per share calculation. The Company recorded an effective income tax rate of 38.0% in the third quarter this year compared to 38.7% in the same period last year.

Journeys

	Three Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$121,602	$113,777	6.9%
Operating income	$16,484	$15,464	6.6%
Operating margin	13.6%	13.6%

Reflecting primarily a 9% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 1% decrease in comparable store sales, net sales from Journeys increased 6.9% for the third quarter ended November 1, 2003 compared to the same period last year. The average price per pair of shoes decreased 9% in the third quarter of Fiscal 2004 compared to the third quarter last year, reflecting changes in customers’ fashion preferences to relatively lower-priced product and other changes in product mix, while footwear unit sales increased 14% during the same period. Journeys operated 658 stores at the end of the third quarter of Fiscal 2004, including 40 Journeys Kidz stores, compared to 601 stores at the end of the third quarter last year, including 34 Journeys Kidz stores.

Journeys operating income for the third quarter ended November 1, 2003 was up 6.6% to $16.5 million compared to $15.5 million for the third quarter ended November 2, 2002. The increase was due to increased net sales and decreased expenses as a percentage of net sales. The lower expenses as a percent of sales were offset by lower gross margin as a percent of sales due to higher markdowns.

Underground Station/Jarman Group

	Three Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$34,996	$36,415	(3.9)%
Operating income	$1,390	$2,637	(47.3)%
Operating margin	4.0%	7.2%

Reflecting primarily a 9% decrease in comparable store sales offset by a 4% increase in average stores operated, net sales from the Underground Station/Jarman Group decreased 3.9% for the third quarter ended November 1, 2003 compared to the same period past year. Comparable store sales were down 7% for the Underground Station stores and down 11% for the Jarman stores. Because of the Company’s strategic decision to focus on the growth of the Underground Station concept, management is considering the accelerated closing of certain Jarman stores. The average price per pair of shoes in the Underground Station/Jarman Group decreased 9% in the third quarter of Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 4% during the same period. Underground Station/Jarman Group operated 237 stores at the end of the third quarter of Fiscal 2004, including 132 Underground Station stores. The Underground Station/Jarman Group had operated 228 stores at the end of the third quarter last year, including 108 Underground Station stores.

Underground Station/Jarman Group operating income for the third quarter ended November 1, 2003 was down 47.3% to $1.4 million compared to $2.6 million for the third quarter ended November 2, 2002. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales. Actual dollar amounts of expense were flat due to lower bonus accruals when compared to last year, offsetting increased store occupancy expenses from increased stores in operation.

Johnston & Murphy

	Three Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$38,760	$40,363	(4.0)%
Operating income	$455	$992	(54.1)%
Operating margin	1.2%	2.5%

Johnston & Murphy net sales decreased 4.0% to $38.8 million for the third quarter ended November 1, 2003 from $40.4 million for the third quarter ended November 2, 2002, reflecting primarily a 17% decrease in Johnston & Murphy wholesale sales offset by a 1% increase in comparable store sales for Johnston & Murphy retail operations, as well as a 1% increase in average stores operated. The Company expects the decline in wholesale sales to continue into the second quarter next year due to the Company’s strategic decision to reduce sales to certain customers whose locations the Company believes cannot support a full priced Johnston & Murphy product offering. The average price per pair of shoes for Johnston & Murphy retail decreased 2% in the third quarter this year, primarily due to changes in product mix, while footwear unit sales increased 3% during the same period. Average price per pair of shoes in the full-service retail shops increased 6%; average price per pair of shoes in factory stores decreased 8%. Retail operations accounted for 71.7% of Johnston & Murphy segment sales in the third quarter this year, up from 67.4% in the third quarter last year. Unit sales for the Johnston & Murphy wholesale business decreased 20% in the third quarter of Fiscal 2004 while the average price per pair of shoes increased 7% for the same period, primarily due to changes in product mix and less promotional sales. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2004 included 152 Johnston & Murphy stores and factory stores compared to 151 Johnston & Murphy stores and factory stores at the end of the third quarter of Fiscal 2003.

Johnston & Murphy operating income for the third quarter ended November 1, 2003 decreased 54.1% to $0.5 million compared to $1.0 million for the same period last year, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting increased cost of products related to changes in the dollar-euro exchange rate, and to increased expenses as a percentage of net sales.

Dockers Footwear

	Three Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$17,023	$22,526	(24.4)%
Operating income	$1,315	$3,305	(60.2)%
Operating margin	7.7%	14.7%

Dockers Footwear’s net sales decreased 24.4% to $17.0 million for the third quarter ended November 1, 2003, from $22.5 million for the third quarter ended November 2, 2002. Factors reflected in the sales decline included retailers’ reducing orders in response to the economic environment, fewer close out shipments from last year and a decline in sales in certain accounts reflecting strategic decisions to change their product offering to include more private label goods. Unit sales for Dockers Footwear decreased 18% for the third quarter this year and the average price per pair of shoes decreased 9% for the same period, reflecting changes in sales mix.

Dockers Footwear’s operating income decreased 60.2% from $3.3 million for the third quarter ended November 2, 2002 to $1.3 million for the third quarter ended November 1, 2003, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in sales mix, and to increased expenses as a percentage of net sales.

Corporate and Interest Expenses

Corporate and other expenses for the third quarter ended November 1, 2003 were $2.9 million compared to $3.8 million for the third quarter ended November 2, 2002. Corporate and other expenses in the third quarter last year included charges of $0.2 million, primarily severance charges. Excluding the listed items from Fiscal 2003, corporate and other expenses were $2.9 million in the third quarter this year versus $3.6 million in the third quarter last year, a decrease of 17.8%, attributable primarily to decreased bonus accruals, including performance-related bonus compensation.

Interest expense decreased 28.9% from $2.2 million in the third quarter ended November 2, 2002 to $1.6 million for the third quarter ended November 1, 2003, primarily due to the decrease in interest rates on the Company’s long-term debt from 5 1/2% on $103 million borrowings to 4 1/8% on $86 million borrowings.

Interest income increased 8.1% from $74,000 in the third quarter last year to $80,000 in the third quarter this year, reflecting increased short-term investments. There were no borrowings under the Company’s revolving credit facility during the three months ended November 1, 2003. Borrowings under the Company’s revolving credit facility during the three months ended November 2, 2002 averaged $0.2 million.

Results of Operations – Nine Months Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the nine months ended November 1, 2003 increased 1.1% to $584.7 million from $578.6 million in the nine months ended November 2, 2002. Gross margin decreased 1.1% to $270.7 million in the first nine months this year from $273.8 million in the same period last year and decreased as a percentage of net sales from 47.3% to 46.3%. Selling and administrative expenses in the first nine months this year increased 4.9% from the first nine months last year and increased as a percentage of net sales from 40.1% to 41.6%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Selling and administrative expenses were increased by approximately $2.1 million in the first nine months this year due to increased pension expense. Selling and administrative expenses were decreased by approximately

$2.8 million in the first nine months this year due to decreased bonus accruals. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the nine months ended November 1, 2003 were $19.2 million compared to $36.0 million for the nine months ended November 2, 2002. Pretax earnings for the nine months ended November 1, 2003 included a $2.6 million loss for the early retirement of debt.

Net earnings for the nine months ended November 1, 2003 were $11.9 million ($0.53 diluted earnings per share) compared to $22.3 million ($0.92 diluted earnings per share) for the nine months ended November 2, 2002. The shares used for the diluted earnings per share calculation last year included 4.9 million shares related to the conversion of the 5 1/2% Convertible Subordinated Notes. In addition, last year’s net earnings for the earnings per share calculation were increased $2.9 million for the interest add-back related to the 5 1/2% Convertible Subordinated Notes. See Note 8 to the Consolidated Financial Statements for a comparison of the earnings per share calculation. The Company recorded an effective income tax rate of 38.3% in the first nine months this year compared to 38.1% for the first nine months last year. Last year’s rate reflects $0.1 million of favorable adjustments to previous years’ tax expense. Without the adjustments, last year’s rate would have been 38.4% for the first nine months.

Journeys

	Nine Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$317,791	$296,932	7.0%
Operating income	$28,758	$31,164	(7.7)%
Operating margin	9.0%	10.5%

Net sales from Journeys increased 7.0% for the nine months ended November 1, 2003 compared to the same period last year. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) offset by a 1% decrease in comparable store sales. Footwear unit sales increased 11% in the first nine months of Fiscal 2004 primarily reflecting the increase in average stores operated, offset by a 6% decline in the average price per pair of shoes, reflecting increased markdowns and changes in product mix.

Journeys’ operating income for the first nine months of Fiscal 2004 decreased 7.7% to $28.8 million compared to $31.2 million for the first nine months ended last year. The decrease was due to decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.

Underground Station/Jarman Group

	Nine Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$100,291	$99,797	0.5%
Operating income	$3,181	$6,440	(50.6)%
Operating margin	3.2%	6.5%

Reflecting primarily a 3% increase in average stores operated, net sales from the Underground Station/Jarman Group increased 0.5% for the first nine months of Fiscal 2004 compared to the same period last year. Comparable store sales were down 5% for the Underground Station/Jarman Group, but comparable store sales for Underground Station were up 2%. Because of the Company’s strategic decision to focus on the growth of the Underground Station concept, management is considering the accelerated closing of certain Jarman stores. The average price per pair of shoes decreased 7% in the first nine months of Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 5% during the same period.

Underground Station/Jarman Group operating income for the first nine months of Fiscal 2004 was down 50.6% to $3.2 million compared to $6.4 million for the same period last year. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales. Lower bonus accruals have been more than offset by higher store occupancy costs.

Johnston & Murphy

	Nine Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$118,368	$122,269	(3.2)%
Operating income	$2,429	$6,464	(62.4)%
Operating margin	2.1%	5.3%

Johnston & Murphy net sales decreased 3.2% to $118.4 million for the first nine months of Fiscal 2004 from $122.3 million for the first nine months of last year, reflecting primarily a 10% decrease in Johnston & Murphy wholesale sales. Comparable store sales for Johnston & Murphy retail operations decreased 2% for the first nine months this year compared to last year, while average stores operated increased 2%. The average price per pair of shoes for Johnston & Murphy retail decreased 3% in the first nine months this year, primarily due to increased markdowns and changes in product mix, while footwear unit sales increased 2% during the same period. Average price per pair of shoes in the full-service retail shops increased 2%; average price per pair of shoes in factory stores decreased 11%. Retail operations accounted for 71.1% of Johnston & Murphy segment sales in the first nine months this year, up from 68.7% in the first nine months last year. Unit sales for the Johnston & Murphy wholesale business decreased 11% in the first nine months of Fiscal 2004, while the average price per pair of shoes increased 3% for the same period, reflecting primarily mix changes.

Johnston & Murphy operating income for the nine months ended November 1, 2003 decreased 62.4% to $2.4 million compared to $6.5 million for the same period last year, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of product related to changes in the euro-dollar exchange rate, and to slightly increased expenses as a percentage of net sales.

Dockers Footwear

	Nine Months Ended

	November 1,	November 2,	%
	2003	2002	Change

	(dollars in thousands)
Net sales	$48,033	$59,518	(19.3)%
Operating income	$3,605	$7,417	(51.4)%
Operating margin	7.5%	12.5%

Dockers Footwear’s net sales decreased 19.3% to $48.0 million for the first nine months of Fiscal 2004 from $59.5 million for the first nine months last fiscal year. Factors reflected in the sales decline included retailers’ reducing orders in response to the economic environment, fewer close out shipments than last year, a decline in sales in certain accounts reflecting strategic decisions to change their product offering to include more private label goods and lower than expected sell-throughs in one of Dockers Footwear’s product lines in the first half of this year. Unit sales for Dockers Footwear decreased 16% for the first nine months this year and the average price per pair of shoes decreased 5% for the same period, reflecting changes in sales mix.

Dockers Footwear’s operating income for the nine months ended November 1, 2003 decreased 51.4% from $7.4 million for the first nine months ended November 2, 2002 to $3.6 million, primarily due to lower net sales, decreased gross margin as a percentage of net sales and increased expenses as a percentage of net sales.

Corporate and Interest Expenses

Corporate and other expenses for the nine months ended November 1, 2003 were $13.1 million compared to $9.7 million for the nine months ended November 2, 2002. This year’s corporate and other expenses included charges of $2.6 million on the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005 offset by a $0.1 million adjustment to a previous restructuring charge. Corporate and other expenses for the first nine months last year included charges of $0.6 million, primarily professional fees relating to consideration of a possible strategic acquisition and severance charges. Excluding the listed items from both periods, corporate and other expenses were $10.6 million in the first nine months this year versus $9.1 million in the first nine months last year, an increase of 16.6%. The increase is attributable primarily to increased expenses related to the Company’s new distribution center, which began limited operations in the second quarter of Fiscal 2003, partially offset by lower bonus accruals.

Interest expense decreased 2.4% from $6.3 million for the nine months ended November 2, 2002 to $6.2 million for the nine months ended November 1, 2003, due to the decrease in interest rates on the Company’s long-term debt from 5 1/2% on $103 million borrowings to 4 1/8% on $86 million borrowings. There were no borrowings under the Company’s revolving credit facility during the nine months ended November 1, 2003. Borrowings under the Company’s revolving credit facility during the nine months ended November 2, 2002 averaged $0.1 million.

Interest income decreased 15.7% from $0.6 million in the first nine months last year to $0.5 million in the first nine months this year due to decreases in interest rates which more than offset interest on the cash proceeds of the convertible subordinated debenture offering during the 30-day call period in the second quarter this year for the convertible subordinated notes.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	November 1,	November 2,
	2003	2002

	(dollars in millions)

Cash and cash equivalents	$44.3	$10.3
Working capital	$175.4	$167.5
Long-term debt	$86.3	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by (used in) operating activities increased $3.5 million and $2.5 million in the three month and nine month periods ended November 2, 2002, respectively. Net cash provided by (used in) financing activities decreased $3.5 million and $2.5 million in the three month and nine month periods ended November 2, 2002, respectively. As a result, there was no change to net cash flow for the three and nine month periods ended November 2, 2002.

Cash provided by operating activities was $26.5 million in the first nine months of Fiscal 2004 compared to cash used in operations of $4.9 million in the first nine months of Fiscal 2003. The $31.4 million increase in cash flow from operating activities reflects primarily an increase in cash flow from changes in inventory and accounts receivable of $19.6 million and $4.4 million, respectively and an $8.8 million increase in cash flow from changes in accounts payable primarily due to changes in buying patterns. The $19.6 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a bigger reduction in the wholesale inventory as the Company tried to align its inventories more closely with sales growth. The $4.4 million improvement in cash flow from accounts receivable was due to the lower wholesale sales.

The $37.3 million increase in inventories at November 1, 2003 from February 1, 2003 levels reflects primarily seasonal increases in retail inventory and inventory purchased to support the net increase of 56 stores in the first nine months this year, offset by decreases in wholesale inventory.

Accounts receivable at November 1, 2003 decreased $0.3 million compared to February 1, 2003, primarily due to decreased wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities is as follows:

	Nine Months Ended

	November 1,	November 2,
	2003	2002

	(in thousands)
Accounts payable	$36,162	$27,340
Accrued liabilities	(2,858)	(6,160)

	$33,304	$21,180

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in cash used for changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to higher incentive compensation payments, higher payments associated with the new distribution center and higher payments associated with prior restructurings and discontinued operations in the prior year.

There were no revolving credit borrowings during the first nine months ended November 1, 2003 compared to average borrowings of $0.1 million for the first nine months ended November 2, 2002, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures during Fiscal 2004. The Company has a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75.0 million. The agreement expires July 16, 2004.

Capital Expenditures

Total capital expenditures in Fiscal 2004 are expected to be approximately $22.4 million. These include expected retail capital expenditures of $18.9 million to open approximately 50 Journeys stores, 5 Journeys Kidz stores, 7 Johnston & Murphy stores and factory stores and 19 Underground Station stores and to complete 27 major store renovations, including nine conversions of Jarman stores to Underground Station stores. Capital expenditures in Fiscal 2004 for wholesale operations and other purposes are expected to be approximately $3.5 million, including approximately $1.5 million for new systems to improve customer service.

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

In August 2002, the Company’s board of directors authorized the repurchase, from time to time, of up to 300,000 shares of the Company’s common stock. There are 431,800 shares remaining to be repurchased under this and prior authorizations as of November 1, 2003. Any purchases would be funded from available cash. The Company has repurchased a total of 7.1 million shares at a cost of $70.8 million under a series of authorizations since Fiscal 1999. The Company repurchased 83,300 shares during the first nine months this year at a cost of $1.4 million.

There were $6.8 million of letters of credit outstanding under the revolving credit agreement at November 1, 2003, leaving availability under the revolving credit agreement of $68.2 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at November 1, 2003.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At November 1, 2003, $39.5 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.2 million reflected in the first nine months of Fiscal 2004, $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at November 1, 2003. As a result, the Company considers the interest rate market risk implicit in these investments at November 1, 2003 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At November 1, 2003, the Company had $12.7 million of forward foreign exchange contracts for Euro. The unrealized gain on contracts outstanding at November 1, 2003 was $0.5 million based on current spot rates. As of November 1, 2003, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.9 million.

Because of the rapid appreciation in the value of the Euro relative to the dollar and the limitations of the Company’s foreign currency hedging policy, the Company anticipates that product costs in the Johnston & Murphy division will increase in Fiscal 2004 as compared to the previous year. Based on anticipated demand for the year and assuming an average exchange rate for the year near levels for the first nine months, the Company estimates these increases will have an adverse effect on its pretax earnings for the year in the range of $5.1 to $6.1 million. However, the effect could vary significantly if demand varies from expectations or exchange rates fluctuate.

Accounts Receivable – The Company’s accounts receivable balance at November 1, 2003 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for $2.7 million, or 15% and another customer accounted for $2.3 million, or 13% of the Company’s trade accounts receivable balance as of November 1, 2003. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends, company specific information and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company specific information.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at November 1, 2003, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2004 would not be material. However, fluctuations in foreign currency exchange rates could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005.

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

Reports on Form 8-K

On August 21, 2003, the Company furnished to the SEC a Current Report on Form 8-K (Items 7, 9 and 12) which contained its press release announcing the Company’s second quarter earnings results.

On September 23, 2003, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) containing Regulation FD disclosures.

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
December 16, 2003