Form 10-K/A
period 2003-02-01
GENESCO INC
filed 2003-12-23
CIK 18498

Form 10-K/A
(Mark One)	(Amendment No. 1)
☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended February 1, 2003

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

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

*	These items have not been amended and are included herein for convenience of reference only.

**	These items have been amended and restated in their entirety.

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

Hal N. Pennington, 65, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 41 year tenure with Genesco. He was vice president — wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He has responsibility for operational support functions including human resources and information systems, in addition to oversight of the Company’s operating divisions. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002.

James S. Gulmi, 57, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996.

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

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.7 million at February 1, 2003.

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

Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. For Fiscal 2003, the Company estimated that the pension plan assets would generate a long-term rate of return of 8.5%. This rate is developed by evaluating input from consultants and economists as well as long-term inflation assumptions. The Company regularly reviews the actual asset allocation and periodically rebalances investments as considered appropriate. For Fiscal 2003, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million. The Company will reduce its long-term rate of return from 8.5% to 8.25% for Fiscal 2004.

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

Results of Operations –Fiscal 2003 Compared to Fiscal 2002

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

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by operating activities decreased $5.4 million and $2.9 million in Fiscal 2003 and 2002, respectively, and increased $3.9 million in Fiscal 2001. Net cash provided by (used in) financing activities increased $5.4 million and $2.9 million in Fiscal 2003 and 2002, respectively, and decreased $3.9 million in Fiscal 2001. As a result of this reclassification, there was no change to net cash flow for Fiscal 2003, 2002 or 2001.

Cash provided by operating activities was $42.5 million in Fiscal 2003 compared to $25.0 million in Fiscal 2002, primarily due to changes in accounts payable levels offset by an increase in inventories. Tax payments were also $1.7 million lower in Fiscal 2003 than in Fiscal 2002. Accounts payable grew by $26.5 million more in Fiscal 2003 than in Fiscal 2002. This increased rate of growth is primarily due to timing changes in buying patterns and increased seasonal purchases, reflecting the growth in the Company’s retail businesses by 83 stores for the year. Inventories grew by $16.8 million more in Fiscal 2003 than in Fiscal 2002, offsetting some of the increase in cash provided by operating activities attributable to the accounts payable increase. The $25.8 million increase in inventories at February 1, 2003 from February 2, 2002 levels reflects increases in retail inventories to support seasonal growth and the net increase of 83 stores in Fiscal 2003, and an increase in Johnston & Murphy inventories due to lower than expected sales for Fiscal 2003.

Accounts receivable at February 1, 2003 decreased $0.4 million compared to February 2, 2002, primarily due to shorter payment terms given to customers of the Company’s wholesale operations.

Cash provided by operating activities was $25.0 million in Fiscal 2002 compared to $40.0 million in Fiscal 2001. The $15.0 million decrease in cash flow from operating activities reflects primarily an $8.9 million increase in inventories for Fiscal 2002 compared to Fiscal 2001 primarily due to new store openings and to decreased accrued liabilities of $16.7 million primarily due to payments of incentive compensation accruals and an $8.4 million increase in taxes paid, offset by increased earnings of $7.5 million in Fiscal 2002 and a $3.5 million decrease in accounts receivable due to decreased wholesale sales. The $8.9 million increase in inventories at February 2, 2002 from February 3, 2001 levels reflects increases in retail inventories to support the net increase of 129 stores in Fiscal 2002.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended

	2003	2002	2001

	(in thousands)
Accounts payable	$12,142	$(14,382)	$8,578
Accrued liabilities	(3,230)	(16,733)	10,468

	$8,912	$(31,115)	$19,046

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

The following tables set forth aggregate contractual obligations and commitments as of February 1, 2003.

	Payments Due by Period

		Less than	1-3	4-5	After 5
(in thousands)	Total	1 year	years	years	years

Significant Contractual Cash Obligations
Long-Term Debt	$103,245	$-0-	$103,245	$-0-	$-0-
Capital Lease Obligations	26	1	2	2	21
Operating Leases	475,967	67,253	132,703	119,174	156,837

Total Significant Contractual Cash Obligations	$579,238	$67,254	$235,950	$119,176	$156,858

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1-3	4-5	Over 5
(in thousands)	Committed	1 year	years	years	years

Commercial Commitments
Letters of Credit	$6,351	$6,351	$-0-	$-0-	$-0-

Total Commercial Commitments	$6,351	$6,351	$-0-	$-0-	$-0-

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

In April 2001, the Emerging Issues Task Force (“EITF”) issued Consensus No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” This EITF was superseded and codified by EITF Consensus No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The new pronouncement requires that vendor monies given to customer resellers as a sales incentive (such as vendor rebates), or for slotting fees, or for advertising should be reflected as a reduction of revenue, unless (1) the vendor receives an identifiable benefit (goods or services), where that benefit is sufficiently separable from the recipient’s purchase of the vendor’s products such that the vendor could have entered into an exchange transaction with a party other than the purchaser of its products or services in order to receive that benefit; and (2) the vendor can reasonably estimate the fair value of the benefit identified under condition. If the amount of consideration paid by a vendor exceeds the estimated fair value of the benefit received, that excess amount should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company has reclassified $0.7 million and $0.8 million from selling and administrative expenses to a reduction of net sales for Fiscal 2002 and 2001, respectively, to reflect the change in accounting for point of sale and fixturing given to wholesale customers.

In November 2002, the EITF issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased unless the cash consideration received from vendors represents a reimbursement of specific, incremental, identifiable costs incurred by the customer in selling the vendor’s products or services, in which case the reimbursement should be characterized as a reduction of that cost during the period that the cost in incurred. If the amount of consideration received from a vendor exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. This statement is effective beginning the first quarter of Fiscal 2004. The Company does not expect this statement to have a material impact on its results of operations or financial condition, because the Company has historically followed the provisions of EITF No. 02-16.

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

/s/PricewaterhouseCoopers LLP
Knoxville, Tennessee
February 27, 2001

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Balance Sheet
In Thousands

	As of Fiscal Year End

	2003	2002

Assets
Current Assets
Cash and cash equivalents	$55,929	$46,384
Accounts receivable	19,412	19,857
Inventories	168,622	142,856
Deferred income taxes	11,909	15,061
Other current assets	13,559	12,717

Total current assets	269,431	236,875

Plant, equipment and capital leases	127,542	112,550
Deferred income taxes	17,787	8,611
Other noncurrent assets	4,454	5,019
Plant and equipment of discontinued operations	-0-	499

Total Assets	$419,214	$363,554

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$86,923	$67,497
Provision for discontinued operations	1,343	6,729

Total current liabilities	88,266	74,226

Long-term debt	103,245	103,245
Other long-term liabilities	44,924	24,391
Provision for discontinued operations	-0-	505

Total liabilities	236,435	202,367

Commitments and contingent liabilities (see Notes 10 and 16)
Shareholders’ Equity
Non-redeemable preferred stock	7,599	7,634
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued: 2003 - 22,221,566; 2002 - 22,330,914	22,222	22,331
Additional paid-in capital	97,488	98,622
Retained earnings	103,779	67,793
Accumulated other comprehensive loss	(30,452)	(17,336)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	182,779	161,187

Total Liabilities and Shareholders’ Equity	$419,214	$363,554

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
In Thousands, except per share amounts

	Fiscal Year

	2003	2002	2001

Net sales	$828,307	$746,157	$679,337
Cost of sales	438,231	397,212	357,653
Selling and administrative expenses	320,833	280,712	258,064
Restructuring and other charges, net	2,549	4,805	3,433

Earnings from operations	66,694	63,428	60,187

Interest expense	8,544	8,698	8,618
Interest income	(674)	(1,134)	(1,418)

Total interest expense, net	7,870	7,564	7,200

Earnings before income taxes from continuing operations	58,824	55,864	52,987
Income taxes	22,379	17,541	20,156

Earnings from continuing operations	36,445	38,323	32,831
Discontinued operations:
Operating loss	-0-	-0-	(226)
Provision for future losses	(165)	(1,253)	(3,007)

Net Earnings	$36,280	$37,070	$29,598

Basic earnings per common share:
Continuing operations	$1.66	$1.74	$1.51
Discontinued operations	$(.01)	$(.06)	$(.15)
Net earnings	$1.65	$1.68	$1.36
Diluted earnings per common share:
Continuing operations	$1.47	$1.54	$1.35
Discontinued operations	$0.00	$(.05)	$(.12)
Net earnings	$1.47	$1.49	$1.23

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Cash Flows
In Thousands

	Fiscal Year

	2003	2002	2001

OPERATIONS:
Net earnings	$36,280	$37,070	$29,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,314	16,239	13,200
Deferred income taxes	2,362	6,071	351
Provision for losses on accounts receivable	55	(263)	457
Impairment of long-lived assets	2,373	1,010	-0-
Restructuring charge	176	4,117	4,433
Provision for discontinued operations	267	2,008	4,854
Other	1,088	1,039	467
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	390	3,515	(3,093)
Inventories	(25,766)	(8,941)	(25,772)
Other current assets	(1,127)	(1,911)	(1,925)
Accounts payable and accrued liabilities	8,912	(31,115)	19,046
Other assets and liabilities	(1,809)	(3,836)	(1,620)

Net cash provided by operating activities	42,515	25,003	39,996

INVESTING ACTIVITIES:
Capital expenditures	(36,276)	(43,723)	(34,735)
Proceeds from businesses divested and asset sales	93	436	3,694

Net cash used in investing activities	(36,183)	(43,287)	(31,041)

FINANCING ACTIVITIES:
Payments on capital leases	(1)	(1)	(6)
Stock repurchases	(4,044)	(4,826)	(8,778)
Increase (decrease) in overdraft balances	5,405	2,903	(3,943)
Dividends paid	(294)	(294)	(298)
Options exercised and shares issued in employee stock purchase plan	2,147	6,890	6,592
Deferred note expenditures	-0-	(386)	-0-

Net cash provided by (used in) financing activities	3,213	4,286	(6,433)

Net Cash Flow	9,545	(13,998)	2,522
Cash and cash equivalents at beginning of year	46,384	60,382	57,860

Cash and cash equivalents at end of year	$55,929	$46,384	$60,382

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$8,231	$8,156	$8,043
Income taxes	16,013	17,749	9,398

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

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by operating activities decreased $5.4 million and $2.9 million in Fiscal 2003 and 2002, respectively, and increased $3.9 million in Fiscal 2001. Net cash provided by (used in) financing activities increased $5.4 million and $2.9 million in Fiscal 2003 and 2002, respectively, and decreased $3.9 million in Fiscal 2001. As a result of this reclassification, there was no change to net cash flow for Fiscal 2003, 2002 or 2001.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at February 1, 2003 and February 2, 2002 are:

Fair Values

In thousands		2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term Debt	$103,245	$107,175	$103,245	$128,344

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $6.4 million, $3.9 million and $3.7 million for Fiscal 2003, 2002 and 2001, respectively.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $22.6 million, $21.5 million and $23.0 million for Fiscal 2003, 2002 and 2001, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheet included prepaid assets in the line item “Other Current Assets” for direct response advertising costs of $0.8 million and $1.0 million at February 1, 2003 and February 2, 2002, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.5 million, $3.6 million and $2.9 million in Fiscal 2003, 2002 and 2001, respectively. During Fiscal 2003, 2002 and 2001, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances

From time to time the Company negotiates allowances from its vendors for markdowns taken. These allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of cost of sales.

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.5 million, $2.3 million and $1.2 million for Fiscal 2003, 2002 and 2001, respectively. During the Fiscal 2003, 2002 and 2001, the Company’s cooperative advertising reimbursements received were not in excess of the costs being reimbursed.

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

In April 2001, the Emerging Issues Task Force (“EITF”) issued Consensus No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” This EITF was superseded and codified by EITF Consensus No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The new pronouncement requires that vendor monies given to customer resellers as a sales incentive (such as vendor rebates), or for slotting fees, or for advertising should be reflected as a reduction of revenue, unless (1) the vendor receives an identifiable benefit (goods or services), where that benefit is sufficiently separable from the recipient’s purchase of the vendor’s products such that the vendor could have entered into an exchange transaction with a party other than the purchaser of its products or services in order to receive that benefit; and (2) the vendor can reasonably estimate the fair value of the benefit identified under condition. If the amount of consideration paid by a vendor exceeds the estimated fair value of the benefit received, that excess amount should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company has reclassified $0.7 million and $0.8 million from selling and administrative expenses to a reduction of net sales for Fiscal 2002 and 2001, respectively, to reflect the change in accounting for point of sale and fixturing given to wholesale customers.

In November 2002, the EITF issued EITF Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased unless the cash consideration received from vendors represents a reimbursement of specific, incremental, identifiable costs incurred by the customer in selling the vendor’s products or services, in which case the reimbursement should be characterized as a reduction of that cost during the period that the cost in incurred. If the amount of consideration received from a vendor exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. This statement is effective beginning the first quarter of Fiscal 2004. The Company does not expect this statement to have a material impact on its results of operations or financial condition, because the Company has historically followed the provisions of EITF No. 02-16.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5

Plant, Equipment and Capital Leases, Net

In thousands	2003	2002

Plant and equipment:
Land	$4,913	$3,176
Buildings and building equipment	13,967	1,228
Machinery	41,712	26,371
Furniture and fixtures	42,364	37,429
Construction in progress	9,338	21,088
Improvements to leased property	99,011	89,563
Capital leases:
Buildings	37	37

Plant, equipment and capital leases, at cost	211,342	178,892
Accumulated depreciation and amortization:
Plant and equipment	(83,774)	(66,317)
Capital leases	(26)	(25)

Net Plant, Equipment and Capital Leases	$127,542	$112,550

Note 6

Other Noncurrent Assets

In thousands	2003	2002

Other noncurrent assets:
Investments and long-term receivables	$3,138	$2,945
Deferred note expense	1,316	2,074

Total Other Noncurrent Assets	$4,454	$5,019

Note 7

Accounts Payable and Accrued Liabilities

In thousands	2003	2002

Trade accounts payable	$43,660	$26,113
Accrued liabilities:
Employee compensation	10,770	11,394
Rent	10,072	8,451
Taxes other than income taxes	5,009	4,769
Income taxes	4,478	1,049
Insurance	2,817	2,192
Interest	1,773	1,772
Other	8,344	11,757

Total Accounts Payable and Accrued Liabilities	$86,923	$67,497

At February 1, 2003 and February 2, 2002, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $12.1 million and $6.7 million, respectively. These amounts are included in trade accounts payable.

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

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other accrued liabilities on the balance sheet. The Company records buildout allowances received from landlords as a reduction to leasehold improvements and amortizes them on a straight-line basis over the life of the lease.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 11

Shareholders’ Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands			Common
	Shares							Convertible	No. of
Class (In order of preference)*	Authorized	2003	2002	2001	2003	2002	2001	Ratio	Votes

Subordinated Serial Preferred (Cumulative) Aggregate	3,000,000 **	—	—	—	—	—	—	N/A	N/A
$2.30 Series 1	64,368	36,932	36,957	36,958	$1,477	$1,478	$1,478	.83	1
$4.75 Series 3	40,449	18,163	18,163	18,163	1,816	1,816	1,816	2.11	2
$4.75 Series 4	53,764	16,412	16,412	16,412	1,641	1,641	1,641	1.52	1
Series 6	800,000	-0-	-0-	-0-	-0-	-0-	-0-		100
$1.50 Subordinated Cumulative Preferred	5,000,000	30,017	30,017	30,017	901	901	901		1

		101,524	101,549	101,550	5,835	5,836	5,836
Employees’ Subordinated Convertible Preferred	5,000,000	65,269	66,671	70,091	1,958	2,000	2,103	1.00 ***	1
Stated Value of Issued Shares					7,793	7,836	7,939
Employees’ Preferred Stock Purchase Accounts					(194)	(202)	(218)

Total Non-Redeemable Preferred Stock					$7,599	$7,634	$7,721

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Preferred Stock Transactions

			Employees'
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees'	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance January 29, 2000	$5,963	$2,162	$(243)	$7,882

Other	(127)	(59)	25	(161)

Balance February 3, 2001	5,836	2,103	(218)	7,721
Other	-0-	(103)	16	(87)

Balance February 2, 2002	5,836	2,000	(202)	7,634
Other	(1)	(42)	8	(35)

Balance February 1, 2003	$5,835	$1,958	$(194)	$7,599

Subordinated Serial Preferred Stock (Cumulative):

Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1—$40 per share plus accumulated dividends and for Series 3 and 4—$100 per share plus accumulated dividends.

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

For the year ended February 1, 2003, 122,190 shares of common stock were issued for the exercise of stock options at an average weighted market price of $12.83, for a total of $1.6 million, 49,676 shares of common stock were issued for the exercise of the Employee Stock Purchase Plan at an average weighted market price of $11.88, for a total of $0.6 million, 3,464 shares were issued under the Directors Restricted Stock Plan for no consideration and 1,322 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased 286,000 shares of common stock at an average weighted market price of $14.14, for a total of $4.0 million. An additional 515,100 shares may be repurchased under stock buy back programs announced in Fiscal 1999 through 2003.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 11

Shareholders’ Equity, Continued

For the year ended February 2, 2002, 391,006 shares of common stock were issued for the exercise of stock options at an average weighted market price of $16.14, for a total of $6.3 million, 41,963 shares of common stock were issued for the exercise of the Employee Stock Purchase Plan at an average weighted market price of $13.81, for a total of $0.6 million, 3,029 shares were issued under the Directors Restricted Stock Plan for no consideration, 3,395 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock and 12,116 shares were issued for the conversion of subordinated notes at a weighted average market price of $21.05, for a total of $255,000. The 391,006 shares exercised includes 243,799 shares of fixed stock options and 147,207 shares of restricted stock options (see Note 15). In addition, the Company repurchased 270,500 shares of common stock at an average weighted market price of $17.81, for a total of $4.8 million.

For the year ended February 3, 2001, 1,012,765 shares of common stock were issued for the exercise of stock options at an average weighted market price of $5.95, for a total of $6.0 million, 54,582 shares of common stock were issued for the exercise of the Employee Stock Purchase Plan at an average weighted market price of $10.24, for a total of $0.6 million, 10,042 shares were issued under the Directors Restricted Stock Plan for no consideration and 4,148 shares were issued in miscellaneous conversions of Series 1, Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 1,012,765 shares exercised includes 894,316 shares of fixed stock options and 118,449 shares of restricted stock options (see Note 15). In addition, the Company repurchased 646,300 shares of common stock at an average weighted market price of $13.59, for a total of $8.8 million.

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
Notes to Consolidated Financial Statements

Note 15
Stock Incentive Plans and Stock Purchase Plans, Continued

A summary of the status of the Company’s fixed stock incentive plans as of February 1, 2003, February 2, 2002, and February 3, 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,358,875	$13.72	1,261,424	$11.69	1,917,990	$7.87
Granted	444,000	17.28	427,000	18.17	337,000	16.85
Exercised	(122,190)	12.81	(243,799)	10.49	(894,316)	5.57
Forfeited	(31,625)	15.65	(85,750)	15.24	(99,250)	11.13

Outstanding at end of year	1,649,060	$14.71	1,358,875	$13.72	1,261,424	$11.69

Options exercisable at year-end	776,060		593,375		568,424
Weighted-average fair value of options granted during the year	$10.41		$11.49		$11.07

The following table summarizes information about fixed stock options outstanding at February 1, 2003:

	Options Outstanding				Options Exercisable

	Number	Weighted-Average			Number
Range of	Outstanding	Remaining		Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 2/1/03	Contractual Life		Exercise Price	at 2/1/03	Exercise Price

$1.875-2.75	17,500	1.9	years	$2.43	17,500	$2.43
3.375-5.00	126,821	3.0		4.64	126,821	4.64
5.50-7.75	45,000	5.5		6.06	45,000	6.06
9.00-12.75	197,246	4.2		10.61	197,246	10.61
13.00-17.75	1,198,493	8.6		16.22	325,493	15.34
18.00-32.65	64,000	8.4		28.31	64,000	28.31

$1.875-32.65	1,649,060	7.5		$14.71	776,060	$12.63

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

Fiscal 2003		Underground
		Station/	Johnston	Licensed	Corporate
In thousands	Journeys	Jarman Group	& Murphy	Brands	& Other	Consolidated

Sales	$436,498	$147,926	$165,269	$80,419	$117	$830,229
Intercompany sales	-0-	-0-	-0-	(1,922)	-0-	(1,922)

Net sales to external customers	436,498	147,926	165,269	78,497	117	828,307

Segment operating income (loss)	53,214	12,096	9,270	8,506	(13,205)	69,881
Restructuring charge	-0-	-0-	-0-	-0-	(2,549)	(2,549)
Other	-0-	-0-	-0-	-0-	(638)	(638)

Earnings from operations	53,214	12,096	9,270	8,506	(16,392)	66,694
Interest expense	-0-	-0-	-0-	-0-	(8,544)	(8,544)
Interest income	-0-	-0-	-0-	-0-	674	674

Earnings before income taxes from continuing operations	53,214	12,096	9,270	8,506	(24,262)	58,824

Total assets	135,259	45,763	65,260	32,430	140,502	419,214
Depreciation	9,080	3,078	3,125	139	3,892	19,314
Capital expenditures	14,776	3,349	2,518	14	15,619	36,276

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2002		Underground
		Station/	Johnston	Licensed
In thousands	Journeys	Jarman Group	& Murphy	Brands	Corporate	Consolidated

Sales	$381,736	$120,242	$167,487	$79,642	$-0-	$749,107
Intercompany sales	-0-	-0-	1	(2,951)	-0-	(2,950)

Net sales to external customers	381,736	120,242	167,488	76,691	-0-	746,157

Segment operating income (loss)	51,925	5,319	14,125	8,001	(10,777)	68,593
Restructuring charge	-0-	-0-	-0-	-0-	(4,805)	(4,805)
Other	-0-	-0-	-0-	-0-	(360)	(360)

Earnings from operations	51,925	5,319	14,125	8,001	(15,942)	63,428
Interest expense	-0-	-0-	-0-	-0-	(8,698)	(8,698)
Interest income	-0-	-0-	-0-	-0-	1,134	1,134

Earnings before income taxes from continuing operations	51,925	5,319	14,125	8,001	(23,506)	55,864

Total assets	120,169	42,687	62,835	25,108	112,755	363,554
Depreciation	7,011	3,044	3,254	146	2,784	16,239
Capital expenditures	18,708	5,412	2,951	54	16,598	43,723

Fiscal 2001		Underground
		Station/	Johnston	Licensed
In thousands	Journeys	Jarman Group	& Murphy	Brands	Corporate	Consolidated

Sales	$300,758	$109,791	$187,466	$85,119	$-0-	$683,134
Intercompany sales	-0-	-0-	(92)	(3,705)	-0-	(3,797)

Net sales to external customers	300,758	109,791	187,374	81,414	-0-	679,337

Segment operating income (loss)	41,869	8,395	24,636	4,695	(15,921)	63,674
Restructuring charge	-0-	-0-	-0-	-0-	(3,433)	(3,433)
Other	-0-	-0-	-0-	-0-	(54)	(54)

Earnings from operations	41,869	8,395	24,636	4,695	(19,408)	60,187
Interest expense	-0-	-0-	-0-	-0-	(8,618)	(8,618)
Interest income	-0-	-0-	-0-	-0-	1,418	1,418

Earnings before income taxes from continuing operations	41,869	8,395	24,636	4,695	(26,608)	52,987

Total assets	93,761	37,468	71,359	28,658	120,917	352,163
Depreciation	5,070	2,334	2,890	99	2,807	13,200
Capital expenditures	17,133	9,433	4,917	399	2,853	34,735

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 18

Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter		2nd Quarter			3rd Quarter			4th Quarter				Fiscal Year
per share amounts)	2003	2002	2003	2002		2003	2002		2003		2002		2003	2002

Net sales	$190,593	$171,662	$174,842	$166,483		$213,157	$185,535		$249,715		$222,477		$828,307	$746,157
Gross margin	90,148	81,841	82,851	78,305		100,839	85,721		116,238		103,078		390,076	348,945
Pretax earnings	13,250	13,350	6,263	9,878	(1)	16,480	12,868		22,831	(3)	19,768	(5)	58,824	55,864
Earnings from continuing operations	8,202	8,338	3,963	6,183		10,107	7,991		14,173		15,811	(6)	36,445	38,323
Net earnings	8,202	8,338	3,963	6,183		10,107	7,283	(2)	14,008	(4)	15,266	(7)	36,280	37,070
Diluted earnings per common share:
Continuing operations	.33	.34	.17	.26		.41	.33		.56		.61		1.47	1.54
Net earnings	.33	.34	.17	.26		.41	.30		.55		.59		1.47	1.49

(1)	Includes a restructuring gain of $0.3 million (see Note 2).

(2)	Includes a loss of $0.7 million, net of tax, from discontinued operations (see Notes 2 and 16).

(3)	Includes restructuring and other charges of $2.5 million (see Note 2).

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 16).

(5)	Includes restructuring and other charges of $5.4 million (see Note 2).

(6)	Includes tax benefit of $3.5 million for previously accrued income taxes no longer required (see Note 12).

(7)	Includes a loss of $0.6 million, net of tax, from discontinued operations (see Notes 2 and 16).

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

	Class of	No. of		Percent of
Name and Address	Stock*	Shares		Class

Deutsche Bank AG Taunusanlage 12, D069325 Frankfurt am Main Federal Republic of Germany	Common	1,730,515	(1)	8.0
Deutsche Bank Trust Company Americas Taunusanlage 12, D069325 Frankfurt am Main Federal Republic of Germany	Common	1,222,725	(1)	5.6

	Class of	No. of		Percent of
Name and Address	Stock*	Shares		Class

Lord, Abbett & Co. 90 Hudson Street Jersey City, NJ 07302	Common	1,791,220	(2)	8.2
Wellington Management Company, LLP 75 State Street Boston, MA 02109	Common	1,830,455	(3)	8.4
Jeannie Bussetti 12 Carteret Drive Pomona, NY 10970	Series 1	3,000		8.1
Joseph Bussetti 52 South Lilburn Drive Garnerville, NY 10923	Series 1	2,000		5.4
Ronald R. Bussetti 12 Carteret Drive Pomona, NY 10970	Series 1	2,000		5.4
S. Robert Weltz, Jr. 415 Hot Springs Road Santa Barbara, CA 93108	Series 1	2,308		6.2
Empire & Co. P. O. Box 426 Exchange Place Station 69 Montgomery St. Jersey City, NJ 07303	Series 1	5,889		15.9
Empire & Co. P. O. Box 426 Exchange Place Station 69 Montgomery St. Jersey City, NJ 07303	Series 3	4,226		23.3
Hazel Grossman 355 Blackstone Blvd., Apt. 552 Providence, RI 02906	Series 3	1,074		5.9
Jack Rubens 5114 Windsor Parke Dr. Boca Raton, FL 33496	Series 3	1,514		8.3
Barbara F. Grossman Wasserspring 75 Cooper Drive Great Neck, NY 11023	Series 3	933		5.1

	Class of	No. of	Percent of
Name and Address	Stock*	Shares	Class

Melissa Evins 417 East 57th Street New York, NY 10022	Series 4	2,893	17.6
Reed Evins 417 East 57th Street Apt. 32B New York, NY 10022	Series 4	2,418	14.7
James H. Cheek, Jr. Apt. 407 11 Burton Hills Blvd Nashville, TN 37215	Subordinated Cumulative Preferred	2,413	8.0

*	See Note 11 to the Consolidated Financial Statements included in Item 8 and under the heading “Voting Securities” included in the Company’s Proxy Statement for a more complete description of each class of stock.

(1)	This information is from Schedule 13G dated February 10, 2003.

(2)	This information is from Schedule 13G dated January 28, 2003.

(3)	This information is from Schedule 13G dated February 14, 2003.

This table provides certain information as of February 1, 2003 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,649,060	$14.71	2,042,170
Equity compensation plans not approved by security holders	—	—	—

Total	1,649,060	$14.71	2,042,170

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Stock Incentive Plans and Note 15 — Stock Incentive Plans and Stock Purchase Plans.

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
Notes to Consolidated Financial Statements

Financial Statement Schedules

II -Reserves, each of the three fiscal years ended 2003, 2002 and 2001

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 86.

Exhibits

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Indenture dated as of April 9, 1998 between the Company and United States Trust Company of New York relating to 5 1/2% Convertible Subordinated Notes due 2005. Incorporated by reference to Registration Statement on Form S-3 filed November 9, 1998 (File No. 333-58541)

	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	b.	Form of Officers and Key Executives Change-in-Control Employment Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

c.	1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

d.	1996 Stock Incentive Plan as amended and restated. Incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908)

e.	2003 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

f.	2004 EVA Incentive Compensation Plan.*

g.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

h.	Second Amended and Modified Loan Agreement dated as of July 16, 2001 among the Company and Bank of America, N.A., Fifth Third National Bank, Fleet National Bank, The Chase Manhattan Bank and Bank One, N.A. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. First Amendment to Second Amended, Restated and Modified Loan Agreement dated as of September 6, 2001. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

i.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

j.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

k.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083)

l.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(21)		Subsidiaries of the Company.*

(23)	a.	Consent of Ernst & Young LLP, Independent Auditors included on page 83.

	b.	Consent of PricewaterhouseCoopers LLP, Independent Auditors included on page 84.

(24)		Power of Attorney*

(99)		Financial Statements and Reports of Independent Accountants with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.*

(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits (10)a through (10)f and (10)l are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

*	Previously filed.

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

Consent of Independent Auditors

We consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated February 21, 2003 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report (Form 10K/A) for the year ended February 1, 2003, filed with the Securities and Exchange Commission:

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

(10)	Form S-3, Registration No. 333-109019 pertaining to the registration of convertible subordinated debentures, shares of common stock and allocated rights to purchase subordinated serial preferred stock

/s/ Ernst & Young LLP

Nashville, Tennessee
December 18, 2003

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
December 18, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By: /s/James S. Gulmi

James S. Gulmi Senior Vice President — Finance and Chief Financial Officer

Date: December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the twenty-third day of December, 2003.

/s/Hal N. Pennington Hal N. Pennington	President and Chief Executive Officer and a Director

/s/James S. Gulmi James S. Gulmi	Senior Vice President — Finance (Principal Financial Officer)

/s/Paul D. Williams Paul D. Williams	Chief Accounting Officer

Directors:

Leonard L. Berry*	Ben T. Harris*

Robert V. Dale*	Kathleen Mason*

W. Lipscomb Davis, Jr.*	Linda H. Potter*

Matthew C. Diamond*	William A. Williamson, Jr.*

Marty G. Dickens	William S. Wire, II*

*By /s/Roger G. Sisson Roger G. Sisson Attorney-In-Fact

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