Form 10-Q/A
period 2003-05-03
GENESCO INC
filed 2003-12-23
CIK 18498

Form 10-Q/A
(Mark One) ☒	(Amendment No. 1) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended May 3, 2003

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Earnings Three Months Ended
Consolidated Cash Flows
Consolidated Shareholders’ Equity
Notes to Consolidated Financial Statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

*	These items have been amended and restated in their entirety.

**	These items have not been amended and are included herein for convenience of reference only.

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
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 3, 2003 - 22,233,874/21,745,410;
February 1, 2003 - 22,221,566/21,733,102;
May 4, 2002 -22,403,893/21,915,429	22,234	22,222	22,404
Additional paid-in capital	97,591	97,488	99,824
Retained earnings	107,042	103,779	75,921
Accumulated other comprehensive loss	(30,060)	(30,452)	(16,939)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	186,544	182,779	170,979

Total Liabilities and Shareholders’ Equity	$415,984	$419,214	$376,976

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
Three Months Ended
In Thousands, except per share amounts

	May 3,	May 4,
	2003	2002

Net sales	$192,746	$190,593
Cost of sales	104,654	100,445
Selling and administrative expenses	80,653	75,226

Earnings from operations	7,439	14,922

Interest expense	2,206	1,965
Interest income	(174)	(293)

Total interest expense, net	2,032	1,672

Pretax earnings	5,407	13,250
Income taxes	2,070	5,048

Net Earnings	$3,337	$8,202

Basic net earnings per common share	$0.15	$0.37
Diluted net earnings per common share	$0.15	$0.33

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Three Months Ended
Consolidated Cash Flows
In Thousands

	May 3,	May 4,
	2003	2002

OPERATIONS:
Net earnings	$3,337	$8,202
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	5,109	4,362
Provision for losses on accounts receivable	160	39
Other	271	285
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(178)	(2,695)
Inventories	4,853	(592)
Other current assets	(622)	133
Accounts payable	5,358	14,025
Other accrued liabilities	(5,672)	(7,461)
Other assets and liabilities	940	(22)

Net cash provided by operating activities	13,556	16,276

INVESTING ACTIVITIES:
Capital expenditures	(4,647)	(17,363)
Proceeds from asset sales	153	-0-

Net cash used in investing activities	(4,494)	(17,363)

FINANCING ACTIVITIES:
Stock repurchase	(31)	-0-
Increase (decrease) in bank overdrafts	(7,324)	(1,895)
Dividends paid	(74)	(74)
Options exercised	109	932
Other	-0-	6

Net cash used in financing activities	(7,320)	(1,031)

Net Cash Flow	1,742	(2,118)
Cash and cash equivalents at beginning of period	55,929	46,384

Cash and cash equivalents at end of period	$57,671	$44,266

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,447	$3,489
Income taxes	3,046	363

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total
	Non-					Accumulated		Total
	Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	$36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares — Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							23,164

Balance February 1, 2003	7,599	22,222	97,488	(17,857)	103,779	(30,452)		182,779

Net earnings	-0-	-0-	-0-	-0-	3,337	-0-	3,337	3,337
Dividends paid	-0-	-0-	-0-	-0-	(74)	-0-	-0-	(74)
Exercise of options	-0-	9	100	-0-	-0-	-0-	-0-	109
Tax effect of exercise of stock options	-0-	-0-	4	-0-	-0-	-0-	-0-	4
Stock repurchases	-0-	(3)	(29)	-0-	-0-	-0-	-0-	(32)
Gain on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	-0-	392	392	392
Other	(5)	6	28	-0-	-0-	-0-	-0-	29

Comprehensive income							$3,729

Balance May 3, 2003	$7,594	$22,234	$97,591	$(17,857)	$107,042	$(30,060)		$186,544

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2004 (“Fiscal 2004”) and of the fiscal year ended February 1, 2003 (“Fiscal 2003”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K/A.

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

The Company has revised its Statement of Cash Flows to separately present the increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by operating activities increased $7.3 million and $1.9 million in the three month periods ended May 3, 2003 and May 4, 2002, respectively. Net cash used in financing activities decreased $7.3 million and $1.9 million in the three month periods ended May 3, 2003 and May 4, 2002, respectively. As a result of this reclassification, there was no change to net cash flow for the three month periods ended May 3, 2003 or May 4, 2003.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.3 million and $1.2 million for the first quarter of Fiscal 2004 and 2003, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $5.1 million and $5.3 million for the first quarter of Fiscal 2004 and 2003, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheet included prepaid assets in the line item “Other Current Assets” for direct response advertising costs of $0.7 million and $0.6 million at May 3, 2003 and May 4, 2002, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million for the first quarter of Fiscal 2004 and 2003. During the first quarter of Fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances

From time to time the Company negotiates allowances from its vendors for markdowns taken. These allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken.

The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period as the associated expense is incurred. If the amount of cash consideration received exceeds the cost being reimbursed, such excess amount would be recorded as a reduction of cost of sales.

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.6 million and $0.7 million for the first quarter of Fiscal 2004 and 2003, respectively. During the first quarter of Fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements received were not in excess of the costs being reimbursed.

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

Note 3
Accounts Receivable

	May 3,	February 1,
In thousands	2003	2003

Trade accounts receivable	$20,464	$19,196
Miscellaneous receivables	1,616	2,650

Total receivables	22,080	1,846
Allowance for bad debts	(833)	(690)
Other allowances	(1,853)	(1,744)

Net Accounts Receivable	$19,394	$19,412

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Property, Equipment and Capital Leases, Net

	May 3,	February 1,
In thousands	2003	2003

Property and equipment:
Land	$4,843	$4,913
Buildings and building equipment	13,981	13,967
Machinery	39,881	41,712
Furniture and fixtures	43,312	42,364
Construction in progress	9,053	9,338
Improvements to leased property	101,137	99,011
Capital leases:
Buildings	37	37

Property, equipment and capital leases, at cost	212,244	211,342
Accumulated depreciation and amortization:
Property and equipment	(85,239)	(83,774)
Capital leases	(26)	(26)

Net Property, Equipment and Capital Leases	$126,979	$127,542

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 3, 2003			May 4, 2002

			Per-			Per-
(In thousands, except	Income	Shares	Share	Income	Shares	Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$3,337			$8,202
Less: Preferred stock dividends	(74)			(74)

Basic EPS Income available to common shareholders	3,263	21,743	$.15	8,128	21,876	$.37

Effect of Dilutive Securities Options		201			465
5 1/2% convertible subordinated notes	-0-	-0-		968	4,906
Employees’ preferred stock(1)		65			67

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,263	22,009	$.15	$9,096	27,314	$.33

(1)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

Three Months Ended		Underground
May 3, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$98,715	$34,573	$40,216	$19,620	$53	$193,177
Intercompany sales	-0-	-0-	0	431)	-0-	431)

Net sales to external customers	98,715	34,573	40,216	19,189	53	192,746

Segment operating income (loss)	5,563	1,560	1,800	2,553	(4,037)	7,439
Other	-0-	-0-	-0-	-0-	-0-	-0-

Earnings from operations	5,563	1,560	1,800	2,553	(4,037)	7,439

Interest expense	-0-	-0-	-0-	-0-	(2,206)	(2,206)
Interest income	-0-	-0-	-0-	-0-	174	174

Earnings before income taxes	5,563	1,560	1,800	2,553	(6,069)	5,407

Total assets	134,605	47,274	63,910	25,870	144,325	415,984
Depreciation	2,412	804	623	34	1,236	5,109
Capital expenditures	2,290	1,213	612	4	528	4,647

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended		Underground
May 4, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$91,474	$33,199	$42,365	$24,390	$-0-	$191,428
Intercompany sales	-0-	-0-	-0-	(835)	-0-	(835)

Net sales to external customers	91,474	33,199	42,365	23,555	-0-	190,593

Segment operating income (loss)	8,203	2,650	4,107	2,787	(2,825)	14,922
Other	-0-	-0-	-0-	-0-	-0-	-0-

Earnings from operations	8,203	2,650	4,107	2,787	(2,825)	14,922

Interest expense	-0-	-0-	-0-	-0-	(1,965)	(1,965)
Interest income	-0-	-0-	-0-	-0-	293	293

Earnings before income taxes	8,203	2,650	4,107	2,787	(4,497)	13,250

Total assets	126,385	44,105	62,987	22,591	120,908	376,976
Depreciation	2,083	759	776	34	710	4,362
Capital expenditures	5,949	813	242	9	10,350	17,363

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

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at May 3, 2003.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Results of Operations – First Quarter Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in the first quarter ended May 3, 2003 increased 1.1% to $192.7 million from $190.6 million in the first quarter ended May 4, 2002. Gross margin decreased 2.3% to $88.1 million in the first quarter this year from $90.1 million in the same period last year and decreased as a percentage of net sales from 47.3% to 45.7%. Selling and administrative expenses in the first quarter this year increased 7.2% from the first quarter last year and increased as a percentage of net sales from 39.5% to 41.8%. The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

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

The Company has revised its Statement of Cash Flows to separately present the increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by operating activities increased $7.3 million and $1.9 million in the three month periods ended May 3, 2003 and May 4, 2002, respectively. Net cash used in financing activities decreased $7.3 million and $1.9 million in the three month periods ended May 3, 2003 and May 4, 2002, respectively. As a result of this reclassification, there was no change to net cash flow for the three month periods ended May 3, 2003 or May 4, 2003.

Cash provided by operating activities was $13.6 million in the first three months of Fiscal 2004 compared to $16.3 million in the first three months of Fiscal 2003. The $2.7 million decrease in cash flow from operating activities reflects primarily a $4.9 million decrease in earnings and an $8.7 million reduction in cash flow from changes in accounts payable primarily due to changes in buying patterns offset by an increase in cash flow from changes in inventory and accounts receivable of $5.4 million and $2.5 million, respectively. The $5.4 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a bigger reduction in the wholesale inventory as the Company tried to more closely align its inventories with sales growth. The $2.5 million improvement in cash flow from accounts receivable was due to the lower wholesale sales.

The $4.9 million decrease in inventories at May 3, 2003 from February 1, 2003 levels reflects primarily decreases in Dockers and Johnston & Murphy wholesale inventories due to seasonal shipments offset by seasonal increases in retail inventory and inventory purchased to support the net increase of 26 stores in the first quarter this year.

Accounts receivable at May 3, 2003 increased $0.2 million compared to February 1, 2003 primarily due to increased days sales outstanding.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended

	May 3,	May 4,
	2003	2002

	(in thousands)
Accounts payable	$5,358	$14,025
Accrued liabilities	(5,672)	(7,461)

	$(314)	$6,564

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

December 23, 2003