Form 10-Q/A
period 2003-08-02
GENESCO INC
filed 2003-12-23
CIK 18498

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

Common Shares Outstanding September 5, 2003 — 21,744,906

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

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Earnings
In Thousands, except per share amounts

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	$179,478	$174,842	$372,224	$365,435
Cost of sales	95,989	91,991	200,643	192,436
Selling and administrative expenses	80,271	74,666	160,924	149,892
Restructuring adjustment (gain)	(139)	-0-	(139)	-0-

Earnings from operations	3,357	8,185	10,796	23,107

Loss on early retirement of debt	2,581	-0-	2,581	-0-
Interest expense	2,366	2,114	4,572	4,079
Interest income	(217)	(192)	(391)	(485)

Total interest expense, net	2,149	1,922	4,181	3,594

Pretax earnings (loss)	(1,373)	6,263	4,034	19,513
Income taxes (benefit)	(482)	2,300	1,588	7,348

Net Earnings (Loss)	$(891)	$3,963	$2,446	$12,165

Basic earnings (loss) per common share	$(.04)	$.18	$.11	$.55
Diluted earnings (loss) per common share	$(.04)	$.17	$.10	$.51

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Cash Flows
In Thousands

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

OPERATIONS:
Net earnings (loss)	$(891)	$3,963	$2,446	$12,165
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	5,530	4,593	10,639	8,955
Provision for losses on accounts receivable	132	(45)	292	(6)
Restructuring gain	(139)	-0-	(139)	-0-
Loss on retirement of debt	959	-0-	959	-0-
Other	401	263	672	548
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	4,658	5,773	4,480	3,078
Inventories	(49,671)	(58,614)	(44,818)	(59,206)
Other current assets	804	308	182	441
Accounts payable	35,087	41,216	40,445	55,241
Other accrued liabilities	(1,084)	(3,048)	(6,756)	(10,509)
Other assets and liabilities	577	(506)	1,517	(528)

Net cash provided by (used in) operating activities	(3,637)	(6,097)	9,919	10,179

INVESTING ACTIVITIES:
Capital expenditures	(4,552)	(7,853)	(9,199)	(25,216)
Proceeds from asset sales	473	1	626	1

Net cash used in investing activities	(4,079)	(7,852)	(8,573)	(25,215)

FINANCING ACTIVITIES:
Stock repurchase	-0-	(913)	(31)	(913)
Increase (decrease) in bank overdrafts	3,292	2,846	(4,032)	951
Dividends paid	(73)	(74)	(147)	(148)
Payments of long-term debt	(103,245)	-0-	(103,245)	-0-
Long-term borrowings	86,250	-0-	86,250	-0-
Deferred note expenditures	(3,238)	-0-	(3,238)	-0-
Options exercised	27	44	136	976
Other	-0-	(6)	-0-	-0-

Net cash provided by (used in) financing activities	(16,987)	1,897	(24,307)	866

Net Cash Flow	(24,703)	(12,052)	(22,961)	(14,170)
Cash and cash equivalents at beginning of period	57,671	44,266	55,929	46,384

Cash and cash equivalents at end of period	$32,968	$32,214	$32,968	$32,214

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$2,076	$639	$5,523	$4,128
Income taxes	4,528	8,678	7,574	9,041

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity

Balance February 2, 2002	$7,634	$22,331	$98,622	$(17,857)	$67,793	$(17,336)		$161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	$36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares — Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							23,164

Balance February 1, 2003	7,599	22,222	97,488	(17,857)	103,779	(30,452)		182,779

Net earnings	-0-	-0-	-0-	-0-	2,446	-0-	2,446	2,446
Dividends paid	-0-	-0-	-0-	-0-	(147)	-0-	-0-	(147)
Exercise of options	-0-	12	124	-0-	-0-	-0-	-0-	136
Tax effect of exercise of stock options	-0-	-0-	16	-0-	-0-	-0-	-0-	16
Stock repurchases	-0-	(3)	(29)	-0-	-0-	-0-	-0-	(32)
Gain on foreign currency forward contracts (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	-0-	586	586	586
Other	(3)	29	43	-0-	-0-	-0-	-0-	69

Comprehensive income							$3,032

Balance August 2, 2003	$7,596	$22,260	$97,642	$(17,857)	$106,078	$(29,866)		$185,853

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

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by (used in) operating activities decreased $3.3 million and $2.8 million in the three month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) operating activities increased $4.0 million and decreased $1.0 million in the six month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) financing activities increased $3.3 million and $2.8 million in the three month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) financing activities decreased $4.0 million and increased $1.0 million in the six month periods ended August 2, 2003 and August 3, 2002, respectively. As a result of this reclassification, there was no change to net cash flow for the three and six month periods ended August 2, 2003 or August 3, 2002.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.0 million, $1.2 million, $4.3 million and $2.5 million for the second quarter and first six months of Fiscal 2004 and 2003, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $9.7 million and $10.5 million for the first six months of Fiscal 2004 and 2003, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheet included prepaid assets in the line item “Other Current Assets” for direct response advertising costs of $1.1 million and $0.6 million at August 2, 2003 and August 3, 2002, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million, $0.7 million, $1.4 million and $1.5 million for the second quarter and first six months of Fiscal 2004 and 2003, respectively. During the first six months of Fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.3 million, $0.2 million, $0.9 million and $0.9 million for the second quarter and first six months of Fiscal 2004 and 2003, respectively. During the first six months of Fiscal 2004 and 2003, the Company’s cooperative advertising reimbursements received were not in excess of the costs being reimbursed.

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

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss), as reported	$(891)	$3,963	$2,446	$12,165
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	108	108	216	165
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(540)	(543)	(1,055)	(1,086)

Pro forma net income (loss)	$(1,323)	$3,528	$1,607	$11,244

Earnings (loss) per share:
Basic — as reported	$(.04)	$.18	$.11	$.55

Basic — pro forma	$(.06)	$.16	$.07	$.51

Diluted — as reported	$(.04)	$.17	$.10	$.51

Diluted — pro forma	$(.06)	$.15	$.07	$.48

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Property, Equipment and Capital Leases, Net

	August 2,	February 1,
In thousands	2003	2003

Property and equipment:
Land	$4,956	$4,913
Buildings and building equipment	13,617	13,967
Machinery	45,696	41,712
Furniture and fixtures	44,055	42,364
Construction in progress	3,959	9,338
Improvements to leased property	102,665	99,011
Capital leases:
Buildings	37	37

Property, equipment and capital leases, at cost	214,985	211,342
Accumulated depreciation and amortization:
Property and equipment	(89,094)	(83,774)
Capital leases	(26)	(26)

Net Property, Equipment and Capital Leases	$125,865	$127,542

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 2, 2003			August 3, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings (loss)	$(891)			$3,963
Less: Preferred stock dividends	(73)			(74)

Basic EPS
Income (loss) available to common shareholders	(964)	21,754	$(.04)	3,889	21,914	$.18

Effect of Dilutive Securities
Options(1)		-0-			436
Convertible preferred stock(2)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(3)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes(4)	-0-	-0-		-0-	-0-
Employees’ preferred stock(5)		-0-			66

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(964)	21,754	$(.04)	$3,889	22,416	$.17

(1)	Stock options for the three months ended August 2, 2003 were antidilutive due to the loss for the quarter.

(2)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(3)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(4)	The amount of the interest on the 5 1/2% convertible subordinated notes (net of tax) for the period ended August 3, 2002 per common share obtainable on conversion was higher than basic earnings per share; therefore, the convertible debt was not reflected in diluted earnings per share because it was antidilutive.

(5)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted. For the three months ended August 2, 2003, theses shares are excluded due to the loss for the quarter.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.0 million shares as of August 2, 2003.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share, Continued

	For the Three Months Ended			For the Six Months Ended
	August 2, 2003			August 3, 2002

(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net earnings	$2,446			$12,165
Less: Preferred stock dividends	(147)			(148)

Basic EPS
Income available to common shareholders	2,299	21,748	$.11	12,017	21,895	$.55

Effect of Dilutive Securities
Options		228			451
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		1,936	4,906
Employees’ preferred stock(3)		65			66

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,299	22,041	$.10	$13,953	27,318	$.51

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,674, 38,324 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

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

Three Months Ended		Underground
August 2, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$97,474	$30,722	$39,392	$12,020	$69	$179,677
Intercompany sales	-0-	-0-	-0-	(199)	-0-	(199)

Net sales to external customers	97,474	30,722	39,392	11,821	69	179,478

Segment operating income (loss)	6,711	231	174	(263)	(3,635)	3,218
Restructuring gain	-0-	-0-	-0-	-0-	139	139

Earnings from operations	6,711	231	174	(263)	(3,496)	3,357

Interest expense	-0-	-0-	-0-	-0-	(2,366)	(2,366)
Interest income	-0-	-0-	-0-	-0-	217	217
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes	6,711	231	174	(263)	(8,226)	(1,373)

Total assets	170,099	60,909	62,794	21,791	120,676	436,269
Depreciation	2,467	825	665	33	1,540	5,530
Capital expenditures	2,553	1,079	339	5	576	4,552

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
August 3, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$91,681	$30,183	$39,541	$14,002	$-0-	$175,407
Intercompany sales	-0-	-0-	-0-	(565)	-0-	(565)

Net sales to external customers	91,681	30,183	39,541	13,437	-0-	174,842

Segment operating income (loss)	7,497	1,153	1,365	1,325	(2,702)	8,638
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings from operations	7,497	1,153	1,365	1,325	(3,155)	8,185

Interest expense	-0-	-0-	-0-	-0-	(2,114)	(2,114)
Interest income	-0-	-0-	-0-	-0-	192	192

Earnings before income taxes	7,497	1,153	1,365	1,325	(5,077)	6,263

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	2,256	751	770	35	781	4,593
Capital expenditures	3,361	477	705	-0-	3,310	7,853

Six Months Ended		Underground
August 2, 2003		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$196,189	$65,295	$79,608	$31,640	$122	$372,854
Intercompany sales	-0-	-0-	-0-	(630)	-0-	(630)

Net sales to external customers	196,189	65,295	79,608	31,010	122	372,224

Segment operating income (loss)	12,274	1,791	1,974	2,290	(7,672)	10,657
Restructuring gain	-0-	-0-	-0-	-0-	139	139

Earnings from operations	12,274	1,791	1,974	2,290	(7,533)	10,796

Interest expense	-0-	-0-	-0-	-0-	(4,572)	(4,572)
Interest income	-0-	-0-	-0-	-0-	391	391
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings before income taxes	12,274	1,791	1,974	2,290	(14,295)	4,034

Total assets	170,099	60,909	62,794	21,791	120,676	436,269
Depreciation	4,879	1,629	1,288	67	2,776	10,639
Capital expenditures	4,843	2,292	951	9	1,104	9,199

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Six Months Ended		Underground
August 3, 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated

Sales	$183,155	$63,382	$81,906	$38,392	$-0-	$366,835
Intercompany sales	-0-	-0-	-0-	(1,400)	-0-	(1,400)

Net sales to external customers	183,155	63,382	81,906	36,992	-0-	365,435

Segment operating income (loss)	15,700	3,803	5,472	4,112	(5,527)	23,560
Other	-0-	-0-	-0-	-0-	(453)	(453)

Earnings from operations	15,700	3,803	5,472	4,112	(5,980)	23,107

Interest expense	-0-	-0-	-0-	-0-	(4,079)	(4,079)
Interest income	-0-	-0-	-0-	-0-	485	485

Earnings before income taxes	15,700	3,803	5,472	4,112	(9,574)	19,513

Total assets	165,196	56,506	65,486	21,783	111,776	420,747
Depreciation	4,339	1,510	1,546	69	1,491	8,955
Capital expenditures	9,310	1,290	947	9	13,660	25,216

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

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at August 2, 2003.

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

Long Term Rate of Return Assumption — Pension expense increases as the expected rate of return on pension plan assets decreases. For Fiscal 2003, the Company estimated that the pension plan assets would generate a long-term rate of return of 8.5%. This rate is developed by evaluating input from consultants and economists as well as long-term inflation assumptions. The Company regularly reviews the actual asset allocation and periodically rebalances investments as considered appropriate. For Fiscal 2003, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million. The Company has reduced its long-term rate of return from 8.5% to 8.25% for Fiscal 2004.

Discount Rate — Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 6.625%, 7.375% and 7.875% for Fiscal 2003, 2002 and 2001, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. For Fiscal 2003, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.9 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.9 million. In addition, if the discount rate had been increased by 0.5%, the accumulated benefit obligation would have decreased by $5.2 million. If the discount rate had been decreased by 0.5%, the accumulated benefit obligation would have been increased by $5.7 million.

Amortization of Gains and Losses — The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. For Fiscal 2003, the Company had unrecognized actuarial losses of $54 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently seven (7) years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

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

Results of Operations — Second Quarter Fiscal 2004 Compared to Fiscal 2003

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

Results of Operations — Six Months Fiscal 2004 Compared to Fiscal 2003

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

Pretax earnings for the six months ended August 2, 2003 were $4.0 million compared to $19.5 million for the six months ended August 3, 2002. Pretax earnings for the six months ended August 2, 2003 included a $2.6 million loss for the early retirement of debt.

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

The Company has revised its Statement of Cash Flows to separately present increases (decreases) in bank overdraft balances as a financing activity. Increases (decreases) in bank overdraft balances had previously been included in changes in accounts payable and accrued liabilities and included in net cash provided by operating activities. As a result of this reclassification, net cash provided by (used in) operating activities decreased $3.3 million and $2.8 million in the three month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) operating activities increased $4.0 million and decreased $1.0 million in the six month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) financing activities increased $3.3 million and $2.8 million in the three month periods ended August 2, 2003 and August 3, 2002, respectively. Net cash provided by (used in) financing activities decreased $4.0 million and increased $1.0 million in the six month periods ended August 2, 2003 and August 3, 2002, respectively. As a result of this reclassification, there was no change to net cash flow for the three and six month periods ended August 2, 2003 or August 3, 2002.

Cash provided by operating activities was $9.9 million in the first six months of Fiscal 2004 compared to $10.2 million in the first six months of Fiscal 2003. The $0.3 million decrease in cash flow from operating activities reflects primarily a $9.7 million decrease in earnings and a $14.8 million reduction in cash flow from changes in accounts payable primarily due to changes in buying patterns, offset by an increase in cash flow from changes in inventory and accounts receivable of $14.4 million and $1.4 million, respectively. The $14.4 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a bigger reduction in the wholesale inventory as the Company tried to more closely align its inventories with sales growth. The $1.4 million improvement in cash flow from accounts receivable was due to the lower wholesale sales.

The $44.8 million increase in inventories at August 2, 2003 from February 1, 2003 levels reflects primarily seasonal increases in retail inventory and inventory purchased to support the net increase of 37 stores in the first six months this year, offset by decreases in Dockers inventory.

Accounts receivable at August 2, 2003 decreased $4.5 million compared to February 1, 2003, primarily due to decreased wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities is as follows:

	Six Months Ended

	August 2,	August 3,
	2003	2002

	(in thousands)
Accounts payable	$40,445	$55,241
Accrued liabilities	(6,756)	(10,509)

	$33,689	$44,732

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

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 2, 2003. As a result, the Company considers the interest rate market risk implicit in these investments at August 2, 2003 to be low.

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

Accounts Receivable — The Company’s accounts receivable balance at August 2, 2003 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for $2.4 million, or 16.0% of the Company’s trade accounts receivable balance as of August 2, 2003. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry.

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

PART II — OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 26, 2003, shares representing a total of 21,932,298 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:

(1)	elected ten directors nominated by the board of directors by the following votes:

		Votes
	Votes "For"	"Withheld"

Leonard L. Berry	19,173,404	225,812
Robert V. Dale	18,620,827	778,389
W. Lipscomb Davis, Jr.	19,170,815	228,401
Matthew C. Diamond	19,176,408	222,808
Ben T. Harris	19,175,491	223,725
Kathleen Mason	18,620,452	778,764
Hal N. Pennington	19,171,971	227,245
Linda H. Potter	18,623,948	775,268
William A. Williamson, Jr.	18,620,063	779,153
William S. Wire II	14,848,584	4,550,632

(2)	approved amendments to the Company’s 1996 Stock Incentive Plan by a vote of 17,207,077 for, 2,147,039 against, with 45,100 abstentions.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(4.1)	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023).*

(4.2)	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC.*

(10)d	Amendments to 1996 Stock Incentive Plan. Incorporated by reference to “Appendix B” included in the Proxy Statement dated May 23, 2003.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

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