Form 10-K
period 2004-01-31
GENESCO INC
filed 2004-04-15
CIK 18498

(Mark One)	Form 10-K
☑	Annual Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended
January 31, 2004

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

Documents Incorporated by Reference
Portions of the proxy statement for the June 23, 2004 annual meeting of shareholders are incorporated into Part III by reference.

Common Shares Outstanding April 2, 2004 – 21,789,761
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $408,000,000.

PART I

ITEM 1, BUSINESS

General

Genesco is a leading retailer and wholesaler of branded footwear with net sales for Fiscal 2004 of $837.4 million. During Fiscal 2004, the Company operated four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. In Fiscal 2002, the Dockers segment included Nautica Footwear. The Company ended its license to market footwear under the Nautica label, effective January 31, 2001. The Company continued to sell Nautica-branded footwear during the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory. On April 1, 2004, the Company acquired Hat World Corporation, a leading retailer of licensed and branded headwear.

At January 31, 2004, the Company operated 1,046 retail footwear stores and leased departments throughout the United States and Puerto Rico. It currently plans to open a total of approximately 86 new retail stores in Fiscal 2005. At January 31, 2004, Journeys operated 665 stores, including 40 Journeys Kidz; Underground Station/Jarman Group operated 233 stores, including 137 Underground Station stores and Johnston & Murphy operated 148 stores and factory stores. At January 31, 2004, Hat World Corporation operated 481 stores.

The following table sets forth certain additional information concerning the Company’s retail footwear stores and leased departments during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2000	2001	2002	2003	2004
Retail Footwear Stores and Leased Departments
Beginning of year	674	679	836	908	991
Opened during year	113	181	153	97	80
Closed during year	(108)	(24)	(81)	(14)	(25)

End of year	679	836	908	991	1,046

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand, to nearly 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2004”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 31, 2004). For further information on the Company’s business segments, see Note 13 to the Consolidated Financial Statements included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is http://www.genesco.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Segments

Journeys

The Journeys segment accounted for approximately 56% of the Company’s net sales in Fiscal 2004. Operating income attributable to Journeys was $54.8 million in Fiscal 2004, with an operating margin of 11.7%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys.

At January 31, 2004, Journeys operated 665 stores, including 40 Journeys Kidz stores, averaging approximately 1,600 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women and children.

Journeys added 51 net new stores in Fiscal 2004 and comparable store sales were down 1% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 12-19 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including such leading brand names as Dr. Martens, Converse, Diesel, Timberland and Phat Farm. From a base of 323 Journeys stores at the end of Fiscal 2000, the Company opened 102 net new Journeys stores in Fiscal 2001, 108 net new stores in Fiscal 2002, 81 net new stores in Fiscal 2003 and 51 net new stores in Fiscal 2004 and plans to open approximately 43 net new Journeys stores in Fiscal 2005.

Underground Station/Jarman Group

The Underground Station/Jarman Group segment accounted for approximately 18% of the Company’s net sales in Fiscal 2004. Operating income attributable to Underground Station/Jarman Group was $8.2 million in Fiscal 2004, with an operating margin of 5.5%.

At January 31, 2004, Underground Station/Jarman Group operated 233 stores, including 137 Underground Station stores, averaging approximately 1,500 square feet, throughout the United States, selling footwear primarily for men.

Underground Station/Jarman Group comparable store sales decreased 6% from the prior fiscal year. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 20-35 age group and sell footwear in the mid-price range ($50 to $100). The Underground Station stores are located primarily in urban areas. For Fiscal 2004, most of the footwear sold in Underground Station/Jarman stores was branded merchandise, including such leading brand names as Timberland, Phat Farm, Lugz, Diesel and Steve Madden, with the remainder made up of Genesco and private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 4 net new Underground Station/Jarman stores, including 23 net new Underground Station stores, in Fiscal 2004, increasing the total number of Underground Station/Jarman stores to 233. The 23 net new Underground Station stores included eight conversions of Jarman retail stores to Underground Station stores. The Company plans to open approximately 24 net new Underground Station stores in Fiscal 2005 and close approximately 40 Jarman stores. For additional information, including with respect to the closing or conversion of the Company’s Jarman stores, see “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements, included in Item 8.

Johnston & Murphy

The Johnston & Murphy segment accounted for approximately 19% of the Company’s net sales in Fiscal 2004. Operating income attributable to Johnston & Murphy was $4.0 million in Fiscal 2004, with an operating margin of 2.5%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 94% of the Johnston & Murphy retail sales are of Genesco-owned brands.

Johnston & Murphy Retail Operations. Johnston & Murphy comparable store sales were down 1% in Fiscal 2004 compared to the prior fiscal year. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. Johnston & Murphy stores target business and professional consumers primarily between the ages of 25 and 54. Retail prices for Johnston & Murphy footwear generally range from $100 to $250. Casual and dress casual products accounted for 38% of total Johnston & Murphy retail sales in Fiscal 2004, with the balance consisting of dress shoes and accessories.

At January 31, 2004, Johnston & Murphy operated 148 retail stores and factory stores, averaging approximately 1,500 square feet, throughout the United States selling footwear for men.

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

Dockers Footwear

The Dockers Footwear segment accounted for approximately 7% of the Company’s net sales in Fiscal 2004. Operating income attributable to Dockers was $4.5 million in Fiscal 2004, with an operating margin of 7.5%. Substantially all of the Dockers sales and Fiscal 2002 Nautica sales are of footwear marketed under brands for which Genesco has an exclusive footwear license. See “Trademarks and Licenses.”

Dockers. In 1991, Levi Strauss & Co. granted the Company the exclusive license to market men’s footwear under the Dockers brand name in the United States. The Dockers brand name is well recognized in the men’s casual fashion industry. The Company uses the Dockers brand name to market a line of comfortable, moderately-priced, casual and dress casual lifestyle footwear. Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $94.

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

Manufacturing and Sourcing

The Company relies primarily on independent third-party manufacturers for production of its footwear products. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan, India and Portugal.

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

Trademarks and Licenses

The Company owns its Johnston & Murphy footwear brand through a wholly-owned subsidiary. The Dockers brand footwear line, introduced in Fiscal 1993, is sold under a license agreement. The Dockers license agreement expires on December 31, 2004 with an option to renew through December 31, 2008. Net sales of Dockers products were $60 million in Fiscal 2004 and $78 million in Fiscal 2003. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2004.

Backlog

Most of the Company’s orders are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 27, 2004, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $15.3 million, compared to approximately $17.5 million on March 29, 2003. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

Employees

Genesco had approximately 6,200 employees at January 31, 2004, approximately 6,110 of whom were employed in operations and 90 in corporate staff departments. Retail footwear stores employ a substantial number of part-time employees and approximately 3,250 of the Company’s employees were part-time.

Properties

At January 31, 2004, the Company operated 1,046 retail footwear stores and leased departments throughout the United States and Puerto Rico. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased. The Company’s two leased departments are operated under agreements which are generally terminable by department stores upon short notice.

The Company operates three distribution centers (all of which are owned) aggregating approximately 700,000 square feet. All of the facilities are located in Tennessee. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 60% of a 295,000 square foot building.

The lease on the Company’s Nashville, Tennessee office expires in 2007. The Company believes that all leases (other than the long-term Nashville lease) of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

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

ITEM 2, PROPERTIES

See Item 1.

ITEM 3, LEGAL PROCEEDINGS

New York State Environmental Proceedings

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $5.1 million to $5.3 million, $4.1 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter.

The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Village of Garden City has proposed the installation at the supply wells of enhanced treatment measures at an estimated cost of approximately $1.1 million. The Company is assessing the Garden City proposal for feasibility and cost-effectiveness as it continues to analyze the extent of its responsibility with respect to the wells. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order.

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

On June 29, 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, had previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. In the fourth quarter of Fiscal 2004, the Company proposed and provided for costs associated with certain enhancements to the system. Management cannot reasonably estimate the range of costs associated with future remediation of the site or predict whether it will have a material effect on the Company’s financial condition or results of operations.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon primarily seeking to require the Company to remediate lake sediment contamination at the site. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.4 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City’s lawsuit has been dismissed with prejudice.

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

In March 2002, the Company was named a defendant in Lemelson Medical, Education & Research Foundation Limited Partnership v. Federal Express Corporation, et al., in the U. S. District Court for the District of Arizona. The case is one of a number of similar cases alleging patent infringement against users of bar code technology. The case was stayed prior to any discovery pending the outcome of suits in the Federal District Court in Nevada which challenge the validity of the subject patents. The complaint seeks injunctive relief and unspecified damages. In January 2004, the Nevada District Court ruled the patents unenforceable. The Company intends to defend the matter vigorously if the Nevada District Court decision does not result in its dismissal.

SEC Matter

The Company discovered, investigated, publicly announced and self-reported to the Securities and Exchange Commission in December 2001 certain accounting errors relating to the timing of certain shipments of Johnston & Murphy products. By letter dated March 4, 2003, the staff of the Commission advised the Company that it intended to recommend that the Commission institute a cease and desist proceeding against the Company under the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 in connection with the errors. On December 19, 2003, the Commission entered an administrative order whereby, without admitting or denying the Commission’s findings, the Company agreed to cease and desist from committing or causing any violations under the relevant sections of the Securities Exchange Act and regulations thereunder.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualify. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:

Ben T. Harris, 60, Chairman. Mr. Harris joined the Company in 1967 and in 1980 was named manager of the leased department division of the Jarman Shoe Company. In 1991, he was named president of the Jarman Shoe Company and in 1995 was named president of Retail Footwear, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Harris was named executive vice president — operations in January 1996. He was named president and chief operating officer and a director of the Company as of November 1, 1996 and was named chief executive officer as of February 1, 1997. Mr. Harris was named chairman as of November 4, 1999.

Hal N. Pennington, 66, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 42 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He has responsibility for operational support functions including human resources and information systems, in addition to oversight of the Company’s operating divisions. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002.

James S. Gulmi, 58, Senior Vice President – Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president - finance in January 1996.

James C. Estepa, 52, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.

Jonathan D. Caplan, 50, Senior Vice President. Mr. Caplan rejoined the Company in October 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president in November 2003. Mr. Caplan joined the Company in June 1992 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

John W. Clinard, 56, Vice President – Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 32 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000.

Roger G. Sisson, 40, Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.

Mimi Eckel Vaughn, 37, Vice President of Strategy and Business Development. Ms. Vaughn joined the Company in September 2003 in her current position. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a senior engagement manager at McKinsey and Company in Atlanta. Prior to joining McKinsey, she held various corporate finance positions at Goldman, Sachs & Co., Wasserstein Perella & Co. Inc. and Drexel Burnham Lambert.

Matthew N. Johnson, 39, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

Paul D. Williams, 49, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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

Fiscal Year ended February 1

		High	Low
2003	1st Quarter	$28.30	$22.60
	2nd Quarter	26.00	13.10
	3rd Quarter	16.42	10.65
	4th Quarter	21.22	15.68

Fiscal Year ended January 31

		High	Low
2004	1st Quarter	$17.19	$11.82
	2nd Quarter	19.30	13.63
	3rd Quarter	19.63	15.90
	4th Quarter	19.83	14.30

There were approximately 5,600 common shareholders of record on April 2, 2004.

The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Item 7 and Notes 5 and 7 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2004	2003	2002	2001	2000
Results of Operations Data
Net sales	$837,379	$828,307	$746,157	$679,337	$552,440
Depreciation	21,835	19,314	16,239	13,200	10,514
Earnings before interest and taxes	52,622	66,694	63,428	60,187	46,969
Pretax earnings from continuing operations	45,333	58,824	55,864	52,987	40,982
Earnings from continuing operations	29,618	36,445	38,323	32,831	25,335
Discontinued operations (net of tax)	(888)	(165)	(1,253)	(3,233)	587

Net earnings	$28,730	$36,280	$37,070	$29,598	$25,922

Per Common Share Data
Earnings from continuing operations
Basic	$1.35	$1.66	$1.74	$1.51	$1.12
Diluted	1.31	1.47	1.54	1.35	1.03
Discontinued operations
Basic	(.04)	(.01)	(.06)	(.15)	.03
Diluted	(.04)	.00	(.05)	(.12)	.02
Net earnings
Basic	1.33	1.65	1.68	1.36	1.14
Diluted	1.29	1.47	1.49	1.23	1.05

Balance Sheet Data
Total assets	$430,187	$419,073	$363,554	$352,163	$301,165
Long-term debt	86,250	103,245	103,245	103,500	103,500
Non-redeemable preferred stock	7,580	7,599	7,634	7,721	7,882
Common shareholders’ equity	208,018	175,180	153,553	130,504	100,360
Additions to property and equipment	19,521	36,276	43,723	34,735	22,312

Financial Statistics
Earnings before interest and taxes as a percent of net sales	6.3%	8.1%	8.5%	8.9%	8.5%
Book value per share	$9.58	$8.06	$7.03	$6.02	$4.73
Working capital	$191,324	$178,327	$162,649	$144,926	$138,007
Current ratio	3.1	3.0	3.2	2.5	2.8
Percent long-term debt to total capitalization	28.6%	36.1%	39.0%	42.8%	48.9%

Other Data (End of Year)
Number of retail outlets*	1,046	991	908	836	679
Number of employees	6,200	5,700	5,325	4,700	4,250

*Includes Nautica Retail leased departments of 57 and 47 in Fiscal 2001 and 2000, respectively.

Reflected in earnings from continuing operations for Fiscal 2004, 2003, 2002 and 2001 were restructuring and other charges of $0.9 million, $2.5 million, $5.1 million and $4.4 million, respectively, including $0.3 million and $1.0 million included in gross margin in Fiscal 2002 and 2001, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding these charges.

Reflected in earnings from continuing operations for Fiscal 2004 and 2002 was a tax benefit of $1.1 million and $3.5 million, respectively, resulting from the reversal of previously accrued income taxes.

Long-term debt includes current obligations. In June 2003, the Company issued $86.3 million of 4 1/8% convertible subordinated debentures due 2023. The Company used the proceeds plus additional cash to pay off $103.2 million of its 5 1/2% convertible subordinated notes which resulted in a $2.6 million loss on the early retirement of debt reflected in earnings from continuing operations for Fiscal 2004.

The Company has not paid dividends on its Common Stock since 1973. See Notes 5 and 7 to the Consolidated Financial Statements for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading retailer and wholesaler of branded footwear, operating 1,046 retail footwear stores and leased departments throughout the United States and Puerto Rico as of January 31, 2004. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to nearly 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation, a leading retailer of licensed and branded headwear operating 481 stores at January 31, 2004. See “Significant Developments.”

During Fiscal 2004, the Company operated four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

The Journeys retail footwear stores sell footwear primarily for 12 - 19 year old young men and women. The stores average approximately 1,600 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet.

The Underground Station/Jarman retail footwear stores sell footwear primarily for men in the 20 - 35 age group. For Fiscal 2004, 23% of sales in Underground Station stores were women’s shoes. The Company plans to expand and improve its women’s business in Underground Station stores. The Underground Station/Jarman stores average approximately 1,500 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores over the next twelve months subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The remaining 62 Jarman stores will be converted to Underground Station stores as quickly as it is financially feasible, subject to landlord approval.

Johnston & Murphy retail stores sell a broad range of men’s dress and casual footwear and accessories to business and professional consumers primarily between the ages of 25 and 54. These stores average approximately 1,300 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear in factory stores located in factory outlet malls. These stores are approximately 2,400 square feet.

The Company was granted the exclusive license to market men’s footwear under the Dockers brand name in 1991. The Dockers license agreement expires on December 31, 2004 with a Company option to renew through December 31, 2008. The Company uses the Dockers name to market casual and dress casual footwear through many of the same national retail chains that carry Dockers slacks and sportswear. The factors reflected in the sales decline of Dockers for Fiscal 2004 included a decline in sales in certain accounts reflecting strategic decisions to change their product offering to include more private label goods, fewer close out shipments than last year, lower than expected sell-throughs in one of Dockers Footwear’s product lines in the first half of this year and retailers’ reducing orders in response to the economic environment.

Net sales increased 1.1% during Fiscal 2004 compared to the prior year. The increase was driven by the addition of new stores that offset a decline in same store sales and decreased revenue in our wholesale businesses. The Company believes the same store sales decline was primarily due to a fashion trend that favored lower-priced product categories in Journeys and, to a lesser extent, Underground Station, offset in part by increased unit sales. During Fiscal 2004, Johnston & Murphy focused on brand profitability and gross margin rather than sales growth. Sales decreased from the prior year due to the Company’s pricing strategy and decreased wholesale sales. Docker’s Footwear sales reflect the challenging conditions in the men’s moderately-priced casual shoe market, a preference for private label versus branded products by certain customers and poor customer reception for one product line early in the fiscal year. Gross margin decreased as a percentage of sales during Fiscal 2004 primarily due to markdowns and the adverse effect of the strengthening euro on product cost in our Johnston & Murphy division. If the average exchange rate for the euro remained at the same levels for each quarter of Fiscal 2004 compared to Fiscal 2003, the Company estimates gross margin would have increased approximately $5.6 million.

The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comp store sales and 4) increasing operating margin. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” below. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys and Underground Station) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results. For example, management believes that a fashion trend favoring generally lower-priced fashion athletic shoes over the more expensive utility styles that had been popular with consumers for many years resulted in lower average selling prices and lower comparable sales, despite increases in comparable store units sold in its Journeys division in Fiscal 2004. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences.

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements (and statements other than those made solely with respect to historical fact and those regarding our intent, belief or expectations). Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity and capital resources. These factors (some of which are beyond the Company’s control) include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy or changes in fashions or tastes that the Company fails to anticipate or respond to appropriately, which could lead to lower than expected sales and product margins and, consequently, profits.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels and to identify and timely obtain new locations at acceptable expense levels.

•	The ability to negotiate acceptable arrangements for closing or converting Jarman stores.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 12 to the Consolidated Financial Statements.

•	The Company’s ability to integrate Hat World Corporation’s business successfully and timely.

Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.

Significant Developments

Hat World Acquisition

On February 5, 2004, the Company announced it had signed a definitive agreement to acquire Hat World Corporation. On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $177 million, including adjustments for $11 million of net cash acquired and for working capital and certain tax benefits, subject to further post-closing adjustments. Hat World is a leading specialty retailer of licensed and branded headwear. As of January 31, 2004, it operated 481 stores across the U.S. under the Hat World, Lids, Hat Zone and Cap Factory names. The Company believes the acquisition will enhance its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100 million five year term loan and the balance from cash on hand. In connection with the transaction, the Company entered into new credit facilities totaling $175 million with 10 banks, led by Bank of America, N.A., as Administrative Agent, to fund a portion of the purchase price and to replace its existing revolving credit facility.

Impairment and Other Charges

The Company recorded a pretax charge to earnings of $1.0 million ($0.6 million net of tax) in the fourth quarter of Fiscal 2004. The charge includes $2.8 million in asset impairments related to 59 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, most of which are Jarman stores. The charge is net of recognition of $1.8 million of excess restructuring provisions relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was legally obtained.

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge includes $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, the payments included in the restructuring provision related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these costs relate to the Johnston & Murphy division.

4 1/8% Convertible Subordinated Debentures due 2023

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. During the second quarter ended August 2, 2003, the Company used the net proceeds of $83 million and approximately $23 million in additional cash to repay all of the Company’s 5 1/2% convertible subordinated notes due 2005, including accrued interest payable and expenses incurred in connection therewith resulting in a loss on early retirement of debt of $2.6 million ($1.6 million redemption premium and $1.0 million write-off of unamortized deferred note expense) reflected in the Company’s second quarter results. See Note 5 to the Consolidated Financial Statements for additional information.

Minimum Pension Liability Adjustment

The return on pension plan assets was a gain of $15.9 million for Fiscal 2004 compared to a loss last year of $6.5 million. The interest rate used to measure benefit obligations decreased from 6.625% to 6.125% in Fiscal 2004. In addition, the Company contributed $6.0 million to the pension plan this year compared to $3.3 million last year. Plan assets were less than the accumulated benefit obligation, resulting in a pension liability of $25.6 million on the balance sheet compared to $34.3 million last year and a minimum pension liability credit adjustment of $4.3 million (net of tax) in other comprehensive income in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.

Share Repurchase Program

In total, the Company’s board of directors has authorized the repurchase of 7.5 million shares of the Company’s common stock since the third quarter of Fiscal 1999. As of January 31, 2004, the Company had repurchased 7.1 million shares at a cost of $71.3 million pursuant to all authorizations. The board of directors has suspended any additional repurchases at this time.

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

The Nautica footwear business contributed sales of approximately $6.1 million and an operating loss of $0.6 million in Fiscal 2002.

Discontinued Operations

In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York. See Note 12 to the Consolidated Financial Statements.

In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations, including $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs of a remedial investigation and feasibility study at its former knitting mill in New York. See Note 12 to the Consolidated Financial Statements.

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.4 million toward sediment removal in a lake adjacent to the Company’s former Volunteer Leather tannery in Whitehall, Michigan. See Note 12 to the Consolidated Financial Statements. The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

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

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at January 31, 2004.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 12 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $1.4 million reflected in Fiscal 2004, $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical returns and future expectations of asset returns. Over the 10-year period ending December 31, 2003, the compound annual returns of the portfolio have averaged 8.8%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company lowered this assumption by 0.25%, from 8.50% last year, to 8.25% this year. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% International equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2004, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.

Discount Rate - Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 6.125%, 6.625% and 7.375% for Fiscal 2004, 2003 and 2002, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. For Fiscal 2004, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.2 million and the accumulated benefit obligation would have decreased by $5.0 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $5.5 million and the accumulated benefit obligation would have increased by $5.4 million.

Amortization of Gains and Losses - The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. For Fiscal 2004, the Company had unrecognized actuarial losses of $46 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently seven (7) years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

The Company recognized expense for its defined benefit pension plans of $4.3 million, $1.3 million and $1.1 million in Fiscal 2004, 2003 and 2002, respectively. Our pension expense is expected to increase in Fiscal 2005 by approximately $1.3 million due to the recognition of actuarial losses.

Results of Operations — Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales for Fiscal 2004 increased 1.1% to $837.4 million from $828.3 million in Fiscal 2003. Gross margin decreased 0.3% to $388.8 million in Fiscal 2004 from $390.1 million in Fiscal 2003 and decreased as a percentage of net sales from 47.1% to 46.4%. Selling and administrative expenses in Fiscal 2004 increased 3.7% from Fiscal 2003 and increased as a percentage of net sales from 38.7% to 39.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2004 were $45.3 million compared to $58.8 million for Fiscal 2003. Pretax earnings for Fiscal 2004 included restructuring and other charges of $0.9 million, primarily for asset impairments offset by excess provisions relating to facility shutdown costs recorded in Fiscal 2002. In addition, Fiscal 2004 includes a $2.6 million loss on early retirement of debt. See “Significant Developments.” Pretax earnings for Fiscal 2003 included restructuring and other charges of $2.5 million, primarily for asset impairments. See “Significant Developments.”

Net earnings for Fiscal 2004 were $28.7 million ($1.29 diluted earnings per share) compared to $36.3 million ($1.47 diluted earnings per share) for Fiscal 2003. Net earnings for Fiscal 2004 included a $0.9 million ($0.04 diluted earnings per share) charge to earnings (net of tax) for environmental clean-up costs at the Company’s former Volunteer Leather tannery in Whitehall, Michigan and for additional anticipated costs for a remedial investigation and feasibility study at a former knitting mill in New York. Net earnings for Fiscal 2003 included a $0.2 million ($0.00 diluted earnings per share) charge to earnings (net of tax) for additional anticipated costs at the former knitting mill in New York. The Company recorded an effective federal income tax rate of 34.7% for Fiscal 2004 compared to 38.0% for Fiscal 2003. The year-to-year change reflects the Company’s determination in Fiscal 2004 that approximately $1.1 million of previously accrued income taxes were no longer required. Because this amount was reflected as current year income tax benefit for Fiscal 2004, it reduced the Company’s effective federal income tax rate for Fiscal 2004.

Journeys

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$468,919	$436,498	7.4%
Operating income	$54,823	$53,214	3.0%
Operating margin	11.7%	12.2%

Net sales from Journeys increased 7.4% for Fiscal 2004 compared to Fiscal 2003. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) offset by a 1% decrease in comparable store sales. Gross margin as a percentage of net sales for Journeys was flat with the previous year. The average price per pair of shoes decreased 7% in Fiscal 2004, primarily reflecting fashion-related changes in product mix and increased markdowns. Footwear unit sales increased 12%, primarily reflecting the increase in average stores operated. Management expects results for Fiscal 2005 to reflect expected improvement in the retail environment and expected acceptance of new products. The store count for Journeys was 665 stores at the end of Fiscal 2004, including 40 Journeys Kidz stores, compared to 614 Journeys stores at the end of Fiscal 2003, including 35 Journeys Kidz stores.

Journeys operating income for Fiscal 2004 increased 3.0% to $54.8 million, compared to $53.2 million for Fiscal 2003, primarily reflecting the increase in sales.

Underground Station/Jarman Group

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$147,812	$147,926	(0.1)%
Operating income	$8,156	$12,096	(32.6)%
Operating margin	5.5%	8.2%

Net sales from the Underground Station/Jarman Group decreased 0.1% for Fiscal 2004 compared to Fiscal 2003, reflecting a 6% decrease in comparable store sales offset by a 3% increase in average stores operated. The average price per pair of shoes decreased 7% in Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 4% during the same period. The Company expects to expand and improve the women’s business in Underground Station, which was 23% of Underground Station sales in Fiscal 2004. In order to accomplish this, the Company is implementing a number of merchandising initiatives to make Underground Station stores more appealing to women and adding to its buying staff for women. Underground Station/Jarman Group operated 233 stores at the end of Fiscal 2004, including 137 Underground Station stores. During Fiscal 2004, eight Jarman stores were converted to Underground Station stores. The Company had operated 229 stores at the end of Fiscal 2003, including 114 Underground Station stores.

Underground Station/Jarman Group operating income for Fiscal 2004 was down 32.6% to $8.2 million compared to $12.1 million for the same period last year. The decrease was due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased markdowns, and to increased expenses as a percentage of net sales. Lower bonus accruals have been more than offset by higher store occupancy costs.

Johnston & Murphy

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$160,095	$165,269	(3.1)%
Operating income	$4,018	$9,270	(56.7)%
Operating margin	2.5%	5.6%

Johnston & Murphy net sales decreased 3.1% to $160.1 million for Fiscal 2004 from $165.3 million for Fiscal 2003, reflecting primarily a 12% decrease in Johnston & Murphy wholesale sales and a 1% decrease in comparable sales for Johnston & Murphy retail operations. The Company made a strategic decision last year to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Retail operations accounted for 73.8% of Johnston & Murphy segment sales in Fiscal 2004, up from 71.2% in Fiscal 2003 primarily due to decreased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 1% in Fiscal 2004, reflecting primarily increased markdowns and changes in product mix, while footwear unit sales increased 1% during the same period. The average price per pair of shoes in the full-service retail shops increased 3%; average price per pair of shoes in factory stores decreased 10%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2004 and 2003 included 148 Johnston & Murphy stores and factory stores. Unit sales for the Johnston & Murphy wholesale business decreased 10% in Fiscal 2004, while the average price per pair of shoes increased 2% for the same period, reflecting primarily mix changes.

Johnston & Murphy operating income for Fiscal 2004 decreased 56.7% to $4.0 million from $9.3 million for Fiscal 2003, primarily due to decreased wholesale sales, decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of product related to changes in the euro-dollar exchange rate, and to slightly increased expenses as a percentage of net sales.

Dockers Footwear

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$60,274	$78,497	(23.2)%
Operating income	$4,548	$8,506	(46.5)%
Operating margin	7.5%	10.8%

Dockers Footwear’s net sales decreased 23.2% to $60.3 million for Fiscal 2004 from $78.5 million for Fiscal 2003. Factors reflected in the sales decline included a decline in sales in certain accounts reflecting strategic decisions to change their product offering to include more private label goods, fewer close out shipments than last year, lower than expected sell-throughs in one of Dockers Footwear’s product lines in the first half of this year and retailers’ reducing orders in response to the economic environment. Unit sales for Dockers Footwear decreased 22% for Fiscal 2004 and the average price per pair of shoes decreased 3% for the same period, reflecting changes in sales mix

Dockers Footwear’s operating income for Fiscal 2004 decreased 46.5% from $8.5 million for Fiscal 2003 to $4.5 million, primarily due to lower net sales, decreased gross margin as a percentage of net sales and increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2004 were $18.9 million compared to $16.4 million for Fiscal 2003. This year’s corporate and other expenses included $0.9 million in restructuring and other charges and a $2.6 million charge for the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005. Corporate and other expenses in Fiscal 2003 included $2.5 million in restructuring and other charges and $0.6 million of expenses relating to consideration of a possible strategic acquisition and severance charges. Excluding the listed items from both periods, corporate and other expenses were $15.4 million in Fiscal 2004 versus $13.2 million in Fiscal 2003, an increase of 16.9%. The increase is attributable primarily to increased expenses related to the Company’s new distribution center, which began limited operations in the second quarter of Fiscal 2003, partially offset by lower bonus accruals.

Interest expense decreased 7.5% from $8.5 million in Fiscal 2003 to $7.9 million in Fiscal 2004, due to the decrease in interest rates on the Company’s long-term debt from 5 1/2% on $103 million borrowings to 4 1/8% on $86 million borrowings. There were no borrowings under the Company’s revolving credit facility during Fiscal 2004. Borrowings under the Company’s revolving credit facility averaged less than $0.1 million for Fiscal 2003.

Interest income decreased 9.1% from $0.7 million in Fiscal 2003 to $0.6 million in Fiscal 2004, due to decreases in interest rates which more than offset interest on the cash proceeds of the convertible subordinated debenture offering during the 30-day call period in the second quarter of Fiscal 2004 for the convertible subordinated notes.

Results of Operations — Fiscal 2003 Compared to Fiscal 2002

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

Underground Station/Jarman Group operating income for Fiscal 2003 was $12.1 million compared to $5.3 million for Fiscal 2002 and increased as a percentage of net sales to 8.2% from 4.4% in Fiscal 2002. The increase was due to increased sales, increased gross margin as a percentage of net sales, due primarily to decreased markdowns and decreased expenses as a percentage of net sales.

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

Dockers Footwear

	Fiscal Year Ended		%
	2003	2002	Change
	(dollars in thousands)
Net sales	$78,497	$76,691	2.4%
Operating income	$8,506	$8,001	6.3%
Operating margin	10.8%	10.4%

Dockers Footwear’s net sales increased 2.4% to $78.5 million for Fiscal 2003 from $76.7 million for Fiscal 2002. The sales increase reflected an 11% increase in net sales of Dockers Footwear, offset by the closing of the Nautica Footwear division, which accounted for $6.1 million in sales for Fiscal 2002. Unit sales for Dockers Footwear, including Nautica Footwear in Fiscal 2002, decreased 3% for Fiscal 2003, while the average price per pair of shoes increased 5% for the same period, reflecting the liquidation of Nautica Footwear inventory in connection with the closing of that business in Fiscal 2002. Unit sales for Dockers increased 11% for Fiscal 2003.

Dockers Footwear’s operating income for Fiscal 2003 increased 6.3% from $8.0 million for Fiscal 2002 to $8.5 million. The increase reflected the closing of the Nautica Footwear division, which accounted for a $0.6 million operating loss for Fiscal 2002.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2003 were $16.4 million compared to $15.9 million for Fiscal 2002. Fiscal 2003 corporate and other expenses included $2.5 million in restructuring and other charges and $0.6 million of expenses relating to consideration of a possible strategic acquisition and severance charges. Corporate and other expenses in Fiscal 2002 included $5.4 million in restructuring and other charges and $0.4 million in primarily severance and litigation charges, offset by a $0.3 million gain relating to the Nautica restructuring. Excluding the listed items from both periods, corporate and other expenses were $13.2 million in Fiscal 2003 versus $10.4 million in Fiscal 2002, an increase of 26.3%. The increase is attributable primarily to increased bonus accruals reflecting operating performance for the year and increased expenses related to the Company’s new distribution center, which began operations in the second quarter of Fiscal 2003.

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

Interest income decreased 41% from $1.1 million in Fiscal 2002 to $0.7 million in Fiscal 2003, due to decreases in interest rates.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	Jan. 31,	Feb. 1,	Feb. 2,
	2004	2003	2002
	(dollars in millions)
Cash and cash equivalents	$81.5	$55.9	$46.4
Working capital	$191.3	$178.3	$162.6
Long-term debt	$86.3	$103.2	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $65.6 million in Fiscal 2004 compared to $42.5 million in Fiscal 2003. The $23.1 million increase in cash flow from operating activities reflects primarily an increase in cash flow from changes in inventory, accounts receivable and other accrued liabilities of $27.2 million, $6.2 million and $4.8 million, respectively. The $27.2 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a reduction in the wholesale inventory as the Company tried to align its inventories more closely with sales growth. The $6.2 million improvement in cash flow from accounts receivable was due to the lower wholesale sales. The $4.8 million improvement in cash flow from other accrued liabilities was due to increased tax accruals due to lower tax payments of $5.4 million compared to Fiscal 2003.

These increases were offset in part by a $7.8 million decrease in cash flow from changes in accounts payable primarily due to changes in buying patterns and a $7.6 million decrease in net earnings.

The $1.4 million decrease in inventories at January 31, 2004 from February 1, 2003 levels primarily reflects decreases in wholesale inventory.

Accounts receivable at January 31, 2004 decreased $6.6 million compared to February 1, 2003, primarily due to decreased wholesale sales.

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

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2004	2003	2002
	(in thousands)
Accounts payable	$4,305	$12,142	$(14,382)
Accrued liabilities	2,038	(2,731)	(16,597)

	$6,343	$9,411	$(30,979)

The differences in accounts payable for Fiscal 2004 from Fiscal 2003 and for Fiscal 2003 from Fiscal 2002 are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in accrued liabilities in Fiscal 2004 was due primarily to increased tax accruals offset by lower bonus and interest accruals. The change in accrued liabilities in Fiscal 2003 was due primarily to discontinued operations payments.

There were no revolving credit borrowings during Fiscal 2004 compared to average borrowings of less than $0.1 million for Fiscal 2003, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures during Fiscal 2004. The Company had a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. In connection with the Company’s acquisition of Hat World Corporation, the

Company entered into a new revolving credit agreement with ten banks, providing for a $100 million five year term loan and revolving loans or letters of credit of up to $75 million.

The following tables set forth aggregate contractual obligations and commitments as of January 31, 2004, excluding contractual interest obligations.

(in thousands)	Payments Due by Period
					More
		Less than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-Term Debt	$86,250	$-0-	$-0-	$-0-	$86,250
Capital Lease Obligations	25	1	2	2	20
Operating Lease Obligations	478,722	73,857	143,672	120,595	140,598
Purchase Obligations*	131,841	131,841	-0-	-0-	-0-
Other Long-Term Liabilities**	1,955	166	393	393	1,003

Total Contractual Obligations	$698,793	$205,865	$144,067	$120,990	$227,871

(in thousands)	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1-3	3-5	than 5
Commercial Commitments	Committed	year	years	years	years
Letters of Credit	$8,150	$8,150	$-0-	$-0-	$-0-

Total Commercial Commitments	$8,150	$8,150	$-0-	$-0-	$-0-

*Open purchase orders for inventory.

**Other Long-Term Liabilities include a $25.6 million pension liability. There is no required contribution for the pension plan in Fiscal 2005. However, management expects the Company to make a $3.2 million contribution, subject to approval of the board of directors.

Capital Expenditures

Capital expenditures were $19.5 million, $36.3 million and $43.7 million for Fiscal 2004, 2003 and 2002, respectively. The $16.8 million decrease in Fiscal 2004 capital expenditures as compared to Fiscal 2003 resulted primarily from expenditures for the new distribution center which began operations in Fiscal 2003. The $7.4 million decrease in Fiscal 2003 capital expenditures as compared to Fiscal 2002 resulted primarily from a decrease in retail store capital expenditures due to a smaller net increase in new store openings in Fiscal 2003 compared to Fiscal 2002.

Total capital expenditures in Fiscal 2005 are expected to be approximately $41 million. These include expected retail capital expenditures of $32 million to open approximately 50 Journeys stores, three Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores, 25 Underground Station stores, and 46 Lids stores and to complete 46 major store renovations, including five conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal

2005 for wholesale operations and other purposes are expected to be approximately $9 million, including approximately $2.4 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company used proceeds from the $100 million term loan (see below) and cash on hand to purchase Hat World Corporation for a total purchase price of approximately $177 million, including adjustments for $11 million of net cash acquired. See Note 15 to the Consolidated Financial Statements. The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2005. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $0.8 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There are 398,300 shares remaining to be repurchased under these authorizations as of January 31, 2004. Any purchases would be funded from available cash. However, the board of directors has suspended any additional repurchases at this time. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has repurchased 116,800 shares this year at a cost of $1.9 million as of January 31, 2004.

There were $8.2 million of letters of credit outstanding under the Company’s former revolving credit agreement at January 31, 2004, leaving availability under the revolving credit agreement of $66.8 million. The revolving credit agreement required the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at January 31, 2004.

The Company’s revolving credit agreement restricted the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At January 31, 2004, $47.7 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $294,000.

Effective as of April 1, 2004, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing for a $100 million five year term loan and a revolving credit facility of $75 million. The proceeds of the term loan were used to fund a portion of the purchase price for the Hat World acquisition. The revolving credit facility is available for working capital and general corporate purposes, and provides for the issuance of commercial and standby letters of credit.

Quarterly principal amortization of the term loan commences during the fourth quarter of the Company’s 2005 fiscal year, and the final maturity of the term loan and the revolving credit facility occurs on April 1, 2009. Mandatory prepayments are required in connection with certain asset dispositions, debt issuances and equity issuances. Interest and fees are determined according to a price grid providing margins over LIBOR and an alternate base rate. The applicable margins are determined by the Company’s leverage (debt to EBITDAR) ratio.

These credit facilities are guaranteed by each subsidiary of the Company whose assets exceed 5% of the consolidated assets of the Company and its subsidiaries or whose revenue or net income exceeds 10% of the consolidated net income of the Company and its subsidiaries. These credit facilities are secured by substantially all of the material assets of the Company and the guarantors.

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof).

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 12 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $1.4 million reflected in Fiscal 2004, $0.3 million reflected in Fiscal 2003 and $2.0 million reflected in Fiscal 2002. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at January 31, 2004. Consequently, the Company considers the interest rate market risk implicit in these investments at January 31, 2004 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At January 31, 2004, the Company had $6.6 million of forward foreign exchange contracts for Euro. The unrealized gain on contracts outstanding at January 31, 2004 was $0.8 million based on current spot rates. As of January 31, 2004, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.4 million.

Accounts Receivable — The Company’s accounts receivable balance at January 31, 2004 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for $1.6 million, or 13%, and another customer accounted for $1.3 million, or 11% of the Company’s trade accounts receivable balance as of January 31, 2004. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company specific information.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at January 31, 2004, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005.

New Accounting Principles

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company’s variable interests. The Interpretation is effective (1) immediately for VIE’s created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIE’s created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 is expected to have no impact on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board issued a revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” which contains additional disclosure requirements and also requires interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The additional disclosures were added to assist users of financial statements with a) evaluating plan assets and the expected long-term rate of return used in determining net pension cost, b) evaluating the employer’s obligations under pension plans and the effects of those obligations on the employer’s future cash flows, and c) estimating the potential impact of net pension costs on future net income. The provisions of SFAS 132 as revised is effective for fiscal years ending after December 15, 2003. The Company has adopted this Statement effective for Fiscal 2004. For additional information, see Note 9 to the Company’s Consolidated Financial Statements.

In November 2002, the EITF issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased unless the cash consideration received from vendors represents a reimbursement of specific, incremental, identifiable costs incurred by the customer in selling the vendor’s products or services, in which case the reimbursement should be characterized as a reduction of that cost during the period that the cost is incurred. If the amount of consideration received from a vendor exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company adopted this statement effective beginning the first quarter of Fiscal 2004. The adoption did not have a material impact on its results of operations or financial condition, because the Company has historically accounted for its consideration received from vendors in a manner consistent with the provisions of Consensus No. 02-16.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholders of Genesco Inc.

We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2004,
except for the last paragraph in Note 15,
as to which the date is March 15, 2004

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$81,549	$55,929
Accounts receivable, net of allowances of $3,334 in 2004 and $2,434 in 2003	12,515	19,412
Inventories	167,234	168,622
Deferred income taxes	7,633	9,071
Prepaids and other current assets	14,835	13,559

Total current assets	283,766	266,593

Property and equipment:
Land	4,856	4,913
Buildings and building equipment	13,917	13,967
Machinery	45,174	41,712
Furniture and fixtures	45,305	42,364
Construction in progress	3,469	9,338
Improvements to leased property	104,941	99,048

Property and equipment, at cost	217,662	211,342
Accumulated depreciation	(95,995)	(83,800)

Property and equipment, net	121,667	127,542

Deferred income taxes	18,137	20,625
Other noncurrent assets	6,617	4,313

Total Assets	$430,187	$419,073

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$47,921	$43,660
Accrued rent	11,636	10,072
Accrued income taxes	8,689	4,478
Accrued employee compensation	6,284	10,770
Accrued other taxes	5,055	5,009
Other accrued liabilities	11,100	12,389
Provision for discontinued operations	1,757	1,888

Total current liabilities	92,442	88,266

Long-term debt	86,250	103,245
Pension liability	25,617	34,349
Other long-term liabilities	9,014	9,727
Provision for discontinued operations	1,266	707

Total liabilities	214,589	236,294

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,580	7,599
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: January 31, 2004 – 22,211,661/21,723,197 February 1, 2003 – 22,221,566/21,733,102	22,212	22,222
Additional paid-in capital	96,612	97,488
Retained earnings	132,215	103,779
Accumulated other comprehensive loss	(25,164)	(30,452)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	215,598	182,779

Total Liabilities and Shareholders’ Equity	$430,187	$419,073

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2004	2003	2002
Net sales	$837,379	$828,307	$746,157
Cost of sales	448,601	438,231	397,212
Selling and administrative expenses	332,674	320,833	280,712
Restructuring and other charges, net	901	2,549	4,805

Earnings from operations	55,203	66,694	63,428

Loss on early retirement of debt	2,581	-0-	-0-
Interest expense, net:
Interest expense	7,902	8,544	8,698
Interest income	(613)	(674)	(1,134)

Total interest expense, net	7,289	7,870	7,564

Earnings before income taxes from continuing operations	45,333	58,824	55,864
Income taxes	15,715	22,379	17,541

Earnings from continuing operations	29,618	36,445	38,323
Discontinued operations:
Provision for future losses	(888)	(165)	(1,253)

Net Earnings	$28,730	$36,280	$37,070

Basic earnings per common share:
Continuing operations	$1.35	$1.66	$1.74
Discontinued operations	$(.04)	$(.01)	$(.06)
Net earnings	$1.31	$1.65	$1.68
Diluted earnings per common share:
Continuing operations	$1.33	$1.47	$1.54
Discontinued operations	$(.04)	$0.00	$(.05)
Net earnings	$1.29	$1.47	$1.49

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,730	$36,280	$37,070
Tax benefit of stock options exercised	69	516	1,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,835	19,314	16,239
Deferred income taxes	259	2,362	6,071
Provision for losses on accounts receivable	271	55	(263)
Impairment of long-lived assets	2,841	2,373	1,010
Loss on retirement of debt	959	-0-	-0-
Restructuring charge (gain)	(1,940)	176	4,117
Provision for discontinued operations	1,433	267	2,008
Other	1,235	1,088	1,039
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	6,564	390	3,515
Inventories	1,388	(25,766)	(8,941)
Other current assets	(1,276)	(1,127)	(1,911)
Accounts payable	4,305	12,142	(14,382)
Other accrued liabilities	2,038	(2,731)	(16,597)
Other assets and liabilities	(3,085)	(2,824)	(5,110)

Net cash provided by operating activities	65,626	42,515	25,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,521)	(36,276)	(43,723)
Proceeds from sale of property and equipment	683	93	436

Net cash used in investing activities	(18,838)	(36,183)	(43,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(103,245)	-0-	-0-
Long-term borrowings	86,250	-0-	-0-
Stock repurchases	(1,901)	(4,044)	(4,826)
Change in overdraft balances	(44)	5,405	2,903
Dividends paid	(294)	(294)	(294)
Options exercised and shares issued in employee stock purchase plan	1,028	2,147	6,890
Deferred financing costs	(2,961)	-0-	(386)
Other	(1)	(1)	(1)

Net cash provided by (used in) financing activities	(21,168)	3,213	4,286

Net Cash Flows	25,620	9,545	(13,998)
Cash and cash equivalents at beginning of year	55,929	46,384	60,382

Cash and cash equivalents at end of year	$81,549	$55,929	$46,384

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$8,496	$8,231	$8,156
Income taxes	10,630	16,013	17,749

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Income	Equity
Balance February 3, 2001	$7,721	$22,150	$95,194	$(17,857)	$31,017	$-0-		$138,225

Net earnings	-0-	-0-	-0-	-0-	37,070	-0-	$37,070	37,070
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	391	5,919	-0-	-0-	-0-	-0-	6,310
Issue shares - Employee Stock Purchase Plan	-0-	42	538	-0-	-0-	-0-	-0-	580
Tax effect of exercise of stock options	-0-	-0-	1,138	-0-	-0-	-0-	-0-	1,138
Stock repurchases	-0-	(271)	(4,555)	-0-	-0-	-0-	-0-	(4,826)
Cumulative effect of SFAS No. 133
(net of tax of $0.5 million)	-0-	-0-	-0-	-0-	-0-	808	808	808
Net change in foreign currency forward contracts	-0-	-0-	-0-	-0-	-0-	(906)	(906)	(906)

Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(98)	(98)	(98)
Minimum pension liability adjustment (net of tax benefit of $11.0 million)	-0-	-0-	-0-	-0-	-0-	(17,238)	(17,238)	(17,238)
Other	(87)	19	388	-0-	-0-	-0-	-0-	320

Comprehensive income							19,734

Balance February 2, 2002	7,634	22,331	98,622	(17,857)	67,793	(17,336)		161,187

Net earnings	-0-	-0-	-0-	-0-	36,280	-0-	36,280	36,280
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares - Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	-0-	439	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	-0-	(13,555)	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							23,164

Balance February 1, 2003	7,599	22,222	97,488	(17,857)	103,779	(30,452)		182,779

Net earnings	-0-	-0-	-0-	-0-	28,730	-0-	28,730	28,730
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares - Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax effect of exercise of stock options	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	-0-	985	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	-0-	4,303	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							$34,018

Balance January 31, 2004	$7,580	$22,212	$96,612	$(17,857)	$132,215	$(25,164)		$215,598

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at January 31, 2004 of 1,046 Jarman, Journeys, Journeys Kidz, Johnston & Murphy and Underground Station retail footwear stores and leased departments. The Company ended its license to market footwear under the Nautica label (“Nautica Footwear”), effective January 31, 2001. The Company continued to sell Nautica — branded footwear during the first six months of Fiscal 2002 in order to fill existing customer orders and sell existing inventory (see Note 2).

Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2004, Fiscal 2003 and Fiscal 2002 were 52-week years with 364 days each. Fiscal Year 2004 ended on January 31, 2004, Fiscal Year 2003 ended on February 1, 2003 and Fiscal Year 2002 ended on February 2, 2002.

Financial Statement Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current year presentation.

Use of Estimates

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

Significant areas requiring management estimates or judgements include the following key financial areas:

Inventory Valuation

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

Genesco Inc.
and Subsidiaries
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 12 to the Company’s Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards (SFAS) No. 87, Employer’s Accounting for Pensions. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at January 31, 2004 and February 1, 2003, are cash equivalents of $71.1 million and $47.4 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At January 31, 2004 and February 1, 2003, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $12.0 million and $12.1 million, respectively. These amounts are included in trade accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 13% and another customer accounted for 11% of the Company’s trade receivables balance as of January 31, 2004 and no other customer accounted for more than 8% of the Company’s trade receivables balance as of January 31, 2004.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information as well as company specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

Buildings and building equipment	20-45 years
Machinery	3-10 years
Furniture and fixtures	10 years

Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at January 31, 2004 and February 1, 2003 are:

Fair Values

In thousands		2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term Debt	$86,250	$94,314	$103,245	$107,175

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables, foreign currency hedges and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s long-term debt was based on dealer prices on the respective balance sheet dates.

Postretirement Benefits

Substantially all full-time employees are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act (see Note 9).

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $8.7 million, $6.4 million and $3.9 million for Fiscal 2004, 2003 and 2002, respectively.

Genesco Inc.
and Subsidiaries
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

Preopening Costs

Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Statements of Earnings.

Store Closings and Exit Costs

From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (adopted in Fiscal 2002), and if such closures will result in the exit of a market, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the statement of earnings, if material individually or cumulatively.

Assets related to planned store closures or other exit activities are reflected as assets held for sale and recorded at the lower of carrying value or fair value less costs to sell when the required criteria, as defined by SFAS No. 144, are satisfied. Depreciation ceases on the date that the held for sale criteria are met.

Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates to future cash flows. In any event, the remaining depreciable useful lines are revaluated and adjusted as necessary.

Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (adopted in Fiscal 2003).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $20.3 million, $22.6 million and $21.5 million for Fiscal 2004, 2003 and 2002, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheets included prepaid assets for direct response advertising costs of $0.8 million at January 31, 2004 and February 1, 2003.

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

Cooperative Advertising

Cooperative advertising funds are made available to all of the Company’s retail customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that retail customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Cooperative advertising costs recognized in selling and administrative expenses were $2.5 million, $3.5 million and $3.6 million in Fiscal 2004, 2003 and 2002, respectively. During Fiscal 2004, 2003 and 2002, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Vendor Allowances

From time to time the Company negotiates allowances from its vendors for markdowns taken or expected to be taken. These markdowns are typically negotiated on specific merchandise and for specific amounts. These specific allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Markdown allowances not attached to specific inventory on hand or already sold are applied to concurrent or future purchases from each respective vendor.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.3 million, $2.5 million and $2.3 million for Fiscal 2004, 2003 and 2002, respectively. During Fiscal 2004, 2003 and 2002, the Company’s cooperative advertising reimbursements received were not in excess of the costs being reimbursed.

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
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Capitalized Interest

SFAS No. 34, “Capitalization of Interest Cost,” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $0.4 million and $0.1 million of interest cost in Fiscal 2003 and 2002, respectively, in connection with the Company’s new distribution center.

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 10).

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment and unrealized gains or losses on foreign currency forward contracts to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 31, 2004 consists of $26.5 million of cumulative minimum pension liability adjustments, net of tax, and of cumulative net gains of $1.3 million on foreign currency forward contracts, net of tax.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Note 13).

Derivative Instruments and Hedging Activities

SFAS Nos. 133, 137 and 138 (collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.

Stock Incentive Plans

The Company implemented SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” in the fourth quarter of Fiscal 2003. This statement amends the disclosure provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

As of January 31, 2004, the Company had two fixed stock incentive plans and three restricted stock incentive plans, which are described more fully in Note 11 to the Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans. The compensation cost that has been charged against income for its restricted plans was $0.8 million, $0.7 million and $0.4 million for Fiscal 2004, 2003 and 2002, respectively. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Years
(In thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$28,730	$36,280	$37,070
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	408	381	183
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,320)	(2,171)	(1,921)

Pro forma net income	$26,818	$34,490	$35,332

Earnings per share:
Basic - as reported	$1.31	$1.65	$1.68

Basic - pro forma	$1.22	$1.57	$1.60

Diluted - as reported	$1.29	$1.47	$1.49

Diluted - pro forma	$1.20	$1.41	$1.43

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other New Accounting Principles

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company’s variable interests. The Interpretation is effective (1) immediately for VIE’s created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIE’s created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 is expected to have no impact on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board issued a revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” which contains additional disclosure requirements and also requires interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The additional disclosures were added to assist users of financial statements with a) evaluating plan assets and the expected long-term rate of return used in determining net pension cost, b) evaluating the employer’s obligations under pension plans and the effects of those obligations on the employer’s future cash flows, and c) estimating the potential impact of net pension costs on future net income. The provisions of SFAS 132 as revised is effective for fiscal years ending after December 15, 2003. The Company has adopted this Statement effective for Fiscal 2004. For additional information, see Note 9 to the Company’s Consolidated Financial Statements.

In November 2002, the EITF issued Consensus No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new pronouncement addresses the accounting for cash consideration received by a customer from a vendor and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. This statement requires the above to be treated as a reduction of cost of inventory purchased unless the cash consideration received from vendors represents a reimbursement of specific, incremental, identifiable costs incurred by the customer in selling the vendor’s products or services, in which case the reimbursement should be characterized as a reduction of that cost during the period that the cost is incurred. If the amount of consideration received from a vendor exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company adopted this statement effective beginning the first quarter of Fiscal 2004. The adoption did not have a material impact on its results of operations or financial condition, because the Company has historically accounted for its consideration received from vendors in a manner consistent with the provisions of Consensus No. 02-16.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring Charges and Discontinued Operations

Restructuring and Other Charges

Impairment and Other Charges

The Company recorded a pretax charge to earnings of $1.0 million ($0.6 million net of tax) in the fourth quarter of Fiscal 2004. The charge includes $2.8 million in asset impairments related to 59 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, most of which are Jarman stores. The charge is net of recognition of $1.8 million of excess restructuring provisions relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was legally obtained.

The Company recorded a pretax charge to earnings of $2.5 million ($1.6 million net of tax) in the fourth quarter of Fiscal 2003. The charge includes $2.4 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations can be negotiated, the payments included in the restructuring provision related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these costs relate to the Johnston & Murphy division.

In accordance with Company policy, the Company evaluated assets at these identified stores for impairment when a strategic decision was made during the fourth quarter of Fiscal 2004 and 2003 to pursue the closure of these stores. Assets were determined to be impaired when the revised estimated future cash flows were insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other charges in the accompanying Statements of Earnings.

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

In connection with the plant closing, employee severance and asset impairments, the Company recorded a pretax charge to earnings of $5.4 million ($3.4 million net of tax) in the fourth quarter of Fiscal 2002. The charge included $0.3 million in plant asset write-downs, $3.7 million of other costs, including primarily employee severance and facility shutdown costs and $1.0 million of retail store asset impairments. Also included in the charge was a $0.4 million inventory write-down, primarily related to inventory of product offerings affected by the plant closing, which is reflected in gross margin on the Statements of Earnings.

The Company ended operations in the manufacturing plant during the third quarter of Fiscal 2003.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring Charges and Discontinued Operations, Continued

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

The Nautica footwear business contributed sales of approximately $6.1 million and an operating loss of $0.6 million in Fiscal 2002.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 2, 2002	$1,661	$2,504	$406	$4,571
Additional provision February 1, 2003	106	70	-0-	176
Charges and adjustments, net	(1,344)	354	(406)	(1,396)

Balance February 1, 2003	423	2,928	-0-	3,351
Excess provision August 2, 2003	(132)	(7)	-0-	(139)
Excess provision January 31, 2004	(22)	(1,779)	-0-	(1,801)
Charges and adjustments, net	(215)	(689)	-0-	(904)

Balance January 31, 2004 (included in other accrued liabilities)	$54	$453	$-0-	$507

Discontinued Operations

In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 12).

In the fourth quarter ended February 2, 2002, the Company recorded an additional charge to earnings of $0.9 million ($0.6 million net of tax) reflected in discontinued operations, including $0.5 million for the Michigan site and $0.4 million primarily for additional anticipated costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 12).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring Charges and Discontinued Operations, Continued

In the third quarter ended November 3, 2001, the Company reached an agreement with the Michigan Department of Environmental Quality to contribute a lump sum of $3.4 million toward sediment removal in a lake adjacent to the Company’s former Volunteer Leather tannery in Whitehall, Michigan (see Note 12). The Company recorded an additional charge to earnings of $1.1 million ($0.7 million net of tax) reflected in discontinued operations in the third quarter of Fiscal 2002 to provide for the portion of the settlement payment not provided for in earlier periods.

Accrued Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 2, 2002	$3,918	$5,238	$10	$9,166
Additional provision February 1, 2003	-0-	267	-0-	267
Charges and adjustments, net	(2,485)	(4,373)	20	(6,838)

Balance February 1, 2003	1,433	1,132	30	2,595
Additional provision January 31, 2004	10	1,441	(18)	1,433
Charges and adjustments, net	(1,443)	448	(10)	(1,005)

Balance January 31, 2004*	-0-	3,021	2	3,023
Current Provision for Discontinued Operations	-0-	1,755	2	1,757

Total Noncurrent Provision for Discontinued Operations	$-0-	$1,266	$-0-	$1,266

*Includes $2.6 million environmental provision.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Inventories

In thousands	2004	2003
Raw materials	$142	$662
Wholesale finished goods	28,900	37,387
Retail merchandise	138,192	130,573

Total Inventories	$167,234	$168,622

Note 4
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At January 31, 2004 and February 1, 2003, the Company had approximately $6.6 million and $7.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately one and one half months. The gain based on spot rates under these contracts at January 31, 2004 and February 1, 2003 was $0.8 million and $0.2 million, respectively. For the year ended January 31, 2004, the Company recorded an unrealized gain on foreign currency forward contracts of $1.6 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net-hedging gains will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt

In thousands	2004	2003
5 1/2% convertible subordinated notes due April 2005	$-0-	$103,245
4 1/8% convertible subordinated debentures due June 2023	86,250	-0-

Total long-term debt	86,250	103,245
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$86,250	$103,245

Revolving Credit Agreement:

The Company has a revolving credit agreement with five banks, providing for loans or letters of credit of up to $75 million. The agreement expires July 16, 2004. The Company had no borrowings outstanding under the revolving credit agreement at January 31, 2004 or February 1, 2003. The Company had outstanding letters of credit under the agreement at January 31, 2004 of $8.2 million for product purchases and lease and insurance indemnifications.

Under the revolving credit agreement, the Company may borrow at the prime rate plus 0.425% or LIBOR plus 1.425%, which may be changed if the Company’s pricing ratio (as defined in the credit agreement) changes. Facility fees are 0.575% per annum on $75.0 million and also vary based on the pricing ratio. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company is required by the credit agreement to reduce the outstanding principal balance of the revolving loans to zero for 30 consecutive days during each period beginning on December 15 of any fiscal year and ending on April 15 of the following fiscal year. The revolving credit agreement, as amended, contains other covenants which restrict the payment of dividends and other payments with respect to capital stock. In addition, annual capital expenditures were limited to $39.0 million for Fiscal 2004. The Company was in compliance with the financial covenants contained in the revolving credit agreement at January 31, 2004.

5 1/2% Convertible Subordinated Notes due 2005:

On April 9, 1998, the Company issued $103.5 million of 5 1/2% convertible subordinated notes due April 15, 2005. In June of 2001, $255,000 of the 5 1/2% convertible subordinated notes were converted to 12,116 shares of common stock. The remaining $103.2 million notes were redeemed on July 24, 2003 resulting in a $2.6 million loss on early retirement of debt ($1.6 million redemption on premium and $1.0 million write-off of unamortized deferred financing costs) included in the Company’s second quarter results.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

4 1/8% Convertible Subordinated Debentures due 2023:

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of our common stock, par value $1.00 per share, if: (1) the price of our common stock issuable upon conversion of a Debenture reaches 120% or more of the initial conversion price ($26.54 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. Upon conversion, the Company will have the right to deliver, in lieu of our common stock, cash or a combination of cash and shares of our common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.

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

In January 2004, the shelf registration statement filed by the Company for the resale by investors of the Debentures and their common stock issuable upon conversion of the Debentures was declared effective by the Securities and Exchange Commission.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

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

Deferred financing costs incurred of $2.9 million relating to the issuance were capitalized and are being amortized over seven years and are included in other non-current assets on the balance sheet.

The indenture pursuant to which the convertible subordinated debentures were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Commitments Under Long-Term Leases

Operating Leases

The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2014. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance and maintenance costs.

Rental expense under operating leases of continuing operations was:

In thousands	2004	2003	2002
Minimum rentals	$71,847	$65,570	$54,775
Contingent rentals	3,021	3,155	4,669
Sublease rentals	(1,314)	(1,335)	(1,280)

Total Rental Expense	$73,554	$67,390	$58,164

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands
2005	$73,857
2006	73,400
2007	70,272
2008	64,231
2009	56,364
Later years	140,598

Total Minimum Rental Commitments	$478,722

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 5% of the Company’s leases contain renewal options.

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Shareholders’ Equity
Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands			Common
	Shares							Convertible	No. of
Class (In order of preference)*	Authorized	2004	2003	2002	2004	2003	2002	Ratio	Votes
Subordinated Serial Preferred (Cumulative) Aggregate	3,000,000 **	—	—	—	—	—	—	N/A	N/A
$2.30 Series 1	64,368	36,920	36,932	36,957	$1,477	$1,477	$1,478	.83	1
$4.75 Series 3	40,449	18,163	18,163	18,163	1,816	1,816	1,816	2.11	2
$4.75 Series 4	53,764	16,412	16,412	16,412	1,641	1,641	1,641	1.52	1
Series 6	800,000	-0-	-0-	-0-	-0-	-0-	-0-		100
$1.50 Subordinated Cumulative Preferred	5,000,000	30,017	30,017	30,017	901	901	901		1

		101,512	101,524	101,549	5,835	5,835	5,836
Employees’ Subordinated Convertible Preferred	5,000,000	64,326	65,269	66,671	1,930	1,958	2,000	1.00 ***	1

Stated Value of Issued Shares					7,765	7,793	7,836
Employees’ Preferred Stock Purchase Accounts					(185)	(194)	(202)

Total Non-Redeemable Preferred Stock					$7,580	$7,599	$7,634

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock
Balance February 3, 2001	$5,836	$2,103	$(218)	$7,721
Other	-0-	(103)	16	(87)

Balance February 2, 2002	5,836	2,000	(202)	7,634
Other	(1)	(42)	8	(35)

Balance February 1, 2003	5,835	1,958	(194)	7,599
Other	-0-	(28)	9	(19)

Balance January 31, 2004	$5,835	$1,930	$(185)	$7,580

Subordinated Serial Preferred Stock (Cumulative):

Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1—$40 per share plus accumulated dividends and for Series 3 and 4—$100 per share plus accumulated dividends.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 31, 2004 – 22,211,661 shares; February 1, 2003 - 22,221,566 shares. There were 488,464 shares held in treasury at January 31, 2004 and February 1, 2003. Each outstanding share is entitled to one vote. At January 31, 2004, common shares were reserved as follows: 158,195 shares for conversion of preferred stock; 145,513 shares for the 1987 Stock Option Plan; 3,052,801 shares for the 1996 Stock Option Plan; and 393,016 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 31, 2004, 45,262 shares of common stock were issued for the exercise of stock options at an average weighted market price of $14.79, for a total of $0.7 million; 32,505 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $11.05, for a total of $0.4 million; 28,176 shares were issued to directors for no consideration; and 952 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 45,262 options exercised include 17,000 shares of fixed stock options and 28,262 shares of restricted stock options (see Note 11). In addition, the Company repurchased and retired 116,800 shares of common stock at an average weighted market price of $16.27, for a total of $1.9 million. An additional 398,300 shares may be repurchased under stock buy back programs announced in Fiscal 1999 through 2004, although the board of directors has suspended the program.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Shareholders’ Equity, Continued

For the year ended February 1, 2003, 122,190 shares of common stock were issued for the exercise of stock options at an average weighted market price of $12.83, for a total of $1.6 million; 49,676 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $11.88, for a total of $0.6 million; 3,464 shares were issued to directors for no consideration; and 1,322 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 286,000 shares of common stock at an average weighted market price of $14.14, for a total of $4.0 million.

For the year ended February 2, 2002, 391,006 shares of common stock were issued for the exercise of stock options at an average weighted market price of $16.14, for a total of $6.3 million; 41,963 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $13.81, for a total of $0.6 million; 3,029 shares were issued to directors for no consideration; 3,395 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock; and 12,116 shares were issued for the conversion of subordinated notes at a weighted average market price of $21.05, for a total of $255,000. The 391,006 options exercised include 243,799 shares of fixed stock options and 147,207 shares of restricted stock options. In addition, the Company repurchased and retired 270,500 shares of common stock at an average weighted market price of $17.81, for a total of $4.8 million.

Restrictions on Dividends and Redemptions of Capital Stock:

The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At January 31, 2004, $47.7 million was available for such payments related to common stock.

The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.

Dividends declared for Fiscal 2004 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $294,000.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Shareholders’ Equity, Continued

Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock
Issued at February 3, 2001	22,149,915	101,550	70,091
Exercise of options	391,006	-0-	-0-
Issue shares - Employee Stock Purchase Plan	41,963	-0-	-0-
Stock repurchase	(270,500)	-0-	-0-
Other	18,530	(1)	(3,420)

Issued at February 2, 2002	22,330,914	101,549	66,671
Exercise of options	122,190	-0-	-0-
Issue shares - Employee Stock Purchase Plan	49,676	-0-	-0-
Stock repurchase	(286,000)	-0-	-0-
Other	4,786	(25)	(1,402)

Issued at February 1, 2003	22,221,566	101,524	65,269
Exercise of options	45,262	-0-	-0-
Issue shares - Employee Stock Purchase Plan	32,505	-0-	-0-
Stock repurchase	(116,800)	-0-	-0-
Other	29,128	(12)	(943)

Issued at January 31, 2004	22,211,661	101,512	64,326
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 31, 2004	21,723,197	101,512	64,326

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2004	2003	2002
Current
U.S. federal	$13,683	$17,211	$9,672
Foreign	357	747	213
State	1,416	2,059	1,585

Total Current Income Tax Expense	15,456	20,017	11,470

Deferred
U.S. federal	303	2,085	5,312
Foreign	62	41	18
State	(106)	236	741

Total Deferred Income Tax Expense	259	2,362	6,071

Total Income Tax Expense	$15,715	$22,379	$17,541

Discontinued operations were recorded net of income tax benefits of approximately $0.5 million, $0.1 million and $0.8 million in Fiscal 2004, 2003 and 2002, respectively.

As a result of the exercise of non-qualified stock options by the Company’s directors and employees during Fiscal 2004, 2003 and 2002, the Company realized a federal income tax benefit of approximately $0.1 million, $0.5 million and $1.1 million, respectively. These tax benefits are accounted for as a decrease in current income taxes payable and an increase in additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	January 31,	February 1,
In thousands	2004	2003
Convertible bonds	$(707)	$-0-

Total deferred tax liabilities	$(707)	$-0-

Provisions for discontinued operations and restructurings	1,304	2,559
Inventory valuation	1,667	896
Pensions	9,586	13,295
Expense accruals	3,806	5,360
Allowances for bad debts and notes	854	766
Uniform capitalization costs	1,790	1,665
Book over tax depreciation	6,154	3,057
Other	1,040	1,508
Tax credit carryforwards	276	590

Deferred tax assets	26,477	29,696

Net Deferred Tax Assets	$25,770	$29,696

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2004	2003	2002
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	1.92	2.79	3.06
Previously accrued income taxes	(2.45)	.00	(6.18)
Other	.20	.25	(.48)

Effective Tax Rate	34.67%	38.04%	31.40%

In Fiscal 2004 and 2002, the Company determined that approximately $1.1 million and $3.5 million, respectively, of previously accrued income taxes were no longer required. These amounts are reflected as an income tax benefit in Fiscal 2004 and 2002.

As of January 31, 2004 and February 1, 2003, the Company had state net operating loss carryforwards of $8.3 million and $10.2 million, respectively, expiring in tax years 2010 through 2013.

As of January 31, 2004 and February 1, 2003, the Company had state tax credits of $0.2 million and $0.2 million, respectively. These credits expire in tax years 2004 through 2016.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans

Defined Benefit Pension Plans

The Company sponsors a non-contributory, defined benefit pension plan. Effective January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to the participant’s cash balance account under the new formula.

Under the amended plan, beginning January 1, 1996, the Company credits each participants’ account annually with an amount equal to 4% of the participant’s compensation plus 4% of the participant’s compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant will be credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who is inactive will be credited with interest at the lesser of 7% or the 30 year Treasury rate.

Other Defined Benefit Plans

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Assets and Obligations

The following table sets forth the change in benefit obligation for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2004	2003	2004	2003
Benefit obligation at beginning of year	$113,490	$104,492	$2,447	$1,993
Service cost	2,009	1,686	95	86
Interest cost	7,150	7,304	150	151
Plan amendments	(112)	-0-	-0-	-0-
Plan participants’ contributions	-0-	-0-	137	109
Benefits paid	(8,384)	(8,150)	(276)	(305)
Actuarial loss	3,305	8,158	518	413

Benefit obligation at end of year	$117,458	$113,490	$3,071	$2,447

The following table sets forth the change in plan assets for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$76,045	$87,403	$-0-	$-0-
Actual gain (loss) on plan assets	15,892	(6,475)	-0-	-0-
Employer contributions	5,971	3,267	139	196
Plan participants’ contributions	-0-	-0-	137	109
Benefits paid	(8,384)	(8,150)	(276)	(305)

Fair value of plan assets at end of year	$89,524	$76,045	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Funded Status

The following table sets forth the funded status of the plans for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2004	2003	2004	2003
Accumulated benefit obligation	$(115,141)	$(110,394)	$(3,071)	$(2,447)
Future pay increases	(2,317)	(3,096)	-0-	-0-

Projected benefit obligation	(117,458)	(113,490)	(3,071)	(2,447)
Assets	89,524	76,045	-0-	-0-

Under funded projected benefit obligation	(27,934)	(37,445)	(3,071)	(2,447)
Prior service cost	(675)	(703)	-0-	-0-
Cumulative net losses	46,418	54,280	1,104	656
Minimum pension liability	(43,426)	(50,481)	-0-	-0-

Accrued Benefit Liability*	$(25,617)	$(34,349)	$(1,967)	$(1,791)

*Included in other long-term liabilities.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2004	2003	2002	2004	2003	2002
Service cost	$2,009	$1,686	$1,344	$95	$86	$66
Interest cost	7,150	7,304	7,405	150	151	131
Expected return on plan assets	(7,781)	(8,341)	(8,326)	-0-	-0-	-0-
Amortization:
Transition obligation	-0-	-0-	824	-0-	-0-	-0-
Prior service cost	(140)	(123)	(123)	-0-	-0-	-0-
Losses	3,056	823	-0-	70	65	37

Net amortization	2,916	700	701	70	65	37

Net Periodic Benefit Cost	$4,294	$1,349	$1,124	$315	$302	$234

Additional Information

	Pension Benefits		Other Benefits
In thousands	2004	2003	2004	2003
Increase (decrease) in minimum pension liability included in other comprehensive income	(7,055)	22,221	NA	NA

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.125%	6.625%	6.10%	6.625%
Rate of compensation increase	4.50%	4.50%	—	—
Measurement date	12-31-2003	12-31-2002	1-31-2004	2-1-2003

Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.125%	6.625%	7.375%	6.10%	6.625%	7.20%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.625% to 6.125% from Fiscal 2003 to Fiscal 2004. The decrease in the rate increased the accumulated benefit obligation by $5.3 million and increased the projected benefit obligation by $5.4 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 7.375% to 6.625% from Fiscal 2002 to Fiscal 2003. The decrease in the rate increased the accumulated benefit obligation by $9.2 million and increased the projected benefit obligation by $9.6 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations. Over the 10 year period ending December 31, 2003, the compound annual returns of the portfolio have averaged 8.8%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected a 8.25% long-term rate of return on assets assumption.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Assumed health care cost trend rates at December 31

	2004	2003
Health care cost trend rate assumed for next year	11%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2013

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$255	$(195)
Accumulated postretirement benefit obligation	$2,928	$(2,442)

Plan Assets

The Company’s pension plan weighted average asset allocations as of December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets
	at December 31
Asset Category	2003	2002
Equity securities	64%	57%
Debt securities	32%	37%
Real estate	0%	5%
Other	4%	1%

Total	100%	100%

The investment strategy of the trust is to ensure over the long-term an asset pool, that when combined with company contributions, will support benefit obligations to participants, retirees and beneficiaries. Investment management responsibilities of plan assets are delegated to outside investment advisers and overseen by an Investment Committee comprised of members of the Company’s senior management that is appointed by the Board of Directors. The Company has an investment policy that provides direction on the implementation of this strategy.

The investment policy establishes a target allocation for each asset class and investment manager. The actual asset allocation versus the established target is reviewed at least quarterly and is maintained within a +/- 5% range of the target asset allocation. Target allocations are 50% domestic equity, 13% international equity, 35% fixed income and 2% cash investments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

The Company had real estate in a restricted trust in 2002. The real estate was sold in 2003.

All investments are made solely in the interest of the participants and beneficiaries for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the expenses related to administering the Trust as determined by the Investment Committee. All assets shall be properly diversified to reduce the potential of a single security or single sector of securities having a disproportionate impact on the portfolio.

The Committee utilizes an outside investment consultant and a team of investment managers to implement its various investment strategies. Performance of the managers is reviewed quarterly and the investment objectives are consistently evaluated.

At January 31, 2004 and February 1, 2003, there were no Company related assets in the plan.

Cash Flows

Contributions

There was no ERISA cash requirement for the plan in 2003 and none is projected to be required in 2004. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The projected policy contribution for 2004 is $3.2 million, subject to approval of the board of directors.

Estimated Future Benefit Payments

Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2004	$9.3	$0.2
2005	9.3	0.2
2006	9.5	0.2
2007	9.8	0.2
2008	9.8	0.2
2009 – 2013	48.0	1.2

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Section 401(k) Savings Plan

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Beginning in calendar 2002, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. The contribution expense to the Company for the matching program was approximately $0.7 million for Fiscal 2004, $0.8 million for Fiscal 2003 and $0.9 million for Fiscal 2002.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Earnings Per Share

	For the Year Ended			For the Year Ended
	January 31, 2004			Feb. 1, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings from continuing operations	$29,618			$36,445
Less: Preferred stock dividends	(294)			(294)

Basic EPS
Income available to common shareholders	29,324	21,742	$1.35	36,151	21,821	$1.66

Effect of Dilutive Securities
Options		235			359
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		3,871	4,906
Employees’ preferred stock(3)		65			66

Diluted EPS
Income available to common shareholders plus assumed conversions	$29,324	22,042	$1.33	$40,022	27,152	$1.47

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended
	Feb. 2, 2002
(In thousands, except	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator	Amount
Earnings from continuing operations	$38,323
Less: Preferred stock dividends	(294)

Basic EPS
Income available to common shareholders	38,029	21,881	$1.74

Effect of Dilutive Securities
Options		438
Convertible preferred stock(1)	-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-
5 1/2% Convertible Subordinated Notes	3,875	4,906
Employees’ preferred stock(3)		68

Diluted EPS
Income available to common shareholders plus assumed conversions	$41,904	27,293	$1.54

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,644, 38,324 and 24,946, respectively, at January 31, 2004.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Options to purchase 132,225 shares of common stock at $16.63 per share, 45,250 shares of common stock at $17.75 per share, 32,000 shares of common stock at $32.65 per share, 341,960 shares of common stock at $17.00 per share, 32,000 shares of common stock at $23.97 per share, 384,000 shares of common stock at $16.76 per share and 426,500 shares of common stock at $17.50 per share were outstanding at the end of Fiscal 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase 32,000 shares of common stock at $32.65 per share and 32,000 shares of common stock at $23.97 per share were outstanding at the end of Fiscal 2003 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Options to purchase 32,000 shares of common stock at $32.65 per share were outstanding at the end of Fiscal 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company has repurchased 7.1 million shares as of January 31, 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Stock Incentive Plans and Stock Purchase Plans

The Company’s stock-based compensation plans, as of January 31, 2004, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans (see Note 1).

Fixed Stock Incentive Plans

The Company has two fixed stock incentive plans. Under the 1987 Stock Option Plan, the Company may grant options to its management personnel for up to 2.2 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company as well as directors for up to 4.4 million shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.

Regarding shares issued to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 942 shares of restricted stock issued to directors for Fiscal 2002. In addition, an outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 6,025 shares, 3,464 shares and 2,087 shares of Retainer Stock issued to directors for Fiscal 2004, 2003 and 2002, respectively.

Annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director shall receive restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 22,160 shares of restricted stock issued to directors for Fiscal 2004.

Annually on the date of the annual meeting of shareholders, prior to Fiscal 2004, each outside director received an automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options became exercisable six months after their respective dates of grant, and expire in ten years. There were 32,000 shares of stock options issued to directors each year for Fiscal 2003 and 2002.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Stock Incentive Plans and Stock Purchase Plans, Continued

The weighted-average fair value of each option granted in the fixed stock incentive plans described above is estimated on the date of grant using the Black-Scholes option-pricing model. The average assumptions used for grants in Fiscal 2004, 2003 and 2002, respectively were expected volatility of 61, 62 and 62 percent each year; risk-free interest rates of 4.3, 4.1 and 5.2 percent; and expected lives of 6.0, 5.4 and 5.8 years, respectively.

A summary of the status of the Company’s fixed stock incentive plans as of January 31, 2004, February 1, 2003, and February 2, 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
		Weighted-Average		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,649,060	$14.71	1,358,875	$13.72	1,261,424	$11.69
Granted	426,500	17.50	444,000	17.28	427,000	18.17
Exercised	(17,000)	11.74	(122,190)	12.81	(243,799)	10.49
Forfeited	(64,500)	16.73	(31,625)	15.65	(85,750)	15.24

Outstanding at end of year	1,994,060	$15.26	1,649,060	$14.71	1,358,875	$13.72

Options exercisable at year-end	1,051,310		776,060		593,375
Weighted-average fair value of options granted during the year	$10.57		$10.41		$11.49

The following table summarizes information about fixed stock options outstanding at January 31, 2004:

	Options Outstanding				Options Exercisable
	Number	Weighted-Average			Number
Range of	Outstanding	Remaining		Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 1/31/04	Contractual Life		Exercise Price	at 1/31/04	Exercise Price
$1.875 - 2.75	17,500	0.9	years	$2.43	17,500	$2.43
3.375 - 5.00	126,821	2.0		4.64	126,821	4.64
5.50 - 7.75	40,750	4.5		6.06	40,750	6.06
9.00 - 12.75	197,246	3.2		10.61	197,246	10.61
13.00 - 17.75	1,547,743	8.2		16.57	604,993	15.70
18.00 - 32.65	64,000	7.4		28.31	64,000	28.31

$1.875 - 32.65	1,994,060	7.1		$15.26	1,051,310	$13.58

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Stock Incentive Plans and Stock Purchase Plans, Continued

Restricted Stock Incentive Plans

On October 16, 2000, a three year long term incentive plan was approved for the Chairman and CEO (at that time) which covers Fiscal 2002 through Fiscal 2004. The incentive plan provides a target payout of $470,000 in stock. The number of shares to be issued is based on the closing price of the stock on October 16, 2000 or $16.63 per share which totals 28,262 shares. These shares vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these shares was $117,000, $157,000 and $157,000 in Fiscal 2004, 2003 and 2002, respectively. The 28,262 shares were issued in January 2004.

On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued is 20,000 shares. These shares vest on May 31, 2004, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $208,000, $208,000 and $138,000 in Fiscal 2004, 2003 and 2002, respectively.

On April 24, 2002, the Company entered into a three year restricted stock agreement with the President and CEO of the Company. The number of shares to be issued is 36,764 shares. These shares vest on April 23, 2005, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $333,000 and $250,000 in Fiscal 2004 and 2003, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 32,505 shares, 49,676 shares and 41,963 shares to employees in Fiscal 2004, 2003 and 2002, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2004, 2003 and 2002, respectively: an expected life of 1 year for all years; expected volatility of 45, 54 and 59 percent; and risk-free interest rates of 1.3, 1.3 and 1.8 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2004, 2003 and 2002 was $5.54, $4.76 and $6.09, respectively.

Stock Purchase Plans

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $193,000 and $202,000 at January 31, 2004 and February 1, 2003, respectively, and were secured at January 31, 2004, by 10,025 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Legal Proceedings

New York State Environmental Proceedings

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $5.1 million to $5.3 million, $4.1 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter.

The Company is also currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Village of Garden City has proposed the installation at the supply wells of enhanced treatment measures at an estimated cost of approximately $1.1 million. The Company is assessing the Garden City proposal for feasibility and cost-effectiveness as it continues to analyze the extent of its responsibility with respect to the wells. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order.

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

\

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Legal Proceedings, Continued

Whitehall Environmental Matters

Pursuant to a work plan approved by the Michigan Department of Environmental Quality (“MDEQ”) the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s Volunteer Leather Company facility in Whitehall, Michigan.

On June 29, 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, had previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. In the fourth quarter of Fiscal 2004, the Company proposed and provided for costs associated with certain enhancements to the system. Management cannot reasonably estimate the range of costs associated with future remediation of the site or predict whether it will have a material effect on the Company’s financial condition or results of operations.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon primarily seeking to require the Company to remediate lake sediment contamination at the site. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.4 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City’s lawsuit has been dismissed with prejudice.

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

In March 2002, the Company was named a defendant in Lemelson Medical, Education & Research Foundation Limited Partnership v. Federal Express Corporation, et al., in the U. S. District Court for the District of Arizona. The case is one of a number of similar cases alleging patent infringement against users of bar code technology. The case was stayed prior to any discovery pending the outcome of suits in the Federal District Court in Nevada which challenge the validity of the subject patents. The complaint seeks injunctive relief and unspecified damages. In January 2004, the Nevada District Court ruled the patents unenforceable. The Company intends to defend the matter vigorously if the Nevada District Court decision does not result in its dismissal.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Legal Proceedings, Continued

SEC Matter

The Company discovered, investigated, publicly announced and self-reported to the Securities and Exchange Commission in December 2001 certain accounting errors relating to the timing of certain shipments of Johnston & Murphy products. By letter dated March 4, 2003, the staff of the Commission advised the Company that it intended to recommend that the Commission institute a cease and desist proceeding against the Company under the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 in connection with the errors. On December 19, 2003, the Commission entered an administrative order whereby, without admitting or denying the Commission’s findings, the Company agreed to cease and desist from committing or causing any violations under the relevant sections of the Securities Exchange Act and regulations thereunder.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Business Segment Information

The Company currently operates four reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. In Fiscal 2002, the Dockers segment included Nautica Footwear. See Note 2 for additional information. All the Company’s segments sell footwear products to either retail or wholesale markets/customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys and Underground Station/Jarman Group sell primarily branded products from other companies while Johnston & Murphy and Dockers sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges, loss on early retirement of debt and other, including severance, litigation and professional fees related to an abandoned acquisition during Fiscal 2003.

		Underground
Fiscal 2004		Station/	Johnston		Corporate
In thousands	Journeys	Jarman Group	& Murphy	Dockers	& Other	Consolidated
Sales	$468,919	$147,812	$160,095	$61,339	$279	$838,444
Intercompany sales	-0-	-0-	-0-	(1,065)	-0-	(1,065)

Net sales to external customers	$468,919	$147,812	$160,095	$60,274	$279	$837,379

Segment operating income (loss)	$54,823	$8,156	$4,018	$4,548	$(15,441)	$56,104
Restructuring charge	-0-	-0-	-0-	-0-	(901)	(901)

Earnings (loss) from operations	54,823	8,156	4,018	4,548	(16,342)	55,203
Interest expense	-0-	-0-	-0-	-0-	(7,902)	(7,902)
Interest income	-0-	-0-	-0-	-0-	613	613
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$54,823	$8,156	$4,018	$4,548	$(26,212)	$45,333

Total assets	$140,896	$47,205	$62,619	$16,853	$162,614	$430,187
Depreciation	9,973	3,310	2,645	130	5,777	21,835
Capital expenditures	10,356	4,954	1,410	14	2,787	19,521

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Business Segment Information, Continued

		Underground
Fiscal 2003		Station/	Johnston		Corporate
In thousands	Journeys	Jarman Group	& Murphy	Dockers	& Other	Consolidated
Sales	$436,498	$147,926	$165,269	$80,419	$117	$830,229
Intercompany sales	-0-	-0-	-0-	(1,922)	-0-	(1,922)

Net sales to external customers	$436,498	$147,926	$165,269	$78,497	$117	$828,307

Segment operating income (loss)	$53,214	$12,096	$9,270	$8,506	$(13,205)	$69,881
Restructuring charge	-0-	-0-	-0-	-0-	(2,549)	(2,549)
Other	-0-	-0-	-0-	-0-	(638)	(638)

Earnings (loss) from operations	53,214	12,096	9,270	8,506	(16,392)	66,694
Interest expense	-0-	-0-	-0-	-0-	(8,544)	(8,544)
Interest income	-0-	-0-	-0-	-0-	674	674

Earnings (loss) before income taxes from continuing operations	$53,214	$12,096	$9,270	$8,506	$(24,262)	$58,824

Total assets	$135,259	$45,763	$65,260	$32,430	$140,361	$419,073
Depreciation	9,080	3,078	3,125	139	3,892	19,314
Capital expenditures	14,776	3,349	2,518	14	15,619	36,276

		Underground
Fiscal 2002		Station/	Johnston
In thousands	Journeys	Jarman Group	& Murphy	Dockers	Corporate	Consolidated
Sales	$381,736	$120,242	$167,487	$79,642	$-0-	$749,107
Intercompany sales	-0-	-0-	1	(2,951)	-0-	(2,950)

Net sales to external customers	$381,736	$120,242	$167,488	$76,691	$-0-	$746,157

Segment operating income (loss)	$51,925	$5,319	$14,125	$8,001	$(10,777)	$68,593
Restructuring charge	-0-	-0-	-0-	-0-	(4,805)	(4,805)
Other	-0-	-0-	-0-	-0-	(360)	(360)

Earnings (loss) from operations	51,925	5,319	14,125	8,001	(15,942)	63,428
Interest expense	-0-	-0-	-0-	-0-	(8,698)	(8,698)
Interest income	-0-	-0-	-0-	-0-	1,134	1,134

Earnings (loss) before income taxes from continuing operations	$51,925	$5,319	$14,125	$8,001	$(23,506)	$55,864

Total assets	$120,169	$42,687	$62,835	$25,108	$112,755	$363,554
Depreciation	7,011	3,044	3,254	146	2,784	16,239
Capital expenditures	18,708	5,412	2,951	54	16,598	43,723

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter		2nd Quarter			3rd Quarter		4th Quarter				Fiscal Year
per share amounts)	2004	2003	2004		2003	2004	2003	2004		2003		2004	2003
Net sales	$192,746	$190,593	$179,478		$174,842	$212,483	$213,157	$252,672		$249,715		$837,379	$828,307
Gross margin	88,092	90,148	83,489		82,851	99,128	100,839	118,069		116,238		388,778	390,076
Pretax earnings (loss)	5,407	13,250	(1,373	)(1)	6,263	15,192	16,480	26,107	(2)	22,831	(4)	45,333	58,824
Earnings (loss) from continuing operations	3,337	8,202	(891)		3,963	9,412	10,107	17,760		14,173		29,618	36,445
Net earnings (loss)	3,337	8,202	(891)		3,963	9,412	10,107	16,872	(3)	14,008	(5)	28,730	36,280
Diluted earnings (loss) per common share:
Continuing operations	.15	.33	(.04)		.17	.42	.41	.80		.56		1.33	1.47
Net earnings (loss)	.15	.33	(.04)		.17	.42	.41	.76		.55		1.29	1.47

(1)	Includes a $2.6 million loss on the early retirement of debt (see Note 5).

(2)	Includes a net restructuring and other charge of $1.0 million (see Note 2).

(3)	Includes a loss of $0.9 million, net of tax, from discontinued operations (see Notes 2 and 12).

(4)	Includes restructuring and other charges of $2.5 million (see Note 2).

(5)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 12).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
 Subsequent Events

Hat World Acquisition (Unaudited)

On February 5, 2004, the Company announced it had signed a definitive agreement to acquire Hat World Corporation. On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $177 million, including adjustments for $11 million of net cash acquired and for working capital and certain tax benefits, subject to further post-closing adjustments. Hat World is a leading specialty retailer of licensed and branded headwear. As of January 31, 2004, it operated 481 stores across the U.S. under the Hat World, Lids, Hat Zone and Cap Factory names. The Company believes the acquisition will enhance its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100 million five year term loan and the balance from cash on hand. In connection with the transaction, the Company entered into new credit facilities totaling $175 million with 10 banks, led by Bank of America, N.A., as Administrative Agent, to fund a portion of the purchase price and to replace its existing revolving credit facility.

Settlement of Prior Litigation Matters

During March 2004, the Company settled prior litigation matters in the amount of $145,000, $30,000 of which was previously accrued.

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A, CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer have reviewed and evaluated effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2004 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.

The Company has a code of ethics that applies to all of its directors, officers, (including its chief executive officer, chief financial officer and chief accounting officer) and employees. The Company has made the Code of Ethics available and intends to post any legally required amendments to, or waivers of, such Code of Ethics on its website at http://www.genesco.com.

ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors – Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2004 to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2004 to be filed with the Securities and Exchange Commission.

This table provides certain information as of January 31, 2004 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,994,060	$15.26	1,597,270
Equity compensation plans not approved by security holders	—	—	—

Total	1,994,060	$15.26	1,597,270

*For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock Incentive Plans and Note 11 – Stock Incentive Plans and Stock Purchase Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2004 to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2004 to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.

Report of Independent Auditors
Consolidated Balance Sheets, January 31, 2004 and February 1, 2003
Consolidated Statements of Earnings, each of the three fiscal years ended 2004, 2003 and 2002
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules

II   -Valuation and Qualifying Accounts, each of the three fiscal years ended 2004, 2003 and 2002

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 93.

Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	b.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	c.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10) a.	Credit Agreement, dated as of April 1, 2004, by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto. Incorporated by reference to Exhibit (10)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

b.	Form of Revolving Note. Incorporated by reference to Exhibit (10)b to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

c.	Form of Term Note. Incorporated by reference to Exhibit (10)c to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

d.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

e.	Form of Officers and Key Executives Change-in-Control Employment Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

f.	1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

g.	1996 Stock Incentive Plan as amended and restated. Incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908).

h.	2004 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

i.	2005 EVA Incentive Compensation Plan.

j.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

k.	Second Amended and Modified Loan Agreement dated as of July 16, 2001 among the Company and Bank of America, N.A., Fifth Third National Bank, Fleet National Bank, The Chase Manhattan Bank and Bank One, N.A. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. First Amendment to Second Amended, Restated and Modified Loan Agreement dated as of September 6, 2001. Incorporated by reference to Exhibit (10)h to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

l.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

m.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

n.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).

o.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Auditors included on page 91.

(24)	Power of Attorney

(99)	Financial Statements and Report of Independent Auditors with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits (10)d through (10)i and (10)o are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

Reports on Form 8-K

On November 20, 2003, the Company furnished to the SEC a Current Report on Form 8-K (Items 7 and 12) which contained its press release regarding the Company’s results of operations for the quarter ended November 1, 2003 and its financial condition as of that date.

On December 23, 2003, the Company furnished to the SEC a Current Report on Form 8-K/A (Items 7 and 12) which amended the Company’s Current Report on Form 8-K furnished to the SEC on August 21, 2003.

On January 14, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) containing Regulation FD disclosures.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

Consent of Independent Auditors

We consent to the incorporation by reference in the registration statements of Genesco Inc. listed below of our report dated March 1, 2004, except for the last paragraph in Note 15, as to which the date is March 15, 2004 with respect to the consolidated financial statements and schedule of Genesco Inc. included in its Annual Report (Form 10K) for the year ended January 31, 2004, filed with the Securities and Exchange Commission:

(1)	Form S-8, Registration No. 333-15835 pertaining to the Genesco Inc. 1987 Stock Option Plan

(2)	Form S-8, Registration No. 333-30828 pertaining to the Genesco Inc. 1987 Stock Option Plan

(3)	Form S-8, Registration No. 333-35329 pertaining to the Genesco Inc. 1987 Stock Option Plan

(4)	Form S-8, Registration No. 333-50248 pertaining to the Genesco Inc. 1987 Stock Option Plan

(5)	Form S-8, Registration No. 333-94249 pertaining to the Genesco Inc. 1987 Stock Option Plan

(6)	Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan

(7)	Form S-8, Registration No. 333-08463 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(8)	Form S-8, Registration No. 333-104908 pertaining to the Genesco Inc. 1996 Stock Incentive Plan

(9)	Form S-3, Registration No. 333-109019 pertaining to the registration of convertible subordinated debentures, shares of common stock and allocated rights to purchase subordinated serial preferred stock filed on January 8, 2004

We also consent to the incorporation by reference in the Registration Statement on Form S-8, Registration No. 333-62653 pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 17, 2004 with respect to the January 31, 2004 financial statements of the Genesco Employee Stock Purchase Plan, which is included in an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 13, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/ James S. Gulmi

James S. Gulmi
Senior Vice President – Finance
and Chief Financial Officer

Date: April 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the fifteenth day of April, 2004.

/s/ Hal N. Pennington	President and Chief Executive Officer
Hal N. Pennington and a Director

/s/ James S. Gulmi	Senior Vice President – Finance and
James S. Gulmi	Chief Financial Officer (Principal Financial Officer)

/s/ Paul D. Williams	Chief Accounting Officer
Paul D. Williams

Directors:

Leonard L. Berry*	Ben T. Harris*

Robert V. Dale*	Kathleen Mason*

W. Lipscomb Davis, Jr.*	Linda H. Potter*

Matthew C. Diamond*	William A. Williamson, Jr.*

Marty G. Dickens*	William S. Wire, II*

*By	/s/ Roger G. Sisson

Roger G. Sisson
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 31, 2004

Schedule 2

Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts

Year Ended January 31, 2004

		Additions
		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$690	306	-0- (1)	(157	)(2)	$839
Allowance for sales returns	704	-0-	-0-	1,168	(3)	1,872
Allowance for customer deductions	520	-0-	-0-	(312	)(4)	208
Allowance for co-op advertising	520	-0-	-0-	(105	)(5)	415

Totals	$2,434	306	-0-	594		$3,334

Year Ended February 1, 2003

		Additions
		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,019	164	-0- (1)	(493	)(2)	$690
Allowance for sales returns	1,370	-0-	-0-	(666	)(3)	704
Allowance for customer deductions	274	-0-	-0-	246	(4)	520
Allowance for co-op advertising	290	-0-	-0-	230	(5)	520

Totals	$2,953	164	-0-	(683)		$2,434

Year Ended February 2, 2002

		Additions
		Charged	Charged
	Beginning	to Profit	to Other	Increases		Ending
In Thousands	Balance	and Loss	Accounts	(Decreases)		Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debt	$1,306	(470)	-0- (1)	183	(2)	$1,019
Allowance for sales returns	1,176	-0-	-0-	194	(3)	1,370
Allowance for customer deductions	936	-0-	-0-	(662	)(4)	274
Allowance for co-op advertising	485	-0-	-0-	(195	)(5)	290

Totals	$3,903	(470)	-0-	(480)		$2,953

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $2,000 in 2004, $(4,000) in 2003 and $27,000 in 2002 to the addition above, the total bad debt expense amounted to $308,000 in 2004, $160,000 in 2003 and $(443,000) in 2002.

(1)	Bad debt recoveries.

(2)	Bad debt charged to reserve.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.