Form 10-Q
period 2004-05-01
GENESCO INC
filed 2004-06-10
CIK 18498

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended May 1, 2004

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ✓  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓  No

Common Shares Outstanding May 28, 2004 – 21,804,887

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Genesco Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	May 1,	January 31,	May 3,
	2004	2004	2003
Assets
Current Assets
Cash and cash equivalents	$11,536	$81,549	$57,671
Accounts receivable, net of allowances of $3,885 at May 1, 2004, $3,334 at January 31, 2004 and $2,686 at May 3, 2003	13,465	12,515	19,394
Inventories	215,190	167,234	163,769
Deferred income taxes	10,468	7,633	8,820
Prepaids and other current assets	14,099	14,835	14,181

Total current assets	264,758	283,766	263,835

Property and equipment:
Land	4,972	4,856	4,843
Buildings and building equipment	14,384	13,917	14,018
Machinery	49,859	45,174	39,881
Furniture and fixtures	53,518	45,305	43,312
Construction in progress	5,817	3,469	9,053
Improvements to leased property	117,210	104,941	101,137

Property and equipment, at cost	245,760	217,662	212,244
Accumulated depreciation	(99,441)	(95,995)	(85,265)

Property and equipment, net	146,319	121,667	126,979

Deferred income taxes	-0-	18,137	20,625
Goodwill	98,469	-0-	-0-
Trademarks	47,324	-0-	-0-
Other intangibles, net of accumulated amortization of $193 at May 1, 2004, $-0- at January 31, 2004 and $-0- at May 3, 2003	8,393	-0-	-0-
Other noncurrent assets	9,866	6,617	4,545

Total Assets	$575,129	$430,187	$415,984

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	May 1,	January 31,	May 3,
	2004	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67,207	$47,921	$41,694
Accrued employee compensation	11,892	6,284	6,925
Accrued rent	11,886	11,636	10,597
Accrued other taxes	5,868	5,055	4,287
Accrued income taxes	4,942	8,689	3,498
Other accrued liabilities	16,666	11,100	11,861
Current portion – long-term debt	10,000	-0-	-0-
Provision for discontinued operations	1,673	1,757	1,123

Total current liabilities	130,134	92,442	79,985

Long-term debt	180,250	86,250	103,245
Pension liability	27,021	25,617	35,302
Deferred income taxes	4,953	-0-	-0-
Other long-term liabilities	9,420	9,014	10,908
Provision for discontinued operations	1,265	1,266	-0-

Total liabilities	353,043	214,589	229,440

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,516	7,580	7,594
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
May 1, 2004 – 22,293,351/21,804,887
January 31, 2004 – 22,211,661/21,723,197
May 3, 2003 – 22,233,874/21,745,410	22,293	22,212	22,234
Additional paid-in capital	97,803	96,612	97,591
Retained earnings	137,966	132,215	107,042
Accumulated other comprehensive loss	(25,635)	(25,164)	(30,060)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	222,086	215,598	186,544

Total Liabilities and Shareholders’ Equity	$575,129	$430,187	$415,984

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended
	May 1,	May 3,
	2004	2003
Net sales	$225,526	$192,746
Cost of sales	114,848	104,654
Selling and administrative expenses	99,230	80,653
Restructuring and other charges, net	146	-0-

Earnings from operations	11,302	7,439

Interest expense, net:
Interest expense	2,035	2,206
Interest income	(153)	(174)

Total interest expense, net	1,882	2,032

Pretax earnings	9,420	5,407
Income taxes	3,596	2,070

Net Earnings	$5,824	$3,337

Basic net earnings per common share	$0.26	$0.15
Diluted net earnings per common share	$0.26	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Three Months Ended
	May 1,	May 3,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,824	$3,337
Tax benefit of stock options exercised	273	4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,995	5,109
Deferred income taxes	449	-0-
Provision for losses on accounts receivable	80	160
Other	346	271
Effect on cash of changes in working capital and other assets and liabilities, net of Hat World acquisition:
Accounts receivable	(536)	(178)
Inventories	(14,068)	4,853
Other current assets	1,130	(622)
Accounts payable	(1,263)	5,358
Other accrued liabilities	927	(5,672)
Other assets and liabilities	1,737	936

Net cash provided by operating activities	894	13,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,903)	(4,647)
Acquisition, net of cash acquired	(167,522)	-0-
Proceeds from sale of property and equipment	-0-	153

Net cash used in investing activities	(174,425)	(4,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(53)	-0-
Stock repurchases	-0-	(31)
Change in overdraft balances	2,123	(7,324)
Revolver borrowings, net	4,000	-0-
Dividends paid	(73)	(74)
Long-term borrowings	100,000	-0-
Options exercised	881	109
Deferred financing costs	(3,360)	-0-

Net cash provided by (used in) financing activities	103,518	(7,320)

Net Cash Flows	(70,013)	1,742
Cash and cash equivalents at beginning of period	81,549	55,929

Cash and cash equivalents at end of period	$11,536	$57,671

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$717	$3,447
Income taxes	8,232	3,046

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders'
	Stock	Stock	Capital	Shares	Earnings	Loss	Income	Equity
Balance February 1, 2003	$7,599	$22,222	$97,488	$(17,857)	$103,779	$(30,452)		$182,779

Net earnings	-0-	-0-	-0-	-0-	28,730	-0-	28,730	28,730
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares — Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax benefit of stock options exercised	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	-0-	985	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	-0-	4,303	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							$34,018

Balance January 31, 2004	7,580	22,212	96,612	(17,857)	132,215	(25,164)		215,598

Net earnings	-0-	-0-	-0-	-0-	5,824	-0-	5,824	5,824
Dividends paid	-0-	-0-	-0-	-0-	(73)	-0-	-0-	(73)
Exercise of options	-0-	75	806	-0-	-0-	-0-	-0-	881
Tax benefit of stock options exercised	-0-	-0-	273	-0-	-0-	-0-	-0-	273
Loss on foreign currency forward contracts (net of tax benefit of $0.3 million)	-0-	-0-	-0-	-0-	-0-	(556)	(556)	(556)
Gain on interest rate swaps (net of tax of $54,000)	-0-	-0-	-0-	-0-	-0-	85	85	85
Other	(64)	6	112	-0-	-0-	-0-	-0-	54

Comprehensive income							$5,353

Balance May 1, 2004	$7,516	$22,293	$97,803	$(17,857)	$137,966	$(25,635)		$222,086

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Interim Statements

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 29, 2005 (“Fiscal 2005”) and of the fiscal year ended January 31, 2004 (“Fiscal 2004”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at May 1, 2004 of 1,547 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone and Cap Factory retail footwear and headwear stores and leased departments.

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

Significant areas requiring management estimates or judgments include the following key financial areas:

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

In its retail operations, other than the Hat World/Lids segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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

The Hat World/Lids segment employs the moving average value method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards (SFAS) No. 87, “Employer’s Accounting for Pensions”. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at May 1, 2004 and January 31, 2004, are cash equivalents of $1.9 million and $71.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.

At May 1, 2004 and January 31, 2004, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $14.2 million and $12.0 million, respectively. These amounts are included in trade accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 14% and another customer accounted for 11% of the Company’s trade receivables balance as of May 1, 2004 and no other customer accounted for more than 9.5% of the Company’s trade receivables balance as of May 1, 2004.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Goodwill and Other Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested at least annually for impairment. This Statement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Identifiable intangible assets of the Company are primarily goodwill and indefinite-lived trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

The Company tests for impairment identifiable intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

Identifiable intangible assets of the Company with finite lives are primarily leases and customer lists. They are subject to amortization and are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Postretirement Benefits

Substantially all full-time employees, except Hat World/Lids employees, are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

Cost of Sales

For the Company’s retail operations, the cost of sales includes actual product cost, the cost of transportation to the Company’s warehouses from suppliers and the cost of transportation from the Company’s warehouses to the stores. Additionally, the cost of its distribution facilities allocated to its retail operations is included in cost of sales.

For the Company’s wholesale operations, the cost of sales includes the actual product cost and the cost of transportation to the Company’s warehouses from suppliers.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.2 million and $2.3 million for the first quarter of Fiscal 2005 and 2004, respectively.

Buying, Merchandising and Occupancy Costs

The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Shipping and Handling Costs

Shipping and handling costs related to inventory purchased from suppliers is included in the cost of inventory and is charged to cost of sales in the period that the inventory is sold. Shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses.

Preopening Costs

Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Statements of Earnings.

Store Closings and Exit Costs

From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, (adopted in Fiscal 2002), and if such closures will result in the exit of a market, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the statement of earnings, if material individually or cumulatively.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates to future cash flows. In any event, the remaining depreciable useful lives are evaluated and adjusted as necessary.

Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (adopted in Fiscal 2003).

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $5.8 million and $5.1 million for the first quarter of Fiscal 2005 and 2004, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheets included prepaid assets for direct response advertising costs of $0.9 million and $0.7 million at May 1, 2004 and May 3, 2003, respectively.

Consideration to Resellers

The Company does not have any written buy-down programs with retailers, but the Company has provided certain retailers with markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company estimates these allowances and provides for them as reductions to revenues at the time revenues are recorded. Markdowns are negotiated with retailers and changes are made to the estimates as agreements are reached. Actual amounts for markdowns have not differed materially from estimates.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million and $0.8 million for the first quarter of Fiscal 2005 and 2004, respectively. During the first quarter of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.5 million and $0.6 million for the first quarter of Fiscal 2005 and 2004, respectively. During the first quarter of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.

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

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts and unrealized gains and losses on interest rate swaps to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 1, 2004 consists of $26.5 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.8 million on foreign currency forward contracts, net of tax, and of cumulative net gains of $0.1 million on interest rate swaps, net of tax.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the company for making internal operating decisions (see Note 9).

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.

Stock Incentive Plans

The Company implemented SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in the fourth quarter of Fiscal 2003. This statement amends the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

As of May 1, 2004, the Company had two fixed stock incentive plans and two restricted stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans. The compensation cost that has been charged against income for its restricted stock incentive plans was $0.1 million and $0.2 million for the first quarter of Fiscal 2005 and 2004, respectively. There was no additional stock incentive plan compensation reflected in net income, as all options granted under the fixed stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(In thousands, except per share amounts)	May 1,	May 3,
	2004	2003
Net income, as reported	$5,824	$3,337
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	84	119
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(618)	(515)

Pro forma net income	$5,290	$2,941

Earnings per share:
Basic — as reported	$0.26	$0.15

Basic — pro forma	$0.24	$0.13

Diluted — as reported	$0.26	$0.15

Diluted — pro forma	$0.23	$0.13

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Other New Accounting Principles

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company’s variable interests. The Interpretation was effective (1) immediately for VIE’s created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIE’s created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 had no impact on the Company’s financial position or results of operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2

Restructuring and Other Charges and Discontinued Operations

Fiscal 2005 Other Charges

The Company recorded a pretax charge to earnings of $0.1 million ($0.1 million net of tax) in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

In accordance with Company policy, the Company evaluated assets at these identified stores for impairment when a strategic decision was made during the fourth quarter of Fiscal 2004 to pursue the closure of these stores. Assets were determined to be impaired when the revised estimated future cash flows were insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other charges in the accompanying Statements of Earnings.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 1, 2003	$423	$2,928	$-0-	$3,351
Excess provision August 2, 2003	(132)	(7)	-0-	(139)
Excess provision January 31, 2004	(22)	(1,779)	-0-	(1,801)
Charges and adjustments, net	(215)	(689)	-0-	(904)

Balance January 31, 2004 (included in other accrued liabilities)	54	453	-0-	507
Charges and adjustments, net	(54)	(154)	-0-	(208)

Balance May 1, 2004 (included in other accrued liabilities)	$-0-	$299	$-0-	$299

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2

Restructuring and Other Charges and Discontinued Operations, Continued

Discontinued Operations

Accrued Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 1, 2003	$1,433	$1,132	$30	$2,595
Additional provision January 31, 2004	10	1,441	(18)	1,433
Charges and adjustments, net	(1,443)	448	(10)	(1,005)

Balance January 31, 2004	-0-	3,021	2	3,023
Charges and adjustments, net	-0-	(85)	-0-	(85)

Balance May 1, 2004*	-0-	2,936	2	2,938
Current provision for discontinued operations	-0-	1,671	2	1,673

Total Noncurrent Provision for Discontinued Operations	$-0-	$1,265	$-0-	$1,265

*Includes $2.5 million environmental provision.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3

Inventories

	May 1,	January 31,
In thousands	2004	2004
Raw materials	$146	$142
Wholesale finished goods	24,177	28,900
Retail merchandise	190,867	138,192

Total Inventories	$215,190	$167,234

Note 4

Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At May 1, 2004 and January 31, 2004, the Company had approximately $15.9 million and $6.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately three and one half months. The loss based on spot rates under these contracts at May 1, 2004 was $0.4 million and the gain based on spot rates under these contracts at January 31, 2004 was $0.8 million. For the three months ended May 1, 2004, the Company recorded an unrealized loss on foreign currency forward contracts of $0.9 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4

Derivative Instruments and Hedging Activities, Continued

The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its new $100.0 million variable rate term loan. All three agreements are effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (1.18% at May 1, 2004) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

In order to ensure continued hedge effectiveness, the Company intends to elect the three-month LIBOR option for its variable rate interest payments on its term loan as of each interest payment date. Since the interest payment dates coincide with the swap reset dates, the hedges are expected to be perfectly effective. However, because the swaps do not qualify for the short-cut method, the Company will evaluate quarterly the continued effectiveness of the hedge and will reflect any ineffectiveness in the results of operations. As long as the hedge continues to be perfectly effective, net amounts paid or received will be reflected as an adjustment to interest expense and the changes in the fair value of the derivative will be reflected in other comprehensive income.

At May 1, 2004, the net gain of these interest rate swap agreements was $0.1 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt

	May 1,	January 31,
In thousands	2004	2004
4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	100,000	-0-
Revolver borrowings	4,000	-0-

Total long-term debt	190,250	86,250
Current portion, term loan	10,000	-0-

Total Noncurrent Portion of Long-Term Debt	$180,250	$86,250

Long-term debt maturing during each of the next five fiscal years is as follows: 2005 — $10,000,000; 2006 — $15,000,000; 2007 — $18,000,000; 2008 — $24,000,000; 2009 — $25,500,000 and thereafter — $97,750,000.

Credit Agreement:

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with a group of 10 banks, led by Bank of America, N.A. as Administrative Agent. The agreement governing the facilities expires April 1, 2009. The facilities consist of a $100.0 million term loan (used to fund a portion of the purchase price for the Hat World acquisition) and a $75.0 million revolving credit facility (which replaced the existing $75.0 million revolving credit facility). The revolving credit facility is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed the $100.0 million term loan on April 1, 2004. The Company had $4.0 million of borrowings outstanding under the revolving credit agreement at May 1, 2004. The Company had outstanding letters of credit of $6.1 million under the agreement at May 1, 2004. These letters of credit support product purchases and lease and insurance indemnifications. There are $5.0 million of letters of credit outstanding that were issued under the previous revolving credit facility.

Under both the term loan and revolving credit facilities, interest rates and facility fees are determined according to a pricing grid providing margins over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the prime rate). The applicable fees and margins are determined by the Company’s leverage (adjusted debt to earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”)) ratio.

Deferred financing costs incurred of $3.4 million related to the $175.0 million credit facility were capitalized and are being amortized over the expected lives of the agreements. These costs are included in other non-current assets on the balance sheet.

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
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company was in compliance with the financial covenants contained in the credit agreement at May 1, 2004.

4 1/8% Convertible Subordinated Debentures due 2023:

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share, if: (1) the price of its common stock issuable upon conversion of a Debenture reaches 120% or more of the initial conversion price ($26.54 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.

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
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

Each holder of the Debentures may require the Company to purchase all or a portion of the holder’s Debentures on June 15, 2010, 2013 or 2028, at a price equal to the principal amount of the Debentures to be purchased, plus accrued and unpaid interest, contingent interest and liquidated damages, if any, to the purchase date. Each holder may also require the Company to repurchase all or a portion of such holder’s Debentures upon the occurrence of a change of control (as defined in the Debentures). The Company may choose to pay the change of control purchase price in cash or shares of its common stock or a combination of cash and shares.

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

Deferred financing costs of $2.9 million relating to the issuance were capitalized and are being amortized over seven years and are included in other non-current assets on the balance sheet.

The indenture pursuant to which the Debentures were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	May 1,	May 3,	May 1,	May 3,
In thousands	2004	2003	2004	2003
Service Cost	$542	$445	$44	$24
Interest cost	1,732	1,584	24	38
Expected return on plan assets	(1,897)	(1,724)	-0-	-0-
Amortization:
Prior service cost	(35)	(31)	-0-	-0-
Losses	1,048	677	20	17

Net amortization	1,013	646	20	17

Net Periodic Benefit Cost	$1,390	$951	$88	$79

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 1, 2004			May 3, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings	$5,824			$3,337
Less: Preferred stock dividends	(73)			(74)

Basic EPS
Income available to common shareholders	5,751	21,763	$.26	3,263	21,743	$.15

Effect of Dilutive Securities
Options		400			201
Convertible preferred stock (1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		64			65

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,751	22,227	$.26	$3,263	22,009	$.15

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,644, 37,263 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable. These debentures become convertible if the Company’s common stock reaches $26.54 for 10 of the last 30 trading days in any fiscal quarter. If the debentures become convertible, it would add approximately 3.9 million shares to the diluted earnings per share calculation.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 — 2003. The Company had repurchased 7.1 million shares as of May 1, 2004. The current program was suspended by the board of directors in February 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Legal Proceedings

New York State Environmental Proceedings

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $5.1 million to $5.3 million, $4.3 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter.

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

Genesco Inc.
and Subsidiaries
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
Notes to Consolidated Financial Statements

Note 9
Business Segment Information

The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World/Lids, comprised of Hat World, Lids, Hat Zone and Cap Factory retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys, Underground Station Group and Hat World/Lids sell primarily branded products from other companies while Johnston & Murphy and Dockers sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income and restructuring charges.

Three Months Ended		Underground
May 1, 2004		Station	Hat World/	Johnston		Corporate
In thousands	Journeys	Group	Lids	& Murphy	Dockers	& Other	Consolidated
Sales	$114,241	$35,129	$18,085	$40,541	$17,802	$50	$225,848
Intercompany sales	-0-	-0-	-0-	-0-	(322)	-0-	(322)

Net sales to external customers	$114,241	$35,129	$18,085	$40,541	$17,480	$50	$225,526

Segment operating income (loss)	$9,272	$1,622	$1,597	$2,341	$1,744	$(5,128)	$11,448
Restructuring charge	-0-	-0-	-0-	-0-	-0-	(146)	(146)

Earnings (loss) from operations	9,272	1,622	1,597	2,341	1,744	(5,274)	11,302
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,035)	(2,035)
Interest income	-0-	-0-	-0-	-0-	-0-	153	153

Earnings (loss) before income taxes	$9,272	$1,622	$1,597	$2,341	$1,744	$(7,156)	$9,420

Total assets	$151,058	$49,588	$215,440	$59,549	$18,113	$81,381	$575,129
Depreciation	2,522	758	561	628	31	1,495	5,995
Capital expenditures	2,650	1,015	1,328	868	8	1,034	6,903

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended		Underground
May 3, 2003		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated
Sales	$98,715	$34,573	$40,216	$19,620	$53	$193,177
Intercompany sales	-0-	-0-	-0-	(431)	-0-	(431)

Net sales to external customers	$98,715	$34,573	$40,216	$19,189	$53	$192,746

Segment operating income (loss)	$5,563	$1,560	$1,800	$2,553	$(4,037)	$7,439
Other	-0-	-0-	-0-	-0-	-0-	-0-

Earnings (loss) from operations	5,563	1,560	1,800	2,553	(4,037)	7,439
Interest expense	-0-	-0-	-0-	-0-	(2,206)	(2,206)
Interest income	-0-	-0-	-0-	-0-	174	174

Earnings (loss) before income taxes	$5,563	$1,560	$1,800	$2,553	$(6,069)	$5,407

Total assets	$134,605	$47,274	$63,910	$25,870	$144,325	$415,984
Depreciation	2,412	804	623	34	1,236	5,109
Capital expenditures	2,290	1,213	612	4	528	4,647

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10

Acquisition

On April 1, 2004, the Company completed the acquisition of 100% of the outstanding common shares of Hat World Corporation (“Hat World”) for a total purchase price of approximately $180.1 million, including adjustments for $12.6 million of net cash acquired and direct acquisition expenses of $2.8 million. The results of Hat World Corporation’s operations have been included in the consolidated financial statements since that date. Headquartered in Indianapolis, Indiana, Hat World is a leading specialty retailer of licensed and branded headwear sold through 492 retail stores as of May 1, 2004. The Company believes the acquisition will enhance its strategic development and prospects for growth.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At April 1, 2004

Inventories	$33,888
Property and equipment	23,903
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	98,469
Other assets	3,816
Accounts payable	(18,426)
Noncurrent deferred tax liability	(23,036)
Other liabilities	(7,002)

Net Assets Acquired	$167,522

The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.3 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The goodwill related to the Hat World acquisition is not deductible for tax purposes.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10

Acquisition, Continued

The following pro forma information presents the results of operations of the Company as if the Hat World acquisition had taken place at the beginning of Fiscal 2005. Pro forma adjustments have been made to reflect additional interest expense from the $100.0 million in debt associated with the acquisition. The pro forma results of operations include $2.0 million of non-recurring transaction costs incurred by Hat World for the two months ended March 31, 2004.

	Three Months Ended - Pro forma
In thousands, except per share data	May 1, 2004	May 3, 2003
Net sales	$258,487	$230,085
Net earnings	4,374	2,051
Net earnings per share:
Basic	$0.20	$0.09
Diluted	$0.19	$0.09

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of Fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which included all statements other than those made solely with respect to historical fact and those regarding our intent, belief or expectations. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity and capital resources. These factors (some of which are beyond the Company’s control) include:

•	Lower than expected consumer demand for the Company’s products, whether caused by weakness in the overall economy or changes in fashions or tastes that the Company fails to anticipate or respond to appropriately, which could lead to lower than expected sales and product margins and, consequently, profits.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The integration of the Hat World acquisition.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels and to identify and timely obtain new locations at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.

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

Overview

The Company is a leading retailer and wholesaler of branded footwear and a leading retailer of licensed and branded headwear, operating 1,547 retail footwear and headwear stores and leased departments throughout the United States and Puerto Rico as of May 1, 2004. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear operating 492 stores at May 1, 2004. See “Significant Developments.”

The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station/Jarman Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World/Lids, comprised of Hat World, Lids, Hat Zone and Cap Factory retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

The Journeys retail footwear stores sell footwear and accessories primarily for 13-22 year old young men and women. The stores average approximately 1,650 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet.

The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20-35 age group. The Underground Station Group stores average approximately 1,500 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores during Fiscal 2005 subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores as quickly as it is financially feasible, subject to landlord approval. During the first quarter of Fiscal 2005, six Jarman stores were closed and one Jarman store was converted to an Underground Station store.

Hat World/Lids retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 700 square feet and are located in malls, airports, street level stores and factory outlet stores nationwide.

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

The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. The Dockers license agreement expires on December 31, 2004 with a Company option to renew through December 31, 2008. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.

The Company’s net sales increased 17.0% during the first quarter of Fiscal 2005 compared to the prior year’s first quarter. The increase was driven by the addition of new stores, including 486 Hat World/Lids stores acquired on April 1, 2004 or opened during the month of April, and a 6% increase in comparable store sales, offset by decreased revenue in the Company’s wholesale businesses. The Company believes the same store sales increase was primarily due to a moderation in the decline in average selling price and growth in unit comparable sales in its Journeys business and a greater emphasis on a more focused assortment of footwear in its Johnston & Murphy retail business. Dockers Footwear’s lower sales reflect the challenging conditions in the men’s moderately-priced casual shoe market and a preference for private label versus branded products by certain wholesale accounts. Gross margin increased as a percentage of sales during the first quarter of Fiscal 2005 primarily due to the acquisition of Hat World, decreased markdowns in Journeys and Underground Station and Johnston & Murphy’s improved product line, increased prices, and lower product costs reflecting negotiations with existing suppliers and the transfer of production to additional suppliers.

The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales and 4) increasing operating margin. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys and Underground Station) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences.

Significant Developments

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $180.1 million, including adjustments for $12.6 million of net cash acquired and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear. As of May 1, 2004, it operated 492 stores across the U.S. under the Hat World, Lids, Hat Zone and Cap Factory names. The Company believes the acquisition will enhance its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.

New $175.0 million Credit Facility

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with 10 banks, led by Bank of America, N.A., as Administrative Agent, to fund a portion of the purchase price for the Hat World acquisition and to replace its existing revolving credit facility. The $175.0 million facility consists of a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility. The agreement governing the facilities expires April 1, 2009. See Note 5 to the Consolidated Financial Statements.

Fiscal 2005 Other Charges

The Company recorded a pretax charge to earnings of $0.1 million ($0.1 million net of tax) in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores.

These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

In its retail operations, other than the Hat World/Lids segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.6 million at May 1, 2004.

The Hat World/Lids segment employs the moving average value method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value.

Results of Operations – First Quarter Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in the first quarter ended May 1, 2004 increased 17.0% to $225.5 million from $192.7 million in the first quarter ended May 3, 2003. The sales increase included Hat World/Lids sales of $18.1 million for one month. Hat World was acquired by the Company on April 1, 2004. Gross margin increased 25.6% to $110.7 million in the first quarter this year from $88.1 million in the same period last year and increased as a percentage of net sales from 45.7% to 49.1%. Selling and administrative expenses in the first quarter this year increased 23.0% from the first quarter last year and increased as a percentage of net sales from 41.8% to 44.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first quarter ended May 1, 2004 were $9.4 million compared to $5.4 million for the first quarter ended May 3, 2003. Pretax earnings for the first quarter ended May 1, 2004 included restructuring and other charges of $0.1 million, primarily for lease terminations of six Jarman stores. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.”

Net earnings for the first quarter ended May 1, 2004 were $5.8 million ($0.26 diluted earnings per share) compared to $3.3 million ($0.15 diluted earnings per share) for the first quarter ended May 3, 2003. The Company recorded an effective income tax rate of 38.2% in the first quarter this year compared to 38.3% in the same period last year.

Journeys

	Three Months Ended
	May 1,	May 3,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$114,241	$98,715	15.7%
Operating income	$9,272	$5,563	66.7%
Operating margin	8.1%	5.6%

Net sales from Journeys increased 15.7% for the first quarter ended May 1, 2004 compared to the same period last year. The increase reflects primarily a 9% increase in comparable store sales and an 8% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 9% for the first quarter ended May 1, 2004. The average price per pair of shoes decreased 3% in the first quarter of Fiscal 2005, reflecting fashion-related changes in product mix, while unit sales increased 16% during the same period. The strong comparable sales performance was primarily driven by: 1) the moderation in the decline in average selling price from 8% in the fourth quarter of Fiscal 2004 to 3% in the first quarter of Fiscal 2005; 2) continued growth in unit comparable sales; and 3) an increase in accessories business, which represented 10% of Journeys’ comparable sales for the quarter. Journeys operated 677 stores at the end of the first quarter of Fiscal 2005, including 41 Journeys Kidz stores, compared to 631 stores at the end of the first quarter last year, including 37 Journeys Kidz stores.

Journeys operating income for the first quarter ended May 1, 2004 was up 66.7% to $9.3 million compared to $5.6 million for the first quarter ended May 3, 2003. The increase was due to increased net sales, reflecting increased comparable store sales, and to increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns.

Underground Station Group

	Three Months Ended
	May 1,	May 3,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$35,129	$34,573	1.6%
Operating income	$1,622	$1,560	4.0%
Operating margin	4.6%	4.5%

Net sales from the Underground Station Group increased 1.6% for the first quarter ended May 1, 2004 compared to the same period past year. Comparable store sales were down 3% for the Underground Station Group, and comparable store sales for Underground Station were down 2%. Footwear unit comparable sales were up 3%. Average stores operated were flat for the quarter. The average price per pair of shoes decreased 4% in the first quarter of Fiscal 2005, primarily reflecting changes in product mix, while unit sales increased 4% during the same period. Underground Station Group operated 231 stores at the end of the first quarter of Fiscal 2005, including 142 Underground Station stores. The Underground Station Group had operated 236 stores at the end of the first quarter last year, including 122 Underground Station stores.

Underground Station Group operating income for the first quarter ended May 1, 2004 was up 4.0% to $1.6 million compared to the first quarter ended May 3, 2003. The increase was due to increased net sales and increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns.

Hat World/Lids

	Three Months Ended*
	May 1,	May 3,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$18,085	$-0-	100%
Operating income	$1,597	$-0-	100%
Operating margin	8.8%	0%

*The Company acquired Hat World on April 1, 2004. Results for the first quarter ended May 1, 2004 are for the period April 1, 2004 – May 1, 2004.

Hat World/Lids comparable store sales increased 20% for the month of April. A strong gross margin contributed to the operating margin of 8.8%. Hat World’s comparable store sales increase resulted from several favorable trends in merchandise mix: 1) strong core major league baseball business due to increased popularity of certain major market teams like the Yankees, Red Sox and Cubs; 2) continued strength in fashion categories featuring major league baseball and NBA teams; and 3) demand for trucker style hats across many categories of merchandise.

Johnston & Murphy

	Three Months Ended
	May 1,	May 3,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$40,541	$40,216	0.8%
Operating income	$2,341	$1,800	30.1%
Operating margin	5.8%	4.5%

Johnston & Murphy net sales increased 0.8% to $40.5 million for the first quarter ended May 1, 2004 from $40.2 million for the first quarter ended May 3, 2003, reflecting primarily an 8% increase in comparable store sales for Johnston & Murphy retail operations offset by a 22% decrease in Johnston & Murphy wholesale sales. The decrease in wholesale sales was planned as a result of the Company’s strategic decision to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Retail operations accounted for 74.7% of Johnston & Murphy segment sales in the first quarter this year, up from 67.3% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 9% (12% in the Johnston and Murphy Shops) in the first quarter this year, primarily due to a greater emphasis on a more focused assortment of higher-end, business-appropriate footwear, while unit sales were flat during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 22% in the first quarter of Fiscal 2005 while the average price per pair of shoes was flat for the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2005 included 147 Johnston & Murphy stores and factory stores compared to 150 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2004.

Johnston & Murphy operating income for the first quarter ended May 1, 2004 increased 30.1% compared to the same period last year, primarily due to increased gross margin as a percentage of net sales, in spite of the continued impact of the strong euro, reflecting improvements in sourcing and a healthier product mix.

Dockers Footwear

	Three Months Ended
	May 1,	May 3,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$17,480	$19,189	(8.9)%
Operating income	$1,744	$2,553	(31.7)%
Operating margin	10.0%	13.3%

Dockers Footwear’s net sales decreased 8.9% to $17.5 million for the first quarter ended May 1, 2004, from $19.2 million for the first quarter ended May 3, 2003. The sales decrease reflected a decline in sales in certain accounts reflecting strategic decisions to change their product offerings to include more private label goods. Unit sales for Dockers decreased 6% for the first quarter this year and the average price per pair of shoes decreased 3% for the same period, reflecting more aggressive sales of closeout product.

Dockers operating income for the first quarter ended May 1, 2004 decreased 31.7% from $2.6 million for the first quarter ended May 3, 2003 to $1.7 million, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting increased closeout sales, and to increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the first quarter ended May 1, 2004 were $5.3 million compared to $4.0 million for the first quarter ended May 3, 2003. This year’s first quarter included $0.1 million in restructuring and other charges. Excluding the listed item from the first quarter of Fiscal 2005, corporate and other expenses were $5.1 million versus $4.0 million for the first quarter of Fiscal 2004, an increase of 27.0%. The increase in corporate expenses in the first quarter this year is attributable primarily to higher bonus accruals and increased professional fees including increased legal and audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.

Interest expense decreased 7.8% from $2.2 million in the first quarter ended May 3, 2003 to $2.0 million for the first quarter ended May 1, 2004, primarily due to the decrease in interest rates on the Company’s long-term debt from 5 1/2% on $103.2 million borrowings to 4 1/8% on $86.3 million borrowings. The additional $100.0 million term loan is expected to cause interest expense to rise over the balance of the year. There was an average of less than $0.1 million of borrowings under the Company’s revolving credit facility during the three months ended May 1, 2004, and no borrowings during the three months ended May 3, 2003.

Interest income decreased 12.1% due to decreases in interest rates.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	May 1,	May 3,
	2004	2003
	(dollars in millions)
Cash and cash equivalents	$11.5	$57.7
Working capital	$134.6	$183.9
Long-term debt (includes current maturities)	$190.3	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $0.9 million in the first three months of Fiscal 2005 compared to $13.6 million in the first three months of Fiscal 2004. The $12.7 million decrease in cash flow from operating activities reflects primarily a decrease in cash flow from changes in inventory and accounts payable of $18.9 million and $6.6 million, respectively, offset by an increase in cash flow from changes in other accrued liabilities of $6.6 million and a $2.5 million increase in net earnings for the first quarter this year. The $18.9 million decrease in cash flow from inventory was due to growth in Journey’s inventory to support the growth in the business and the addition of Hat World. The $6.6 million decrease in cash flow from accounts payable was due to changes in buying patterns. The $6.6 million increase in cash flow from other accrued liabilities was due to increased bonus accruals and lower bonus payments.

The $48.0 million increase in inventories at May 1, 2004 from January 31, 2004 levels reflects $35.5 million of inventory due to the Hat World acquisition and seasonal increases in retail inventory and inventory purchased to support the net increase of nine stores in the first quarter this year, excluding the Hat World stores.

Accounts receivable at May 1, 2004 increased $1.0 million compared to January 31, 2004, primarily due to increased wholesale sales in the first quarter of Fiscal 2005 compared to the fourth quarter of Fiscal 2004.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	May 1,	May 3,
	2004	2003
	(in thousands)
Accounts payable	$(1,263)	$5,358
Accrued liabilities	927	(5,672)

	$(336)	$(314)

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns and inventory levels, due to the acquisition of Hat World Corporation, and to payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to increased bonus accruals.

There was an average of less than $0.1 million of revolving credit borrowings during the first three months ended May 1, 2004 and no borrowings during the first three months ended May 3, 2003, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first quarter of Fiscal 2004. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.

The Company’s contractual obligations over the next five years have increased from January 31, 2004 as a result of the Hat World acquisition. Long-term debt increased to $180.3 million from $86.3 million due to the purchase of Hat World. As a result of the new $100.0 million, five-year term loan, long-term debt maturing during each of the next five fiscal years has increased. See Note 5 to the Consolidated Financial Statements for additional information. Operating lease obligations increased to $558.2 million from $478.7 million due to the addition of 492 Hat World/Lids stores. Purchase obligations increased to over $240.0 million from $131.8 million due to the addition of Hat World and seasonal increases in retail inventory.

Capital Expenditures

Total capital expenditures in Fiscal 2005 are expected to be approximately $40.3 million. These include expected retail capital expenditures of $33.4 million to open approximately 50 Journeys stores, 3 Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores, 25 Underground Station stores and 46 Lids stores and to complete 66 major store renovations, including nine conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2005 for other purposes are expected to be approximately $6.9 million, including approximately $2.3 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company used proceeds from the $100.0 million term loan and cash on hand to purchase Hat World Corporation for a total purchase price of approximately $180.1 million, including adjustments for $12.6 million of net cash acquired and direct acquisition expenses of $2.8 million. The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2005. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $2.0 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand.

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There are 398,300 shares remaining to be repurchased under these authorizations as of May 1, 2004. Any purchases would be funded from available cash. However, the board of directors has suspended any additional repurchases at this time. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999.

There were $6.1 million of letters of credit outstanding and $4.0 million borrowings outstanding under the revolving credit agreement at May 1, 2004, leaving availability under the revolving credit agreement of $64.9 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at May 1, 2004.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $292,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $1.4 million reflected in Fiscal 2004 and $0.3 million reflected in Fiscal 2003. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $100.0 million term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $100.0 million term loan. The aggregate notional amount of the swaps is $65.0 million. At May 1, 2004, the net gain on these interest rate swaps was $0.1 million. As of May 1, 2004, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $100.0 million term loan by approximately $0.3 million on an annual basis.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 1, 2004. As a result, the Company considers the interest rate market risk implicit in these investments at May 1, 2004 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 1, 2004, the Company had $15.9 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at May 1, 2004 was $0.4 million based on current spot rates. As of May 1, 2004, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.0 million.

Accounts Receivable — The Company’s accounts receivable balance at May 1, 2004 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 14.0% and another customer accounted for 11.0% of the Company’s trade accounts receivable balance as of May 1, 2004. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at May 1, 2004, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005.

New Accounting Principles

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company’s variable interests. The Interpretation was effective (1) immediately for VIE’s created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIE’s created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 had no impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 6, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) which contained its press release announcing the Company’s execution of a definitive merger agreement to acquire Hat World Corporation.

On March 3, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 7 and 12) which contained its press release regarding the Company’s results of operations for the quarter and Fiscal year ended January 31, 2004 and its financial condition as of that date.

On March 30, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) containing Regulation FD disclosures.

On April 2, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) which contained its press release announcing the completion of the acquisition of Hat World Corporation.

On April 9, 2004, the Company filed with the SEC a Current Report on Form 8-K (Items 2 and 7) which announced the consummation of the acquisition of the business of Hat World Corporation.

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
June 10, 2004