Form 10-Q
period 2004-07-31
GENESCO INC
filed 2004-09-09
CIK 18498

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended July 31, 2004

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

Common Shares Outstanding August 27, 2004 – 22,044,461

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	July 31,	January 31,	August 2,
	2004	2004	2003
Assets
Current Assets
Cash and cash equivalents	$15,286	$81,549	$32,968
Accounts receivable, net of allowances of $3,414 at July 31, 2004, $3,334 at January 31, 2004 and $2,428 at August 2, 2003	17,449	12,515	14,579
Inventories	263,377	167,234	213,440
Deferred income taxes	10,966	7,633	8,696
Prepaids and other current assets	13,401	14,835	13,377

Total current assets	320,479	283,766	283,060

Property and equipment:
Land	4,971	4,856	4,956
Buildings and building equipment	14,175	13,917	13,654
Machinery	51,277	45,174	45,696
Furniture and fixtures	55,975	45,305	44,055
Construction in progress	5,703	3,469	3,959
Improvements to leased property	123,212	104,941	102,665

Property and equipment, at cost	255,313	217,662	214,985
Accumulated depreciation	(107,034)	(95,995)	(89,120)

Property and equipment, net	148,279	121,667	125,865

Deferred income taxes	-0-	18,137	20,624
Goodwill	97,556	-0-	-0-
Trademarks	47,543	-0-	-0-
Other intangibles, net of accumulated amortization of $772 at July 31, 2004, $-0- at January 31, 2004 and $-0- at August 2, 2003	7,814	-0-	-0-
Other noncurrent assets	9,650	6,617	6,720

Total Assets	$631,321	$430,187	$436,269

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	July 31,	January 31,	August 2,
	2004	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$104,468	$47,921	$80,074
Accrued employee compensation	12,570	6,284	7,229
Accrued rent	12,601	11,636	11,390
Accrued other taxes	7,314	5,055	4,766
Accrued income taxes	309	8,689	(1,525)
Other accrued liabilities	17,966	11,100	14,642
Current portion – long-term debt	13,000	-0-	-0-
Provision for discontinued operations	1,234	1,757	248

Total current liabilities	169,462	92,442	116,824

Long-term debt	189,250	86,250	86,250
Pension liability	27,799	25,617	36,334
Deferred income taxes	4,645	-0-	-0-
Other long-term liabilities	9,246	9,014	10,964
Provision for discontinued operations	1,234	1,266	44

Total liabilities	401,636	214,589	250,416

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,502	7,580	7,596
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
July 31, 2004 – 22,461,925/21,973,461 January 31, 2004 – 22,211,661/21,723,197 August 2, 2003 – 22,259,610/21,771,146	22,462	22,212	22,260
Additional paid-in capital	100,615	96,612	97,642
Retained earnings	142,647	132,215	106,078
Accumulated other comprehensive loss	(25,684)	(25,164)	(29,866)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	229,685	215,598	185,853

Total Liabilities and Shareholders’ Equity	$631,321	$430,187	$436,269

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	$245,939	$179,478	$471,465	$372,224
Cost of sales	124,050	95,989	238,898	200,643
Selling and administrative expenses	112,115	80,271	211,345	160,924
Restructuring and other, net	186	139	40	139

Earnings from operations	9,960	3,357	21,262	10,796

Loss on early retirement of debt	-0-	2,581	-0-	2,581
Interest expense, net
Interest expense	2,899	2,366	4,934	4,572
Interest income	(3)	(217)	(156)	(391)

Total interest expense, net	2,896	2,149	4,778	4,181

Earnings (loss) before income taxes from continuing operations	7,064	(1,373)	16,484	4,034
Income tax expense (benefit)	2,289	(482)	5,885	1,588

Earnings (loss) from continuing operations	4,775	(891)	10,599	2,446
Provision for discontinued operations, net	(21)	-0-	(21)	-0-

Net Earnings (Loss)	$4,754	$(891)	$10,578	$2,446

Basic earnings (loss) per common share:
Continuing operations	$.21	$(.04)	$.48	$.11
Discontinued operations	$.00	$.00	$.00	$.00
Net earnings (loss)	$.21	$(.04)	$.48	$.11
Diluted earnings (loss) per common share:
Continuing operations	$.21	$(.04)	$.47	$.10
Discontinued operations	$.00	$.00	$.00	$.00
Net earnings (loss)	$.21	$(.04)	$.47	$.10

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$4,754	$(891)	$10,578	$2,446
Tax benefit of stock options exercised	822	12	1,095	16
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,270	5,530	13,265	10,639
Deferred income taxes	(758)	-0-	(309)	-0-
Provision for losses on accounts receivable	8	132	88	292
Impairment of long-lived assets	275	-0-	275	-0-
Restructuring gain	-0-	(139)	-0-	(139)
Loss on retirement of debt	-0-	959	-0-	959
Provision for discontinued operations	34	-0-	34	-0-
Other	595	401	935	672
Effect on cash of changes in working capital and other assets and liabilities net of acquisitions:
Accounts receivable	(2,913)	4,658	(3,449)	4,480
Inventories	(47,305)	(49,671)	(61,373)	(44,818)
Other current assets	775	804	1,905	182
Accounts payable	25,165	35,087	23,902	40,445
Other accrued liabilities	(1,414)	(1,084)	(487)	(6,756)
Other assets and liabilities	1,690	565	3,433	1,501

Net cash provided by (used in) operating activities	(11,002)	(3,637)	(10,108)	9,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,352)	(4,552)	(16,255)	(9,199)
Acquisitions, net of cash acquired	(1,261)	-0-	(168,783)	-0-
Proceeds from sale of property and equipment	2	473	2	626

Net cash used in investing activities	(10,611)	(4,079)	(185,036)	(8,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(133)	-0-	(186)	-0-
Stock repurchases	-0-	-0-	-0-	(31)
Change in overdraft balances	11,485	3,292	13,608	(4,032)
Revolver borrowings, net	12,000	-0-	16,000	-0-
Dividends paid	(73)	(73)	(146)	(147)
Payments of long-term debt	-0-	(103,245)	-0-	(103,245)
Long-term borrowings	-0-	86,250	100,000	86,250
Deferred financing costs	-0-	(3,238)	(3,360)	(3,238)
Options exercised	2,084	27	2,965	136

Net cash provided by (used in) financing activities	25,363	(16,987)	128,881	(24,307)

Net Cash Flow	3,750	(24,703)	(66,263)	(22,961)
Cash and cash equivalents at beginning of period	11,536	57,671	81,549	55,929

Cash and cash equivalents at end of period	$15,286	$32,968	$15,286	$32,968

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,391	$2,076	$4,108	$5,523
Income taxes	6,422	4,528	14,654	7,574

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Shares	Earnings	Loss	Income	Equity
Balance February 1, 2003	$7,599	$22,222	$97,488	$(17,857)	$103,779	$(30,452)		$182,779

Net earnings	-0-	-0-	-0-	-0-	28,730	-0-	$28,730	28,730
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares — Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax benefit of stock options exercised	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	-0-	985	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	-0-	4,303	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							34,018

Balance January 31, 2004	7,580	22,212	96,612	(17,857)	132,215	(25,164)		215,598

Net earnings	-0-	-0-	-0-	-0-	10,578	-0-	10,578	10,578
Dividends paid	-0-	-0-	-0-	-0-	(146)	-0-	-0-	(146)
Exercise of options	-0-	229	2,736	-0-	-0-	-0-	-0-	2,965
Tax benefit of stock options exercised	-0-	-0-	1,095	-0-	-0-	-0-	-0-	1,095
Loss on foreign currency forward contracts (net of tax benefit of $0.4 million)	-0-	-0-	-0-	-0-	-0-	(610)	(610)	(610)
Gain on interest rate swaps (net of tax of $55,000)	-0-	-0-	-0-	-0-	-0-	87	87	87
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	3	3	3
Other	(78)	21	172	-0-	-0-	-0-	-0-	115

Comprehensive income*							$10,058

Balance July 31, 2004	$7,502	$22,462	$100,615	$(17,857)	$142,647	$(25,684)		$229,685

*Comprehensive income (loss) was $4.7 million and ($0.7) million for the second quarter ended July 31, 2004 and August 2, 2003, respectively. Comprehensive income was $3.0 million for the six month period ended August 2, 2003.

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

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at July 31, 2004 of 1,571 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Factory, Cap Connection and Head Quarters retail footwear and headwear stores and leased departments.

Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Hat World/Lids segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value.

Impairment of Definite-Lived Long-Lived Assets

The Company periodically assesses the realizability of its definite-lived long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of definite-lived long-lived assets.

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

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards (SFAS) No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at July 31, 2004 and January 31, 2004, are cash equivalents of $0.1 million and $71.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.

At July 31, 2004 and January 31, 2004, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $25.7 million and $12.0 million, respectively. These amounts are included in trade accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 16% and another customer accounted for 13% of the Company’s trade receivables balance as of July 31, 2004 and no other customer accounted for more than 8% of the Company’s trade receivables balance as of July 31, 2004.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Goodwill and Other Intangibles

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but tested at least annually for impairment. This Statement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.2 million, $2.0 million, $2.4 million and $4.3 million for the second quarter and first six months of Fiscal 2005 and 2004, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $6.1 million, $4.6 million, $11.9 million and $9.7 million for the second quarter and first six months of Fiscal 2005 and 2004, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheets included prepaid assets for direct response advertising costs of $0.5 million and $1.1 million at July 31, 2004 and August 2, 2003, respectively.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses were $0.5 million, $0.6 million, $1.2 million and $1.4 million for the second quarter and first six months of Fiscal 2005 and 2004, respectively. During the first six months of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.8 million, $0.3 million, $1.3 million and $0.9 million for the second quarter and first six months of Fiscal 2005 and 2004, respectively. During the first six months of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.

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

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 31, 2004 consists of $26.5 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.7 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.1 million on interest rate swaps, net of tax and a $3,000 foreign currency translation adjustment.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company for making internal operating decisions (see Note 10).

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.

Stock Incentive Plans

The Company implemented SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” in the fourth quarter of Fiscal 2003. This statement amends the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

As of July 31, 2004, the Company had two fixed stock incentive plans and one restricted stock incentive plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plan. The compensation cost that has been charged against income for its restricted stock incentive plans was $0.1 million, $0.1 million, $0.2 million and $0.3 million, net of tax, for the second quarter and first six months of Fiscal 2005 and 2004, respectively. There was no additional stock incentive plan compensation reflected in net earnings, as all options granted under the fixed stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings (loss), as reported	$4,754	$(891)	$10,578	$2,446
Add: stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	101	132	219	258
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(634)	(540)	(1,252)	(1,055)

Pro forma net earnings (loss)	$4,221	$(1,299)	$9,545	$1,649

Earnings (loss) per share:
Basic — as reported	$.21	$(.04)	$.48	$.11

Basic — pro forma	$.19	$(.06)	$.43	$.07

Diluted — as reported	$.21	$(.04)	$.47	$.10

Diluted — pro forma	$.19	$(.06)	$.42	$.07

New Accounting Principles

In June 2004, the Emerging Issues Task Force (EITF) issued proposed Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The proposed pronouncement addresses when to include contingently convertible debt instruments in diluted earnings per share. This statement would require companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. If approved, the Company’s diluted earnings per share calculation for Fiscal 2005 would include an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The new statement would be effective December 15, 2004 and require restatement of prior period diluted earnings per share.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring and Other Charges and Discontinued Operations

Fiscal 2005 Other Charges

The Company recorded a pretax credit to earnings of $0.2 million in the second quarter of Fiscal 2005. The credit was primarily for the recognition of a gain on the curtailment of the Company’s defined benefit pension plan, offset by charges for retail store asset impairments and lease terminations of four Jarman stores. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005. In connection with the lease terminations, $30,000 in inventory markdowns are reflected in gross margin on the income statement.

The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores.

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
Notes to Consolidated Financial Statements

Note 2
Restructuring and Other Charges and Discontinued Operations, Continued

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total
Balance February 1, 2003	$423	$2,928	$3,351
Excess provision August 2, 2003	(132)	(7)	(139)
Excess provision January 31, 2004	(22)	(1,779)	(1,801)
Charges and adjustments, net	(215)	(689)	(904)

Balance January 31, 2004 (included in other accrued liabilities)	54	453	507
Charges and adjustments, net	(54)	(382)	(436)

Balance July 31, 2004 (included in other accrued liabilities)	$-0-	$71	$71

Discontinued Operations

Accrued Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 1, 2003	$1,433	$1,132	$30	$2,595
Additional provision January 31, 2004	10	1,441	(18)	1,433
Charges and adjustments, net	(1,443)	448	(10)	(1,005)

Balance January 31, 2004	-0-	3,021	2	3,023
Additional provision July 31, 2004	-0-	34	-0-	34
Charges and adjustments, net	-0-	(589)	-0-	(589)

Balance July 31, 2004*	-0-	2,466	2	2,468
Current provision for discontinued operations	-0-	1,232	2	1,234

Total Noncurrent Provision for Discontinued Operations	$-0-	$1,234	$-0-	$1,234

*Includes $2.1 million environmental provision.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Inventories

	July 31,	January 31,
In thousands	2004	2004
Raw materials	$165	$142
Wholesale finished goods	33,931	28,900
Retail merchandise	229,281	138,192

Total Inventories	$263,377	$167,234

Note 4
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At July 31, 2004 and January 31, 2004, the Company had approximately $12.0 million and $6.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately two and one-half months. The loss based on spot rates under these contracts at July 31, 2004 was $0.1 million and the gain based on spot rates under these contracts at January 31, 2004 was $0.8 million. For the six months ended July 31, 2004, the Company recorded an unrealized loss on foreign currency forward contracts of $1.0 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Derivative Instruments and Hedging Activities, Continued

The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its new $100.0 million variable rate term loan. All three agreements are effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (1.70% at July 31, 2004) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

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

At July 31, 2004, the net gain of these interest rate swap agreements was $0.1 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt

	July 31,	January 31,
In thousands	2004	2004
4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	100,000	-0-
Revolver borrowings	16,000	-0-

Total long-term debt	202,250	86,250
Current portion, term loan	13,000	-0-

Total Noncurrent Portion of Long-Term Debt	$189,250	$86,250

Long-term debt maturing during each of the next five years ending July is as follows: 2005 – $13,000,000; 2006 — $16,000,000; 2007 — $21,000,000; 2008 - $27,500,000; 2009 — $38,500,000; and thereafter — $86,250,000.

Credit Agreement:

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with a group of 10 banks, led by Bank of America, N.A. as Administrative Agent. The agreement governing the facilities expires April 1, 2009. The facilities consist of a $100.0 million term loan (used to fund a portion of the purchase price for the Hat World acquisition) and a $75.0 million revolving credit facility (which replaced the existing $75.0 million revolving credit facility). The revolving credit facility is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed the $100.0 million term loan on April 1, 2004. The Company had $16.0 million of borrowings outstanding under the revolving credit agreement at July 31, 2004. The Company had outstanding letters of credit of $4.7 million under the agreement at July 31, 2004. These letters of credit support product purchases and lease and insurance indemnifications. There are $1.0 million of letters of credit outstanding that were issued under the previous revolving credit facility.

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

Deferred financing costs incurred of $3.4 million related to the $175.0 million credit facilities were capitalized and are being amortized over the expected lives of the agreements. These costs are included in other non-current assets on the Balance Sheet.

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
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company was in compliance with the financial covenants contained in the credit agreement at July 31, 2004.

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

Note 6
Income Taxes

The Company recorded an effective income tax rate of 32.4% and 35.1% for the three months ended July 31, 2004 and August 2, 2003, respectively, and 35.7% and 39.4% for the six months ended July 31, 2004 and August 2, 2003, respectively. Income taxes for the second quarter and six months this year included a favorable tax settlement of $0.4 million and $0.5 million, respectively. Without the settlement, the rate would have been 38.8% for both the second quarter and six month period of Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
In thousands	2004	2003	2004	2003
Service Cost	$582	$483	$1,124	$928
Interest cost	1,670	1,720	3,402	3,304
Expected return on plan assets	(1,872)	(1,870)	(3,769)	(3,594)
Amortization:
Prior service cost	(35)	(34)	(70)	(65)
Losses	1,022	735	2,070	1,412

Net amortization	987	701	2,000	1,347

Curtailment gain	(605)	-0-	(605)	-0-

Net Periodic Benefit Cost	$762	$1,034	$2,152	$1,985

	Other Benefits
	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
In thousands	2004	2003	2004	2003
Service Cost	$44	$24	$88	$48
Interest cost	24	38	48	76
Expected return on plan assets	-0-	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	-0-	-0-	-0-
Losses	20	17	40	34

Net amortization	20	17	40	34

Net Periodic Benefit Cost	$88	$79	$176	$158

Curtailment

The Company’s board of directors approved freezing the Company’s defined pension benefit plan in the second quarter ended July 31, 2004, effective January 1, 2005. The action resulted in a curtailment gain of $0.6 million in the second quarter this year which is reflected in the restructuring and other, net line on the accompanying Statement of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Estimated Future Benefit Payments

As a result of freezing the Company’s defined benefit pension plan, expected benefit payments have been revised.

Expected benefit payments from the trust, including future service and pay, are as follows:

Pension
Benefits
Estimated future payments	($ in millions)
2004	$9.9
2005	9.6
2006	9.7
2007	9.4
2008	9.3
2009 – 2013	43.9

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 31, 2004			August 2, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings (loss) from continuing operations	$4,775			$(891)
Less: Preferred stock dividends	(73)			(73)

Basic EPS
Income available to common shareholders	4,702	21,903	$.21	(964)	21,754	$(.04)

Effect of Dilutive Securities
Options		424			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		64			-0-

Diluted EPS
Income available to common shareholders plus assumed conversions	$4,702	22,391	$.21	$(964)	21,754	$(.04)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,644, 37,263 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable. These debentures become convertible if the Company’s common stock reaches $26.54 for 10 of the last 30 trading days in any fiscal quarter. If the debentures become convertible, it would add approximately 3.9 million shares to the diluted earnings per share calculation.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. The Company has not repurchased any shares during Fiscal 2005.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8

Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 31, 2004			August 2, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings (loss) from continuing operations	$10,599			$2,446
Less: Preferred stock dividends	(146)			(147)

Basic EPS
Income available to common shareholders	10,453	21,833	$.48	2,299	21,748	$.11

Effect of Dilutive Securities
Options		412			228
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		64			65

Diluted EPS
Income available to common shareholders plus assumed conversions	$10,453	22,309	$.47	$2,299	22,041	$.10

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,644, 37,263 and 24,946, respectively.

(2)	These debentures will not be dilutive until such time that the contingent conversion feature is exercisable. These debentures become convertible if the Company’s common stock reaches $26.54 for 10 of the last 30 trading days in any fiscal quarter. If the debentures become convertible, it would add approximately 3.9 million shares to the diluted earnings per share calculation.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. The Company has not repurchased any shares during Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings

New York State Environmental Proceedings

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $5.0 million to $5.2 million, $4.5 million of which the Company has already paid. The Company believes that it has adequately reserved for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter. The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order. The Company’s voluntary assumption of responsibility for the IRM and the RIFS and its decision to settle with the owner of the site were based upon its judgment that such actions were preferable to litigation to determine its liability, if any, for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation versus the costs and uncertainty of litigation.

As part of its analysis of whether to undertake further voluntary action, the Company is currently assessing various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Village of Garden City has proposed the installation at the supply wells of enhanced treatment measures at an estimated cost of approximately $2.6 million, with estimated future costs of up to $2.0 million. The Company is assessing the Garden City proposal for feasibility and cost-effectiveness and is considering alternative treatment measures as it continues to analyze the extent of its responsibility with respect to the wells. The Village of Garden City has also asserted that the Company is liable for historical costs of treatment at the wells totaling approximately $3.4 million. Because of evidence with regard to when contaminants from the site of the Company’s former operations first reached the wells, the Company believes it should have no liability with respect to such historical costs.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings, Continued

In May 2003, the Company filed a declaratory judgment action in the U. S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to this matter and the matters described below under the caption “Whitehall Environmental Matters.” The action seeks a determination that the carriers’ defense and indemnity obligations under the policies extend to the site. During the second quarter of Fiscal 2005, the Company and the carriers agreed, subject to negotiation of definitive settlement agreements, to settle the litigation for cash payments from the carriers totaling approximately $3.0 million in exchange for releases from liability with respect to the two sites. No reimbursement amounts from the carriers have been recorded in the interim financial statements.

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

Patent Action

In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. The Company has filed an answer denying plaintiffs’ claims and a motion to dismiss a portion of the claims and intends to defend the matter vigorously.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information

The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World/Lids, comprised of Hat World, Lids, Hat Zone, Cap Factory, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.

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

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income and restructuring and other charges and credits.

Three Months Ended		Underground
July 31, 2004		Station	Hat World/	Johnston		Corporate
In thousands	Journeys	Group	Lids	& Murphy	Dockers	& Other	Consolidated
Sales	$105,785	$28,462	$57,956	$39,413	$14,283	$100	$245,999
Intercompany sales	-0-	-0-	-0-	-0-	(60)	-0-	(60)

Net sales to external customers	$105,785	$28,462	$57,956	$39,413	$14,223	$100	$245,939

Segment operating income (loss)	$6,058	$(1,485)	$7,489	$1,285	$1,311	$(4,884)	$9,774
Restructuring and other	-0-	-0-	-0-	-0-	-0-	186	186

Earnings (loss) from operations	6,058	(1,485)	7,489	1,285	1,311	(4,698)	9,960
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,899)	(2,899)
Interest income	-0-	-0-	-0-	-0-	-0-	3	3

Earnings (loss) before income taxes from continuing operations	$6,058	$(1,485)	$7,489	$1,285	$1,311	$(7,594)	$7,064

Total assets	$178,420	$58,142	$222,192	$63,454	$21,620	$87,493	$631,321
Depreciation	2,586	787	1,792	637	31	1,437	7,270
Capital expenditures	1,709	1,325	3,747	619	13	1,939	9,352

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
August 2, 2003		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated
Sales	$97,474	$30,722	$39,392	$12,020	$69	$179,677
Intercompany sales	-0-	-0-	-0-	(199)	-0-	(199)

Net sales to external customers	$97,474	$30,722	$39,392	$11,821	$69	$179,478

Segment operating income (loss)	$6,711	$231	$174	$(263)	$(3,635)	$3,218
Restructuring and other	-0-	-0-	-0-	-0-	139	139

Earnings (loss) from operations	6,711	231	174	(263)	(3,496)	3,357
Interest expense	-0-	-0-	-0-	-0-	(2,366)	(2,366)
Interest income	-0-	-0-	-0-	-0-	217	217
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$6,711	$231	$174	$(263)	$(8,226)	$(1,373)

Total assets	$170,099	$60,909	$62,794	$21,791	$120,676	$436,269
Depreciation	2,467	825	665	33	1,540	5,530
Capital expenditures	2,553	1,079	339	5	576	4,552

Six Months Ended		Underground
July 31, 2004		Station	Hat World/	Johnston		Corporate
In thousands	Journeys	Group	Lids	& Murphy	Dockers	& Other	Consolidated
Sales	$220,026	$63,591	$76,041	$79,954	$32,085	$150	$471,847
Intercompany sales	-0-	-0-	-0-	-0-	(382)	-0-	(382)

Net sales to external customers	$220,026	$63,591	$76,041	$79,954	$31,703	$150	$471,465

Segment operating income (loss)	$15,330	$137	$9,086	$3,626	$3,055	$(10,012)	$21,222
Restructuring and other	-0-	-0-	-0-	-0-	-0-	40	40

Earnings (loss) from operations	15,330	137	9,086	3,626	3,055	(9,972)	21,262
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,934)	(4,934)
Interest income	-0-	-0-	-0-	-0-	-0-	156	156

Earnings (loss) before income taxes from continuing operations	$15,330	$137	$9,086	$3,626	$3,055	$(14,750)	$16,484

Total assets	$178,420	$58,142	$222,192	$63,454	$21,620	$87,493	$631,321
Depreciation	5,108	1,545	2,353	1,265	62	2,932	13,265
Capital expenditures	4,359	2,340	5,075	1,487	21	2,973	16,255

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Six Months Ended		Underground
August 2, 2003		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated
Sales	$196,189	$65,295	$79,608	$31,640	$122	$372,854
Intercompany sales	-0-	-0-	-0-	(630)	-0-	(630)

Net sales to external customers	$196,189	$65,295	$79,608	$31,010	$122	$372,224

Segment operating income (loss)	$12,274	$1,791	$1,974	$2,290	$(7,672)	10,657
Restructuring and other	-0-	-0-	-0-	-0-	139	139

Earnings (loss) from operations	12,274	1,791	1,974	2,290	(7,533)	10,796
Interest expense	-0-	-0-	-0-	-0-	(4,572)	(4,572)
Interest income	-0-	-0-	-0-	-0-	391	391
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$12,274	$1,791	$1,974	$2,290	$(14,295)	$4,034

Total assets	$170,099	$60,909	$62,794	$21,791	$120,676	$436,269
Depreciation	4,879	1,629	1,288	67	2,776	10,639
Capital expenditures	4,843	2,292	951	9	1,104	9,199

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Acquisitions

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of 100% of the outstanding common shares of Hat World Corporation (“Hat World”) for a total purchase price of approximately $179.1 million, including adjustments for $12.6 million of net cash acquired, a $1.1 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. The results of Hat World Corporation’s operations have been included in the consolidated financial statements since that date. Headquartered in Indianapolis, Indiana, Hat World is a leading specialty retailer of licensed and branded headwear sold through 502 retail stores as of July 31, 2004. The Company believes the acquisition will enhance its strategic development and prospects for growth.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At April 1, 2004
Inventories	$33,888
Property and equipment	24,278
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	97,556
Other assets	3,830
Accounts payable	(19,036)
Noncurrent deferred tax liability	(23,036)
Other liabilities	(6,947)

Net Assets Acquired	$166,443

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

Note 11
Acquisitions, Continued

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

	Pro forma
	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
In thousands, except per share data	2004	2003	2004	2003
Net sales	$245,939	$224,061	$504,426	$454,146
Net earnings	4,754	14	9,128	2,065
Net earnings per share:
Basic	$0.21	$0.00	$0.41	$0.09
Diluted	$0.21	$0.00	$0.40	$0.09

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of Fiscal 2005.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 17 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment of which approximately $0.4 million is being held in escrow until certain conditions are met concerning leases. Cap Connection is a leading Canadian specialty retailer of headwear.

Note 12
Subsequent Event

During September 2004, the Company settled prior employee litigation matters in the amount of $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which included statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity and capital resources. These factors (some of which are beyond the Company’s control) include:

•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Year-to-year variations in the timing of holidays and other drivers of retail sales.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The integration of the Hat World and Cap Connection acquisitions.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels and to identify and timely obtain new locations at acceptable expense levels.

•	Certain increases in the trading price of the Company’s common stock and proposed changes in the applicable accounting treatment of the contingent conversion feature of the Company’s 4.125% convertible subordinated debentures due 2023, either of which could result in an increase in common shares deemed outstanding in the calculation of earnings per share by 3.9 million shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.

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

Overview

The Company is a leading retailer and wholesaler of branded footwear and a leading retailer of licensed and branded headwear, operating 1,571 retail footwear and headwear stores and leased departments throughout the United States, Puerto Rico and Canada as of July 31, 2004. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear operating 502 stores at July 31, 2004. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta – based Cap Connection Ltd., a leading Canadian specialty retailer of headwear operating 17 stores at July 31, 2004. See “Significant Developments.”

The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World/Lids, comprised of Hat World, Lids, Hat Zone, Cap Factory, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 – 22 year old young men and women. The stores average approximately 1,650 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet.

The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 – 35 age group. The Underground Station Group stores average approximately 1,500 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores during Fiscal 2005 subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores as quickly as it is financially feasible, subject to landlord approval. During the first six months of Fiscal 2005, ten Jarman stores were closed and four Jarman stores were converted to Underground Station stores.

Hat World/Lids retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 700 square feet and are located in malls, airports, street level stores and factory outlet stores nationwide and in Canada.

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

The Company’s net sales increased 37.0% during the second quarter of Fiscal 2005 compared to the prior year’s second quarter. The increase was driven by the addition of new stores, including 502 Hat World/Lids stores acquired on April 1, 2004 or opened since April 1, 2004 and 17 Cap Connection stores acquired on July 1, 2004, and a 20% increase in Dockers Footwear sales, offset by a 1% decrease in comparable store sales. The Company believes the same store sales decrease was primarily due to the fact that sales tax holidays in certain states, especially Texas, where the Journeys business has 78 stores, switched from the second quarter last year to the third quarter this year and to weakness in the Underground Station Group. Gross margin increased as a percentage of sales during the second quarter of Fiscal 2005 primarily due to the acquisition of Hat World, improvements in Johnston & Murphy wholesale due to changes in sourcing and less promotional selling, and improvement in Dockers Footwear’s margin due to less promotional pricing during the second quarter of Fiscal 2005.

The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales and 4) increasing operating margin. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys, Underground Station and Hat World) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences.

Significant Developments

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 17 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment. Cap Connection is a leading Canadian specialty retailer of headwear.

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $179.1 million, including adjustments for $12.6 million of net cash acquired, a $1.1 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear. As of July 31, 2004, it operated 502 stores across the U.S. under the Hat World, Lids, Hat Zone and Cap Factory names. The Company believes the acquisition will enhance its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.

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

Fiscal 2005 Other Charges

The Company recorded a pretax credit to earnings of $0.2 million in the second quarter of Fiscal 2005. The credit was primarily for the recognition of a gain on the curtailment of the Company’s defined benefit pension plan, offset by charges for retail store asset impairments and lease terminations of four Jarman stores. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005. In connection with the lease terminations, $30,000 in inventory markdowns are reflected in gross margin on the income statement.

The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores.

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

Results of Operations — Second Quarter Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in the second quarter ended July 31, 2004 increased 37.0% to $245.9 million from $179.5 million in the second quarter ended August 2, 2003. The sales increase included Hat World/Lids sales of $58.0 million for the second quarter this year. Hat World was acquired by the Company on April 1, 2004. Gross margin increased 46.0% to $121.9 million in the second quarter this year from $83.5 million in the same period last year and increased as a percentage of net sales from 46.5% to 49.6%. Selling and administrative expenses in the second quarter this year increased 39.7% from the second quarter last year and increased as a percentage of net sales from 44.7% to 45.6%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the second quarter ended July 31, 2004 were $7.1 million, compared to a pretax loss of $1.4 million for the second quarter ended August 2, 2003. Pretax earnings for the second quarter ended July 31, 2004 included a restructuring and other credit of $0.2 million, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of four Jarman stores. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.” The pretax loss for the second quarter ended

August 2, 2003 included a $2.6 million loss on the early retirement of debt, offset by a $0.1 million adjustment to a previous restructuring charge.

Net earnings for the second quarter ended July 31, 2004 were $4.8 million ($0.21 diluted earnings per share), compared to a net loss of $0.9 million ($0.04 diluted loss per share) for the second quarter ended August 2, 2003. The Company recorded an effective income tax rate of 32.4% in the second quarter this year compared to 35.1% in the same period last year. Income taxes for the second quarter this year included a favorable tax settlement of $0.4 million. Without the settlement, the rate would have been 38.8% for the second quarter this year.

Journeys

	Three Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$105,785	$97,474	8.5%
Operating income	$6,058	$6,711	(9.7)%
Operating margin	5.7%	6.9%

Net sales from Journeys increased 8.5% for the second quarter ended July 31, 2004 compared to the same period last year. The increase reflects primarily a 2% increase in comparable store sales and a 6% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 2% for the second quarter ended July 31, 2004. The average price per pair of shoes decreased 2% in the second quarter of Fiscal 2005, reflecting fashion-related changes in product mix, while unit sales increased 9% during the same period. Management believes the switch in timing of tax-free periods in certain states, especially in Texas, where there are 78 Journeys stores, from the second quarter last year to the third quarter this year adversely affected comparable sales. The Journeys business continued to experience a moderation in the decline in average selling price of products during the quarter. The average price fell 2% during the second quarter this year compared to 3% in the first quarter. Journeys operated 680 stores at the end of the second quarter of Fiscal 2005, including 41 Journeys Kidz stores, compared to 641 stores at the end of the second quarter last year, including 38 Journeys Kidz stores.

Journeys operating income for the second quarter ended July 31, 2004 was down 9.7% to $6.1 million compared to $6.7 million for the second quarter ended August 2, 2003. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Underground Station Group

	Three Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$28,462	$30,722	(7.4)%
Operating income (loss)	$(1,485)	$231	NA
Operating margin	(5.2)%	0.8%

Net sales from the Underground Station Group decreased 7.4% for the second quarter ended July 31, 2004 compared to the same period last year. Comparable store sales were down 10% for the Underground Station Group and comparable store sales for Underground Station stores were down 11%, which came against a 9% increase for the same period last year. Footwear unit comparable sales for Underground Station were also down 11%. The Company expects comparisons, both from a comparable sales and merchandising perspective, to moderate in the second half of the year. Average stores operated were down 2% for the quarter. The average price per pair of shoes decreased 2% in the second quarter of Fiscal 2005, primarily reflecting changes in product mix, and unit sales decreased 7% during the same period. Underground Station Group operated 230 stores at the end of the second quarter of Fiscal 2005, including 148 Underground Station stores. The Underground Station Group had operated 235 stores at the end of the second quarter last year, including 125 Underground Station stores.

The Underground Station Group’s operating loss for the second quarter ended July 31, 2004 was $1.5 million compared to operating income of $0.2 million in the second quarter ended August 2, 2003. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns, and to increased expenses as a percentage of net sales.

Hat World/Lids

	Three Months Ended*
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$57,956	$-0-	100%
Operating income	$7,489	$-0-	100%
Operating margin	12.9%	0%

*The Company acquired Hat World on April 1, 2004.

Hat World/Lids comparable store sales increased 16% for the second quarter ended July 31, 2004. A strong gross margin contributed to the operating margin of 12.9%. Management believes that Hat World’s comparable store sales increase resulted from favorable trends in merchandise mix including: 1) strong core major league baseball business due to the popularity of certain major market teams like the Yankees, Dodgers, Red Sox and Cubs; and 2) demand for trucker style hats across many categories of merchandise. During the second quarter this year, the Company acquired Cap Connection, a leading Canadian – based Specialty retailer of headwear. “See Significant Developments.”

Johnston & Murphy

	Three Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$39,413	$39,392	0.1%
Operating income	$1,285	$174	638.5%
Operating margin	3.3%	0.4%

Johnston & Murphy net sales increased 0.1% to $39.4 million for the second quarter ended July 31, 2004 from $39.4 million for the second quarter ended August 2, 2003, reflecting primarily flat comparable store sales for Johnston & Murphy retail operations and a 1% decrease in Johnston & Murphy wholesale sales. The decrease in wholesale sales of 1% represents a significant improvement from the first quarter where sales were down 22%. Retail operations accounted for 74.6% of Johnston & Murphy segment sales in the second quarter this year, up from 74.3% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 10% (11% in the Johnston & Murphy shops) in the second quarter this year, primarily due to a greater emphasis on a more focused assortment of higher-end, business-appropriate footwear, while unit sales were down 12% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 16% in the second quarter of Fiscal 2005 while the average price per pair of shoes increased 18% for the same period. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2005 included 142 Johnston & Murphy stores and factory stores compared to 152 Johnston & Murphy stores and factory stores at the end of the second quarter of Fiscal 2004.

Johnston & Murphy operating income for the second quarter ended July 31, 2004 increased 638.5% from $0.2 million last year to $1.3 million for the second quarter this year, primarily due to increased gross margin as a percentage of net sales, in spite of the continued impact of the strong Euro, reflecting improvements in sourcing, less promotional selling and a higher mix of premium product.

Dockers Footwear

	Three Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$14,223	$11,821	20.3%
Operating income (loss)	$1,311	$(263)	NA
Operating margin	9.2%	(2.2)%

Dockers Footwear’s net sales increased 20.3% to $14.2 million for the second quarter ended July 31, 2004, from $11.8 million for the second quarter ended August 2, 2003. The sales increase reflected earlier fall shipments this year as well as increased demand for the Company’s products. Unit sales for Dockers increased 11% for the second quarter this year and the average price per pair of shoes increased 7% for the same period, reflecting less markdowns.

Dockers operating income for the second quarter ended July 31, 2004 increased from a loss of $0.3 million for the second quarter ended August 2, 2003 to income of $1.3 million, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting less markdowns, and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the second quarter ended July 31, 2004 were $4.7 million compared to $6.1 million for the second quarter ended August 2, 2003. This year’s second quarter included a $0.2 million restructuring and other credit, primarily for the gain on the curtailment of the Company’s defined benefit pension plan offset by retail store asset impairments and lease terminations of four Jarman stores. Corporate and other expenses in the second quarter last year included charges of $2.6 million on the early retirement of debt offset by a $0.1 million adjustment to a previous restructuring charge. The decrease in corporate expenses in the second quarter this year reflects the absence of similar charges, offset by higher bonus accruals and increased professional fees including increased legal and audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.

Interest expense increased 22.5% from $2.4 million in the second quarter ended August 2, 2003 to $2.9 million for the second quarter ended July 31, 2004, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World Corporation, and to the increase in revolver borrowings. There was an average of $8.2 million of borrowings under the Company’s revolving credit facility during the three months ended July 31, 2004, and no borrowings during the three months ended August 2, 2003.

Interest income decreased 98.6% in the second quarter this year compared to the second quarter last year due to the decrease in average short-term investments.

Results of Operations — Six Months Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in the six months ended July 31, 2004 increased 26.7% to $471.5 million from $372.2 million in the six months ended August 2, 2003. The sales increase included Hat World/Lids sales of $76.0 million for the period April 1, 2004 through July 31, 2004. Hat World was acquired by the Company on April 1, 2004. Gross margin increased 35.5% to $232.6 million in the first six months this year from $171.6 million in the same period last year and increased as a percentage of net sales from 46.1% to 49.3%. Selling and administrative expenses in the first six months this year increased 31.3% from the first six months last year and increased as a percentage of net sales from 43.2% to 44.8%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the six months ended July 31, 2004 were $16.5 million, compared to $4.0 million for the six months ended August 2, 2003. Pretax earnings for the six months ended July 31, 2004 included a restructuring and other credit of $40,000, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of ten Jarman stores. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.” Pretax earnings for the six months ended August 2, 2003 included a

$2.6 million loss on the early retirement of debt, offset by a $0.1 million adjustment to a previous restructuring charge.

Net earnings for the six months ended July 31, 2004 were $10.6 million ($0.47 diluted earnings per share), compared to $2.4 million ($0.10 diluted earnings per share) for the six months ended August 2, 2003. The Company recorded an effective income tax rate of 35.7% in the first six months this year compared to 39.4% in the same period last year. Income taxes for the first six months this year included a favorable tax settlement of $0.5 million. Without the settlement, the rate would have been 38.8% for the first six months this year.

Journeys

	Six Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$220,026	$196,189	12.2%
Operating income	$15,330	$12,274	24.9%
Operating margin	7.0%	6.3%

Net sales from Journeys increased 12.2% for the six months ended July 31, 2004 compared to the same period last year. The increase reflects primarily a 5% increase in comparable store sales and a 7% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven). Footwear unit comparable sales also increased 6% for the six months ended July 31, 2004. The average price per pair of shoes decreased 2% in the first six months of Fiscal 2005, reflecting fashion-related changes in product mix, while unit sales increased 12% during the same period. The comparable sales performance was primarily driven by: 1) the moderation in the decline in average selling price from 8% in the fourth quarter of Fiscal 2004 to 2% in the first six months of Fiscal 2005; and 2) continued growth in unit comparable sales.

Journeys operating income for the six months ended July 31, 2004 was up 24.9% to $15.3 million compared to $12.3 million for the six months ended August 2, 2003. The increase was due to increased net sales, reflecting the increase in comparable store sales, and to increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns.

Underground Station Group

	Six Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$63,591	$65,295	(2.6)%
Operating income	$137	$1,791	(92.4)%
Operating margin	0.2%	2.7%

Net sales from the Underground Station Group decreased 2.6% for the six months ended July 31, 2004 compared to the same period last year. Comparable store sales were down 6% for the Underground Station Group as well as the Underground Station stores. Footwear unit comparable sales for Underground Station were also down 4%. Average stores operated were down 1% for the first six months this year. The average price per pair of shoes decreased 3% in the first six months of Fiscal 2005, primarily reflecting changes in product mix, and unit sales decreased 2% during the same period.

Underground Station Group operating earnings for the six months ended July 31, 2004 was $0.1 million compared to $1.8 million in the six months ended August 2, 2003. The decrease was due to decreased net sales, reflecting the decrease in comparable store sales, decreased gross margin as a percentage of net sales, primarily reflecting changes in product mix, and to increased expenses as a percentage of net sales.

Hat World/Lids

	Six Months Ended*
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$76,041	$-0-	100%
Operating income	$9,086	$-0-	100%
Operating margin	11.9%	0%

*The Company acquired Hat World on April 1, 2004. Results for the six month period ended July 31, 2004 are for the period April 1, 2004 – July 31, 2004.

Hat World/Lids comparable store sales increased 17% for the period April 1, 2004 – July 31, 2004. A strong gross margin contributed to the operating margin of 11.9%. Management believes that Hat World’s comparable store sales increase resulted from several favorable trends in merchandise mix: 1) strong core major league baseball business due to the popularity of certain major market teams like the Yankees, Dodgers, Red Sox and Cubs; 2) strength in fashion categories featuring major league baseball and NBA teams; and 3) demand for trucker style hats across many categories of merchandise. During the second quarter this year, the Company acquired Cap Connection, a leading Canadian – based specialty retailer of headwear. “See Significant Developments.”

Johnston & Murphy

	Six Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$79,954	$79,608	0.4%
Operating income	$3,626	$1,974	83.7%
Operating margin	4.5%	2.5%

Johnston & Murphy net sales increased 0.4% to $80.0 million for the six months ended July 31, 2004 from $79.6 million for the six months ended August 2, 2003, reflecting primarily a 4% increase in comparable store sales for Johnston & Murphy retail operations offset by a 13% decrease in Johnston & Murphy wholesale sales. The decrease in wholesale sales was the result of the Company’s strategic decision to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Retail operations accounted for 74.6% of Johnston & Murphy segment sales in the first six months this year, up from 70.8% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 10% (12% in the Johnston & Murphy shops) in the first six months this year, primarily due to a greater emphasis on a more focused assortment of higher-end, business-appropriate footwear, while unit sales were down 7% during the same period. Unit sales for the Johnston & Murphy wholesale business decreased 19% in the first six months of Fiscal 2005 while the average price per pair of shoes increased 8% for the same period.

Johnston & Murphy operating income for the six months ended July 31, 2004 increased 83.7% from $2.0 million last year to $3.6 million for the first six months this year, primarily due to increased gross margin as a percentage of net sales, in spite of the continued impact of the strong Euro, reflecting improvements in sourcing, less promotional selling and a higher mix of premium product.

Dockers Footwear

	Six Months Ended
	July 31,	August 2,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$31,703	$31,010	2.2%
Operating income	$3,055	$2,290	33.4%
Operating margin	9.6%	7.4%

Dockers Footwear’s net sales increased 2.2% to $31.7 million for the six months ended July 31, 2004, from $31.0 million for the six months ended August 2, 2003. The sales increase reflected earlier fall shipments this year as well as increased demand for the Company’s products. Unit sales for Dockers increased 1% for the first six months this year and the average price per pair of shoes increased 1% for the same period, reflecting less markdowns.

Dockers operating income for the six months ended July 31, 2004 increased 33.4% from $2.3 million for the six months ended August 2, 2003 to $3.1 million, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting less markdowns, and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the six months ended July 31, 2004 were $10.0 million compared to $10.1 million for the six months ended August 2, 2003. This year’s corporate and other expenses included a $40,000 restructuring and other credit, primarily for the gain on the curtailment of the Company’s defined benefit pension plan offset by retail store asset impairments and lease terminations of ten Jarman stores. Corporate and other expenses last year included charges of $2.6 million on the early retirement of debt offset by a $0.1 million adjustment to a previous restructuring charge. The decrease in corporate expenses in the first six months this year is attributable primarily to the absence of similar expenses, offset by higher bonus accruals and increased professional fees including increased legal and audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.

Interest expense increased 7.9% from $4.6 million for the six months ended August 2, 2003 to $4.9 million for the six months ended July 31, 2004, primarily due to the increase in revolver borrowings and the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World Corporation. There was an average of $4.1 million of borrowings under the Company’s revolving credit facility during the six months ended July 31, 2004, and no borrowings during the six months ended August 2, 2003.

Interest income decreased 60.1% in the first six months this year compared to the first six months last year due to the decrease in average short-term investments.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	July 31,	August 2,
	2004	2003
	(dollars in millions)
Cash and cash equivalents	$15.3	$33.0
Working capital	$151.0	$166.2
Long-term debt (includes current maturities)	$202.3	$86.3

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $10.1 million in the first six months of Fiscal 2005 compared to cash provided by operating activities of $9.9 million in the first six months of Fiscal 2004. The $20.0 million decrease in cash flow from operating activities reflects primarily a decrease in cash flow from changes in inventory, accounts payable and accounts receivable of $16.6 million, $16.5 million and $7.9 million, respectively, offset by an increase in cash flow from changes in other accrued liabilities of $6.3 million and an $8.1 million increase in net earnings for the first six months this year. The $16.6 million decrease in cash flow from inventory was due to growth in Journey’s inventory to support the growth in the business and the addition of Hat World. The $16.5 million decrease in cash flow from accounts payable was due to changes in buying patterns. The $7.9 million decrease in cash flow from accounts receivable was due to increased wholesale sales. The $6.3 million increase in cash flow from other accrued liabilities was due to increased bonus accruals and lower bonus payments.

The $96.1 million increase in inventories at July 31, 2004 from January 31, 2004 levels reflects $41.1 million of inventory due to the Hat World acquisition and seasonal increases in retail and wholesale inventories.

Accounts receivable at July 31, 2004 increased $4.9 million compared to January 31, 2004, primarily due to increased Dockers Footwear sales in the second quarter of Fiscal 2005 and a $1.1 million receivable from the Hat World acquisition working capital settlement.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended
	July 31,	August 2,
	2004	2003
	(in thousands)
Accounts payable	$23,902	$40,445
Accrued liabilities	(487)	(6,756)

	$23,415	$33,689

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns and inventory levels, due to the acquisition of Hat World Corporation, and to payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to increased bonus accruals.

There was an average of $4.1 million of revolving credit borrowings during the first six months ended July 31, 2004 and no borrowings during the first six months ended August 2, 2003, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first six months of Fiscal 2004. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.

The Company’s contractual obligations over the next five years have increased from January 31, 2004 as a result of the Hat World acquisition. Long-term debt increased to $202.3 million from $86.3 million due to the purchase of Hat World. As a result of the new $100.0 million, five-year term loan, long-term debt maturing during each of the next five fiscal years has increased. See Note 5 to the Consolidated Financial Statements. Operating lease obligations increased to $561.2 million from $478.7 million due to the addition of 502 Hat World/Lids stores and 17 Cap Connection and Head Quarters Canadian stores purchased on July 1, 2004. Purchase obligations increased to over $170.0 million from $131.8 million due to the addition of Hat World and seasonal increases in retail inventory.

Capital Expenditures

Total capital expenditures in Fiscal 2005 are expected to be approximately $39.6 million. These include expected retail capital expenditures of $33.2 million to open approximately 50 Journeys stores, 2 Journeys Kidz stores, 8 Johnston & Murphy stores and factory stores, 25 Underground Station stores and 52 Lids stores and to complete 54 major store renovations, including fourteen conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2005 for other purposes are expected to be approximately $6.4 million, including approximately $1.7 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company used proceeds from the $100.0 million term loan and cash on hand to purchase Hat World Corporation. The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2005, although the Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $1.3 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit agreement.

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There are 398,300 shares remaining to be repurchased under these authorizations as of July 31, 2004. The board has subsequently reset the repurchase authorization at 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit agreement. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999.

There were $4.7 million of letters of credit outstanding and $16.0 million borrowings outstanding under the revolving credit agreement at July 31, 2004, leaving availability under the revolving credit agreement of $54.3 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at July 31, 2004.

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

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $100.0 million term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $100.0 million term loan. The aggregate notional amount of the swaps is $65.0 million. At July 31, 2004, the net gain on these interest rate swaps was $0.1 million. As of July 31, 2004, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $100.0 million term loan by approximately $0.3 million on an annual basis.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at July 31, 2004. As a result, the Company considers the interest rate market risk implicit in these investments at July 31, 2004 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At July 31, 2004, the Company had $12.0 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at July 31, 2004 was $0.1 million based on current spot rates. As of July 31, 2004, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.7 million.

Accounts Receivable — The Company’s accounts receivable balance at July 31, 2004 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16.0% and another customer accounted for 13.0% of the Company’s trade accounts receivable balance as of July 31, 2004. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at July 31, 2004, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005.

New Accounting Principles

In June 2004, the Emerging Issues Task Force (EITF) issued proposed Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The proposed pronouncement addresses when to include contingently convertible debt instruments in diluted earnings per share. This statement would require companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. If approved, the Company’s diluted earnings per share calculation for Fiscal 2005 would include an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The new statement would be effective December 15, 2004 and require restatement of prior period diluted earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	In connection with its preparations to perform the assessment of internal controls required under Sarbanes-Oxley Act Section 404, the Company modified and enhanced certain controls during the quarter ended July 31, 2004.

During the quarter, the Company made changes to enhance the quality of internal controls in three areas. (1) The Company reviewed resource requirements and aligned priorities to ensure adequate and appropriate resources were available to supervise and review the preparation of bank reconciliations. (2) The Company added resources necessary to ensure an adequate level of independent verification of physical inventory results at retail store locations. (3) The Company strengthened controls surrounding data provided to actuaries related to pension liability calculations.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 23, 2004, shares representing a total of 21,968,928 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company elected eleven directors nominated by the board of directors by the following votes:

	Votes “For”	“Withheld”
Leonard L. Berry	20,138,988	23,302
William F. Blaufuss, Jr.	20,133,175	29,115
Robert V. Dale	19,234,312	927,978
W. Lipscomb Davis, Jr.	19,433,575	728,715
Matthew C. Diamond	20,138,688	23,602
Marty G. Dickens	20,134,010	28,280
Ben T. Harris	19,437,892	724,398
Kathleen Mason	19,341,536	820,754
Hal N. Pennington	19,436,542	725,748
William A. Williamson, Jr.	19,338,109	824,181
William S. Wire II	19,433,728	728,562

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 14, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 7 and 12) which contained its press release announcing the Company’s results of operations for the fiscal quarter ended May 1, 2004.

On May 26, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 7, 9 and 12) which contained its press release announcing the Company’s fiscal first quarter earnings and other results of operations.

On June 8, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Item 9) containing Regulation FD disclosures.

On June 15, 2004, the Company filed with the SEC a Current Report on Form 8-K/A (Items 2 and 7) which amends the Current Report on Form 8-K filed on April 9, 2004 to include the required financial statements and proforma financial information regarding the acquisition of Hat World Corporation.

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
September 9, 2004