Form 10-Q
period 2004-10-30
GENESCO INC
filed 2004-12-09
CIK 18498

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended October 30, 2004

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

Yes ☑ No ☐

Common Shares Outstanding November 26, 2004 – 22,299,364

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Genesco Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	October 30,	January 31,	November 1,
	2004	2004	2003
Assets
Current Assets
Cash and cash equivalents	$15,012	$81,549	$44,306
Accounts receivable, net of allowances of $2,409 at October 30, 2004, $3,334 at January 31, 2004 and $2,743 at November 1, 2003	18,823	12,515	18,731
Inventories	265,733	167,234	205,918
Deferred income taxes	10,510	7,633	8,523
Prepaids and other current assets	17,706	14,835	14,004

Total current assets	327,784	283,766	291,482

Property and equipment:
Land	4,972	4,856	4,856
Buildings and building equipment	14,336	13,917	13,743
Machinery	52,790	45,174	46,339
Furniture and fixtures	56,097	45,305	45,203
Construction in progress	7,231	3,469	6,010
Improvements to leased property	126,902	104,941	103,916

Property and equipment, at cost	262,328	217,662	220,067
Accumulated depreciation	(110,203)	(95,995)	(93,225)

Property and equipment, net	152,125	121,667	126,842

Deferred income taxes	-0-	18,137	20,624
Goodwill	97,430	-0-	-0-
Trademarks	47,621	-0-	-0-
Other intangibles, net of accumulated amortization of $1,350 at October 30, 2004, $-0- at January 31, 2004 and $-0- at November 1, 2003	7,236	-0-	-0-
Other noncurrent assets	9,243	6,617	6,678

Total Assets	$641,439	$430,187	$445,626

Genesco Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	October 30,	January 31,	November 1,
	2004	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93,541	$47,921	$78,318
Accrued employee compensation	17,411	6,284	5,916
Accrued rent	13,423	11,636	11,837
Accrued other taxes	7,471	5,055	4,577
Accrued income taxes	6,134	8,689	4,097
Other accrued liabilities	20,049	11,100	13,529
Current portion – long-term debt	17,000	-0-	-0-
Provision for discontinued operations	4,121	1,757	691

Total current liabilities	179,150	92,442	118,965

Long-term debt	175,250	86,250	86,250
Pension liability	29,180	25,617	34,907
Deferred income taxes	4,210	-0-	-0-
Other long-term liabilities	9,076	9,014	10,087
Provision for discontinued operations	1,854	1,266	833

Total liabilities	398,720	214,589	251,042

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,493	7,580	7,579
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 30, 2004 – 22,586,946/22,098,482
January 31, 2004 – 22,211,661/21,723,197
November 1, 2003 – 22,215,640/21,727,176	22,587	22,212	22,216
Additional paid-in capital	101,767	96,612	96,826
Retained earnings	154,663	132,215	115,416
Accumulated other comprehensive loss	(25,934)	(25,164)	(29,596)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	242,719	215,598	194,584

Total Liabilities and Shareholders’ Equity	$641,439	$430,187	$445,626

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$288,398	$212,483	$759,863	$584,707
Cost of sales	145,030	113,355	383,928	313,998
Selling and administrative expenses	119,251	82,426	330,596	243,350
Restructuring and other, net	667	-0-	627	(139)

Earnings from operations	23,450	16,702	44,712	27,498

Loss on early retirement of debt	-0-	-0-	-0-	2,581
Interest expense, net
Interest expense	3,204	1,590	8,138	6,162
Interest income	(66)	(80)	(222)	(471)

Total interest expense, net	3,138	1,510	7,916	5,691

Earnings before income taxes from continuing operations	20,312	15,192	36,796	19,226
Income tax expense	7,783	5,780	13,668	7,368

Earnings from continuing operations	12,529	9,412	23,128	11,858
Provision for discontinued operations, net	(440)	-0-	(461)	-0-

Net Earnings	$12,089	$9,412	$22,667	$11,858

Basic earnings per common share:
Continuing operations	$.57	$.43	$1.05	$.54
Discontinued operations	$(.02)	$.00	$(.03)	$.00
Net earnings	$.55	$.43	$1.02	$.54
Diluted earnings per common share:
Continuing operations	$.55	$.42	$1.02	$.53
Discontinued operations	$(.01)	$.00	$(.02)	$.00
Net earnings	$.54	$.42	$1.00	$.53

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,089	$9,412	$22,667	$11,858
Tax benefit of stock options exercised	97	29	1,192	45
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,273	5,550	20,538	16,189
Deferred income taxes	266	-0-	(43)	-0-
Provision for losses on accounts receivable	(12)	37	76	329
Impairment of long-lived assets	260	-0-	535	-0-
Restructuring gain	-0-	-0-	-0-	(139)
Loss on retirement of debt	-0-	-0-	-0-	959
Provision for discontinued operations	705	-0-	739	-0-
Other	812	387	1,747	1,059
Effect on cash of changes in working capital and other assets and liabilities net of acquisitions:
Accounts receivable	(2,441)	(4,189)	(5,890)	291
Inventories	(2,356)	7,521	(63,729)	(37,297)
Other current assets	(4,305)	(184)	(2,400)	(2)
Accounts payable	(2,572)	(4,283)	21,330	36,162
Other accrued liabilities	15,289	3,898	14,802	(2,858)
Other assets and liabilities	2,523	(1,570)	5,956	(69)

Net cash provided by operating activities	27,628	16,608	17,520	26,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,559)	(6,773)	(27,814)	(15,972)
Acquisitions, net of cash acquired	1,120	-0-	(167,663)	-0-
Proceeds from sale of property and equipment	9	12	11	638

Net cash used in investing activities	(10,430)	(6,761)	(195,466)	(15,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(135)	-0-	(321)	-0-
Stock repurchases	-0-	(1,367)	-0-	(1,398)
Change in overdraft balances	(8,355)	2,528	5,253	(1,504)
Revolver borrowings, net	(10,000)	-0-	6,000	-0-
Dividends paid	(73)	(74)	(219)	(221)
Payments of long-term debt	-0-	-0-	-0-	(103,245)
Long-term borrowings	-0-	-0-	100,000	86,250
Deferred financing costs	-0-	-0-	(3,360)	(3,238)
Options exercised and shares issued in Employee Stock Purchase Plan	1,100	404	4,065	540
Other	(9)	-0-	(9)	-0-

Net cash provided by (used in) financing activities	(17,472)	1,491	111,409	(22,816)

Net Cash Flow	(274)	11,338	(66,537)	(11,623)
Cash and cash equivalents at beginning of period	15,286	32,968	81,549	55,929

Cash and cash equivalents at end of period	$15,012	$44,306	$15,012	$44,306

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,831	$586	$5,939	$6,109
Income taxes	1,236	131	15,890	7,705

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total					Accumulated		Total
	Non-Redeemable		Additional			Other		Share-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Comprehensive	holders’
	Stock	Stock	Capital	Shares	Earnings	Loss	Income	Equity
Balance February 1, 2003	$7,599	$22,222	$97,488	$(17,857)	$103,779	$(30,452)		$182,779

Net earnings	-0-	-0-	-0-	-0-	28,730	-0-	$28,730	28,730
Dividends paid	-0-	-0-	-0-	-0-	(294)	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares - Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax benefit of stock options exercised	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	-0-	985	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	-0-	4,303	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							34,018

Balance January 31, 2004	7,580	22,212	96,612	(17,857)	132,215	(25,164)		215,598

Net earnings	-0-	-0-	-0-	-0-	22,667	-0-	22,667	22,667
Dividends paid	-0-	-0-	-0-	-0-	(219)	-0-	-0-	(219)
Exercise of options	-0-	354	3,711	-0-	-0-	-0-	-0-	4,065
Tax benefit of stock options exercised	-0-	-0-	1,192	-0-	-0-	-0-	-0-	1,192
Loss on foreign currency forward contracts (net of tax benefit of $0.4 million)	-0-	-0-	-0-	-0-	-0-	(673)	(673)	(673)
Loss on interest rate swaps (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	-0-	(233)	(233)	(233)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	-0-	136	136	136
Other	(87)	21	252	-0-	-0-	-0-	-0-	186

Comprehensive income*							$21,897

Balance October 30, 2004	$7,493	$22,587	$101,767	$(17,857)	$154,663	$(25,934)		$242,719

*Comprehensive income was $11.8 million and $9.7 million for the third quarter ended October 30, 2004 and November 1, 2003, respectively. Comprehensive income was $12.7 million for the nine month period ended November 1, 2003.

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

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at October 30, 2004 of 1,603 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail footwear and headwear stores and leased departments.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at October 30, 2004 and January 31, 2004, are cash equivalents of $0.7 million and $71.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At October 30, 2004 and January 31, 2004, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.4 million and $12.0 million, respectively. These amounts are included in trade accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. Two customers each accounted for 12% and another customer accounted for 11% of the Company’s trade receivables balance as of October 30, 2004 and no other customer accounted for more than 8% of the Company’s trade receivables balance as of October 30, 2004.

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

The Company tests for impairment of identifiable intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

Identifiable intangible assets of the Company with finite lives are primarily leases and customer lists. They are subject to amortization and are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Postretirement Benefits

Substantially all full-time employees, except employees in the Hat World/Lids segment, are covered by a defined benefit pension plan. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.8 million, $1.9 million, $4.2 million and $6.2 million for the third quarter and first nine months of Fiscal 2005 and 2004, respectively.

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

Store Closings and Exit Costs

From time to time, the Company makes strategic decisions to close stores or exit locations, or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144 (adopted in Fiscal 2002), and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Statement of Earnings, if material individually or cumulatively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $6.1 million, $5.4 million, $18.0 million and $15.1 million for the third quarter and first nine months of Fiscal 2005 and 2004, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheets included prepaid assets for direct response advertising costs of $0.6 million and $0.3 million at October 30, 2004 and November 1, 2003, respectively.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million, $0.7 million, $1.8 million and $2.1 million for the third quarter and first nine months of Fiscal 2005 and 2004, respectively. During the first nine months of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.5 million, $0.7 million, $1.8 million and $1.6 million for the third quarter and first nine months of Fiscal 2005 and 2004, respectively. During the first nine months of Fiscal 2005 and 2004, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.

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

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 30, 2004 consists of $26.5 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.7 million on foreign currency forward contracts, net of tax, cumulative net losses of $0.2 million on interest rate swaps, net of tax and a $0.1 million foreign currency translation adjustment.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company for making internal operating decisions (see Note 10).

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

As of October 30, 2004, the Company had two fixed stock incentive plans and one restricted stock incentive plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plan. The compensation cost that has been charged against income for its restricted stock incentive plans was $0.1 million, $0.1 million, $0.3 million and $0.4 million, net of tax, for the third quarter and first nine months of Fiscal 2005 and 2004, respectively. There was no additional stock incentive plan compensation reflected in net earnings, as all options granted under the fixed stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$12,089	$9,412	$22,667	$11,858
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	99	143	318	401
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(760)	(682)	(2,012)	(1,737)

Pro forma net earnings	$11,428	$8,873	$20,973	$10,522

Earnings per share:
Basic - as reported	$.55	$.43	$1.02	$.54

Basic - pro forma	$.52	$.40	$.95	$.47

Diluted - as reported	$.54	$.42	$1.00	$.53

Diluted - pro forma	$.51	$.40	$.93	$.47

New Accounting Principles

In November 2004, the Emerging Issues Task Force (EITF) issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Consensus addresses when to include contingently convertible debt instruments in diluted earnings per share. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. The Company’s diluted earnings per share calculation for Fiscal 2005 will include an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The Consensus is effective for periods ending after December 15, 2004 and requires restatement of prior period diluted earnings per share.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring and Other Charges and Discontinued Operations

Fiscal 2005 Other Charges

The Company recorded a pretax charge to earnings of $0.7 million in the third quarter of Fiscal 2005. The charge was primarily for lease terminations of four Jarman stores and retail store asset impairments. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restructuring and Other Charges and Discontinued Operations, Continued

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total
Balance February 1, 2003	$423	$2,928	$3,351
Excess provision August 2, 2003	(132)	(7)	(139)
Excess provision January 31, 2004	(22)	(1,779)	(1,801)
Charges and adjustments, net	(215)	(689)	(904)

Balance January 31, 2004 (included in other accrued liabilities)	54	453	507
Charges and adjustments, net	(54)	(453)	(507)

Balance October 30, 2004	$-0-	$-0-	$-0-

Discontinued Operations

Accrued Provision for Discontinued Operations

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total
Balance February 1, 2003	$1,433	$1,132	$30	$2,595
Additional provision January 31, 2004	10	1,441	(18)	1,433
Charges and adjustments, net	(1,443)	448	(10)	(1,005)

Balance January 31, 2004	-0-	3,021	2	3,023
Additional provisions Fiscal 2005	-0-	739	-0-	739
Charges and adjustments, net	-0-	2,212	1	2,213

Balance October 30, 2004*	-0-	5,972	3	5,975
Current provision for discontinued operations	-0-	4,118	3	4,121

Total Noncurrent Provision for Discontinued Operations	$-0-	$1,854	$-0-	$1,854

*Includes $5.6 million environmental provision including $3.8 million in current provision for discontinued operations.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Inventories

	October 30,	January 31,
In thousands	2004	2004
Raw materials	$174	$142
Wholesale finished goods	30,101	28,900
Retail merchandise	235,458	138,192

Total Inventories	$265,733	$167,234

Note 4
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At October 30, 2004 and January 31, 2004, the Company had approximately $8.6 million and $6.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately two and one-half months. The gain based on spot rates under these contracts at October 30, 2004 and January 31, 2004 was $0.5 million and $0.8 million, respectively. For the nine months ended October 30, 2004, the Company recorded an unrealized loss on foreign currency forward contracts of $1.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Derivative Instruments and Hedging Activities, Continued

The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its new $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (2.17% at October 30, 2004) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

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

At October 30, 2004, the net loss of these interest rate swap agreements was $0.2 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt

	October 30,	January 31,
In thousands	2004	2004
4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	100,000	-0-
Revolver borrowings	6,000	-0-

Total long-term debt	192,250	86,250
Current portion, term loan	17,000	-0-

Total Noncurrent Portion of Long-Term Debt	$175,250	$86,250

Long-term debt maturing during each of the next five years ending October is as follows: 2005 – $17,000,000, 2006 — $18,000,000; 2007 — $22,000,000; 2008 - $28,000,000; 2009 — $21,000,000; and thereafter — $86,250,000.

Credit Agreement:

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with a group of 10 banks, led by Bank of America, N.A. as Administrative Agent. The agreement governing the facilities expires April 1, 2009. The facilities consist of a $100.0 million term loan (used to fund a portion of the purchase price for the Hat World acquisition) and a $75.0 million revolving credit facility (which replaced the previous $75.0 million revolving credit facility). The revolving credit facility is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed the $100.0 million term loan on April 1, 2004. The Company had $6.0 million of borrowings outstanding under the revolving credit agreement at October 30, 2004. The Company had outstanding letters of credit of $10.2 million under the agreement at October 30, 2004. These letters of credit support product purchases and lease and insurance indemnifications.

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Long-Term Debt, Continued

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company was in compliance with the financial covenants contained in the credit agreement at October 30, 2004.

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

Note 6
Income Taxes

The Company recorded an effective income tax rate of 38.3% and 38.0% for the three months ended October 30, 2004 and November 1, 2003, respectively, and 37.1% and 38.3% for the nine months ended October 30, 2004 and November 1, 2003, respectively. Income taxes for the nine months this year included a favorable tax settlement of $0.5 million. Without the settlement, the rate would have been 38.5% for the nine month period of Fiscal 2005.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
In thousands	2004	2003	2004	2003
Service Cost	$520	$500	$1,644	$1,428
Interest cost	1,734	1,778	5,136	5,082
Expected return on plan assets	(1,862)	(1,935)	(5,631)	(5,529)
Amortization:
Prior service cost	-0-	(35)	(70)	(100)
Losses	973	760	3,043	2,172

Net amortization	973	725	2,973	2,072

Curtailment gain	-0-	-0-	(605)	-0-

Net Periodic Benefit Cost	$1,365	$1,068	$3,517	$3,053

	Other Benefits
	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
In thousands	2004	2003	2004	2003
Service Cost	$44	$24	$132	$72
Interest cost	24	38	72	114
Expected return on plan assets	-0-	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	-0-	-0-	-0-
Losses	20	17	60	51

Net amortization	20	17	60	51

Net Periodic Benefit Cost	$88	$79	$264	$237

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

Genesco Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 30, 2004			November 1, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings from continuing operations	$12,529			$9,412
Less: Preferred stock dividends	(73)			(74)

Basic EPS
Income available to common shareholders	12,456	22,041	$.57	9,338	21,751	$.43

Effect of Dilutive Securities
Options		348			266
Convertible preferred stock(1)	21	37		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		63			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$12,477	22,489	$.55	$9,338	22,081	$.42

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 1 and 4 for all periods presented. Therefore, conversion of Series 1 and 4 convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1 and 4 preferred stock would have been 30,644 and 24,946, respectively. Shares convertible to common stock for Series 3 preferred stock are included for Fiscal 2005 because the amount of the dividend on the preferred stock per common share obtainable on conversion of the convertible preferred stock is lower than basic earnings per share for the third quarter ended October 30, 2004.

(2)	These debentures will be included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. All prior periods will be restated.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. The Company has not repurchased any shares during Fiscal 2005.

Genesco Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 30, 2004			November 1, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings from continuing operations	$23,128			$11,858
Less: Preferred stock dividends	(219)			(221)

Basic EPS
Income available to common shareholders	22,909	21,902	$1.05	11,637	21,750	$.54

Effect of Dilutive Securities
Options		391			240
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		64			65

Diluted EPS
Income available to common shareholders plus assumed conversions	$22,909	22,357	$1.02	$11,637	22,055	$.53

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,644, 37,263 and 24,946, respectively.

(2)	These debentures will be included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. All prior periods will be restated.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. The Company has not repurchased any shares during Fiscal 2005.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings

Environmental Matters

New York State Environmental Matters

In 1995, the Company received notice from the New York State Department of Environmental Conservation (the “Department”) that it deemed remedial action to be necessary with respect to certain contaminants in the vicinity of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969, and that it considered the Company a potentially responsible party. In August 1997, the Department and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site, without admitting liability or accepting responsibility for any future remediation of the site. In conjunction with the consent order, the Company entered into an agreement with the owner of the site providing for a release from liability for property damage and for necessary access to the site, for payments totaling $400,000. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $5.9 million to $6.1 million, $2.5 million of which the Company has already paid which is net of insurance recoveries. The Company believes that it has adequately accrued for the costs of conducting the RIFS and implementing the interim remedial measure contemplated by the consent order, but there is no assurance that the consent order will ultimately resolve the matter.

As part of its analysis of whether to undertake further voluntary action, the Company has assessed various methods of preventing potential future impact of contamination from the site on two public wells that are in the expected future path of the groundwater plume from the site. The Village of Garden City has proposed the installation at the supply wells of enhanced treatment measures at an estimated cost of approximately $2.6 million, with estimated future costs of up to $2.0 million. In the third quarter of Fiscal 2005, the Company provided for the estimated cost of a remedial alternative it considers adequate to prevent such impact and which it would be willing to implement voluntarily. The Village of Garden City has also asserted that the Company is liable for historical costs of treatment at the wells totaling approximately $3.4 million. Because of evidence with regard to when contaminants from the site of the Company’s former operations first reached the wells, the Company believes it should have no liability with respect to such historical costs.

The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order. The Company’s voluntary assumption of responsibility for the IRM and the RIFS, its decision to settle with the owner of the site and its willingness to implement a remedial alternative with respect to the supply wells were based upon its judgment that such actions were preferable to litigation to determine its liability, if any, for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation versus the costs and uncertainty of litigation.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings, Continued

In October 2004, the Company received and responded to a questionnaire to its former Whitehall Leather division from the U.S. Environmental Protection Agency in connection with contamination at two sites in western New York State. The sites were reportedly used for waste disposal by a glue manufacturer not related to the Company which purchased byproducts of leather tanning operations to use as raw materials in the manufacture of glue. The Company found no evidence that Whitehall Leather sent any materials to the New York sites.

Whitehall Environmental Matters

Pursuant to a work plan approved by the Michigan Department of Environmental Quality (“MDEQ”) the Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.

In June 1999, the Company submitted a remedial action plan (the “Plan”) for the site to MDEQ and subsequently amended it to include additional upland remediation to bring the property into compliance with regulatory standards for non-industrial uses. The Company, with the approval of MDEQ, had previously installed horizontal wells to capture groundwater from a portion of the site and treat it by air sparging. The Plan proposed continued operation of this system for an indefinite period and monitoring of groundwater samples to ensure that the system is functioning as intended. In the fourth quarter of Fiscal 2004 and again in the third quarter of Fiscal 2005, the Company proposed and provided for costs associated with certain enhancements to the system. Management cannot reasonably estimate the range of costs associated with future remediation of the site or predict whether it will have a material effect on the Company’s financial condition or results of operations.

On June 30, 1999, the City of Whitehall filed an action against the Company in the circuit court for the City of Muskegon primarily seeking to require the Company to remediate lake sediment contamination at the site. The Company, the City of Whitehall and MDEQ settled their disagreement over lake sediments for a lump sum payment of $3.4 million by the Company in the first quarter of Fiscal 2003. In connection with the settlement, the City’s lawsuit was dismissed with prejudice.

Related to all outstanding environmental contingencies, the Company had accrued $5.6 million as of October 30, 2004, $2.7 million as of January 31, 2004 and $1.2 million as of November 1, 2003. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying balance sheet. Additional provision less insurance proceeds/recoveries realized, totaled approximately $705,000 for the three month period ended October 30, 2004 and $739,000 for the nine month period ended October 30, 2004. Such amounts were recognized in provision for discontinued operations, net on the accompanying Statements of Earnings.

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings, Continued

Insurance Matter

In May 2003, the Company filed a declaratory judgment action in the U. S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to the New York State knitting mill matter described above and the matters described below under the caption “Whitehall Environmental Matters.” The action sought a determination that the carriers’ defense and indemnity obligations under the policies extend to the site. During the third quarter of Fiscal 2005, the Company and the carriers reached definitive settlement agreements and the Company received cash payments from the carriers totaling approximately $3.0 million in exchange for releases from liability with respect to the two sites. Net of the insurance proceeds, additional provisions totaling approximately $0.8 million for future remediation expenses associated with the New York State knitting mill matter described above and the Whitehall matter described above, are reflected in the loss from discontinued operations for the third quarter of Fiscal 2005.

Other Matters

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

California Employment Matter

On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. The Company has retained counsel and is assessing the allegations in the complaint, and intends to defend the matter vigorously.

Genesco Inc.and Subsidiaries

Notes to Consolidated Financial Statements

Note 10
Business Segment Information

The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World/Lids, comprised of Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.

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

Three Months Ended		Underground
October 30, 2004		Station	Hat World/	Johnston		Corporate
In thousands	Journeys	Group	Lids	& Murphy	Dockers	& Other	Consolidated
Sales	$137,985	$34,273	$59,477	$38,256	$18,400	$73	$288,464
Intercompany sales	-0-	-0-	-0-	-0-	(66)	-0-	(66)

Net sales to external customers	$137,985	$34,273	$59,477	$38,256	$18,334	$73	$288,398

Segment operating income (loss)	$17,967	$770	$7,681	$1,866	$2,140	$(6,307)	$24,117
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(667)	(667)

Earnings (loss) from operations	17,967	770	7,681	1,866	2,140	(6,974)	23,450
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,204)	(3,204)
Interest income	-0-	-0-	-0-	-0-	-0-	66	66

Earnings (loss) before income taxes from continuing operations	$17,967	$770	$7,681	$1,866	$2,140	$(10,112)	$20,312

Total assets	$169,188	$61,765	$233,423	$63,434	$23,199	$90,430	$641,439
Depreciation	2,537	804	1,934	627	31	1,340	7,273
Capital expenditures	2,443	1,927	4,430	1,083	10	1,666	11,559

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
November 1, 2003		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated
Sales	$121,602	$34,996	$38,760	$17,308	$102	$212,768
Intercompany sales	-0-	-0-	-0-	(285)	-0-	(285)

Net sales to external customers	$121,602	$34,996	$38,760	$17,023	$102	$212,483

Segment operating income (loss)	$16,484	$1,390	$455	$1,315	$(2,942)	$16,702
Restructuring and other	-0-	-0-	-0-	-0-	-0-	-0-

Earnings (loss) from operations	16,484	1,390	455	1,315	(2,942)	16,702
Interest expense	-0-	-0-	-0-	-0-	(1,590)	(1,590)
Interest income	-0-	-0-	-0-	-0-	80	80

Earnings (loss) before income taxes from continuing operations	$16,484	$1,390	$455	$1,315	$(4,452)	$15,192

Total assets	$165,221	$61,532	$64,210	$20,935	$133,728	$445,626
Depreciation	2,497	825	680	32	1,516	5,550
Capital expenditures	4,203	1,576	196	-0-	798	6,773

Nine Months Ended		Underground
October 30, 2004		Station	Hat World/	Johnston		Corporate
In thousands	Journeys	Group	Lids	& Murphy	Dockers	& Other	Consolidated
Sales	$358,011	$97,864	$135,518	$118,210	$50,485	$223	$760,311
Intercompany sales	-0-	-0-	-0-	-0-	(448)	-0-	(448)

Net sales to external customers	$358,011	$97,864	$135,518	$118,210	$50,037	$223	$759,863

Segment operating income (loss)	$33,297	$907	$16,767	$5,492	$5,195	$(16,319)	$45,339
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(627)	(627)

Earnings (loss) from operations	33,297	907	16,767	5,492	5,195	(16,946)	44,712
Interest expense	-0-	-0-	-0-	-0-	-0-	(8,138)	(8,138)
Interest income	-0-	-0-	-0-	-0-	-0-	222	222

Earnings (loss) before income taxes from continuing operations	$33,297	$907	$16,767	$5,492	$5,195	$(24,862)	$36,796

Total assets	$169,188	$61,765	$233,423	$63,434	$23,199	$90,430	$641,439
Depreciation	7,645	2,349	4,287	1,892	93	4,272	20,538
Capital expenditures	6,802	4,267	9,505	2,570	31	4,639	27,814

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Nine Months Ended		Underground
November 1, 2003		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated
Sales	$317,791	$100,291	$118,368	$48,948	$224	$585,622
Intercompany sales	-0-	-0-	-0-	(915)	-0-	(915)

Net sales to external customers	$317,791	$100,291	$118,368	$48,033	$224	$584,707

Segment operating income (loss)	$28,758	$3,181	$2,429	$3,605	$(10,614)	$27,359
Restructuring and other	-0-	-0-	-0-	-0-	139	139

Earnings (loss) from operations	28,758	3,181	2,429	3,605	(10,475)	27,498
Interest expense	-0-	-0-	-0-	-0-	(6,162)	(6,162)
Interest income	-0-	-0-	-0-	-0-	471	471
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$28,758	$3,181	$2,429	$3,605	$(18,747)	$19,226

Total assets	$165,221	$61,532	$64,210	$20,935	$133,728	$445,626
Depreciation	7,376	2,454	1,968	99	4,292	16,189
Capital expenditures	9,046	3,868	1,147	9	1,902	15,972

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Acquisitions

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of 100% of the outstanding common shares of Hat World Corporation (“Hat World”) for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. The release of the final escrow that could result in further adjustments to the purchase price will occur after April 1, 2005. The results of Hat World’s operations have been included in the consolidated financial statements since that date. Headquartered in Indianapolis, Indiana, Hat World is a leading specialty retailer of licensed and branded headwear sold through 525 retail stores as of October 30, 2004. The Company believes the acquisition will enhance its strategic development and prospects for growth.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At April 1, 2004

Inventories	$33,888
Property and equipment	24,278
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	97,431
Other assets	3,830
Accounts payable	(19,036)
Noncurrent deferred tax liability	(23,036)
Other liabilities	(6,947)

Net Assets Acquired	$166,318

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

Genesco Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Acquisitions, Continued

The following pro forma information presents the results of operations of the Company as if the Hat World acquisition had taken place at the beginning of all periods presented in the table below. Pro forma adjustments have been made to reflect additional interest expense from the $100.0 million in debt associated with the acquisition. The pro forma results of operations include $2.0 million of non-recurring transaction costs incurred by Hat World for the two months ended March 31, 2004.

	Pro forma
	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
In thousands, except per share data	2004	2003	2004	2003
Net sales	$288,398	$260,814	$792,824	$714,960
Net earnings	12,089	10,898	21,217	12,963
Net earnings per share:
Basic	$0.55	$0.50	$0.96	$0.59
Diluted	$0.54	$0.49	$0.94	$0.58

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 18 Cap Connection and Head Quarters stores at October 30, 2004 in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment, of which approximately $0.1 million is being held in escrow until certain conditions are met concerning leases. Cap Connection is a leading Canadian specialty retailer of headwear.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:

•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of the holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in demand or buying patterns by significant wholesale customers.

•	Year-to-year variations in the timing of holidays and other drivers of retail sales.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The integration of the Hat World and Cap Connection acquisitions.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels and to identify and timely obtain new locations at acceptable expense levels.

•	Certain increases in the trading price of the Company’s common stock and changes in the applicable accounting treatment of the contingent conversion feature of the Company’s 4.125% convertible subordinated debentures due 2023, either of which would result in an increase in common shares deemed outstanding in the calculation of earnings per share by 3.9 million shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.

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

Overview

The Company is a leading retailer and wholesaler of branded footwear and a leading retailer of licensed and branded headwear, operating 1,603 retail footwear and headwear stores and leased departments throughout the United States, Puerto Rico and Canada as of October 30, 2004. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 1,075 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear operating 525 stores at October 30, 2004. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta — based Cap Connection Ltd., a leading Canadian specialty retailer of headwear operating 18 stores at October 30, 2004. See “Significant Developments.”

The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World/Lids, comprised of Hat World, Lids, Hat Zone, Cap Factory, Cap Connection and Headquarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 — 22 year old men and women. The stores average approximately 1,650 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet.

The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 — 35 age group. The Underground Station Group stores average approximately 1,550 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores during Fiscal 2005 subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores as quickly as it is financially feasible, subject to landlord approval. During the first nine months of Fiscal 2005, 14 Jarman stores were closed and nine Jarman stores were converted to Underground Station stores.

Hat World/Lids retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 700 square feet and are located in malls, airports, street level stores and factory outlet stores nationwide and in Canada.

Johnston & Murphy retail stores sell a broad range of men’s dress and casual footwear and accessories to business and professional consumers primarily between the ages of 25 and 54. These stores average approximately 1,300 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear in factory stores located in factory outlet malls. These stores average approximately 2,400 square feet.

The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. The Dockers license agreement was renewed October 22, 2004. The Dockers license agreement, as amended, expires on December 31, 2006 with a Company option to renew through December 31, 2008, subject to certain conditions. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.

The Company’s net sales increased 35.7% during the third quarter of Fiscal 2005 compared to the prior year’s third quarter. The increase was driven primarily by the addition of new stores (including 525 Hat World/Lids stores acquired on April 1, 2004 or opened since April 1, 2004 and 18 Cap Connection stores acquired on July 1, 2004 or opened since July 1, 2004), as well as a 7.7% increase in Dockers Footwear sales and a 4% increase in comparable store sales for all concepts. The same store sales increase was primarily due to growth in unit comparable sales in the Journeys business, a moderation in the decline in average selling price in the Journeys and Underground Station businesses and the addition of Hat World. Gross margin increased as a percentage of sales during the third quarter of Fiscal 2005 primarily due to the acquisition of Hat World, improvements in Johnston & Murphy wholesale due to changes in sourcing and less promotional selling, and improvement in Dockers Footwear’s margin due to a reduction in close out sales compared to last year’s third quarter.

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

Significant Developments

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment. At October 30, 2004, the Company operated 18 Cap Connection and Headquarters stores, in Alberta, British Columbia and Ontario, Canada.

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear. As of October 30, 2004, it operated 525 stores across the U.S. under the Hat World, Lids and Hat Zone names. The Company believes the acquisition will enhance its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.

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

Fiscal 2005 Other Charges and Credits

The Company recorded a pretax charge to earnings of $0.7 million in the third quarter of Fiscal 2005. The charge was primarily for lease terminations of four Jarman stores and retail store asset impairments. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

Discontinued Operations

The Company recorded a charge to earnings (net of tax) of $0.4 million ($0.01 diluted earnings per share) in the third quarter of Fiscal 2005 primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the company, offset by $3.0 million from settlements with certain insurance carriers regarding the sites. See Note 9 to the Consolidated Financial Statements.

Results of Operations — Third Quarter Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in the third quarter ended October 30, 2004 increased 35.7% to $288.4 million from $212.5 million in the third quarter ended November 1, 2003. The sales increase included Hat World/Lids sales of $59.5 million for the third quarter this year. Hat World was acquired by the Company on April 1, 2004. Gross margin increased 44.6% to $143.4 million in the third quarter this year from $99.1 million in the same period last year and increased as a percentage of net sales from 46.7% to 49.7%. Selling and administrative expenses in the third quarter this year increased 44.7% from the third quarter last year and increased as a percentage of net sales from 38.8% to 41.3%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the third quarter ended October 30, 2004 were $20.3 million, compared to $15.2 million for the third quarter ended November 1, 2003. Pretax earnings for the third quarter ended October 30, 2004 included a restructuring and other charge of $0.7 million, primarily for lease terminations of four Jarman stores and retail store asset impairments. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.”

Net earnings for the third quarter ended October 30, 2004 were $12.1 million ($0.54 diluted earnings per share), compared to $9.4 million ($0.42 diluted earnings per share) for the third quarter ended November 1, 2003. Net earnings for the third quarter ended October 30, 2004 included a $0.4 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by $3.0 million from settlements with certain insurance carriers regarding the sites. See Note 9 to the Consolidated Financial Statements. The Company recorded an effective income tax rate of 38.3% in the third quarter this year compared to 38.0% in the same period last year.

Journeys

	Three Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$137,985	$121,602	13.5%
Operating income	$17,967	$16,484	9.0%
Operating margin	13.0%	13.6%

Net sales from Journeys increased 13.5% for the third quarter ended October 30, 2004 compared to the same period last year. The increase reflects primarily a 7% increase in comparable store sales and a 6% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 10% for the third quarter ended October 30, 2004. The average price per pair of shoes decreased 3% in the third quarter of Fiscal 2005, reflecting fashion-related changes in product mix, while unit sales increased 17% during the same period. The Journeys business experienced a moderation in the decline in average selling price of products during the quarter, continuing a trend in the results of recent quarters. The average price fell 3% during the third quarter this year compared to 9% in the third quarter last year. Journeys operated 687 stores at the end of the third quarter of Fiscal 2005, including 41 Journeys Kidz stores, compared to 658 stores at the end of the third quarter last year, including 40 Journeys Kidz stores. With the addition of a Journeys store in Hawaii during the third quarter this year, the Journeys business has a store in every state except Montana and expects to have one there early next year.

Journeys operating income for the third quarter ended October 30, 2004 increased 9.0% to $18.0 million, compared to $16.5 million for the third quarter ended November 1, 2003. The increase was due to increased net sales, reflecting the increase in comparable store sales and stores operated. Gross margin decreased as a percentage of net sales, reflecting changes in product mix, which caused operating margin to decrease from 13.6% for the third quarter ended November 1, 2003 to 13.0% for the third quarter ended October 30, 2004.

Underground Station Group

	Three Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$34,273	$34,996	(2.1)%
Operating income	$770	$1,390	(44.6)%
Operating margin	2.2%	4.0%

Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 2.1% for the third quarter ended October 30, 2004 compared to the same period last year. The decrease in net sales was primarily due to a 30% decline in Jarman retail store sales, reflecting a 28% decrease in Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Sales for Underground Station stores increased 17% for the third quarter this year. Comparable store sales were down 5% for the Underground Station Group and comparable store sales for Underground Station stores were down only 2%, which compares to a 7% decrease for the same period last year. The 2% comparable store sales decrease in the third quarter this year compares favorably to the second quarter where comparable store sales were down 11%. Footwear unit comparable sales were also down 9% for the Underground Station Group for the third quarter ended October 30, 2004. The average price per pair of shoes increased 1% in the third quarter of Fiscal 2005, primarily reflecting changes in product mix, while unit sales decreased 8% during the same period. The average price per pair of shoes at Underground Station stores increased 4% during the third quarter this year, primarily reflecting changes in product mix. This compares to a 1% decline in average price per pair of shoes in the second quarter this year and a 4% decline in the first quarter this year. Gross margin increased as a percentage of net sales during the third quarter ended October 30, 2004, reflecting decreased markdowns. Underground Station Group operated 231 stores at the end of the third quarter of Fiscal 2005, including 158 Underground Station stores. The Underground Station Group had operated 237 stores at the end of the third quarter last year, including 132 Underground Station stores.

The Underground Station Group’s operating income for the third quarter ended October 30, 2004 was $0.8 million compared to $1.4 million in the third quarter ended November 1, 2003. The decrease was due to decreased net sales, reflecting the decrease in comparable store sales and stores operated, and to increased expenses as a percentage of net sales.

Hat World/Lids

	Three Months Ended*
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$59,477	$-0-	NA
Operating income	$7,681	$-0-	NA
Operating margin	12.9%	0%

*	The Company acquired Hat World on April 1, 2004.

Hat World/Lids comparable store sales increased 12% for the third quarter ended October 30, 2004. A strong gross margin contributed to the operating margin of 12.9%. Management believes that Hat World’s comparable store sales increase resulted from favorable trends in consumer demand, driven by strong core sports products, particularly major league baseball, the Boston Red Sox and the New York Yankees, as well as strength in the fashion and branded businesses.

Johnston & Murphy

	Three Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$38,256	$38,760	(1.3)%
Operating income	$1,866	$455	310.1%
Operating margin	4.9%	1.2%

Johnston & Murphy net sales decreased 1.3% to $38.3 million for the third quarter ended October 30, 2004 from $38.8 million for the third quarter ended November 1, 2003, reflecting a 1% decrease in comparable store sales for Johnston & Murphy retail operations, a 7% decrease in average stores operated and a 4% decrease in Johnston & Murphy wholesale sales. Retail operations accounted for 72.5% of Johnston & Murphy segment sales in the third quarter this year, up from 71.7% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 7% (7% in the Johnston & Murphy shops) in the third quarter this year, primarily due to a greater emphasis on a more focused assortment of higher-end, premium footwear, while unit sales were down 9% during the same period. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2005 included 142 Johnston & Murphy stores and factory stores compared to 152 Johnston & Murphy stores and factory stores at the end of the third quarter of Fiscal 2004. The decline in wholesale sales was due to less closeout sales. Unit sales for the Johnston & Murphy wholesale business decreased 13% in the third quarter of Fiscal 2005 while the average price per pair of shoes increased 10% for the same period. The unfilled order position for Johnston & Murphy wholesale was up at the end of the third quarter this year.

Johnston & Murphy operating income for the third quarter ended October 30, 2004 increased to $1.9 million for the third quarter this year from $0.5 million last year, primarily due to increased gross margin as a percentage of net sales, reflecting improvements in sourcing, less promotional selling and a higher mix of premium product.

Dockers Footwear

	Three Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$18,334	$17,023	7.7%
Operating income	$2,140	$1,315	62.7%
Operating margin	11.7%	7.7%

Dockers Footwear’s net sales increased 7.7% to $18.3 million for the third quarter ended October 30, 2004, from $17.0 million for the third quarter ended November 1, 2003. The sales increase was primarily attributable to the Stain Defender product line. Unit sales of Dockers footwear increased 4% for the third quarter this year and the average price per pair of shoes increased 2% for the same period, reflecting less closeout sales.

Dockers Footwear’s operating income for the third quarter ended October 30, 2004 increased to $2.1 million, compared to $1.3 million for the third quarter ended November 1, 2003, primarily due to increased sales, increased gross margin as a percentage of net sales, reflecting less closeout sales, and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the third quarter ended October 30, 2004 were $7.0 million, compared to $2.9 million for the third quarter ended November 1, 2003. This year’s third quarter included $0.7 million of restructuring and other charges, primarily for lease terminations of four Jarman stores and retail store asset impairments. The increase in corporate expenses in the third quarter this year reflects higher bonus accruals, increased professional fees (including increased audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations) and the absence of similar restructuring charges in the third quarter last year.

Interest expense increased 101.5% from $1.6 million in the third quarter ended November 1, 2003 to $3.2 million for the third quarter ended October 30, 2004, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World, and to the increase in revolver borrowings. There was an average of $11.1 million of borrowings under the Company’s revolving credit facility during the three months ended October 30, 2004, and no borrowings during the three months ended November 1, 2003.

Interest income decreased 17.5% in the third quarter this year compared to the third quarter last year due to the decrease in average short-term investments.

Results of Operations — Nine Months Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in the nine months ended October 30, 2004 increased 30.0% to $759.9 million from $584.7 million in the nine months ended November 1, 2003. The sales increase included Hat World/Lids sales of $135.5 million for the period April 1, 2004 through October 30, 2004. Hat World was acquired by the Company on April 1, 2004. Gross margin increased 38.9% to $375.9 million in the first nine months this year from $270.7 million in the same period last year and increased as a percentage of net sales from 46.3% to 49.5%. Selling and administrative expenses in the first nine months this year increased 35.9% from the first nine months last year and increased as a percentage of net sales from 41.6% to 43.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the nine months ended October 30, 2004 were $36.8 million, compared to $19.2 million for the nine months ended November 1, 2003. Pretax earnings for the nine months ended October 30, 2004 included a restructuring and other charge of $0.6 million, primarily for lease terminations of fourteen Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.” Pretax earnings for the nine months ended November 1, 2003 included a $2.6 million loss on the early retirement of debt, offset by a $0.1 million adjustment to a previous restructuring charge.

Net earnings for the nine months ended October 30, 2004 were $22.7 million ($1.00 diluted earnings per share), compared to $11.9 million ($0.53 diluted earnings per share) for the nine months ended November 1, 2003. Net earnings for the nine months ended October 30, 2004 included a $0.5 million ($0.02 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by $3.3 million from settlements with certain insurance carriers regarding the sites. See Note 9 to the Consolidated Financial Statements. The Company recorded an effective income tax rate of 37.1% in the first nine months this year compared to 38.3% in the same period last year. Income taxes for the first nine months this year included a favorable tax settlement of $0.5 million. Without the settlement, the rate would have been 38.5% for the first nine months this year.

Journeys

	Nine Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$358,011	$317,791	12.7%
Operating income	$33,297	$28,758	15.8%
Operating margin	9.3%	9.0%

Net sales from Journeys increased 12.7 % for the nine months ended October 30, 2004 compared to the same period last year. The increase reflects primarily a 6% increase in comparable store sales and a 7% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). Footwear unit comparable sales also increased 7% for the nine months ended October 30, 2004. The average price per pair of shoes decreased 3% in the first nine months of Fiscal 2005, reflecting fashion-related changes in product mix, while unit sales increased 14% during the same period. The comparable sales performance was primarily driven by the moderation in the decline in average selling price from 8% in the fourth quarter of Fiscal 2004 to 3% in the first nine months of Fiscal 2005 and by continued growth in unit comparable sales.

Journeys operating income for the nine months ended October 30, 2004 was up 15.8% to $33.3 million compared to $28.8 million for the nine months ended November 1, 2003. The increase was due to increased net sales, reflecting the increase in comparable store sales and stores operated, and to increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns.

Underground Station Group

	Nine Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$97,864	$100,291	(2.4)%
Operating income	$907	$3,181	(71.5)%
Operating margin	0.9%	3.2%

Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 2.4 % for the nine months ended October 30, 2004 compared to the same period last year. Comparable store sales were down 6% for the Underground Station Group and down 5% for the Underground Station stores. Footwear unit comparable sales for Underground Station Group were also down 6%. The average price per pair of shoes decreased 2% in the first nine months of Fiscal 2005, primarily reflecting changes in product mix, and unit sales decreased 4% during the same period.

Underground Station Group operating earnings for the nine months ended October 30, 2004 was $0.9 million compared to $3.2 million in the nine months ended November 1, 2003. The decrease was due to decreased net sales, reflecting the decrease in comparable store sales and to increased expenses as a percentage of net sales.

Hat World/Lids

	Nine Months Ended*
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$135,518	$-0-	NA
Operating income	$16,767	$-0-	NA
Operating margin	12.4%	0%

*The Company acquired Hat World on April 1, 2004. Results for the nine month period ended October 30, 2004 are for the period April 1, 2004 — October 30, 2004.

Hat World/Lids comparable store sales increased 15% for the period April 1, 2004 — October 30, 2004. A strong gross margin contributed to the operating margin of 12.4%. Management believes that Hat World’s comparable store sales increase resulted from several favorable trends in merchandise mix: 1) strong core major league baseball business due to the popularity of certain major market teams like the Yankees, Dodgers, Red Sox and Cubs; 2) strength in fashion categories featuring major league baseball and NBA teams; and 3) demand for trucker style hats across many categories of merchandise. During the second quarter this year, the Company acquired Cap Connection, a leading Canadian — based specialty retailer of headwear. “See Significant Developments.”

Johnston & Murphy

	Nine Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$118,210	$118,368	(0.1)%
Operating income	$5,492	$2,429	126.1%
Operating margin	4.6%	2.1%

Johnston & Murphy net sales decreased 0.1% to $118.2 million for the nine months ended October 30, 2004 from $118.4 million for the nine months ended November 1, 2003, reflecting primarily a 10% decrease in Johnston & Murphy wholesale sales offset by a 2% increase in comparable store sales for Johnston & Murphy retail operations. The decrease in wholesale sales was the result of the Company’s strategic decision to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Unit sales for the Johnston & Murphy wholesale business decreased 17% in the first nine months of Fiscal 2005 while the average price per pair of shoes increased 9% for the same period. Retail operations accounted for 73.9% of Johnston & Murphy segment sales in the first nine months this year, up from 71.1% in the first nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 9% (10% in the Johnston & Murphy shops) in the first nine months this year, primarily due to a greater emphasis on a more focused assortment of higher-end, premium footwear, while unit sales were down 7% during the same period.

Johnston & Murphy operating income for the nine months ended October 30, 2004 increased 126.1% from $2.4 million last year to $5.5 million for the first nine months this year, primarily due to increased gross margin as a percentage of net sales, reflecting improvements in sourcing, less promotional selling and a higher mix of premium product.

Dockers Footwear

	Nine Months Ended
	October 30,	November 1,	%
	2004	2003	Change
	(dollars in thousands)
Net sales	$50,037	$48,033	4.2%
Operating income	$5,195	$3,605	44.1%
Operating margin	10.4%	7.5%

Dockers Footwear’s net sales increased 4.2% to $50.0 million for the nine months ended October 30, 2004, from $48.0 million for the nine months ended November 1, 2003. The sales increase reflected increased demand for the Company’s products. Unit sales of Dockers footwear increased

2% for the first nine months this year and the average price per pair of shoes increased 1% for the same period, reflecting less markdowns.

Dockers Footwear’s operating income for the nine months ended October 30, 2004 increased 44.1% to $5.2 million compared to $3.6 million for the nine months ended November 1, 2003, primarily due to increased sales, increased gross margin as a percentage of net sales, reflecting less markdowns, and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the nine months ended October 30, 2004 were $16.9 million, compared to $13.1 million for the nine months ended November 1, 2003. This year’s corporate and other expenses included $0.6 million of restructuring and other charges, primarily for lease terminations of 14 Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan. Corporate and other expenses last year included charges of $2.6 million on the early retirement of debt offset by a $0.1 million adjustment to a previous restructuring charge. The increase in corporate expenses in the first nine months this year is attributable primarily to higher bonus accruals and increased professional fees (including increased legal and audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations) offset by the absence of similar restructuring charges.

Interest expense increased 32.1% from $6.2 million for the nine months ended November 1, 2003 to $8.1 million for the nine months ended October 30, 2004, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World, the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World and an increase in revolver borrowings. There was an average of $6.5 million of borrowings under the Company’s revolving credit facility during the nine months ended October 30, 2004, and no borrowings during the nine months ended November 1, 2003.

Interest income decreased 52.9% in the first nine months this year compared to the first nine months last year due to the decrease in average short-term investments.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	October 30,	November 1,
	2004	2003
	(dollars in millions)
Cash and cash equivalents	$15.0	$44.3
Working capital	$148.6	$172.5
Long-term debt (includes current maturities)	$192.3	$86.3

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $17.5 million in the first nine months of Fiscal 2005 compared to $26.5 million in the first nine months of Fiscal 2004. The $9.0 million decrease in cash flow from operating activities reflects primarily a decrease in cash flow from changes in inventory, accounts payable and accounts receivable of $26.4 million, $14.8 million and $6.2 million, respectively, offset by an increase in cash flow from changes in other accrued liabilities of $17.7 million, a $10.8 million increase in net earnings for the first nine months this year and a $4.3 million increase in depreciation. The $26.4 million decrease in cash flow from inventory was due to growth in Journey’s inventory to support the growth in the business and the addition of Hat World. The $14.8 million decrease in cash flow from accounts payable was due to changes in buying patterns. The $6.2 million decrease in cash flow from accounts receivable was due to increased wholesale sales. The $17.7 million increase in cash flow from other accrued liabilities was due to increased bonus accruals and lower bonus payments.

The $63.7 million increase in inventories at October 30, 2004 from January 31, 2004 levels reflects seasonal increases in retail and wholesale inventories including increased seasonal requirements due to the Hat World acquisition.

Accounts receivable at October 30, 2004 increased $5.9 million compared to January 31, 2004, primarily due to increased Dockers Footwear sales in the third quarter of Fiscal 2005.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended
	October 30,	November 1,
	2004	2003
	(in thousands)
Accounts payable	$21,330	$36,162
Accrued liabilities	14,802	(2,858)

	$36,132	$33,304

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns and inventory levels, due to the acquisition of Hat World, and to payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to increased bonus accruals.

There was an average of $6.5 million of revolving credit borrowings during the first nine months ended October 30, 2004 and no borrowings during the first nine months ended November 1, 2003, as cash generated from operations and cash on hand funded most of the seasonal working capital requirements and capital expenditures for the first nine months of Fiscal 2004. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.

The Company’s contractual obligations over the next five years have increased from January 31, 2004 as a result of the Hat World acquisition. Long-term debt increased to $192.3 million from $86.3 million due to the purchase of Hat World. As a result of the new $100.0 million, five-year term loan, long-term debt maturing during each of the next five fiscal years has increased. See Note 5 to the Consolidated Financial Statements. Operating lease obligations increased to $572.5 million from $478.7 million due to the addition of 525 Hat World/Lids stores and 18 Cap Connection and Head Quarters Canadian stores purchased on July 1, 2004. Purchase obligations increased to over $170.0 million from $131.8 million due to the addition of Hat World and seasonal increases in retail inventory.

Capital Expenditures

Total capital expenditures in Fiscal 2005 are expected to be approximately $39.2 million. These include expected retail capital expenditures of $32.8 million to open approximately 43 Journeys stores, two Journeys Kidz stores, seven Johnston & Murphy stores and factory stores, 25 Underground Station stores and 56 Lids stores and to complete 65 major store renovations, including 14 conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2005 for other purposes is expected to be approximately $6.4 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company used proceeds from the $100.0 million term loan and cash on hand to purchase Hat World. The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2006, although the Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $4.1 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit agreement.

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of October 30, 2004. The board has subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit agreement. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has not repurchased any shares during Fiscal 2005.

There were $10.2 million of letters of credit outstanding and $6.0 million borrowings outstanding under the revolving credit agreement at October 30, 2004, leaving availability under the revolving credit agreement of $58.8 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and debt to EBITDAR ratios. The Company was in compliance with these financial covenants at October 30, 2004.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $292,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial

Statements. The Company has made accruals for certain of these contingencies, including approximately $0.7 million for the first nine months of Fiscal 2005, $1.4 million reflected in Fiscal 2004 and $0.3 million reflected in Fiscal 2003. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense related to the debentures, due to fluctuations in market interest rates. The Company’s $100.0 million term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $100.0 million term loan. The aggregate notional amount of the swaps is $65.0 million. At October 30, 2004, the net loss on these interest rate swaps was $0.2 million. As of October 30, 2004, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $100.0 million term loan by approximately $0.3 million on an annual basis.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 30, 2004. As a result, the Company considers the interest rate market risk implicit in these investments at October 30, 2004 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At October 30, 2004, the Company had $8.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at October 30, 2004 was $0.5 million based on current spot rates. As of October 30, 2004, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.0 million.

Accounts Receivable — The Company’s accounts receivable balance at October 30, 2004 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers each accounted for 12% and another customer accounted for 11% of the Company’s trade accounts receivable balance as of October 30, 2004. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at October 30, 2004, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2005.

New Accounting Principles

In November 2004, the Emerging Issues Task Force (EITF) issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Consensus addresses when to include contingently convertible debt instruments in diluted earnings per share. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. The Company’s diluted earnings per share calculation for Fiscal 2005 will include an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The Consensus is effective for periods ending after December 15, 2004 and requires restatement of prior period diluted earnings per share.

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

(b)	Changes in internal control over financial reporting. In connection with its preparations to perform the assessment of internal controls required under Section 404 of the Sarbanes-

Oxley Act, the Company identified areas in which controls could be enhanced to increase the effectiveness of the Company’s overall internal control structure.

During the quarter ended October 30, 2004, the Company made changes to enhance the effectiveness of internal controls in two areas. First, the Company increased the level of documentation, review, and analysis performed during the financial statement closing process. Second, the Company enhanced the documentation process surrounding the review and approval of retail store level employee additions. In addition to the two items identified above, the Company has identified modifications that could enhance controls related to information systems security and program changes. The Company is in the process of completing these modifications and anticipates successful completion by the middle of the fourth quarter of Fiscal 2005. While the Company expects to complete all currently planned improvements to internal controls during the fourth quarter, review and testing of controls will continue and may reveal presently unanticipated control deficiencies, which could include significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. The Company has retained counsel and is assessing the allegations in the complaint, and intends to defend the matter vigorously.

Item 6. Exhibits

No.	Description
(10.1)	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc.*

(10.2)	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc.*

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
December 9, 2004