Form 10-K
period 2005-01-29
GENESCO INC
filed 2005-04-14
CIK 18498

(Mark One)	Form 10-K
☑	Annual Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended
January 29, 2005

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

Documents Incorporated by Reference
Portions of the proxy statement for the June 22, 2005 annual meeting of shareholders are incorporated into Part III by reference.

Common Shares Outstanding April 1, 2005 – 22,572,570
The aggregate market value of common stock held by nonaffiliates of the registrant as of July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $472,000,000. The market value calculation was determined using a per share price of $21.46, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

PART I

ITEM 1, BUSINESS

General

Genesco is a leading retailer of branded footwear, licensed and branded headwear and wholesaler of branded footwear, with net sales for Fiscal 2005 of $1.1 billion. During Fiscal 2005, the Company operated five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail headwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. On April 1, 2004, the Company acquired Hat World Corporation, a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired Cap Connection Ltd., a retailer of licensed and branded headwear in Canada.

At January 29, 2005, the Company operated 1,599 retail footwear and headwear stores throughout the United States and Puerto Rico and 19 headwear stores in Canada. It currently plans to open a total of 196 new retail stores in Fiscal 2006. At January 29, 2005, Journeys operated 695 stores, including 41 Journeys Kidz; Underground Station Group operated 229 stores, including 165 Underground Station stores; Hat World operated 552 stores, including 19 Canadian stores, and Johnston & Murphy operated 142 stores and factory stores.

The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores and leased departments during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2001	2002	2003	2004	2005
Retail Footwear and Headwear Stores and Leased Departments
Beginning of year	679	836	908	991	1,046
Opened during year	181	153	97	80	120
Acquired during year	-0-	-0-	-0-	-0-	503
Closed during year	(24)	(81)	(14)	(25)	(51)

End of year	836	908	991	1,046	1,618

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 900 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2005”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 29, 2005). For further information on the Company’s business segments, see Note 15 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Segments

Journeys

The Journeys segment accounted for approximately 47% of the Company’s net sales in Fiscal 2005. Operating income attributable to Journeys was $60.1 million in Fiscal 2005, with an operating margin of 11.5%. The Company believes its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys.

At January 29, 2005, Journeys operated 695 stores, including 41 Journeys Kidz stores, averaging approximately 1,650 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women and children.

Journeys added 30 net new stores in Fiscal 2005 and comparable store sales were up 5% from the prior fiscal year. Journeys stores, located primarily in the Southeast, Midwest, California, Texas, and Puerto Rico, target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including such leading brand names as Converse, Diesel, Timberland and Dr. Martens. From a base of 425 Journeys stores at the end of Fiscal 2001, the Company opened 108 net new Journeys stores in Fiscal 2002, 81 net new stores in Fiscal 2003, 51 net new stores in Fiscal 2004 and 30 net new stores in Fiscal 2005 and plans to open approximately 66 net new Journeys stores in Fiscal 2006.

Underground Station Group

The Underground Station Group segment, including Underground Station and Jarman retail stores, accounted for approximately 13% of the Company’s net sales in Fiscal 2005. Operating income attributable to Underground Station Group was $7.0 million in Fiscal 2005, with an operating margin of 4.7%.

At January 29, 2005, Underground Station Group operated 229 stores, including 165 Underground Station stores, averaging approximately 1,600 square feet, throughout the United States, selling footwear primarily for men.

Underground Station stores are located primarily in urban areas. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest, target male consumers in the 20-35 age group and sell footwear in the mid-price range ($50 to $100). For Fiscal 2005, most of the footwear sold in Underground Station stores was branded merchandise, including such leading brand names as Timberland, Lugz, Diesel and Nike, with the remainder made up of Genesco and private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 28 net new Underground Station stores in Fiscal 2005 and closed 32 Jarman stores, decreasing the total number of Underground Station/Jarman stores to 229. The 28 net new Underground Station stores included twelve conversions of Jarman retail stores to Underground Station stores. The Company plans to open approximately 26 net new Underground Station stores in Fiscal 2006 and close approximately 14 Jarman stores. For additional information, including with respect to the planned closing or conversion of the Company’s Jarman stores, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements, included in Item 8.

Hat World

The Hat World segment, including Hat World, Lids, Hat Zone, Cap Connection and Headquarters stores, accounted for approximately 19% of the Company’s net sales in Fiscal 2005, beginning at its acquisition on April 1, 2004. Operating income attributable to Hat World was $30.5 million in Fiscal 2005, with an operating margin of 14.1%.

At January 29, 2005, Hat World operated 552 stores, averaging approximately 700 square feet, throughout the United States, Puerto Rico and Canada. Hat World added 49 net new stores in Fiscal 2005 since being acquired and plans to open approximately 89 net new stores in Fiscal 2006.

The stores, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the mid-teen to mid-20’s age group. In general, the stores offer an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories.

Johnston & Murphy

The Johnston & Murphy segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 15% of the Company’s net sales in Fiscal 2005. Operating income attributable to Johnston & Murphy was $9.2 million in Fiscal 2005, with an operating margin of 5.7%. All of the Johnston & Murphy wholesale sales are of the Genesco-

owned Johnston & Murphy brand and approximately 96% of the Johnston & Murphy retail sales are of Genesco-owned brands.

Johnston & Murphy Retail Operations. At January 29, 2005, Johnston & Murphy operated 142 retail stores and factory stores, averaging approximately 1,550 square feet, throughout the United States selling footwear and accessories for men. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and e-commerce websites. Johnston & Murphy stores target business and professional consumers. Retail prices for Johnston & Murphy footwear generally range from $100 to $250. Casual and dress casual products accounted for 34% of total Johnston & Murphy retail sales in Fiscal 2005, with the balance consisting of dress shoes and accessories.

Johnston & Murphy Wholesale Operations. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold primarily through better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $125-$175.

Dockers Footwear

The Dockers Footwear segment accounted for approximately 6% of the Company’s net sales in Fiscal 2005. Operating income attributable to Dockers was $6.1 million in Fiscal 2005, with an operating margin of 9.6%. Substantially all of the Dockers sales are of footwear marketed under the brand for which Genesco has the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $80.

Manufacturing and Sourcing

The Company relies primarily on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan, India and Portugal. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.

Competition

Competition is intense in the footwear and headwear industry. The Company’s retail footwear and headwear competitors range from small, locally owned stores to regional and national department stores, discount stores, and specialty chains. The Company also competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have certain resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, and customer service. The location and atmosphere of the Company’s retail stores and the ability to source unique products are additional competitive factors for the Company’s retail operations. Any failure by the Company to remain competitive with respect to such key factors could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Trademarks and Licenses

The Company owns its Johnston & Murphy footwear brand through a wholly-owned subsidiary. The Dockers brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States. The Dockers license agreement, as amended, expires on December 31, 2006, with an option to renew through December 31, 2008. Net sales of Dockers products were $64 million in Fiscal 2005 and $60 million in Fiscal 2004. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2005.

Wholesale Backlog

Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 26, 2005, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $22.9 million, compared to approximately $15.3 million on March 27, 2004. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected anticipated high volume sales.

Employees

Genesco had approximately 9,600 employees at January 29, 2005, approximately 9,500 of whom were employed in operations and 105 in corporate staff departments. Retail footwear and headwear stores employ a substantial number of part-time employees and approximately 5,250 of the Company’s employees were part-time.

Properties

At January 29, 2005, the Company operated 1,618 retail footwear and headwear stores throughout the United States, Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The Company operates four distribution centers (three of which are owned and one is leased) aggregating approximately 800,000 square feet. Three of the facilities are located in Tennessee and one in Indiana. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 76% of a 295,000 square foot building. The offices of the Company’s headwear operations, which are leased, are in a 43,000 square foot building in Indianapolis, Indiana and a 1,800 square foot building in Edmonton, Alberta, Canada.

The lease on the Company’s Nashville, Tennessee office expires in April 2017 with an option to renew for an additional five years. The lease on the Company’s Indianapolis, Indiana office expires in May 2015 and the lease on the Edmonton, Alberta, Canada office expires in July 2007. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

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

ITEM 2, PROPERTIES

See Item 1, Properties.

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $6.1 million to $6.3 million, net of insurance recoveries, $2.7 million of which the Company has already paid.

The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order. The Company’s voluntary assumption of responsibility for the IRM and the RIFS and its willingness to implement a remedial alternative with respect to the supply wells (described below) were based upon its judgment that such actions were preferable to litigation to determine its liability, if any, for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation versus the costs and uncertainty of litigation.

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

Whitehall Environmental Matters

The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.

The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required, estimate the cost of such remediation or predict whether it will have a material effect on the Company’s financial condition or results of operations.

Related to all outstanding environmental contingencies, the Company had accrued $5.5 million as of January 29, 2005, $2.7 million as of January 31, 2004 and $1.4 million as of February 1, 2003. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying balance sheet. Additional pretax provision less insurance proceeds/recoveries realized, totaled approximately $0.9 million, $1.8 million and $0.3 million for Fiscal 2005, 2004 and 2003, respectively. Such amounts were recognized in provision for discontinued operations, net on the accompanying Statements of Earnings included in Item 8.

Insurance Matter

In May 2003, the Company filed a declaratory judgment action in the U. S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to the New York State knitting mill matter described above and the matters described above under the caption “Whitehall Environmental Matters.” The action sought a determination that the carriers’ defense and indemnity obligations under the policies extend to the site. During the third quarter of Fiscal 2005, the Company and the carriers reached definitive settlement agreements and the Company received cash payments from the carriers totaling approximately $3.0 million in exchange for releases from liability with respect to the two sites. Net of the insurance proceeds, additional pretax provisions totaling approximately $1.0 million for future remediation expenses associated with the New York State knitting mill matter described above and the Whitehall matter described above, are reflected in the loss from discontinued operations for Fiscal 2005.

Other Matters

Patent Action

In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The court subsequently stayed the remainder of the case, pending appeal of the summary judgment to the U.S. Court of Appeals for the Federal Circuit.

California Employment Matter

On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. The Company has retained counsel and filed an answer denying the material allegations in the complaint, and intends to defend the matter vigorously.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2005.

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

Hal N. Pennington, 67, Chairman, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 43 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. He has responsibility for operational support functions including human resources and information systems, in addition to oversight of the Company’s operating divisions. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002. Mr. Pennington was named chairman as of October 28, 2004.

James S. Gulmi, 59, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996.

James C. Estepa, 53, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.

Jonathan D. Caplan, 51, Senior Vice President. Mr. Caplan rejoined the Company in October 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

Robert J. Dennis, 51, Senior Vice President. Mr. Dennis joined the Company in April 2004 as chief executive officer of the Company’s newly acquired Hat World Corporation. Mr. Dennis was named senior vice president in June 2004. Prior to joining the Company, Mr. Dennis joined Hat World in 2001 from Asbury Automotive, which he helped build beginning in 1998. Mr. Dennis was a partner with McKinsey and Company, an international consulting firm, from 1984 to 1997.

John W. Clinard, 57, Vice President – Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 33 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000.

Roger G. Sisson, 41, Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.

Mimi Eckel Vaughn, 38, Vice President of Strategy and Business Development. Ms. Vaughn joined the Company in September 2003 in her current position. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a senior engagement manager at McKinsey and Company in Atlanta. Prior to joining McKinsey, she held various corporate finance positions at Goldman, Sachs & Co., Wasserstein Perella & Co. Inc. and Drexel Burnham Lambert.

Matthew N. Johnson, 40, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

Paul D. Williams, 50, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (Symbol: GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended January 31	High	Low
2004 1st Quarter	$17.19	$11.82
2nd Quarter	19.30	13.63
3rd Quarter	19.63	15.90
4th Quarter	19.83	14.30

Fiscal Year ended January 29	High	Low
2005 1st Quarter	$25.05	$17.18
2nd Quarter	25.67	19.49
3rd Quarter	26.17	18.77
4th Quarter	31.39	25.09

There were approximately 7,150 common shareholders of record on April 1, 2005.

The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Item 7 and Notes 7 and 9 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.

ITEM 6, SELECTED FINANCIAL DATA

Fiscal years 2001 through 2004 have been restated to reflect adjustments that are further discussed in Note 2 to the Consolidated Financial Statements included in Item 8.

Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2005	2004	2003	2002	2001

Results of Operations Data
Net sales	$1,112,681	$837,379	$828,307	$746,157	$679,337
Depreciation	31,266	24,607	21,788	18,348	14,634
Earnings before interest and taxes	88,064	51,649	66,279	62,198	59,352
Pretax earnings from continuing operations	77,102	44,360	58,409	54,634	52,152
Earnings from continuing operations	48,460	29,025	36,192	37,601	32,313
Discontinued operations (net of tax)	(211)	(888)	(165)	(1,253)	(3,233)

Net earnings	$48,249	$28,137	$36,027	$36,348	$29,080

Per Common Share Data
Earnings from continuing operations
Basic	$2.19	$1.32	$1.65	$1.70	$1.49
Diluted	1.92	1.24	1.46	1.51	1.33
Discontinued operations
Basic	(.01)	(.04)	(.01)	(.05)	(.15)
Diluted	(.01)	(.04)	.00	(.05)	(.12)
Net earnings
Basic	2.18	1.28	1.64	1.65	1.34
Diluted	1.91	1.20	1.46	1.46	1.21

Balance Sheet Data
Total assets	$635,571	$448,313	$437,856	$380,946	$363,988
Long-term debt	161,250	86,250	103,245	103,245	103,500
Non-redeemable preferred stock	7,474	7,580	7,599	7,634	7,721
Common shareholders’ equity	264,591	204,665	172,420	151,047	128,719
Additions to property and equipment	39,480	22,540	40,332	51,197	39,342

Financial Statistics
Earnings before interest and taxes as a percent of net sales	7.9%	6.2%	8.0%	8.3%	8.7%
Book value per share	$11.79	$9.42	$7.93	$6.92	$5.94
Working capital	$176,245	$197,569	$183,652	$166,811	$148,033
Current ratio	2.4	3.4	3.3	3.5	2.6
Percent long-term debt to total capitalization	37.2%	28.9%	36.4%	39.4%	43.1%

Other Data (End of Year)
Number of retail outlets*	1,618	1,046	991	908	836
Number of employees**	9,600	6,200	5,700	5,325	4,700

*	Includes 486 Hat World stores in Fiscal 2005 acquired April 1, 2004 and 17 Cap Connection stores acquired July 1, 2004. See Note 3 to the Consolidated Financial Statements. Also includes 57 Nautica Retail leased departments in Fiscal 2001.

**	Includes over 2,800 Hat World employees in Fiscal 2005.

Reflected in earnings from continuing operations for Fiscal 2005, 2004, 2003, 2002 and 2001 were restructuring and other charges of $1.2 million, $1.9 million, $2.8 million, $5.4 million and $4.4 million, respectively, including $0.3 million and $1.0 million included in gross margin in Fiscal 2002 and 2001, respectively. See Note 4 to the Consolidated Financial Statements for additional information regarding these charges.

Reflected in earnings from continuing operations for Fiscal 2005 was a favorable tax settlement of $0.5 million and for Fiscal 2005, Fiscal 2004 and 2002 were tax benefits of $0.2 million, $1.1 million and $3.5 million, respectively, resulting from the reversal of previously accrued income taxes.

Long-term debt includes current obligations. In April 2004, the Company entered into new credit facilities totaling $175.0 million. Included in the facility was a $100.0 million term loan used to fund a portion of the Hat World acquisition. In June 2003, the Company issued $86.3 million of 4 1/8% convertible subordinated debentures due 2023. The Company used the proceeds plus additional cash to pay off $103.2 million of its 5 1/2% convertible subordinated notes which resulted in a $2.6 million loss on the early retirement of debt reflected in earnings from continuing operations for Fiscal 2004. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s debt.

The Company has not paid dividends on its Common Stock since 1973. See Notes 7 and 9 to the Consolidated Financial Statements for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:

•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of the holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels and to identify and timely obtain new locations at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 14 to the Consolidated Financial Statements.

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

Overview

The Company is a leading retailer of branded footwear, licensed and branded headwear and wholesaler of branded footwear, operating 1,599 retail footwear and headwear stores throughout the United States and Puerto Rico and 19 headwear stores in Canada as of January 29, 2005. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 900 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear operating 533 stores at January 29, 2005. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta–based Cap Connection Ltd., a leading

Canadian specialty retailer of headwear operating 19 stores at January 29, 2005. See “Significant Developments.”

The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 – 22 year old men and women. The stores average approximately 1,650 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet.

The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 — 35 age group. The Underground Station Group stores average approximately 1,600 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores during Fiscal 2005 subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During Fiscal 2005, 20 Jarman stores were closed and twelve Jarman stores were converted to Underground Station stores.

Hat World retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 700 square feet and are located in malls, airports, street level stores and factory outlet stores nationwide and in Canada.

Johnston & Murphy retail stores sell a broad range of men’s dress and casual footwear and accessories to business and professional consumers. These stores average approximately 1,300 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear in factory stores located in factory outlet malls. These stores average approximately 2,400 square feet.

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

The Company’s net sales increased 32.9% during Fiscal 2005 compared to the prior year. The increase was driven primarily by the addition of new stores (including 533 Hat World stores acquired on April 1, 2004 or opened since April 1, 2004 and 19 Cap Connection stores acquired on July 1, 2004 or opened since July 1, 2004), as well as a 5.4% increase in Dockers Footwear sales and a 3% increase in comparable store sales for all footwear concepts. The same store sales increase was primarily due to growth in unit comparable sales in the Journeys business, a moderation in the decline in average selling price in the Journeys and Underground Station businesses. Gross margin increased as a percentage of sales during Fiscal 2005 primarily due to the acquisition of Hat World, improvements in Johnston & Murphy wholesale due to changes in sourcing and less promotional selling, decreased markdowns in the Underground Station Group and Journeys, and improvement in Dockers Footwear’s margin due to a reduction in close out sales compared to last year.

The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys, Underground Station and Hat World) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences.

Significant Developments

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of the Company’s lease-related accounting methods and determined that the Company’s methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and the first three quarters of Fiscal 2005 included in this Report.

Previously the Company had amortized certain of its leasehold improvements over the lease term, including the first five-year renewal option for initial term leases of 10 years or less. Management determined that the appropriate interpretation of the lease term under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” is the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms associated with leasehold improvements whose useful lives included the option period, while expected, were not reasonably assured under SFAS No. 13. Accordingly, the Company accelerated the amortization of those leasehold improvements to coincide with the end of the fixed noncancellable term of the lease, unless the Company would incur an economic penalty for not renewing the lease.

Additionally, the Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of the related leasehold improvements reflected in the Consolidated Balance Sheets and the capital expenditures reflected in investing activities in the Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these incentives to be recorded as deferred rent liabilities in the Consolidated Balance Sheets and as a component of operating activities in the Consolidated Statements of Cash Flows. Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, both included in selling and administrative expenses in the Consolidated Statements of Earnings and included as an additional cost component of capital expenditures in investing activities in the Consolidated Statements of Cash Flows. This adjustment also resulted in additional impairment charges reflected in restructuring and other, net in the Consolidated Statements of Earnings.

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the intended use of the property. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (typically one to two months prior to store opening). The correction of this error requires the Company to record additional deferred rent in other long-term liabilities and to adjust retained earnings in the Consolidated Balance Sheets, as well as to restate rent expense in selling and administrative expenses in the Consolidated Statements of Earnings.

The cumulative effect of these corrections is a reduction to retained earnings of $2.5 million (net of taxes of $1.6 million) as of the beginning of Fiscal 2003 and reductions to retained earnings of $0.2 million (net of taxes of $0.1 million), $0.6 million (net of taxes of $0.4 million) and $0.3 million (net of taxes of $0.2 million) for the fiscal years ended 2005, 2004 and 2003, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

See Note 2 to the Consolidated Financial Statements included in Item 8 for a summary of the effects of this restatement on the Company’s Consolidated Balance Sheet as of January 31, 2004, as well as the Company’s Consolidated Statements of Earnings and Cash Flows for fiscal years 2004 and 2003. The accompanying discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.

We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment. At January 29, 2005, the Company operated 19 Cap Connection and Headquarters stores, in Alberta, British Columbia and Ontario, Canada.

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear. As of January 29, 2005, it operated 533 stores across the U.S. under the Hat World, Lids and Hat Zone names. The Company believes the acquisition has enhanced its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.

$175.0 million Credit Facility

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with 10 banks, led by Bank of America, N.A., as Administrative Agent, to fund a portion of the purchase price for the Hat World acquisition and to replace its existing revolving credit facility. The $175.0 million facility consists of a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility. The agreement governing the facilities expires April 1, 2009. See Note 7 to the Consolidated Financial Statements.

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $0.6 million in the fourth quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores and retail store asset impairments. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

The Company recorded a pretax charge to earnings of $2.0 million ($1.2 million net of tax) in the fourth quarter of Fiscal 2004. The charge included $3.8 million in asset impairments related to underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, most of which were Jarman stores. The charge is net of recognition of $1.8 million of excess restructuring provisions relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was contractually obtained.

The Company recorded a pretax charge to earnings of $2.8 million ($1.7 million net of tax) in the fourth quarter of Fiscal 2003. The charge included $2.7 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, the payments included in the restructuring provision related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these costs related to the Johnston & Murphy division.

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

Minimum Pension Liability Adjustment

The return on pension plan assets was a gain of $8.4 million for Fiscal 2005 compared to $15.9 million in Fiscal 2004. The interest rate used to measure benefit obligations decreased from 6.125% to 5.75% in Fiscal 2005. As a result of the decrease in interest rates, plan assets were less than the accumulated benefit obligation, resulting in a pension liability of $28.3 million on the balance sheet compared to $25.6 million last year and a minimum pension liability adjustment of $0.5 million (net of tax) in other comprehensive income in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.

Share Repurchase Program

In total, the Company’s board of directors has authorized the repurchase of 7.5 million shares of the Company’s common stock since the third quarter of Fiscal 1999. As of January 29, 2005, the Company had repurchased 7.1 million shares at a cost of $71.3 million pursuant to all authorizations. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board has subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. The Company did not repurchase any shares during Fiscal 2005.

Discontinued Operations

For the year ended January 29, 2005, the Company recorded an additional charge to earnings of $0.3 million ($0.2 million net of tax) reflected in discontinued operations, including $1.0 million for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations. See Note 14 to the Consolidated Financial Statements for additional information.

In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York. See Note 14 to the Consolidated Financial Statements for additional information.

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

In its retail operations, other than the Hat World segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at January 29, 2005.

The Hat World segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $0.9 million reflected in Fiscal 2005, $1.8 million reflected in Fiscal 2004 and $0.3 million reflected in Fiscal 2003. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using SFAS No. 87, Employer’s Accounting for Pensions. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical returns and future expectations of asset returns. Over the 10-year period ending December 31, 2004, the compound annual returns of the portfolio have averaged 9.6%. Considering this information and the potential for lower future returns, the Company selected an 8.25% long-term rate of return on assets assumption. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% International equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2005, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.

Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.75%, 6.125%, and 6.625% for Fiscal 2005, 2004 and 2003, respectively. The discount rate is determined based on the current yields on high quality long-term bonds. For Fiscal 2005, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.8 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.8 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.7 million and the accumulated benefit obligation would have decreased by $5.7 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $6.3 million and the accumulated benefit obligation would have increased by $6.3 million.

Amortization of Gains and Losses – The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2005, the Company had unrecognized actuarial losses of $45 million. U.S. generally accepted accounting principles require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

The Company recognized expense for its defined benefit pension plans of $4.9 million, $4.3 million and $1.3 million in Fiscal 2005, 2004 and 2003, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. As a result, the Company’s pension expense is expected to decrease in Fiscal 2006 by approximately $0.7 million due to the plan freeze and earlier payment of the Company’s pension contribution, offset by recognition of actuarial losses.

Results of Operations – Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales for Fiscal 2005 increased 32.9% to $1.1 billion from $837.4 million in Fiscal 2004. Gross margin increased 41.7% to $551.1 million in Fiscal 2005 from $388.8 million in Fiscal 2004 and increased as a percentage of net sales from 46.4% to 49.5%. Selling and administrative expenses in Fiscal 2005 increased 38.8% from Fiscal 2004 and increased as a percentage of net sales from 39.7% to 41.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2005 were $77.1 million compared to $44.4 million for Fiscal 2004. Pretax earnings for Fiscal 2005 included restructuring and other charges of $1.2 million, primarily for lease terminations of 20 Jarman stores and retail asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. See “Significant Developments.” Pretax earnings for Fiscal 2004 included restructuring and other charges of $1.9 million, primarily for asset impairments offset by excess provisions relating to facility shutdown costs recorded in Fiscal 2002. In addition, Fiscal 2004 included a $2.6 million loss on early retirement of debt. See “Significant Developments.”

Net earnings for Fiscal 2005 were $48.2 million ($1.91 diluted earnings per share) compared to $28.1 million ($1.20 diluted earnings per share) for Fiscal 2004. Net earnings for Fiscal 2005 included $0.2 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities operated by the Company, offset by $3.3 million from settlements with certain insurance carriers regarding the sites and by excess provisions from prior discontinued operations. Net earnings for Fiscal 2004 included a $0.9 million ($0.04 diluted earnings per share) charge to earnings (net of tax) for environmental clean-up costs at the Company’s former Volunteer Leather tannery in Whitehall, Michigan and for additional anticipated costs for a remedial investigation and feasibility study at a former knitting mill in New York. The Company recorded an effective federal income tax rate of 37.1% for Fiscal 2005 compared to 34.6% for Fiscal 2004. The year-to-year change reflects a favorable tax settlement of $0.5 million and a tax benefit of $0.2 million resulting from the reversal of previously accrued income taxes in Fiscal 2005 and the Company’s determination in Fiscal 2004 that approximately $1.1 million of previously accrued income taxes were no longer required. Because these amounts were reflected as current year income tax benefits for Fiscal 2005 and 2004, it reduced the Company’s effective federal income tax rate for both periods.

Journeys

	Fiscal Year Ended		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$521,942	$468,919	11.3%
Operating income	$60,065	$54,710	9.8%
Operating margin	11.5%	11.7%

Net sales from Journeys increased 11.3% to $521.9 million for Fiscal 2005 from $468.9 million for Fiscal 2004. The increase reflects primarily a 5% increase in comparable store sales and a 6% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen).

Footwear unit comparable sales also increased 7%, primarily reflecting the increase in comparable store sales. The average price per pair of shoes decreased 2% in Fiscal 2005, primarily reflecting fashion-related changes in product mix, while unit sales increased 13% during the same period. The comparable sales performance was primarily driven by the moderation in the decline in average selling price from 8% in the fourth quarter of Fiscal 2004 to 2% for Fiscal 2005 and by continued growth in unit comparable sales. The store count for Journeys was 695 stores at the end of Fiscal 2005, including 41 Journeys Kidz stores, compared to 665 Journeys stores at the end of Fiscal 2004, including 40 Journeys Kidz stores.

Journeys operating income for Fiscal 2005 increased 9.8% to $60.1 million, compared to $54.7 million for Fiscal 2004, primarily reflecting the increase in sales and increased gross margin as a percentage of net sales, reflecting decreased markdowns.

Underground Station Group

	Fiscal Year Ended		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$148,039	$147,812	0.2%
Operating income	$6,963	$8,178	(14.9)%
Operating margin	4.7%	5.5%

Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 0.2% to $148.0 million for Fiscal 2005 from $147.8 million for Fiscal 2004. Sales for Underground Station stores increased 18% for Fiscal 2005. Sales for Jarman retail stores decreased 26% for Fiscal 2005, reflecting a 25% decrease in Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales were down 3% for the Underground Station Group, with comparable store sales for Underground Station stores down 2%. The 2% comparable store sales decrease for Fiscal 2005 compares favorably to the second quarter, when comparable store sales were down 11%. Comparable store sales for Underground Station stores increased 5% for the fourth quarter of Fiscal 2005. Footwear unit comparable sales were down 5% for the Underground Station Group for Fiscal 2005. The average price per pair of shoes was flat for Fiscal 2005, while unit sales decreased 3% during the same period. The average price per pair of shoes at Underground Station stores increased 1% during the year, primarily reflecting changes in product mix. Gross margin increased as a percentage of net sales during Fiscal 2005, reflecting decreased markdowns. Underground Station Group operated 229 stores at the end of Fiscal 2005, including 165 Underground Station stores. During Fiscal 2005, twelve Jarman stores were converted to Underground Station stores. The Company had operated 233 stores at the end of Fiscal 2004, including 137 Underground Station stores.

Underground Station Group operating income for Fiscal 2005 was down 14.9% to $7.0 million compared to $8.2 million for the same period last year. The decrease was due to increased expenses as a percentage of net sales.

Hat World

	Fiscal Year Ended*		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$216,270	$-0-	NA
Operating income	$30,522	$-0-	NA
Operating margin	14.1%	0%

*The Company acquired Hat World on April 1, 2004. Results for Fiscal 2005 are for the period April 1, 2004 – January 29, 2005.

Hat World comparable store sales increased 11% for the ten months of Fiscal 2005. A strong gross margin contributed to the operating margin of 14.1%. Management believes that Hat World’s comparable store sales increase resulted from favorable trends in consumer demand, driven by strong core sports products, particularly major league baseball, as well as strength in the fashion and branded businesses. Hat World operated 552 stores at the end of Fiscal 2005, including 19 stores in Canada. The Company acquired 486 Hat World stores on April 1, 2004 and 17 Cap Connection stores on July 1, 2004.

Johnston & Murphy

	Fiscal Year Ended		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$162,599	$160,095	1.6%
Operating income	$9,230	$4,089	125.7%
Operating margin	5.7%	2.6%

Johnston & Murphy net sales increased 1.6% to $162.6 million for Fiscal 2005 from $160.1 million for Fiscal 2004, reflecting primarily a 3% increase in comparable store sales for Johnston & Murphy retail operations offset by a 4% decrease in Johnston & Murphy wholesale sales. The decrease in wholesale sales reflected the Company’s strategic decision to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Unit sales for the Johnston & Murphy wholesale business decreased 14% in Fiscal 2005, while the average price per pair of shoes increased 11% for the same period. Retail operations accounted for 75.3% of Johnston & Murphy segment sales in Fiscal 2005, up from 73.8% in Fiscal 2004 primarily due to decreased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail increased 7% (8% in the Johnston & Murphy shops) in Fiscal 2005, primarily due to a greater emphasis on a more focused assortment of higher-end, premium footwear, while footwear unit sales decreased 6% during the same period. The store count for Johnston & Murphy retail operations at the end of Fiscal 2005 included 142 Johnston & Murphy stores and factory stores compared to 148 Johnston & Murphy stores and factory stores at the end of Fiscal 2004.

Johnston & Murphy operating income for Fiscal 2005 increased 125.7% to $9.2 million from $4.1 million for Fiscal 2004, primarily due to increased retail sales and increased gross margin as a percentage of net sales, reflecting improvements in sourcing, less promotional selling and a higher mix of premium product.

Dockers Footwear

	Fiscal Year Ended		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$63,508	$60,274	5.4%
Operating income	$6,075	$4,548	33.6%
Operating margin	9.6%	7.5%

Dockers Footwear’s net sales increased 5.4% to $63.5 million for Fiscal 2005 from $60.3 million for Fiscal 2004. The sales increase reflected increased demand for the Company’s products. Unit sales for Dockers Footwear increased 4% for Fiscal 2005 and the average price per pair of shoes increased 1% for the same period, reflecting less markdowns.

Dockers Footwear’s operating income for Fiscal 2005 increased 33.6% from $4.5 million for Fiscal 2004 to $6.1 million, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting less markdowns and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2005 were $24.8 million compared to $19.9 million for Fiscal 2004. Corporate and other expenses for Fiscal 2005 included $1.2 million of restructuring and other charges, primarily for lease terminations of 20 Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined pension benefit plan. Corporate and other expenses for Fiscal 2004 included $1.9 million in restructuring and other charges and a $2.6 million charge for the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005. The increase in corporate expenses is attributable primarily to higher bonus accruals and increased professional fees (including increased professional fees and audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations) offset by the absence of the charge for early retirement of debt in Fiscal 2004.

Interest expense increased 43.9% from $7.9 million in Fiscal 2004 to $11.4 million in Fiscal 2005, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World, the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World and an increase in revolver borrowings. Borrowings under the Company’s revolving credit facility averaged $5.2 million for Fiscal 2005. There were no borrowings under the Company’s revolving credit facility during Fiscal 2004.

Interest income decreased 33.0% from $0.6 million in Fiscal 2004 to $0.4 million in Fiscal 2005, due to the decrease in average short-term investments.

Results of Operations – Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales for Fiscal 2004 increased 1.1% to $837.4 million from $828.3 million in Fiscal 2003. Gross margin decreased 0.3% to $388.8 million in Fiscal 2004 from $390.1 million in Fiscal 2003 and decreased as a percentage of net sales from 47.1% to 46.4%. Selling and administrative expenses in Fiscal 2004 increased 3.6% from Fiscal 2003 and increased as a percentage of net sales from 38.8% to 39.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2004 were $44.4 million compared to $58.4 million for Fiscal 2003. Pretax earnings for Fiscal 2004 included restructuring and other charges of $1.9 million, primarily for asset impairments offset by excess provisions relating to facility shutdown costs recorded in Fiscal 2002. In addition, Fiscal 2004 includes a $2.6 million loss on early retirement of debt. See “Significant Developments.” Pretax earnings for Fiscal 2003 included restructuring and other charges of $2.8 million, primarily for asset impairments. See “Significant Developments.”

Net earnings for Fiscal 2004 were $28.1 million ($1.20 diluted earnings per share) compared to $36.0 million ($1.46 diluted earnings per share) for Fiscal 2003. Net earnings for Fiscal 2004 included a $0.9 million ($0.04 diluted earnings per share) charge to earnings (net of tax) for environmental clean-up costs at the Company’s former Volunteer Leather tannery in Whitehall, Michigan and for additional anticipated costs for a remedial investigation and feasibility study at a former knitting mill in New York. Net earnings for Fiscal 2003 included a $0.2 million ($0.00 diluted earnings per share) charge to earnings (net of tax) for additional anticipated costs at the former knitting mill in New York. The Company recorded an effective federal income tax rate of 34.6% for Fiscal 2004 compared to 38.0% for Fiscal 2003. The year-to-year change reflects the Company’s determination in Fiscal 2004 that approximately $1.1 million of previously accrued income taxes were no longer required. Because this amount was reflected as current year income tax benefit for Fiscal 2004, it reduced the Company’s effective federal income tax rate for Fiscal 2004.

Journeys

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$468,919	$436,498	7.4%
Operating income	$54,710	$52,826	3.6%
Operating margin	11.7%	12.1%

Net sales from Journeys increased 7.4% to $468.9 million for Fiscal 2004 from $436.5 million for Fiscal 2003. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) offset by a 1% decrease in comparable store sales. Gross margin as a percentage of net sales for Journeys was flat with the previous year. The average price per pair of shoes decreased 7% in Fiscal 2004, primarily reflecting fashion-related changes in product mix and increased markdowns. Footwear unit sales increased 12%, primarily reflecting the increase in average stores operated. The store count for Journeys was 665 stores at the end of Fiscal 2004, including 40 Journeys Kidz stores, compared to 614 Journeys stores at the end of Fiscal 2003, including 35 Journeys Kidz stores.

Journeys operating income for Fiscal 2004 increased 3.6% to $54.7 million, compared to $52.8 million for Fiscal 2003, primarily reflecting the increase in sales.

Underground Station/Jarman Group

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$147,812	$147,926	(0.1)%
Operating income	$8,178	$12,323	(33.6)%
Operating margin	5.5%	8.3%

Net sales from the Underground Station/Jarman Group decreased 0.1% to $147.8 million for Fiscal 2004 from $147.9 million for Fiscal 2003, reflecting a 6% decrease in comparable store sales offset by a 3% increase in average stores operated. The average price per pair of shoes decreased 7% in Fiscal 2004, primarily reflecting increased markdowns and changes in product mix, while footwear unit sales increased 4% during the same period. Underground Station/Jarman Group operated 233 stores at the end of Fiscal 2004, including 137 Underground Station stores. During Fiscal 2004, eight Jarman stores were converted to Underground Station stores. The Company had operated 229 stores at the end of Fiscal 2003, including 114 Underground Station stores.

Underground Station/Jarman Group operating income for Fiscal 2004 was down 33.6% to $8.2 million compared to $12.3 million for the same period last year. The decrease was due to decreased sales, decreased gross margin as a percentage of net sales, due primarily to increased markdowns, and to increased expenses as a percentage of net sales. Lower bonus accruals have been more than offset by higher store occupancy costs.

Johnston & Murphy

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$160,095	$165,269	(3.1)%
Operating income	$4,089	$9,275	(55.9)%
Operating margin	2.6%	5.6%

Johnston & Murphy net sales decreased 3.1% to $160.1 million for Fiscal 2004 from $165.3 million for Fiscal 2003, reflecting primarily a 12% decrease in Johnston & Murphy wholesale sales and a 1% decrease in comparable sales for Johnston & Murphy retail operations. The Company made a strategic decision in Fiscal 2003 to reduce the number of individual locations in some accounts in which Johnston & Murphy products would be offered and to reduce the amount of promotional activity with the Johnston & Murphy brand in order to seek more profitable sales rather than sales growth and to emphasize Johnston & Murphy’s premium position in the market place. Retail operations accounted for 73.8% of Johnston & Murphy segment sales in Fiscal 2004, up from 71.2% in Fiscal 2003 primarily due to decreased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 1% in Fiscal 2004, reflecting primarily increased markdowns and changes in product mix, while footwear unit sales increased 1% during the same period. The average price per pair of shoes in the full-service retail shops increased 3%; average price per pair of shoes in factory stores decreased 10%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2004 and 2003 included 148 Johnston & Murphy stores and factory stores. Unit sales for the Johnston & Murphy wholesale business decreased 10% in Fiscal 2004, while the average price per pair of shoes increased 2% for the same period, reflecting primarily mix changes.

Johnston & Murphy operating income for Fiscal 2004 decreased 55.9% to $4.1 million from $9.3 million for Fiscal 2003, primarily due to decreased wholesale sales, decreased gross margin as a percentage of net sales, reflecting increased markdowns and increased cost of product related to changes in the euro-dollar exchange rate, and to slightly increased expenses as a percentage of net sales.

Dockers Footwear

	Fiscal Year Ended		%
	2004	2003	Change
	(dollars in thousands)
Net sales	$60,274	$78,497	(23.2)%
Operating income	$4,548	$8,506	(46.5)%
Operating margin	7.5%	10.8%

Dockers Footwear’s net sales decreased 23.2% to $60.3 million for Fiscal 2004 from $78.5 million for Fiscal 2003. Factors reflected in the sales decline included a decline in sales in certain accounts reflecting strategic decisions to change their product offering to include more private label goods, fewer close out shipments than in Fiscal 2003, lower than expected sell-throughs in one of Dockers Footwear’s product lines in the first half of Fiscal 2004 and retailers’ reducing orders in response to the economic environment. Unit sales for Dockers Footwear decreased 22% for Fiscal 2004 and the average price per pair of shoes decreased 3% for the same period, reflecting changes in sales mix.

Dockers Footwear’s operating income for Fiscal 2004 decreased 46.5% from $8.5 million for Fiscal 2003 to $4.5 million, primarily due to lower net sales, decreased gross margin as a percentage of net sales and increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for Fiscal 2004 were $19.9 million compared to $16.7 million for Fiscal 2003. Corporate and other expenses in Fiscal 2004 included $1.9 million in restructuring and other charges and a $2.6 million charge for the early retirement of debt related to the redemption of the Company’s 5 1/2% Convertible Subordinated Notes due 2005. Corporate and other expenses in Fiscal 2003 included $2.8 million in restructuring and other charges and $0.6 million of expenses relating to consideration of a possible strategic acquisition and severance charges. The increase is attributable primarily to increased expenses related to the Company’s new distribution center, which began limited operations in the second quarter of Fiscal 2003, partially offset by lower bonus accruals.

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

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	Jan. 29,	Jan. 31,	Feb. 1,
	2005	2004	2003
	(dollars in millions)
Cash and cash equivalents	$60.1	$81.5	$55.9
Working capital	$176.2	$197.6	$183.7
Long-term debt	$161.3	$86.3	$103.2

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $99.8 million in Fiscal 2005 compared to $68.6 million in Fiscal 2004. The $31.2 million increase in cash flow from operating activities reflects primarily an increase in cash flow from a $20.1 million increase in net earnings, a $6.7 million increase in depreciation and a change in other accrued liabilities of $20.8 million, offset by decreases in cash flow from changes in accounts receivable, accounts payable and inventory of $11.5 million, $11.2 million and $6.6 million, respectively. The $20.8 million increase in cash flow from other accrued liabilities was primarily due to increased bonus accruals. The $11.5 million decrease in cash flow from accounts receivable was primarily due to increased wholesales sales. The $11.2 million decrease in cash flow from accounts payable was primarily due to seasonal declines in Hat World accounts payable from acquisition date and changes in buying patterns. The $6.6 million decrease in cash flow from inventory was due to growth in the retail businesses and the addition of Hat World.

The $5.2 million increase in inventories at January 29, 2005 from January 31, 2004 levels primarily reflects increases in retail inventory to support new store growth.

Accounts receivable at January 29, 2005 increased $4.9 million compared to January 31, 2004 primarily due to increased wholesale sales.

Cash provided by operating activities was $68.6 million in Fiscal 2004 compared to $46.6 million in Fiscal 2003. The $22.0 million increase in cash flow from operating activities reflects primarily an increase in cash flow from changes in inventory, accounts receivable and other accrued liabilities of $27.2 million, $6.2 million and $5.2 million, respectively. The $27.2 million improvement in cash flow from inventory was due to slower growth in our retail inventory and a reduction in the wholesale inventory as the Company tried to align its inventories more closely with sales growth. The $6.2 million improvement in cash flow from accounts receivable was due to the lower wholesale sales. The $5.2 million improvement in cash flow from other accrued liabilities was due to increased tax accruals due to lower tax payments of $5.4 million compared to Fiscal 2003. These increases were offset in part by a $7.8 million decrease in cash flow from changes in accounts payable primarily due to changes in buying patterns and a $7.9 million decrease in net earnings.

The $1.4 million decrease in inventories at January 31, 2004 from February 1, 2003 levels primarily reflects decreases in wholesale inventory.

Accounts receivable at January 31, 2004 decreased $6.6 million compared to February 1, 2003, primarily due to decreased wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2005	2004	2003
	(in thousands)
Accounts payable	$(6,902)	$4,305	$12,142
Accrued liabilities	21,341	530	(4,637)

	$14,439	$4,835	$7,505

The differences in accounts payable for Fiscal 2005 from Fiscal 2004 are due primarily from seasonal declines in Hat World accounts payable from acquisition date and for Fiscal 2004 from Fiscal 2003 are due to changes in buying patterns, inventory levels and payment terms negotiated with individual vendors. The change in accrued liabilities in Fiscal 2005 was due primarily to increased bonus accruals. The change in accrued liabilities in Fiscal 2004 was due primarily to increased tax accruals offset by lower bonus and interest accruals.

Revolving credit borrowings averaged $5.2 million during Fiscal 2005 compared to no borrowings for Fiscal 2004, as cash generated from operations and cash on hand funded most of the seasonal working capital requirements and capital expenditures during Fiscal 2005. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.

The following tables set forth aggregate contractual obligations and commitments as of January 29, 2005, excluding contractual interest obligations.

	Payments Due by Period
					More
		Less than 1	1-3	3-5	than 5
(in thousands)	Total	year	years	years	years
Contractual Obligations
Long-Term Debt	$161,250	$-0-	$42,000	$33,000	$86,250
Capital Lease Obligations	381	357	2	2	20
Operating Lease Obligations	605,646	101,491	187,916	147,484	168,755
Purchase Obligations*	208,009	208,009	-0-	-0-	-0-
Other Long-Term Liabilities**	1,667	166	399	399	703

Total Contractual Obligations	$976,953	$310,023	$230,317	$180,885	$255,728

	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1-3	3-5	than 5
(in thousands)	Committed	year	years	years	years
Commercial Commitments
Letters of Credit	$11,114	$11,114	$-0-	$-0-	$-0-

Total Commercial Commitments	$11,114	$11,114	$-0-	$-0-	$-0-

*Open purchase orders for inventory.

**Long-Term Liabilities include a $28.3 million pension liability. There is no required contribution for the pension plan in Fiscal 2006. However, the Company made a $7.0 million contribution in March 2005.

Capital Expenditures

Capital expenditures were $39.5 million, $22.5 million and $40.3 million for Fiscal 2005, 2004 and 2003, respectively. The $17.0 million increase in Fiscal 2005 capital expenditures as compared to Fiscal 2004 resulted primarily from the addition of Hat World. The $17.8 million decrease in Fiscal 2004 capital expenditures as compared to Fiscal 2003 resulted primarily from expenditures for the new distribution center which began operations in Fiscal 2003.

Total capital expenditures, net of tenant allowances, in Fiscal 2006 are expected to be approximately $47.0 million, net of tenant allowances. These include expected retail capital expenditures of $42.5 million to open approximately 65 Journeys stores, 10 Journeys Kidz stores, 6 Johnston & Murphy stores and factory stores, 25 Underground Station stores, and 90 Hat World stores and to complete 81 major store renovations, including five conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal 2006 for wholesale operations and other purposes are expected to be approximately $4.5 million, including approximately $2.5 million for new systems to improve customer service and support the Company’s growth.

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

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board has subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit agreement. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company did not repurchase any shares during Fiscal 2005.

There were $11.1 million of letters of credit outstanding under the revolving credit agreement at January 29, 2005, leaving availability under the revolving credit agreement of $63.9 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at January 29, 2005.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases (although the Company may make payments with respect to preferred stock). At January 29, 2005, $9.7 million was available for such payments related to common stock. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $292,000.

On April 1, 2004, the Company entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing for a $100.0 million five year term loan and a revolving credit facility of $75.0 million. The proceeds of the term loan were used to fund a portion of the purchase price for the Hat World acquisition. The revolving credit facility is available for working capital and general corporate purposes, and provides for the issuance of commercial and standby letters of credit.

Quarterly principal amortization of the term loan commenced during the fourth quarter of Fiscal 2005, and the final maturity of the term loan and the revolving credit facility occurs on April 1, 2009. Mandatory prepayments are required in connection with certain asset dispositions, debt issuances and equity issuances. Interest and fees are determined according to a price grid providing margins over LIBOR and an alternate base rate. The applicable margins are determined by the Company’s leverage (lease adjusted debt to EBITDAR) ratio.

These credit facilities are guaranteed by each subsidiary of the Company whose assets exceed 5% of the consolidated assets of the Company and its subsidiaries or whose revenue or net income exceeds 10% of the consolidated net income of the Company and its subsidiaries. These credit facilities are secured by substantially all of the material assets of the Company and the guarantors.

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (lease adjusted debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof).

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $0.9 million reflected in Fiscal 2005, $1.8 million reflected in Fiscal 2004 and $0.3 million reflected in Fiscal 2003. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense related to the debentures, due to fluctuations in market interest rates. The Company’s $75.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $75.0 million. The aggregate notional amount of the swaps is $65.0 million. At January 29, 2005, the net gain on these interest rate swaps was $0.2 million. As of January 29, 2005, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $75.0 million term loan by approximately $0.1 million on an annual basis.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at January 29, 2005. As a result, the Company considers the interest rate market risk implicit in these investments at January 29, 2005 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At January 29, 2005, the Company had $12.8 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at January 29, 2005 was $0.1 million based on current spot rates. As of January 29, 2005, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.4 million.

Accounts Receivable – The Company’s accounts receivable balance at January 29, 2005 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16% and no other customer accounted for more than 8% of the Company’s trade accounts receivable balance as of January 29, 2005. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at January 29, 2005, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006.

New Accounting Principles

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of Fiscal 2006 for the Company).

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. The proforma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.3 million, $0.1 million, and $0.5 million in Fiscal 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS No. 153, management does not believe adoption will have a material impact on the Company’s financial position or results of operations.

In November 2004, the Emerging Issues Task Force (EITF) issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Consensus addresses when to include contingently convertible debt instruments in diluted earnings per share. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. The Company’s diluted earnings per share calculation for Fiscal 2005 includes an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The Consensus is effective for periods ending after December 15, 2004 and requires restatement of prior period diluted earnings per share. Earnings per share for the first, second and third quarters of Fiscal 2005 and the third and fourth quarters of Fiscal 2004 as well as the year for Fiscal 2004 have been restated.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance that the controls and procedures will meet their objectives.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified a material weakness in the Company’s internal control related to the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has restated the previously issued Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements for a full discussion of the effects of the these changes to the Company’s Consolidated Balance Sheet as of January 31, 2004, as well as on the Company’s Consolidated Statements of Earnings and Cash Flows for fiscal years 2004 and 2003. Based on management’s assessment, management concluded that, as of January 29, 2005, due solely to the material weakness related to the accounting for leases and leasehold improvements, the Company’s internal control over financial reporting was not effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 41 hereof.

Dated: April 12, 2005

/s/ Hal N. Pennington

Hal N. Pennington
Chairman, President and Chief Executive Officer

/s/ James S. Gulmi

James S. Gulmi
Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Shareholders
Genesco Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Genesco Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of control weaknesses over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to January 29, 2005, management identified as a material weakness the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements. As a result of this material weakness in internal control, management concluded that certain expenses, assets and liabilities were misstated and that previously issued financial statements should be restated. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Fiscal 2005 consolidated financial statements, and this report does not affect our report dated April 12, 2005 on those financial statements.

In our opinion, management’s assessment that Genesco Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Genesco Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesco Inc.

We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2005. Our audits also included the financial statement schedule referenced in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 31, 2004 and the statements of earnings, shareholders’ equity and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003, have been restated to correct the accounting for leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the internal control over financial reporting.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 12, 2005

Genesco Inc.
and Subsidiaries

Consolidated Balance Sheets In Thousands, except share amounts

As of Fiscal Year End
	2005	2004
		(as restated,
		see Note 2)

Assets
Current Assets
Cash and cash equivalents	$60,068	$81,549
Accounts receivable, net of allowances of $2,166 at January 29, 2005 and $3,464 at January 31, 2004	17,906	12,515
Inventories	207,197	167,234
Deferred income taxes	2,699	3,640
Prepaids and other current assets	18,049	14,835

Total current assets	305,919	279,773

Property and equipment:
Land	4,972	4,856
Buildings and building equipment	14,565	13,917
Computer hardware, software and equipment	54,445	45,169
Furniture and fixtures	58,679	45,265
Construction in progress	6,085	3,469
Improvements to leased property	158,692	131,079

Property and equipment, at cost	297,438	243,755
Accumulated depreciation	(128,768)	(106,106)

Property and equipment, net	168,670	137,649

Deferred income taxes	329	24,274
Goodwill	97,223	-0-
Trademarks	47,633	-0-
Other intangibles, net of accumulated amortization of $1,954 at January 29, 2005 and $-0- at January 31, 2004	6,632	-0-
Other noncurrent assets	9,165	6,617

Total Assets	$635,571	$448,313

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

As of Fiscal Year End
	2005	2004
		(as restated,
		see Note 2)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,599	$47,921
Accrued employee compensation	21,836	6,284
Accrued other taxes	10,162	5,055
Accrued income taxes	5,312	8,689
Other accrued liabilities	22,640	12,498
Provision for discontinued operations	4,125	1,757

Total current liabilities	129,674	82,204

Long-term debt	161,250	86,250
Pension liability	28,328	25,617
Deferred rent and other long-term liabilities	42,576	40,731
Provision for discontinued operations	1,678	1,266

Total liabilities	363,506	236,068

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,474	7,580
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: January 29, 2005 – 22,925,857/22,437,393
January 31, 2004 – 22,211,661/21,723,197	22,926	22,212
Additional paid-in capital	109,005	96,612
Retained earnings	176,819	128,862
Accumulated other comprehensive loss	(26,302)	(25,164)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	272,065	212,245

Total Liabilities and Shareholders’ Equity	$635,571	$448,313

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2005	2004	2003
		(as restated,	(as restated,
		see Note 2)	see Note 2)
Net sales	$1,112,681	$837,379	$828,307
Cost of sales	561,597	448,601	438,231
Selling and administrative expenses	461,799	332,694	320,989
Restructuring and other, net	1,221	1,854	2,808

Earnings from operations	88,064	54,230	66,279

Loss on early retirement of debt	-0-	2,581	-0-
Interest expense, net:
Interest expense	11,373	7,902	8,544
Interest income	(411)	(613)	(674)

Total interest expense, net	10,962	7,289	7,870

Earnings before income taxes from continuing operations	77,102	44,360	58,409
Income tax expense	28,642	15,335	22,217

Earnings from continuing operations	48,460	29,025	36,192
Provision for discontinued operations, net	(211)	(888)	(165)

Net Earnings	$48,249	$28,137	$36,027

Basic earnings per common share:
Continuing operations	$2.19	$1.32	$1.65
Discontinued operations	$(.01)	$(.04)	$(.01)
Net earnings	$2.18	$1.28	$1.64
Diluted earnings per common share:
Continuing operations	$1.92	$1.24	$1.46
Discontinued operations	$(.01)	$(.04)	$0.00
Net earnings	$1.91	$1.20	$1.46

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2005	2004	2003
		(as restated,	(as restated,
		see Note 2)	see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,249	$28,137	$36,027
Tax benefit of stock options exercised	3,264	69	516
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	31,266	24,607	21,788
Deferred income taxes	6,061	(119)	2,200
Provision for losses on accounts receivable	3	271	55
Impairment of long-lived assets	1,017	3,794	2,633
Loss on retirement of debt	85	959	-0-
Restructuring charge (gain)	-0-	(1,940)	176
Provision for discontinued operations	339	1,433	267
Other	3,033	1,566	1,154
Effect on cash of changes in working capital and other assets and liabilities net of acquisitions:
Accounts receivable	(4,900)	6,564	390
Inventories	(5,192)	1,388	(25,766)
Other current assets	(2,743)	(1,276)	(1,127)
Accounts payable	(6,902)	4,305	12,142
Other accrued liabilities	21,341	530	(4,637)
Other assets and liabilities	4,863	(1,643)	753

Net cash provided by operating activities	99,784	68,645	46,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,480)	(22,540)	(40,332)
Acquisitions , net of cash acquired	(167,676)	-0-	-0-
Proceeds from sale of property and equipment	12	683	93

Net cash used in investing activities	(207,144)	(21,857)	(40,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(25,000)	(103,245)	-0-
Payments of capital leases	(480)	-0-	-0-
Long-term borrowings	100,000	86,250	-0-
Stock repurchases	-0-	(1,901)	(4,044)
Change in overdraft balances	5,544	(44)	5,405
Dividends paid	(292)	(294)	(294)
Options exercised and shares issued in employee stock purchase plan	9,467	1,028	2,147
Deferred financing costs	(3,360)	(2,961)	-0-
Other	-0-	(1)	(1)

Net cash provided by (used in) financing activities	85,879	(21,168)	3,213

Net Cash Flows	(21,481)	25,620	9,545
Cash and cash equivalents at beginning of year	81,549	55,929	46,384

Cash and cash equivalents at end of year	$60,068	$81,549	$55,929

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$9,854	$8,496	$8,231
Income taxes	23,796	10,630	16,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Shareholders’ equity at February 2, 2002 (as previously reported)	$7,634	$22,331	$98,622	$67,793	$(17,336)	$(17,857)		$161,187
Cumulative effect of restatement on prior years (see Note 2)	-0-	-0-	-0-	(2,507)	-0-	-0-		(2,507)

Balance February 2, 2002 (as restated, see Note 2)	7,634	22,331	98,622	65,286	(17,336)	(17,857)		158,680

Net earnings	-0-	-0-	-0-	36,027	-0-	-0-	36,027	36,027
Dividends paid	-0-	-0-	-0-	(294)	-0-	-0-	-0-	(294)
Exercise of options	-0-	122	1,443	-0-	-0-	-0-	-0-	1,565
Issue shares - Employee Stock Purchase Plan	-0-	49	533	-0-	-0-	-0-	-0-	582
Tax effect of exercise of stock options	-0-	-0-	516	-0-	-0-	-0-	-0-	516
Stock repurchases	-0-	(286)	(3,758)	-0-	-0-	-0-	-0-	(4,044)
Gain on foreign currency forward contracts (net of tax of $0.3 million)	-0-	-0-	-0-	-0-	439	-0-	439	439
Minimum pension liability adjustment (net of tax benefit of $8.7 million)	-0-	-0-	-0-	-0-	(13,555)	-0-	(13,555)	(13,555)
Other	(35)	6	132	-0-	-0-	-0-	-0-	103

Comprehensive income							22,911

Balance February 1, 2003	7,599	22,222	97,488	101,019	(30,452)	(17,857)		180,019

Net earnings	-0-	-0-	-0-	28,137	-0-	-0-	28,137	28,137
Dividends paid	-0-	-0-	-0-	(294)	-0-	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares - Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax effect of exercise of stock options	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	985	-0-	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	4,303	-0-	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							33,425

Balance January 31, 2004	7,580	22,212	96,612	128,862	(25,164)	(17,857)		212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	48,249	48,249
Dividends paid	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares - Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear and headwear principally under the Johnston & Murphy and Dockers brands and the operation at January 29, 2005 of 1,618 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail footwear and headwear stores.

Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2005, Fiscal 2004 and Fiscal 2003 were 52-week years with 364 days each. Fiscal Year 2005 ended on January 29, 2005, Fiscal Year 2004 ended on January 31, 2004 and Fiscal Year 2003 ended on February 1, 2003.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

In its retail operations, other than the Hat World segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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

The Hat World segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14 to the Company’s Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at January 29, 2005 and January 31, 2004, are cash equivalents of $51.3 million and $71.1 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.

At January 29, 2005 and January 31, 2004, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.6 million and $12.0 million, respectively. These amounts are included in trade accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 16% of the Company’s trade receivables balance as of January 29, 2005 and no other customer accounted for more than 8% of the Company’s trade receivables balance as of January 29, 2005.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

Buildings and building equipment	20-45 years
Computer hardware, software and equipment	3-10 years
Furniture and fixtures	10 years

Leases

Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in depreciation expense in the Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Certain leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent is recognized on a straight-line basis over the lease term, which includes any rent holiday period.

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term.

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

Based on the results of its annual review at January 29, 2005, management has determined there are no indicators of impairment requiring further analysis.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note

Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at January 29, 2005 and January 31, 2004 are:

Fair Values
In thousands	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term Debt	$86,250	$125,367	$86,250	$94,314

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables, foreign currency hedges and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s long-term debt was based on dealer prices on the respective balance sheet dates.

Postretirement Benefits

Substantially all full-time employees, except employees in the Hat World segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005 (see Note 11). The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $5.9 million, $8.7 million and $6.4 million for Fiscal 2005, 2004 and 2003, respectively.

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

Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates of future cash flows. In any event, the remaining depreciable useful lives are evaluated and adjusted as necessary.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $25.0 million, $20.3 million and $22.6 million for Fiscal 2005, 2004 and 2003, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The consolidated balance sheets included prepaid assets for direct response advertising costs of $1.2 million at January 29, 2005 and $0.8 million at January 31, 2004.

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

Cooperative advertising costs recognized in selling and administrative expenses were $2.4 million, $2.5 million and $3.5 million in Fiscal 2005, 2004 and 2003, respectively. During Fiscal 2005, 2004 and 2003, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.7 million, $2.3 million and $2.5 million for Fiscal 2005, 2004 and 2003, respectively. During Fiscal 2005, 2004 and 2003, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.

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
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 12).

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 29, 2005 consists of $27.0 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.2 million on interest rate swaps, net of tax, and a $0.1 million foreign currency translation adjustment.

Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company for making internal operating decisions (see Note 15).

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

As of January 29, 2005, the Company had two fixed stock incentive plans and one restricted stock incentive plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plan. The compensation cost that has been charged against income for its restricted stock incentive plans was $0.4 million, $0.5 million and $0.4 million, net of tax, for Fiscal 2005, 2004 and 2003, respectively. There was no additional stock incentive plan compensation reflected in net earnings, as all options granted under the fixed stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Years
(In thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$48,249	$28,137	$36,027

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	418	520	444

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,853)	(2,320)	(2,171)

Pro forma net earnings	$45,814	$26,337	$34,300

Earnings per share:

Basic — as reported	$2.18	$1.28	$1.64

Basic — pro forma	$2.07	$1.20	$1.56

Diluted — as reported	$1.91	$1.20	$1.46

Diluted — pro forma	$1.82	$1.13	$1.39

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Principles

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of “so abnormal.” The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of Fiscal 2006 for the Company).

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. The proforma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.3 million, $0.1 million, and $0.5 million in Fiscal 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS No. 153, management does not believe adoption will have a material impact on the Company’s financial position or results of operations.

In November 2004, the EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Consensus addresses when to include contingently convertible debt instruments in diluted earnings per share. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met. The Company’s diluted earnings per share calculation for Fiscal 2005 includes an additional 3.9 million shares and a net after tax interest add back of $2.5 million. The Consensus is effective for periods ending after December 15, 2004 and requires restatement of prior period diluted earnings per share. Earnings per share for the first, second and third quarters of Fiscal 2005 and the third and fourth quarters of Fiscal 2004 as well as the year for Fiscal 2004 have been restated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of the Company’s lease-related accounting methods and determined that the Company’s methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003, and the first three quarters of Fiscal 2005 included in this Report.

Previously the Company had amortized certain of its leasehold improvements over the lease term, including the first five-year renewal option for initial term leases of 10 years or less. Management determined that the appropriate interpretation of the lease term under SFAS No. 13, “Accounting for Leases,” is the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms associated with leasehold improvements whose useful lives included the option period, while expected, were not reasonably assured under SFAS No. 13. Accordingly, the Company accelerated the amortization of those leasehold improvements to coincide with the end of the fixed noncancellable term of the lease, unless the Company would incur an economic penalty for not renewing the lease.

Additionally, the Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of the related leasehold improvements reflected in the Consolidated Balance Sheets and the capital expenditures reflected in investing activities in the Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these incentives to be recorded as deferred rent liabilities in the Consolidated Balance Sheets and as a component of operating activities in the Consolidated Statements of Cash Flows. Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, both included in selling and administrative expenses in the Consolidated Statements of Earnings and included as an additional cost component of capital expenditures in investing activities in the Consolidated Statements of Cash Flows. This adjustment also resulted in additional impairment charges reflected in restructuring and other, net in the Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the intended use of the property. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (typically one to two months prior to store opening). The correction of this error requires the Company to record additional deferred rent in other long-term liabilities and to adjust retained earnings in the Consolidated Balance Sheet, as well as to restate rent expense in selling and administrative expenses in the Consolidated Statements of Earnings.

The cumulative effect of these corrections is a reduction to retained earnings of $2.5 million (net of taxes of $1.6 million) as of the beginning of Fiscal 2003 and reductions to retained earnings of $0.2 million (net of taxes of $0.1 million), $0.6 million (net of taxes of $0.4 million) and $0.3 million (net of taxes of $0.2 million) for the fiscal years ended 2005, 2004 and 2003, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of January 31, 2004, as well as on the Company’s Consolidated Statements of Earnings and Cash Flows for fiscal years 2004 and 2003, (in thousands, except per share amounts):

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued

Consolidated Statements of Earnings

	As Previously
	Reported	Adjustments	As Restated

Fiscal Year Ended January 31, 2004:
Selling and administrative expenses	$332,674	$20	$332,694
Restructuring and other, net	901	953	1,854
Earnings from operations	55,203	(973)	54,230
Earnings before income taxes from continuing operations	45,333	(973)	44,360
Income tax expense	15,715	(380)	15,335
Net Earnings	$28,730	$(593)	$28,137

Net earnings per common share — basic	$1.31	$(0.03)	$1.28
Net earnings per common share — diluted	$1.23	$(0.03)	$1.20

Fiscal Year Ended February 1, 2003:
Selling and administrative expenses	$320,833	$156	$320,989
Restructuring and other, net	2,549	259	2,808
Earnings from operations	66,694	(415)	66,279
Earnings before income taxes from continuing operations	58,824	(415)	58,409
Income tax expense	22,379	(162)	22,217
Net Earnings	$36,280	$(253)	$36,027

Net earnings per common share — basic	$1.65	$(0.01)	$1.64
Net earnings per common share — diluted	$1.47	$(0.01)	$1.46

Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

January 31, 2004:
Deferred income taxes — current	$7,633	$(3,993)	$3,640
Property and equipment, net	121,667	15,982	137,649
Deferred income taxes – non-current	18,137	6,137	24,274
Total assets	430,187	18,126	448,313
Total current liabilities*	92,442	(10,238)	82,204
Deferred rent and other long-term liabilities	9,014	31,717	40,731
Retained earnings	132,215	(3,353)	128,862
Total shareholders’ equity	215,598	(3,353)	212,245
Total liabilities and shareholders’ equity	$430,187	$18,126	$448,313

*	Deferred rent reclassified to other long-term liabilities.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued

Consolidated Statements of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

Fiscal Year Ended January 31, 2004:
Net cash provided by operating activities	$65,626	3,019	$68,645
Net cash used in investing activities	(18,838)	(3,019)	(21,857)

Fiscal Year Ended February 1, 2003:
Net cash provided by operating activities	$42,515	4,056	$46,571
Net cash used in investing activities	(36,183)	(4,056)	(40,239)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Acquisitions

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of 100% of the outstanding common shares of Hat World Corporation (“Hat World”) for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. The release of the final escrow that could result in further adjustments to the purchase price will occur after April 1, 2005. The results of Hat World’s operations have been included in the consolidated financial statements since that date. Headquartered in Indianapolis, Indiana, Hat World is a leading specialty retailer of licensed and branded headwear sold through 533 retail stores as of January 29, 2005. The Company believes the acquisition will enhance its strategic development and prospects for growth.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At April 1, 2004

Inventories	$33,888
Property and equipment	24,278
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	97,223
Other assets	3,817
Accounts payable	(19,036)
Noncurrent deferred tax liability	(22,828)
Other liabilities	(6,934)

Net Assets Acquired	$166,318

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

Note 3
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

	Pro forma
In thousands, except per share data	2005	2004

Net sales	$1,145,642	$1,036,798
Net earnings	46,799	34,500
Net earnings per share:
Basic	$2.11	$1.57
Diluted	$1.86	$1.46

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 19 Cap Connection and Headquarters stores at January 29, 2005 in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment, of which approximately $0.1 million is being held in escrow until certain conditions are met concerning leases. Cap Connection is a leading Canadian specialty retailer of headwear.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $0.6 million in the fourth quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores and retail store asset impairments. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

The Company recorded a pretax charge to earnings of $2.0 million ($1.2 million net of tax) in the fourth quarter of Fiscal 2004. The charge included $3.8 million in asset impairments related to underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, most of which were Jarman stores. The charge is net of recognition of $1.8 million of excess restructuring provisions relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was contractually obtained.

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations, Continued

The Company recorded a pretax charge to earnings of $2.8 million ($1.7 million net of tax) in the fourth quarter of Fiscal 2003. The charge included $2.7 million in asset impairments related to 14 underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, the payments included in the restructuring provision related to the termination of one of those leases, and $0.1 million in severance payments. The majority of these costs related to the Johnston & Murphy division.

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other charges in the accompanying Statements of Earnings.

Restructuring Reserves
	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total

Balance February 1, 2003	$423	$2,928	$3,351
Excess provision August 2, 2003	(132)	(7)	(139)
Excess provision January 31, 2004	(22)	(1,779)	(1,801)
Charges and adjustments, net	(215)	(689)	(904)

Balance January 31, 2004 (included in other accrued liabilities)	54	453	507
Charges and adjustments, net	(54)	(453)	(507)

Balance January 29, 2005	$-0-	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations, Continued

Discontinued Operations

For the year ended January 29, 2005, the Company recorded an additional charge to earnings of $0.3 million ($0.2 million net of tax) reflected in discontinued operations, including $1.0 million for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations (see Note 14).

In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 14).

Accrued Provision for Discontinued Operations
	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Other	Total

Balance February 1, 2003	$1,433	$1,132	$30	$2,595
Additional provision January 31, 2004	10	1,441	(18)	1,433
Charges and adjustments, net	(1,443)	448	(10)	(1,005)

Balance January 31, 2004	-0-	3,021	2	3,023
Additional provisions Fiscal 2005	-0-	911	-0-	911
Charges and adjustments, net	-0-	1,868	1	1,869

Balance January 29, 2005*	-0-	5,800	3	5,803
Current provision for discontinued operations	-0-	4,122	3	4,125

Total Noncurrent Provision for Discontinued Operations	$-0-	$1,678	$-0-	$1,678

*Includes $5.5 million environmental provision including $3.8 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Inventories

	January 29,	January 31,
In thousands	2005	2004

Raw materials	$212	$142
Wholesale finished goods	28,476	28,900
Retail merchandise	178,509	138,192

Total Inventories	$207,197	$167,234

Note 6
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At January 29, 2005 and January 31, 2004, the Company had approximately $12.8 million and $6.6 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately four months. The gain based on spot rates under these contracts at January 29, 2005 and January 31, 2004 was $0.1 million and $0.8 million, respectively. For the year ended January 29, 2005, the Company recorded an unrealized loss on foreign currency forward contracts of $1.5 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Derivative Instruments and Hedging Activities, Continued

The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its new $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (2.71% at January 26, 2005, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

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

At January 29, 2005, the net gain of these interest rate swap agreements was $0.2 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Long-Term Debt

In thousands	2005	2004

4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	75,000	-0-
Revolver borrowings	-0-	-0-

Total long-term debt	161,250	86,250
Current portion, term loan	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$161,250	$86,250

Long-term debt maturing during each of the next five years ending January is as follows: 2006 – $-0-, 2007 - $18,000,000; 2008 - $24,000,000; 2009 - $25,500,000; 2010 - $7,500,000; and thereafter - $86,250,000.

Credit Agreement:

On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with a group of 10 banks, led by Bank of America, N.A. as Administrative Agent. The agreement, as amended April 12, 2005, governing the facilities expires April 1, 2009. The facilities consist of a $100.0 million term loan (used to fund a portion of the purchase price for the Hat World acquisition) and a $75.0 million revolving credit facility (which replaced the previous $75.0 million revolving credit facility). The revolving credit facility is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed the $100.0 million term loan on April 1, 2004. In January 2005, the Company prepaid $15.0 million of its $100.0 million term loan that was due in Fiscal 2006. In connection with the prepayment, the Company wrote off less than $0.1 million of deferred financing costs. The write-off of deferred financing costs is included in selling and administrative expenses on the accompanying Statement of Earnings. The Company had no borrowings outstanding under the revolving credit facility at January 29, 2005. The Company had outstanding letters of credit of $11.1 million under the facility at January 29, 2005. These letters of credit support product purchases and lease and insurance indemnifications.

Under both the term loan and revolving credit facilities, interest rates and facility fees are determined according to a pricing grid providing margins over LIBOR or an alternate base rate (the higher of the Federal Funds Rate plus 1/2% or the prime rate). The applicable fees and margins are determined by the Company’s leverage (lease adjusted debt to earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”)) ratio.

Deferred financing costs incurred of $3.4 million related to the $175.0 million credit facilities were capitalized and are being amortized over the expected lives of the facilities. These costs are included in other non-current assets on the Balance Sheet.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Long-Term Debt, Continued

These credit facilities are guaranteed by each subsidiary of the Company whose assets exceed 5% of the consolidated assets of the Company and its subsidiaries or whose revenue or net income exceeds 10% of the consolidated net income of the Company and its subsidiaries. These credit facilities are secured by substantially all of the material assets of the Company and the guarantors.

The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (lease adjusted debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company was in compliance with the financial covenants contained in the credit agreement at January 29, 2005.

4 1/8% Convertible Subordinated Debentures due 2023:

On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share, if: (1) the price of its common stock issuable upon conversion of a Debenture reaches 120% or more of the initial conversion price ($26.54 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. As of January 31, 2005, the debentures became convertible into shares of common stock at the option of the holders. The Company’s common stock closed at or above $26.54 for at least 10 of the last 30 trading days of the fourth quarter of Fiscal 2005. Therefore, the contingency was satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Long-Term Debt, Continued

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

Concurrent with the issuance of the 4 1/8% Convertible Subordinated Debentures, the Company redeemed $103.2 million of 5 1/2% Convertible Subordinated Notes due 2005, resulting in a $2.6 million loss on early retirement of debt ($1.6 million redemption on premium and $1.0 million write-off of unamortized deferred financing costs) included in the Consolidated Statement of Earnings for Fiscal 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Commitments Under Long-Term Leases

Operating Leases

The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2017. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance and maintenance costs.

Rental expense under operating leases of continuing operations was:

In thousands	2005	2004	2003

Minimum rentals	$94,561	$69,095	$63,252
Contingent rentals	3,741	3,021	3,155
Sublease rentals	(1,186)	(1,314)	(1,335)

Total Rental Expense	$97,116	$70,802	$65,072

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2006	$101,491
2007	98,217
2008	89,699
2009	78,836
2010	68,648
Later years	168,755

Total Minimum Rental Commitments	$605,646

Most leases provide for the Company to pay real estate taxes and other expenses and contingent rentals based on sales. Approximately 5% of the Company’s leases contain renewal options.

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other accrued liabilities on the balance sheet. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term.

Genesco Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9
Shareholders’ Equity

Non-Redeemable Preferred Stock

			Number of Shares			Amounts in Thousands			Common
	Shares								Convertible		No. of
Class (In order of preference)*	Authorized		2005	2004	2003	2005	2004	2003	Ratio		Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		36,620	36,920	36,932	$1,465	$1,477	$1,477	.83		1
$4.75 Series 3	40,449		17,660	18,163	18,163	1,766	1,816	1,816	2.11		2
$4.75 Series 4	53,764		16,412	16,412	16,412	1,641	1,641	1,641	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,017	30,017	30,017	900	901	901			1

			100,709	101,512	101,524	5,772	5,835	5,835

Employees’ Subordinated Convertible Preferred	5,000,000		63,031	64,326	65,269	1,891	1,930	1,958	1.00	***	1

Stated Value of Issued Shares						7,663	7,765	7,793
Employees’ Preferred Stock Purchase Accounts						(189)	(185)	(194)

Total Non-Redeemable Preferred Stock						$7,474	$7,580	$7,599

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance February 2, 2002	$5,836	$2,000	$(202)	$7,634
Other	(1)	(42)	8	(35)

Balance February 1, 2003	5,835	1,958	(194)	7,599
Other	-0-	(28)	9	(19)

Balance January 31, 2004	5,835	1,930	(185)	7,580
Other	(63)	(39)	(4)	(106)

Balance January 29, 2005	$5,772	$1,891	$(189)	$7,474

Subordinated Serial Preferred Stock (Cumulative):

Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1—$40 per share plus accumulated dividends and for Series 3 and 4—$100 per share plus accumulated dividends.

Genesco Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9
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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 29, 2005 – 22,925,857 shares; January 31, 2004 - 22,211,661 shares. There were 488,464 shares held in treasury at January 29, 2005 and January 31, 2004. Each outstanding share is entitled to one vote. At January 29, 2005, common shares were reserved as follows: 155,591 shares for conversion of preferred stock; 127,213 shares for the 1987 Stock Option Plan; 2,398,807 shares for the 1996 Stock Option Plan; and 368,487 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 29, 2005, 667,461 shares of common stock were issued for the exercise of stock options at an average weighted market price of $13.66, for a total of $9.1 million; 24,529 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $14.31, for a total of $0.4 million; 19,601 shares were issued to directors for no consideration; and 2,605 shares were issued in miscellaneous conversions of Series 1, Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 667,461 options exercised include 647,461 shares of fixed stock options and 20,000 shares of restricted stock (see Note 13).

Genesco Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9
Shareholders’ Equity, Continued

For the year ended January 31, 2004, 45,262 shares of common stock were issued for the exercise of stock options at an average weighted market price of $14.79, for a total of $0.7 million; 32,505 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $11.05, for a total of $0.4 million; 28,176 shares were issued to directors for no consideration; and 952 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 45,262 options exercised include 17,000 shares of fixed stock options and 28,262 shares of restricted stock (see Note 13). In addition, the Company repurchased and retired 116,800 shares of common stock at an average weighted market price of $16.27, for a total of $1.9 million.

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

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At January 29, 2005, $9.7 million was available for such payments related to common stock.

The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.

Dividends declared for Fiscal 2005 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $292,000 in the aggregate.

Genesco Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9
Shareholders’ Equity, Continued

Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at February 2, 2002	22,330,914	101,549	66,671
Exercise of options	122,190	-0-	-0-
Issue shares - Employee Stock Purchase Plan	49,676	-0-	-0-
Stock repurchase	(286,000)	-0-	-0-
Other	4,786	(25)	(1,402)

Issued at February 1, 2003	22,221,566	101,524	65,269
Exercise of options	45,262	-0-	-0-
Issue shares - Employee Stock Purchase Plan	32,505	-0-	-0-
Stock repurchase	(116,800)	-0-	-0-
Other	29,128	(12)	(943)

Issued at January 31, 2004	22,211,661	101,512	64,326
Exercise of options	667,461	-0-	-0-
Issue shares - Employee Stock Purchase Plan	24,529	-0-	-0-
Other	22,206	(803)	(1,295)

Issued at January 29, 2005	22,925,857	100,709	63,031
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 29, 2005	22,437,393	100,709	63,031

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2005	2004	2003

Current
U.S. federal	$20,114	$13,681	$17,211
Foreign	432	357	747
State	2,035	1,416	2,059

Total Current Income Tax Expense	22,581	15,454	20,017

Deferred
U.S. federal	4,442	(36)	1,940
Foreign	(20)	62	41
State	1,639	(145)	219

Total Deferred Income Tax Expense	6,061	(119)	2,200

Total Income Tax Expense	$28,642	$15,335	$22,217

Discontinued operations were recorded net of income tax benefits of approximately $0.1 million, $0.5 million and $0.1 million in Fiscal 2005, 2004 and 2003, respectively.

As a result of the exercise of non-qualified stock options by the Company’s directors and employees during Fiscal 2005, 2004 and 2003, the Company realized a federal income tax benefit of approximately $3.3 million, $0.1 million and $0.5 million, respectively. These tax benefits are accounted for as a decrease in current income taxes payable and an increase in additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	January 29,	January 31,
In thousands	2005	2004

Identified intangibles	$(21,538)	$-0-
Convertible bonds	(2,303)	$(707)
Book over tax depreciation	(1,314)	(79)

Total deferred tax liabilities	$(25,155)	$(786)

Provisions for discontinued operations and restructurings	952	1,304
Deferred rent	8,614	8,377
Inventory valuation	1,251	1,667
Pensions	8,171	9,586
Expense accruals	2,698	3,806
Allowances for bad debts and notes	185	854
Uniform capitalization costs	2,071	1,790
Other	3,000	1,040
Tax net operating loss and credit carryforwards	1,241	276

Deferred tax assets	28,183	28,700

Net Deferred Tax Assets	$3,028	$27,914

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2005	2004	2003

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.09	1.82	2.79
Previously accrued income taxes	(.93)	(2.45)	.00
Other	(.01)	.20	.25

Effective Tax Rate	37.15%	34.57%	38.04%

In Fiscal 2005, the Company received a favorable tax settlement of $0.5 million and determined approximately $0.2 million of previously accrued income taxes were no longer required. These amounts are reflected as an income tax benefit in Fiscal 2005.

In Fiscal 2004, the Company determined that approximately $1.1 million of previously accrued income taxes were no longer required. This amount is reflected as an income tax benefit in Fiscal 2004.

As of January 29, 2005, the Company had a Federal net operating loss carryforward of $1.9 million, as a result of an acquisition. Internal Revenue Code Section 382 imposes limitations due to ownership changes. The loss expires in tax year 2024.

As of January 29, 2005 and January 31, 2004, the Company had state net operating loss carryforwards of $13.0 million and $8.3 million, respectively, expiring in tax years 2010 through 2020.

As of January 29, 2005 and January 31, 2004, the Company had state tax credits of $0.2 million and $0.2 million, respectively. These credits expire in tax years 2005 through 2019.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans

Defined Benefit Pension Plans

The Company sponsored a non-contributory, defined benefit pension plan. As of January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to the participant’s cash balance account under the new formula. Effective January 1, 2005, the Company froze the defined benefit cash balance plan which prevents any new entrants into the plan as of that date as well as effects the amounts credited to the participants accounts as discussed below.

Under the cash balance plan, beginning January 1, 1996, the Company credited each participants’ account annually with an amount equal to 4% of the participant’s compensation plus 4% of the participant’s compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant was credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who was inactive would be credited with interest at the lesser of 7% or the 30 year Treasury rate. Under the frozen plan, each participants’ cash balance plan account will be credited annually only with interest at the 30 year Treasury rate, not to exceed 7%, until the participant retires. The amount credited each year will be based on the rate at the end of the prior year.

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
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Assets and Obligations

The following table sets forth the change in benefit obligation for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004

Benefit obligation at beginning of year	$117,458	$113,490	$3,071	$2,447
Service cost	2,164	2,009	133	95
Interest cost	6,871	7,150	174	150
Plan amendments	-0-	(112)	-0-	-0-
Plan participants’ contributions	-0-	-0-	137	137
Benefits paid	(8,931)	(8,384)	(264)	(276)
Actuarial loss	4,681	3,305	12	518
Curtailment gain	(1,642)	-0-	-0-	-0-

Benefit obligation at end of year	$120,601	$117,458	$3,263	$3,071

The following table sets forth the change in plan assets for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004

Fair value of plan assets at beginning of year	$89,524	$76,045	$-0-	$-0-
Actual gain on plan assets	8,421	15,892	-0-	-0-
Employer contributions	3,259	5,971	127	139
Plan participants’ contributions	-0-	-0-	137	137
Benefits paid	(8,931)	(8,384)	(264)	(276)

Fair value of plan assets at end of year	$92,273	$89,524	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Funded Status

The following table sets forth the funded status of the plans for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004

Accumulated benefit obligation	$(120,601)	$(115,141)	$(3,263)	$(3,071)
Future pay increases	-0-	(2,317)	-0-	-0-

Projected benefit obligation	(120,601)	(117,458)	(3,263)	(3,071)
Assets	92,273	89,524	-0-	-0-

Under funded projected benefit obligation	(28,328)	(27,934)	(3,263)	(3,071)
Prior service cost	-0-	(675)	-0-	-0-
Cumulative net losses	44,514	46,418	1,062	1,104
Minimum pension liability	(44,514)	(43,426)	-0-	-0-

Accrued Benefit Liability	$(28,328)	$(25,617)	$(2,201)	$(1,967)

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2005	2004	2003	2005	2004	2003

Service cost	$2,164	$2,009	$1,686	$133	$95	$86
Interest cost	6,871	7,150	7,304	174	150	151
Expected return on plan assets	(7,492)	(7,781)	(8,341)	-0-	-0-	-0-
Amortization:
Transition obligation	-0-	-0-	-0-	-0-	-0-	-0-
Prior service cost	(70)	(140)	(123)	-0-	-0-	-0-
Losses	4,015	3,056	823	54	70	65

Net amortization	3,945	2,916	700	54	70	65
Curtailment gain	(605)	-0-	-0-	-0-	-0-	-0-

Net Periodic Benefit Cost	$4,883	$4,294	$1,349	$361	$315	$302

Curtailment

The Company’s board of directors approved freezing the Company’s defined pension benefit plan in the second quarter ended July 31, 2004, effective January 1, 2005. The action resulted in a curtailment gain of $0.6 million in the second quarter of Fiscal 2005 which is reflected in the restructuring and other, net line on the accompanying Statement of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Additional Information

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004

Increase (decrease) in minimum pension liability included in other comprehensive income	1,087	(7,055)	NA	NA

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits			Other Benefits
	2005		2004	2005	2004

Discount rate	5.75%		6.125%	5.75%	6.10%
Rate of compensation increase	4.50	%*	4.50%	—	—
Measurement date	12-31-2004		12-31-2003	1-29-2005	1-31-2004

Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.125%	6.625%	5.75%	6.10%	6.625%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%	—	—	—
Rate of compensation increase	4.50%*	4.50%	4.50%	—	—	—

*The defined benefit pension plan was frozen effective January 1, 2005.

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.125% to 5.75% from Fiscal 2004 to Fiscal 2005. The decrease in the rate increased the accumulated benefit obligation by $4.7 million and increased the projected benefit obligation by $4.7 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.625% to 6.125% from Fiscal 2003 to Fiscal 2004. The decrease in the rate increased the accumulated benefit obligation by $5.3 million and increased the projected benefit obligation by $5.4 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations. Over the 10 year period ending December 31, 2004, the compound annual returns of the portfolio have averaged 9.6%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an 8.25% long-term rate of return on assets assumption.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Assumed health care cost trend rates at December 31

	2005	2004
Health care cost trend rate assumed for next year	11%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$43	$(35)
Accumulated postretirement benefit obligation	$323	$(274)

Plan Assets

The Company’s pension plan weighted average asset allocations as of December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets
	at December 31
	2004	2003
Asset Category
Equity securities	64%	64%
Debt securities	31%	32%
Other	5%	4%

Total	100%	100%

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

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

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

At January 29, 2005 and January 31, 2004, there were no Company related assets in the plan.

Cash Flows

Contributions

There was no ERISA cash requirement for the plan in 2004 and none is projected to be required in 2005. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $7.0 million contribution in March 2005.

Estimated Future Benefit Payments

Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2005	$9.9	$0.2
2006	9.9	0.2
2007	9.6	0.2
2008	9.5	0.2
2009	9.3	0.2
2010 – 2014	43.2	1.2

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Section 401(k) Savings Plan

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will add an additional contribution of 2 1/2 % of salary to each employee’s account. Beginning in calendar 2002, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. The contribution expense to the Company for the matching program was approximately $1.4 million for Fiscal 2005, $0.7 million for Fiscal 2004 and $0.8 million for Fiscal 2003.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	January 29, 2005			January 31, 2004			February 1, 2003
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$48,460			$29,025			$36,192

Less: Preferred stock dividends	(292)			(294)			(294)

Basic EPS
Income available to common shareholders	48,168	22,008	$2.19	28,731	21,742	$1.32	35,898	21,821	$1.65

Effect of Dilutive Securities
Options		406			235			359
Convertible preferred stock(1)	-0-	-0-		-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	2,467	3,899		1,500	2,357		-0-	-0-
5 1/2% Convertible Subordinated Notes	-0-	-0-		-0-	-0-		3,871	4,906
Employees’ preferred stock(3)		64			65			66

Diluted EPS
Income available to common shareholders plus assumed conversions	$50,635	26,377	$1.92	$30,231	24,399	$1.24	$39,769	27,152	$1.46

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 1, 3 and 4 for all periods presented. Therefore, conversion of Series 1, 3 and 4 convertible preferred stock is not reflected in diluted earnings per share for all periods presented, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,935, 37,263 and 24,946, respectively.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and prior periods should be restated. Fiscal 2004 has been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Earnings Per Share, Continued

Options to purchase 32,000 shares of common stock at $32.65 per share were outstanding at the end of Fiscal 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board has subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. The Company did not repurchase any shares during Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Stock Incentive Plans and Stock Purchase Plans

The Company’s stock-based compensation plans, as of January 29, 2005, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans (see Note 1).

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

Regarding shares issued to outside directors, an automatic grant of restricted stock will be given to outside directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 1,198 shares of restricted stock issued to directors for Fiscal 2005 and no shares issued in Fiscal 2004 or 2003. In addition, an outside director may elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock shall be granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 5,345 shares, 6,025 shares and 3,464 shares of Retainer Stock issued to directors for Fiscal 2005, 2004 and 2003, respectively.

Annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director shall receive restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock shall vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 15,822 and 22,160 shares of restricted stock issued to directors for Fiscal 2005 and 2004, respectively.

Annually on the date of the annual meeting of shareholders, prior to Fiscal 2004, each outside director received an automatic grant of options to purchase 4,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These stock options became exercisable six months after their respective dates of grant, and expire in ten years. There were 32,000 shares of stock options issued to directors for Fiscal 2003.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Stock Incentive Plans and Stock Purchase Plans, Continued

The weighted-average fair value of each option granted in the fixed stock incentive plans described above is estimated on the date of grant using the Black-Scholes option-pricing model. The average assumptions used for grants in Fiscal 2005, 2004 and 2003, respectively were expected volatility of 60, 61 and 62 percent each year; risk-free interest rates of 4.3, 4.3 and 4.1 percent; and expected lives of 6.0, 6.0 and 5.4 years, respectively.

A summary of the status of the Company’s fixed stock incentive plans as of January 29, 2005, January 31, 2004, and February 1, 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,994,060	$15.26	1,649,060	$14.71	1,358,875	$13.72
Granted	555,500	24.66	426,500	17.50	444,000	17.28
Exercised	(647,461)	13.12	(17,000)	11.74	(122,190)	12.81
Forfeited	(8,000)	28.31	(64,500)	16.73	(31,625)	15.65

Outstanding at end of year	1,894,099	$18.70	1,994,060	$15.26	1,649,060	$14.71

Options exercisable at year-end	740,474		1,051,310		776,060
Weighted-average fair value of options granted during the year	$14.63		$10.57		$10.41

The following table summarizes information about fixed stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 1/29/05	Contractual Life	Exercise Price	at 1/29/05	Exercise Price
$4.625 - 5.00	15,021	1 years	$4.70	15,021	$4.70
5.50 - 6.50	11,250	3.5	6.06	11,250	6.06
9.625 - 12.75	193,371	2.2	10.56	193,371	10.56
13.00 - 17.75	1,062,957	7.6	16.89	464,832	16.49
23.50 - 32.65	611,500	9.4	24.99	56,000	28.31

$4.625 - 32.65	1,894,099	7.5	$18.70	740,474	$15.44

Restricted Stock Incentive Plans

On October 16, 2000, a three year long term incentive plan was approved for the Chairman and CEO (at that time) which covers Fiscal 2002 through Fiscal 2004. The incentive plan provides a target payout of $470,000 in stock. The number of shares to be issued is based on the closing price of the stock on October 16, 2000 or $16.63 per share which totals 28,262 shares. These shares vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these shares was $117,000 and $157,000 in Fiscal 2004 and 2003, respectively. The 28,262 shares were issued in January 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Stock Incentive Plans and Stock Purchase Plans, Continued

On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued was 20,000 shares and those shares were issued in June 2004. Compensation cost charged against income for these shares was $69,000, $208,000 and $208,000 in Fiscal 2005, 2004 and 2003, respectively.

On April 24, 2002, the Company issued restricted stock to the President and CEO of the Company under the 1996 Stock Incentive Plan. The number of shares to be issued is 36,764 shares. Pursuant to the terms of the grant, these shares will vest on April 23, 2005, provided that on such date the grantee has remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $333,000, $333,000 and $250,000 in Fiscal 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 24,529 shares, 32,505 shares and 49,676 shares to employees in Fiscal 2005, 2004 and 2003, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2005, 2004 and 2003, respectively: an expected life of 1 year for all years; expected volatility of 40, 45 and 54 percent; and risk-free interest rates of 2.2, 1.3 and 1.3 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2005, 2004 and 2003 was $5.31, $5.54 and $4.76, respectively. The current employee stock purchase plan expires with the issuance of options on October 1, 2005.

Stock Purchase Plans

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $189,000 and $193,000 at January 29, 2005 and January 31, 2004, respectively, and were secured at January 29, 2005, by 9,820 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Legal Proceedings

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $6.1 million to $6.3 million, net of insurance recoveries, $2.7 million of which the Company has already paid.

The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order. The Company’s voluntary assumption of responsibility for the IRM and the RIFS and its willingness to implement a remedial alternative with respect to the supply wells (described below) were based upon its judgment that such actions were preferable to litigation to determine its liability, if any, for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation versus the costs and uncertainty of litigation.

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

Note 14
Legal Proceedings, Continued

Whitehall Environmental Matters

The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.

The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required, estimate the cost of such remediation or predict whether it will have a material effect on the Company’s financial condition or results of operations.

Related to all outstanding environmental contingencies, the Company had accrued $5.5 million as of January 29, 2005, $2.7 million as of January 31, 2004 and $1.4 million as of February 1, 2003. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying balance sheet. Additional pretax provision less insurance proceeds/recoveries realized, totaled approximately $0.9 million, $1.8 million and $0.3 million for Fiscal 2005, 2004 and 2003, respectively. Such amounts were recognized in provision for discontinued operations, net on the accompanying Statements of Earnings.

Insurance Matter

In May 2003, the Company filed a declaratory judgment action in the U.S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to the New York State knitting mill matter described above and the matters described above under the caption “Whitehall Environmental Matters.” The action sought a determination that the carriers’ defense and indemnity obligations under the policies extend to the site. During the third quarter of Fiscal 2005, the Company and the carriers reached definitive settlement agreements and the Company received cash payments from the carriers totaling approximately $3.0 million in exchange for releases from liability with respect to the two sites. Net of the insurance proceeds, additional pretax provisions totaling approximately $1.0 million for future remediation expenses associated with the New York State knitting mill matter described above and the Whitehall matter described above, are reflected in the loss from discontinued operations for Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Legal Proceedings, Continued

Other Matters

Patent Action

In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The court subsequently stayed the remainder of the case, pending appeal of the summary judgment to the U.S. Court of Appeals for the Federal Circuit.

California Employment Matter

On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. The Company has retained counsel and filed an answer denying the material allegations in the complaint, and intends to defend the matter vigorously.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information

The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Headquarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Dockers Footwear. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys, Underground Station Group and Hat World sell primarily branded products from other companies while Johnston & Murphy and Dockers sell primarily the Company’s owned and licensed brands.

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

Fiscal 2005

		Underground
		Station		Johnston		Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Dockers	& Other	Consolidated

Sales	$521,942	$148,039	$216,270	$162,599	$63,985	$323	$1,113,158
Intercompany sales	-0-	-0-	-0-	-0-	(477)	-0-	(477)

Net sales to external customers	$521,942	$148,039	$216,270	$162,599	$63,508	$323	$1,112,681

Segment operating income (loss)	$60,065	$6,963	$30,522	$9,230	$6,075	$(23,570)	$89,285
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,221)	(1,221)

Earnings (loss) from operations	60,065	6,963	30,522	9,230	6,075	(24,791)	88,064
Interest expense	-0-	-0-	-0-	-0-	-0-	(11,373)	(11,373)
Interest income	-0-	-0-	-0-	-0-	-0-	411	411

Earnings (loss) before income taxes from continuing operations	$60,065	$6,963	$30,522	$9,230	$6,075	$(35,753)	$77,102

Total assets	$152,292	$54,216	$219,795	$62,043	$18,469	$128,756	$635,571
Depreciation	12,409	3,727	6,599	2,793	112	5,626	31,266
Capital expenditures	10,858	6,051	12,898	3,154	35	6,484	39,480

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2004

		Underground
		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated

Sales	$468,919	$147,812	$160,095	$61,339	$279	$838,444
Intercompany sales	-0-	-0-	-0-	(1,065)	-0-	(1,065)

Net sales to external customers	$468,919	$147,812	$160,095	$60,274	$279	$837,379

Segment operating income (loss)	$54,710	$8,178	$4,089	$4,548	$(15,441)	$56,084
Restructuring charge	-0-	-0-	-0-	-0-	(1,854)	(1,854)

Earnings (loss) from operations	54,710	8,178	4,089	4,548	(17,295)	54,230
Interest expense	-0-	-0-	-0-	-0-	(7,902)	(7,902)
Interest income	-0-	-0-	-0-	-0-	613	613
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$54,710	$8,178	$4,089	$4,548	$(27,165)	$44,360

Total assets	$152,973	$49,979	$63,750	$16,853	$164,758	$448,313
Depreciation	11,966	3,842	2,892	130	5,777	24,607
Capital expenditures	12,712	5,362	1,665	14	2,787	22,540

Fiscal 2003

		Underground
		Station	Johnston		Corporate
In thousands	Journeys	Group	& Murphy	Dockers	& Other	Consolidated

Sales	$436,498	$147,926	$165,269	$80,419	$117	$830,229
Intercompany sales	-0-	-0-	-0-	(1,922)	-0-	(1,922)

Net sales to external customers	$436,498	$147,926	$165,269	$78,497	$117	$828,307

Segment operating income (loss)	$52,826	$12,323	$9,275	$8,506	$(13,205)	$69,725
Restructuring charge	-0-	-0-	-0-	-0-	(2,808)	(2,808)
Other	-0-	-0-	-0-	-0-	(638)	(638)

Earnings (loss) from operations	52,826	12,323	9,275	8,506	(16,651)	66,279
Interest expense	-0-	-0-	-0-	-0-	(8,544)	(8,544)
Interest income	-0-	-0-	-0-	-0-	674	674

Earnings (loss) before income taxes from continuing operations	$52,826	$12,323	$9,275	$8,506	$(24,521)	$58,409

Total assets	$147,545	$49,296	$66,460	$32,430	$142,125	$437,856
Depreciation	10,804	3,582	3,371	139	3,892	21,788
Capital expenditures	18,101	3,865	2,733	14	15,619	40,332

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 16
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter			2nd Quarter				3rd Quarter			4th Quarter				Fiscal Year
per share amounts)	2005		2004	2005		2004		2005		2004	2005		2004		2005	2004

Net sales	$225,526		$192,746	$245,939		$179,478		$288,398		$212,483	$352,818		$252,672		$1,112,681	$837,379

Gross margin	110,678		88,092	121,889		83,489		143,368		99,128	175,149		118,069		551,084	388,778

Pretax earnings (loss)(1)	9,390	(4)	5,397	7,142	(5)	(1,527	) (7)	20,074	(8)	15,166	40,496	(10)	25,324	(12)	77,102	44,360

Earnings (loss) from continuing operations(2)	5,806		3,331	4,825		(987)		12,383		9,396	25,446		17,285		48,460	29,025

Net earnings (loss)(2)	5,806		3,331	4,804	(6)	(987)		11,943	(9)	9,396	25,696	(11)	16,397	(13)	48,249	28,137

Diluted earnings (loss) per common share: (3)
Continuing operations	.24		.15	.20		(.05)		.49		.38	.97		.69		1.92	1.24
Net earnings (loss)	.24		.15	.20		(.05)		.47		.38	.98		.65		1.91	1.20

(1)	Pretax earnings (loss) were restated for the lease accounting error. The restated amounts were a decrease of $30,000, a decrease of $10,000, an increase of $78,000, a decrease of $154,000, a decrease of $238,000, a decrease of $26,000, a decrease of $783,000 and a decrease of $973,000 for the first quarter of Fiscal 2005 and 2004, the second quarter of Fiscal 2005 and 2004, the third quarter of Fiscal 2005 and 2004 and the fourth quarter and year of Fiscal 2004, respectively (see Note 2).

(2)	Earnings (loss) from continuing operations and net earnings (loss) were restated for the lease accounting error. The restated amounts were a decrease of $18,000, a decrease of $6,000, an increase of $50,000, a decrease of $96,000, a decrease of $146,000, a decrease of $16,000, a decrease of $475,000 and a decrease of $593,000 for the first quarter of Fiscal 2005 and 2004, the second quarter of Fiscal 2005 and 2004, the third quarter of Fiscal 2005 and 2004 and the fourth quarter and year of Fiscal 2004, respectively (see Note 2).

(3)	Diluted earnings (loss) per common share from continuing operations and diluted net earnings per share were restated for EITF Consensus No. 04-8. “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” and the lease accounting error. The change for Consensus No. 04-8 was a decrease to diluted earnings (loss) per common share from continuing operations of $0.02, $0.01 and $0.05 for the first quarter, second quarter and third quarter of Fiscal 2005, respectively, and a decrease of $0.02, $0.01 and $0.06 to diluted net earnings per share for the same periods of Fiscal 2005. The third quarter of Fiscal 2005 also decreased an additional $0.01 for the lease restatement. The change for Consensus No. 04-8 was a decrease to diluted earnings (loss) per common share from continuing operations of $0.04, $0.09 and $0.07 for the third quarter, fourth quarter and year of Fiscal 2004, respectively, and a decrease of $0.04, $0.09 and $0.06 to diluted net earnings per share for the third quarter, fourth quarter and year of Fiscal 2004, respectively. The second quarter, fourth quarter and year of Fiscal 2004 also decreased an additional $0.01, $0.02 and $0.02, respectively, for the lease restatement. Diluted net earnings per share changed by the same amounts for Fiscal 2004 with the exception of the year of Fiscal 2004 which decreased an additional $0.03 (see Note 2).

(4)	Includes a net restructuring and other charge of $0.1 million (see Note 4).

(5)	Includes a net restructuring and other credit of $0.2 million (see Note 4).

(6)	Includes a loss of $21,000, net of tax, from discontinued operations (see Notes 4 and 14).

(7)	Includes a $2.6 million loss on the early retirement of debt (see Note 7).

(8)	Includes a net restructuring and other charge of $0.7 million (see Note 4).

(9)	Includes a loss of $0.4 million, net of tax, from discontinued operations (see Notes 4 and 14).

(10)	Includes a net restructuring and other charge of $0.6 million (see Note 4).

(11)	Includes a gain of $0.3 million, net of tax, from discontinued operations (see Notes 4 and 14).

(12)	Includes a net restructuring and other charge of $2.0 million (see Note 4).

(13)	Includes a loss of $0.9 million, net of tax, from discontinued operations (see Notes 4 and 14).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A, CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of January 29, 2005, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weakness discussed in Management’s Report on Internal Control Over Financial Reporting on page 40 hereof, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 40-41, respectively, of this report.

(c)	Changes in internal control over financial reporting. During the quarter ended January 29, 2005, the Company made changes to enhance the effectiveness of internal controls surrounding information systems security and program changes. The Company also identified and made modifications during the quarter to enhance controls related to the financial statement closing process. The Company has identified significant deficiencies related to accounting for vendor credits, income taxes, and marketable securities. In addition, significant deficiencies were identified related to information systems security and program changes, queries utilized to develop accruals during the financial statement closing process, and entry of inventory cost for one division of the Company. Some of the significant deficiencies related to the lack of sufficient data or time to test the effectiveness of controls remediated during the quarter. The Company expects, provided it is cost effective, that these deficiencies will be addressed and corrected prior to the end of the second quarter of fiscal year 2006. The Company identified a material weakness in internal control related to accounting for leases as discussed in Management’s Report On Internal Control Over Financial Reporting. The Company has taken corrective action related to this control. To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year-end, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting to ensure that accounting principles generally accepted in the United States are appropriately selected and applied. No additional remediation is necessary to cure the material weakness.

ITEM 9B, OTHER INFORMATION

On April 12, 2005, the Company entered into a First Amendment to the Credit Agreement and Waiver with Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto. The amendment includes an amendment to the capital expenditure covenant contained in the credit agreement which a) defines capital expenditures as net of tenant allowances and b) adjusts the capital expenditure limit to cover Fiscal 2005 and Fiscal 2006 (combined) as well as waives any default that would result from the restatement of prior period financial statements in connection with the changes in lease accounting.

PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2005 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.

The Company has a code of ethics that applies to all of its directors, officers, (including its chief executive officer, chief financial officer and chief accounting officer) and employees. The Company has made the Code of Ethics available and intends to post any legally required amendments to, or waivers of, such Code of Ethics on its website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors – Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2005 to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2005 to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 29, 2005 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

	(a)		(c)
	Number of	(b)	Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	1,894,099	$18.70	1,000,408

Equity compensation plans not approved by security holders	—	—	—

Total	1,894,099	$18.70	1,000,408

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our Stock Incentive Plans.

*For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies - Stock Incentive Plans and Note 13 — Stock Incentive Plans and Stock Purchase Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2005 to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2005 to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial
Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 29, 2005 and January 31, 2004
Consolidated Statements of Earnings, each of the three fiscal years ended 2005, 2004 and 2003
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2005,
2004 and 2003
Notes to Consolidated Financial Statements

Financial Statement Schedules

II -Valuation and Qualifying Accounts, each of the three fiscal years ended 2005, 2004 and 2003

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 108.

Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	b.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	c.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Credit Agreement, dated as of April 1, 2004, by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto. Incorporated by reference to Exhibit (10)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083). First Amendment to Credit Agreement and Waiver, dated as of April 12, 2005 by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto.

	b.	Form of Revolving Note. Incorporated by reference to Exhibit (10)b to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

	c.	Form of Term Note. Incorporated by reference to Exhibit (10)c to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

	d.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	e.	1987 Stock Option Plan and Form of Stock Option Agreement. Incorporated by reference to Exhibit (10)e to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	f.	1996 Stock Incentive Plan as amended and restated, incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908), and Form of Option Agreement.

	g.	2005 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)i to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

	h.	2006 EVA Incentive Compensation Plan.

	i.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	j.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	k.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

l.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).

m.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

n.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

o.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

p.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000 and Amendment to the Genesco Inc. Deferred Income Plan dated January 1, 2001.

q.	Non-Employee Director and Named Executive Officer Compensation.

r.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).

(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 106.

(24)	Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)d through (10)h, (10)m and (10)p through (10)r are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

*Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-15835, 333-30828, 333-35329, 333-50248, 333-94249, 333-62653, 333-08463, and 333-104908) and in the Registration Statement on Form S-3 (Registration Nos. 333-109019) of Genesco Inc. of our reports dated April 12, 2005, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended January 29, 2005.

We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 23, 2005 with respect to the January 29, 2005 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 12, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/James S. Gulmi
James S. Gulmi
Senior Vice President – Finance and Chief Financial Officer

Date: April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the fourteenth day of April, 2005.

/s/Hal N. Pennington
Chairman, President and Chief Executive Officer
Hal N. Pennington

/s/James S. Gulmi
Senior Vice President — Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Chief Accounting Officer

Paul D. Williams

Directors:

Leonard L. Berry*	Marty G. Dickens*

William F. Blaufuss, Jr.*	Ben T. Harris*

Robert V. Dale*	Kathleen Mason*

W. Lipscomb Davis, Jr.*	William A. Williamson, Jr.*

Matthew C. Diamond*	William S. Wire, II*

*By /s/Roger G. Sisson

Roger G. Sisson
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 29, 2005

Schedule 2

Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts

Year Ended January 29, 2005

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$969	(8)	(604	) (1)	$357
Allowance for cash discounts	-0-	-0-	5	(2)	5
Allowance for sales returns	1,872	-0-	(728	) (3)	1,144
Allowance for customer deductions	208	-0-	(85	) (4)	123
Allowance for co-op advertising	415	-0-	122	(5)	537

Totals	$3,464	(8)	(1,290)		$2,166

Year Ended January 31, 2004

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$731	306	(68	) (1)	$969
Allowance for sales returns	704	-0-	1,168	(3)	1,872
Allowance for customer deductions	520	-0-	(312	) (4)	208
Allowance for co-op advertising	520	-0-	(105	) (5)	415

Totals	$2,475	306	683		$3,464

Year Ended February 1, 2003

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,076	164	(509	) (1)	$731
Allowance for sales returns	1,370	-0-	(666	) (3)	704
Allowance for customer deductions	274	-0-	246	(4)	520
Allowance for co-op advertising	290	-0-	230	(5)	520

Totals	$3,010	164	(699)		$2,475

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $12,000 in 2005, $2,000 in 2004 and $(4,000) in 2003 to the addition above, the total bad debt expense amounted to $4,000 in 2005, $308,000 in 2004 and $160,000 in 2003.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.