Form 10-Q
period 2005-04-30
GENESCO INC
filed 2005-06-09
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarter Ended
April 30, 2005

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
Yes ☑ No ☐

Common Shares Outstanding May 27, 2005 – 22,664,881

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	April 30,	January 29,	May 1,
	2005	2005	2004

			(as restated,
Assets			see Note 2)

Current Assets
Cash and cash equivalents	$62,377	$60,068	$11,536
Accounts receivable, net of allowances of $2,403 at April 30, 2005, $2,166 at January 29, 2005 and $4,017 at May 1, 2004	17,514	17,906	13,465
Inventories	217,086	207,197	215,190
Deferred income taxes	3,090	2,699	6,516
Prepaids and other current assets	17,795	18,049	14,099

Total current assets	317,862	305,919	260,806

Property and equipment:
Land	4,972	4,972	4,972
Buildings and building equipment	14,663	14,565	14,384
Computer hardware, software and equipment	56,059	54,445	49,854
Furniture and fixtures	59,787	58,679	53,478
Construction in progress	9,371	6,085	5,817
Improvements to leased property	161,955	158,692	144,307

Property and equipment, at cost	306,807	297,438	272,812
Accumulated depreciation	(135,564)	(128,768)	(109,900)

Property and equipment, net	171,243	168,670	162,912

Deferred income taxes	443	329	1,143
Goodwill	97,223	97,223	98,469
Trademarks	47,629	47,633	47,324
Other intangibles, net of accumulated amortization of $2,557 at April 30, 2005, $1,954 at January 29, 2005 and $193 at May 1, 2004	6,028	6,632	8,393
Other noncurrent assets	9,601	9,165	9,866

Total Assets	$650,029	$635,571	$588,913

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	April 30,	January 29,	May 1,
	2005	2005	2004

			(as restated,
Liabilities and Shareholders’ Equity			see Note 2)

Current Liabilities
Accounts payable	$81,828	$65,599	$67,207
Accrued employee compensation	11,886	21,836	11,892
Accrued other taxes	6,442	10,162	5,868
Accrued income taxes	4,002	5,312	4,930
Other accrued liabilities	26,735	22,640	18,044
Current portion – long-term debt	-0-	-0-	10,000
Provision for discontinued operations	3,929	4,125	1,673

Total current liabilities	134,822	129,674	119,614

Long-term debt	161,250	161,250	180,250
Pension liability	22,384	28,328	27,021
Deferred rent and other long-term liabilities	44,757	42,576	42,048
Provision for discontinued operations	1,649	1,678	1,265

Total liabilities	364,862	363,506	370,198

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,472	7,474	7,516
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
April 30, 2005 – 23,149,085/22,660,621
January 29, 2005 – 22,925,857/22,437,393
May 1, 2004 – 22,293,351/21,804,887	23,149	22,926	22,293
Additional paid-in capital	113,485	109,005	97,803
Retained earnings	185,237	176,819	134,595
Accumulated other comprehensive loss	(26,319)	(26,302)	(25,635)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	285,167	272,065	218,715

Total Liabilities and Shareholders’ Equity	$650,029	$635,571	$588,913

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended
	April 30,	May 1,
	2005	2004

		(as restated,
		see Note 2)

Net sales	$286,085	$225,526
Cost of sales	139,532	114,848
Selling and administrative expenses	127,256	99,338
Restructuring and other, net	2,867	68

Earnings from operations	16,430	11,272

Interest expense, net:
Interest expense	3,056	2,035
Interest income	(352)	(153)

Total interest expense, net	2,704	1,882

Earnings before income taxes from continuing operations	13,726	9,390
Income taxes	5,300	3,584

Earnings from continuing operations	8,426	5,806
Excess provision for discontinued operations, net	65	-0-

Net Earnings	$8,491	$5,806

Basic earnings per common share:
Continuing operations	$0.37	$0.26
Discontinued operations	$0.00	$0.00
Net earnings	$0.37	$0.26

Diluted earnings per common share:
Continuing operations	$0.33	$0.24
Discontinued operations	$0.01	$0.00
Net earnings	$0.34	$0.24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
In Thousands

	Three Months Ended
	April 30,	May 1,
	2005	2004

		(as restated,
		see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,491	$5,806
Tax benefit of stock options exercised	1,046	273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,448	6,752
Provision for legal settlement	2,571	-0-
Deferred income taxes	(575)	437
Provision for losses on accounts receivable	(5)	80
Impairment of long-lived assets	164	-0-
Excess provision for discontinued operations	(106)	-0-
Other	634	465
Effect on cash of changes in working capital and other assets and liabilities, net of Hat World acquisition:
Accounts receivable	397	(536)
Inventories	(9,889)	(14,068)
Prepaids and other current assets	254	1,130
Accounts payable	13,585	(1,263)
Other accrued liabilities	(12,261)	658
Other assets and liabilities	(3,169)	1,665

Net cash provided by operating activities	9,585	1,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,305)	(7,408)
Hat World acquisition, net of cash acquired	-0-	(167,522)

Net cash used in investing activities	(12,305)	(174,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(113)	(53)
Change in overdraft balances	2,644	2,123
Revolver borrowings, net	-0-	4,000
Dividends paid	(73)	(73)
Long-term borrowings	-0-	100,000
Options exercised	2,571	881
Deferred financing costs	-0-	(3,360)

Net cash provided by financing activities	5,029	103,518

Net Cash Flows	2,309	(70,013)
Cash and cash equivalents at beginning of period	60,068	81,549

Cash and cash equivalents at end of period	$62,377	$11,536

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,654	$717
Income taxes	6,137	8,232

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2004	$7,580	$22,212	$96,612	$128,862	$(25,164)	$(17,857)		$212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	$48,249	48,249
Dividends paid	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of stock options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares – Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	7,474	22,926	109,005	176,819	(26,302)	(17,857)		272,065

Net earnings	-0-	-0-	-0-	8,491	-0-	-0-	8,491	8,491
Dividends paid	-0-	-0-	-0-	(73)	-0-	-0-	-0-	(73)
Exercise of stock options	-0-	220	3,351	-0-	-0-	-0-	-0-	3,571
Tax benefit of stock options exercised	-0-	-0-	1,046	-0-	-0-	-0-	-0-	1,046
Loss on foreign currency forward contracts (net of tax benefit of $46,000)	-0-	-0-	-0-	-0-	(78)	-0-	(78)	(78)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	178	-0-	178	178
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(117)	-0-	(117)	(117)
Other	(2)	3	83	-0-	-0-	-0-	-0-	84

Comprehensive income*							$8,474

Balance April 30, 2005	$7,472	$23,149	$113,485	$185,237	$(26,319)	$(17,857)		$285,167

*Comprehensive income was $5.3 million for the first quarter ended May 1, 2004.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements

The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2006 (“Fiscal 2006”) and of the fiscal year ended January 29, 2005 (“Fiscal 2005”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.

Nature of Operations

The Company’s businesses include the design or sourcing, marketing and distribution of footwear principally under the Johnston & Murphy and Dockers brands and the operation at April 30, 2005 of 1,639 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.

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

Pension Plan Accounting

The Company accounts for the defined benefit pension plans using Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at April 30, 2005 and January 29, 2005 are cash equivalents of $49.5 million and $51.3 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 – 48 hours and are accordingly classified as cash and cash equivalents.

At April 30, 2005 and January 29, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $20.3 million and $17.6 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 13% of the Company’s trade receivables balance as of April 30, 2005 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of April 30, 2005.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information as well as company-specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.

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

Identifiable intangible assets of the Company with indefinite lives are primarily goodwill and indefinite-lived trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004. Identifiable intangible assets with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Postretirement Benefits

Substantially all full-time employees, except employees in the Hat World segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.3 million and $1.2 million for the first quarter of Fiscal 2006 and 2005, respectively.

Buying, Merchandising and Occupancy Costs

The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Shipping and Handling Costs

Shipping and handling costs related to inventory purchased from suppliers is included in the cost of inventory and is charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Preopening Costs

Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Statements of Earnings.

Store Closings and Exit Costs

From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Statement of Earnings, if material individually or cumulatively.

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

Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $7.8 million and $5.8 million for the first quarter of Fiscal 2006 and 2005, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets included prepaid assets for direct response advertising costs of $0.4 million and $0.9 million at April 30, 2005 and May 1, 2004.

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

Cooperative Advertising

Cooperative advertising funds are made available to all of the Company’s retail customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that retail customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Cooperative advertising costs recognized in selling and administrative expenses were $0.5 million and $0.6 million for the first quarter of Fiscal 2006 and 2005, respectively. During the first quarter of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.1 million and $0.6 million for the first quarter of Fiscal 2006 and 2005, respectively. During the first quarter of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.

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

Income Taxes

Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards are limited, in the case of deferred tax assets, to the amount the Company believes is more likely than not to be realized in the foreseeable future.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 30, 2005 consists of $27.0 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.3 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of less than $0.1 million.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Stock Incentive Plans

As of April 30, 2005, the Company had two fixed stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In April 2005, the Company issued 36,764 shares of restricted stock to the chairman, president and chief executive officer of the Company. With this issuance, the Company’s only remaining restricted stock is for directors. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans. The compensation cost that has been charged against income for its restricted stock incentive plans was $0.1 million, net of tax, for each of the first quarters of Fiscal 2006 and 2005. There was no additional stock incentive plan compensation reflected in net earnings, as all options granted under the fixed stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	April 30,	May 1,
(In thousands, except per share amounts)	2005	2004
Net earnings, as reported	$8,491	$5,806

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	104	118

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(745)	(618)

Pro forma net earnings	$7,850	$5,306

Earnings per share:

Basic - as reported	$0.37	$0.26

Basic - pro forma	$0.35	$0.24

Diluted - as reported	$0.34	$0.24

Diluted - pro forma	$0.31	$0.22

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Principles

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS No. 123 (R) is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (Fiscal 2007 for the Company).

SFAS No. 123 (R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures all prior periods presented.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million and $0.3 million for the first quarter of Fiscal 2006 and 2005, respectively.

In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the first quarter of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the first quarter of Fiscal 2005 were previously restated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements

On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal 2005. Accordingly, the prior year financial results for the fiscal quarter ended May 1, 2004 reflect the impact of the restatement.

The issue requiring restatement related to the Company’s lease-related accounting methods. The Company determined that its methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with generally accepted accounting principles. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004 and February 1, 2003, and the first three quarters of Fiscal 2005.

Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of May 1, 2004, as well as on the Company’s Consolidated Statements of Earnings and Cash Flows for the three months ended May 1, 2004 (in thousands, except per share amounts):

Consolidated Statement of Earnings

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended May 1, 2004:
Selling and administrative expenses	$99,230	$108	$99,338
Restructuring and other, net	146	(78)	68
Earnings from operations	11,302	(30)	11,272
Earnings before income taxes from continuing operations	9,420	(30)	9,390
Income taxes	3,596	(12)	3,584
Net Earnings	$5,824	$(18)	$5,806

Net earnings per common share — basic	$0.26	$(0.00)	$0.26
Net earnings per common share — diluted*	$0.26	$(0.02)	$0.24

*Diluted net earnings per share decreased $0.02 per share due to the restatement for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (see Note 8). The lease restatement had no effect on diluted net earnings per share for the quarter ended May 1, 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued

Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

May 1, 2004:
Deferred income taxes – current	$10,468	$(3,952)	$6,516
Property and equipment, net	146,319	16,593	162,912
Deferred income taxes – non-current	-0-	1,143	1,143
Total assets	575,129	13,784	588,913
Total current liabilities*	130,134	(10,520)	119,614
Deferred income tax liability	4,953	(4,953)	-0-
Deferred rent and other long-term liabilities	9,420	32,628	42,048
Retained earnings	137,966	(3,371)	134,595
Total shareholders’ equity	222,086	(3,371)	218,715
Total liabilities and shareholders’ equity	$575,129	$13,784	$588,913

*Deferred rent reclassified to other long-term liabilities.

Consolidated Statement of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended May 1, 2004:
Net cash provided by operating activities	$894	505	$1,399
Net cash used in investing activities	(174,425)	(505)	(174,930)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Acquisitions

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of 100% of the outstanding common shares of Hat World Corporation (“Hat World”) for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. The results of Hat World’s operations have been included in the consolidated financial statements since that date. Headquartered in Indianapolis, Indiana, Hat World is a leading specialty retailer of licensed and branded headwear. The Company believes the acquisition has enhanced its strategic development and prospects for growth.

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

	Three Months Ended
		Pro forma
In thousands, except per share data	April 30, 2005	May 1, 2004

Net sales	$286,085	$258,487
Net earnings	8,491	4,356
Net earnings per share:
Basic	$0.37	$0.20
Diluted	$0.34	$0.19

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 19 Cap Connection and Head Quarters stores at April 30, 2005 in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment, of which approximately $0.1 million is being held until certain conditions are met. Cap Connection is a leading Canadian specialty retailer of headwear.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for an anticipated settlement of a previously disclosed class action lawsuit (see Note 9), $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

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

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Statements of Earnings.

Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total

Balance January 31, 2004 (included in other accrued liabilities)	$54	$453	$507
Charges and adjustments, net	(54)	(453)	(507)

Balance January 29, 2005	$-0-	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 31, 2004	$3,021	$2	$3,023
Additional provisions Fiscal 2005	911	-0-	911
Charges and adjustments, net	1,868	1	1,869

Balance January 29, 2005	5,800	3	5,803
Charges and adjustments, net	(225)	-0-	(225)

Balance April 30, 2005*	5,575	3	5,578
Current provision for discontinued operations	3,926	3	3,929

Total Noncurrent Provision for Discontinued Operations	$1,649	$-0-	$1,649

*Includes $5.3 million environmental provision including $3.7 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Inventories

	April 30,	January 29,
In thousands	2005	2005

Raw materials	$206	$212
Wholesale finished goods	20,560	28,476
Retail merchandise	196,320	178,509

Total Inventories	$217,086	$207,197

Note 6
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At April 30, 2005 and January 29, 2005, the Company had approximately $15.6 million and $12.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately three months. The loss based on spot rates under these contracts at April 30, 2005 was $0.3 million and the gain based on spot rates at January 29, 2005 was $0.1 million. For the three months ended April 30, 2005, the Company recorded an unrealized loss on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Derivative Instruments and Hedging Activities, Continued

The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter of Fiscal 2005, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (3.10% at April 1, 2005, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

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

At April 30, 2005, the net gain of these interest rate swap agreements was $0.3 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2005	2004	2005	2004

Service Cost	$66	$542	$37	$44
Interest cost	1,670	1,732	44	24
Expected return on plan assets	(1,941)	(1,897)	-0-	-0-
Amortization:
Prior service cost	-0-	(35)	-0-	-0-
Losses	1,242	1,048	14	20

Net amortization	1,242	1,013	14	20

Net Periodic Benefit Cost	$1,037	$1,390	$95	$88

While there was no cash requirement projected for the Plan in 2005, the Company made a $7.0 million contribution to the Plan in March 2005.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	April 30, 2005			May 1, 2004
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$8,426			$5,806

Less: Preferred stock dividends	(73)			(73)

Basic EPS
Income available to common shareholders	8,353	22,525	$.37	5,733	21,763	$.26

Effect of Dilutive Securities
Options		411			400
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	617	3,899		611	3,899
Employees’ preferred stock(3)		63			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$8,970	26,898	$.33	$6,344	26,126	$.24

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,395, 37,263 and 24,946, respectively.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and prior periods should be restated. The first quarter of Fiscal 2005 has been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 - 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. There were 398,300 shares remaining to be repurchased under these authorizations. The board subsequently reduced the repurchase authorization to 100,000 shares in Fiscal 2005 in view of the Hat World acquisition. The Company has not repurchased any shares since Fiscal 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Legal Proceedings

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the interim remedial measure will be in the range of $6.1 million to $6.3 million, net of insurance recoveries, $2.8 million of which the Company has already paid.

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

Related to all outstanding environmental contingencies, the Company had accrued $5.5 million as of January 29, 2005 and $2.7 million as of January 31, 2004. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.

Insurance Matter

In May 2003, the Company filed a declaratory judgment action in the U.S. District Court for the Middle District of Tennessee against former general liability insurance carriers that underwrote policies covering the Company during periods relevant to the New York State knitting mill matter described above and the matters described above under the caption “Whitehall Environmental Matters.” The action sought a determination that the carriers’ defense and indemnity obligations under the policies extend to the sites. During the third quarter of Fiscal 2005, the Company and the carriers reached definitive settlement agreements and the Company received cash payments from the carriers totaling approximately $3.0 million in exchange for releases from liability with respect to the two sites. Net of the insurance proceeds, additional pretax provisions totaling approximately $1.0 million for future remediation expenses associated with the New York State knitting mill matter described above and the Whitehall matter described above, are reflected in the loss from discontinued operations for Fiscal 2005.

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

California Employment Matter

On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the accompanying Consolidated Statements of Earnings for the first quarter of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. The Company is assessing the effect of the new action on the proposed settlement of the Schreiner action.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information

The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear and Perry Ellis Footwear. The Company plans to introduce Perry Ellis footwear beginning with the Holiday 2005 season. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys, Underground Station Group and Hat World sell primarily branded products from other companies while Johnston & Murphy, Dockers and Perry Ellis sell primarily the Company’s owned and licensed brands.

Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other, including a $2.6 million charge for a litigation settlement in the first quarter of Fiscal 2006.

Three Months Ended		Underground
April 30, 2005		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$128,844	$39,836	$62,147	$41,508	$13,898	$58	$286,291
Intercompany sales	-0-	-0-	-0-	-0-	(206)	-0-	(206)

Net sales to external customers	$128,844	$39,836	$62,147	$41,508	$13,692	$58	$286,085

Segment operating income (loss)	$13,768	$2,616	$5,482	$2,530	$746	$(5,845)	$19,297
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,867)	(2,867)

Earnings (loss) from operations	13,768	2,616	5,482	2,530	746	(8,712)	16,430
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,056)	(3,056)
Interest income	-0-	-0-	-0-	-0-	-0-	352	352

Earnings (loss) before income taxes from continuing operations	$13,768	$2,616	$5,482	$2,530	$746	$(11,416)	$13,726

Total assets	$161,389	$55,207	$228,784	$59,916	$15,613	$129,120	$650,029
Depreciation	3,279	952	2,155	712	10	1,340	8,448
Capital expenditures	5,151	1,667	4,467	736	69	215	12,305

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Business Segment Information, Continued

Three Months Ended		Underground
May 1, 2004		Station	Hat World/	Johnston	Licensed	Corporate
In thousands	Journeys	Group	Lids	& Murphy	Brands	& Other	Consolidated

Sales	$114,241	$35,129	$18,085	$40,541	$17,802	$50	$225,848
Intercompany sales	-0-	-0-	-0-	-0-	(322)	-0-	(322)

Net sales to external customers	$114,241	$35,129	$18,085	$40,541	$17,480	$50	$225,526

Segment operating income (loss)	$9,163	$1,625	$1,551	$2,385	$1,744	$(5,128)	$11,340
Restructuring charge	-0-	-0-	-0-	-0-	-0-	(68)	(68)

Earnings (loss) from operations	9,163	1,625	1,551	2,385	1,744	(5,196)	11,272
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,035)	(2,035)
Interest income	-0-	-0-	-0-	-0-	-0-	153	153

Earnings (loss) before income taxes	$9,163	$1,625	$1,551	$2,385	$1,744	$(7,078)	$9,390

Total assets	$162,776	$52,475	$216,405	$60,572	$18,113	$78,572	$588,913
Depreciation	3,061	891	580	694	31	1,495	6,752
Capital expenditures	2,830	1,340	1,328	868	8	1,034	7,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:

•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of the holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.

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

Overview

The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,620 retail footwear and headwear stores throughout the United States and Puerto Rico and 19 headwear stores in Canada as of April 30, 2005. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 1,050 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta – based Cap Connection Ltd., a leading Canadian specialty retailer of headwear, operating 19 stores at April 30, 2005. See “Significant Developments.”

The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company plans to introduce Perry Ellis Footwear beginning with the Holiday 2005 season.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 – 22 year old men and women. The stores average approximately 1,700 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages four to eleven. These stores average approximately 1,400 square feet.

The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,600 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first quarter of Fiscal 2006, two Jarman stores were closed and one Jarman store was converted to an Underground Station store. During Fiscal 2005, 20 Jarman stores were closed and twelve Jarman stores were converted to Underground Station stores.

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

The Company’s net sales increased 26.9% during the first quarter of Fiscal 2006 compared to the first quarter of Fiscal 2005. The increase was driven primarily by the addition of new stores (including 549 Hat World stores acquired on April 1, 2004 or opened since April 1, 2004 and 19 Cap Connection stores acquired on July 1, 2004 or opened since July 1, 2004), a 7% increase in comparable store sales for all footwear concepts and a 9% increase in Johnston & Murphy wholesale sales. The same store sales increase was primarily due to growth in unit comparable sales in the Journeys and Underground Station businesses and increases in average selling prices in the Underground Station business. Gross margin increased as a percentage of sales during the first quarter of Fiscal 2006 primarily due to the acquisition of Hat World and improvements in Johnston & Murphy wholesale due to improvements in sourcing and healthier product mix.

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

Significant Developments

Restatement of Financial Statements

On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal 2005. Accordingly, the prior year financial results for the fiscal quarter ended May 1, 2004 reflect the impact of the restatement.

The issue requiring restatement related to the Company’s lease-related accounting methods. The Company determined that its methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with generally accepted accounting principles. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004 and February 1, 2003, and the first three quarters of Fiscal 2005.

See Note 2 to the Consolidated Financial Statements for a summary of the effects of this restatement on the Company’s Consolidated Balance Sheet as of May 1, 2004, as well as the Company’s Consolidated Statements of Earnings and Cash Flows for the three months ended May 1, 2004.

Cap Connection Acquisition

On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million, subject to adjustment. At April 30, 2005, the Company operated 19 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada.

Hat World Acquisition

On April 1, 2004, the Company completed the acquisition of Hat World Corporation for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear operating under the Hat World, Lids and Hat Zone names. The Company believes the acquisition has enhanced its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.

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

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for an anticipated settlement of a previously disclosed class action lawsuit (see Note 9), $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores. These lease terminations were part of a plan announced by the Company in the fourth quarter of Fiscal 2004 to close 48 stores in Fiscal 2005.

The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores.

Results of Operations – First Quarter Fiscal 2006 Compared to Fiscal 2005

The Company’s net sales in the first quarter ended April 30, 2005 increased 26.9% to $286.1 million from $225.5 million in the first quarter ended May 1, 2004. The sales increase included Hat World sales of $62.1 million in the first quarter this year compared to $18.1 million in the first quarter last year. Hat World was acquired April 1, 2004 and last year’s first quarter only included one month of sales. Gross margin increased 32.4% to $146.6 million in the first quarter this year from $110.7 million in the same period last year and increased as a percentage of net sales from 49.1% to 51.2%. Selling and administrative expenses in the first quarter this year increased 28.1% from the first quarter last year and increased as a percentage of net sales from 44.0% to 44.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings before income taxes from continuing operations (“pretax earnings”) for the first quarter ended April 30, 2005 were $13.7 million compared to $9.4 million for the first quarter ended May 1, 2004. Pretax earnings for the first quarter ended April 30, 2005 included restructuring and other charges of $2.9 million, primarily for an anticipated settlement of a previously announced class action lawsuit (see Note 9), retail store asset impairments and lease terminations of two Jarman stores. These lease terminations were part of the 48 stores the Company announced in the fourth quarter of Fiscal 2004 that it planned to close in Fiscal 2005. Pretax earnings for the first quarter ended May 1, 2004 included restructuring and other charges of $0.1 million, primarily for lease terminations of six Jarman stores.

Net earnings for the first quarter ended April 30, 2005 were $8.5 million ($0.34 diluted earnings per share) compared to $5.8 million ($0.24 diluted earnings per share) for the first quarter ended May 1, 2004. The Company recorded an effective income tax rate of 38.6% in the first quarter this year compared to 38.2% in the same period last year.

Journeys

	Three Months Ended
	April 30,	May 1,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$128,844	$114,241	12.8%
Operating income	$13,768	$9,163	50.3%
Operating margin	10.7%	8.0%

Net sales from Journeys increased 12.8% for the first quarter ended April 30, 2005 compared to the same period last year. The increase reflects primarily a 7% increase in comparable store sales and a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 12% for the first quarter ended April 30, 2005. The average price per pair of shoes decreased 3% in the first quarter of Fiscal 2006, reflecting changes in product mix, while unit sales increased 17% during the same period. The strong comparable sales performance was primarily driven by continued growth in comparable unit sales. Journeys operated 701 stores at the end of the first quarter of Fiscal 2006, including 41 Journeys Kidz stores, compared to 677 stores at the end of the first quarter last year, including 41 Journeys Kidz stores.

Journeys operating income for the first quarter ended April 30, 2005 was up 50.3% to $13.8 million compared to $9.2 million for the first quarter ended May 1, 2004. The increase was due to increased net sales, reflecting increased comparable store sales, to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix, and to decreased expenses as a percentage of net sales.

Underground Station Group

	Three Months Ended
	April 30,	May 1,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$39,836	$35,129	13.4%
Operating income	$2,616	$1,625	61.0%
Operating margin	6.6%	4.6%

Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 13.4% for the first quarter ended April 30, 2005 compared to the same period past year. Comparable store sales were up 9% for the Underground Station Group, 11% for Underground Station stores and 4% for Jarman retail stores. Footwear unit comparable sales were up 6% in the Underground Station stores. The strong comparable sales performance was primarily driven by continued increases in average selling prices and continued growth in unit comparable sales. The average price per pair of shoes increased 5% in the first quarter of Fiscal 2006, primarily reflecting changes in product mix, and unit sales increased 7% during the same period. Underground Station Group operated 227 stores at the end of the first quarter of Fiscal 2006, including 166 Underground Station stores. The Underground Station Group operated 231 stores at the end of the first quarter last year, including 142 Underground Station stores.

Underground Station Group operating income for the first quarter ended April 30, 2005 increased 61.0% to $2.6 million compared to $1.6 million in the first quarter ended May 1, 2004. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting changes in product mix, and to decreased expenses as a percentage of net sales.

Hat World

	Three Months Ended*
	April 30,	May 1,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$62,147	$18,085	NA
Operating income	$5,482	$1,551	NA
Operating margin	8.8%	8.6%

*The Company acquired Hat World on April 1, 2004. Results for the first quarter ended May 1, 2004 are for the period April 1, 2004 – May 1, 2004.

Hat World comparable store sales increased 7% for the first quarter ended April 30, 2005. Hat World’s comparable store sales increase was primarily driven by an increased number of units and higher selling prices. Hat World operated 568 stores at the end of the first quarter of Fiscal 2006, including 19 stores in Canada. The Company acquired 486 Hat World stores on April 1, 2004 and had 492 at the end of the first quarter of Fiscal 2005.

Johnston & Murphy

	Three Months Ended
	April 30,	May 1,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$41,508	$40,541	2.4%
Operating income	$2,530	$2,385	6.1%
Operating margin	6.1%	5.9%

Johnston & Murphy net sales increased 2.4% to $41.5 million for the first quarter ended April 30, 2005 from $40.5 million for the first quarter ended May 1, 2004, reflecting primarily a 3% increase in comparable store sales for Johnston & Murphy retail operations and a 9% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 3% in the first quarter of Fiscal 2006 and the average price per pair of shoes increased 5% for the same period. Retail operations accounted for 73.2% of Johnston & Murphy segment sales in the first quarter this year, down from 74.7% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 1% (2% in the Johnston and Murphy Shops) in the first quarter this year, while unit sales were flat during the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2006 included 143 Johnston & Murphy stores and factory stores compared to 147 Johnston & Murphy stores and factory stores at the end of the first quarter of Fiscal 2005.

Johnston & Murphy operating income for the first quarter ended April 30, 2005 increased 6.1% compared to the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting improvements in sourcing and a healthier product mix resulting in less promotional selling. As a result of increased advertising costs in the first quarter of Fiscal 2006 associated with new marketing efforts intended to update Johnston & Murphy’s image in the marketplace, expenses increased as a percentage of net sales.

Licensed Brands

	Three Months Ended
	April 30,	May 1,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$13,692	$17,480	(21.7)%
Operating income	$746	$1,744	(57.2)%
Operating margin	5.4%	10.0%

Licensed Brands’ net sales decreased 21.7% to $13.7 million for the first quarter ended April 30, 2005, from $17.5 million for the first quarter ended May 1, 2004. The sales decrease reflected some product quality issues, a change in merchandising strategy of a key customer and retailers pursuing private label initiatives. The Company expects continued pressure on sales of Dockers Footwear due to the impact of the change in merchandising strategy of a key customer and a general move among many of its retail accounts toward private label product. Unit sales for Dockers Footwear decreased 22% for the first quarter this year while the average price per pair of shoes was flat compared to the first quarter last year.

Licensed Brands’ operating income for the first quarter ended April 30, 2005 decreased 57.2% from $1.7 million for the first quarter ended May 1, 2004 to $0.7 million, primarily due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting increased closeout sales, and to increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expenses for the first quarter ended April 30, 2005 were $8.7 million compared to $5.2 million for the first quarter ended May 1, 2004. This year’s first quarter included $2.9 million in restructuring and other charges, primarily for the anticipated settlement of a previously announced class action lawsuit, retail store asset impairments and lease terminations of two Jarman stores. Last year’s first quarter included $0.1 million in restructuring and other charges, primarily for lease terminations of six Jarman stores. Excluding the listed items in both periods, the increase in corporate expenses in the first quarter this year is attributable primarily to higher bonus accruals and increased professional fees, including increased audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.

Interest expense increased 50.2% from $2.0 million in the first quarter ended May 1, 2004 to $3.1 million for the first quarter ended April 30, 2005, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World and was included in only one month of last year’s first quarter versus three months in this year’s first quarter, and to the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World. There were no borrowings under the Company’s revolving credit facility during the three months ended April 30, 2005 and an average of less than $0.1 million of borrowings during the three months ended May 1, 2004.

Interest income increased 130.1% from $0.2 million for the first quarter ended May 1, 2004 to $0.4 million for the first quarter ended April 30, 2005 due to the increase in interest rates.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	April 30,	May 1,
	2005	2004
	(dollars in millions)
Cash and cash equivalents	$62.4	$11.5
Working capital	$183.0	$141.2
Long-term debt (includes current maturities)	$161.3	$190.3

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $9.6 million in the first three months of Fiscal 2006 compared to $1.4 million in the first three months of Fiscal 2005. The $8.2 million increase in cash flow from operating activities from last year reflects primarily an increase in cash flow from changes in inventory and accounts payable of $4.2 million and $14.8 million, respectively, and an increase in cash flow from a $2.7 million increase in net earnings offset by a decrease in cash flow by a $12.9 million change in other accrued liabilities. The $4.2 million increase in cash flow from inventory was due to slower growth in our retail inventory as the Company tried to align its inventories more closely with sales growth. The $14.8 million increase in cash flow from accounts payable was due to changes in buying patterns. The $12.9 million decrease in cash flow from other accrued liabilities was due to increased bonus payments.

The $9.9 million increase in inventories at April 30, 2005 from January 29, 2005 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of twenty-one stores in the first quarter this year, offset by decreases in wholesale inventories.

Accounts receivable at April 30, 2005 decreased $0.4 million compared to January 29, 2005.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	April 30,	May 1,
	2005	2004
	(in thousands)
Accounts payable	$13,585	$(1,263)
Accrued liabilities	(12,261)	658

	$1,324	$(605)

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to increased bonus payments in the first quarter of Fiscal 2006.

There were no revolving credit borrowings during the first three months ended April 30, 2005, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first quarter of Fiscal 2006. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.

The Company’s contractual obligations over the next five years have increased slightly from January 29, 2005. Operating lease obligations increased to $618 million from $606 million due to new store openings. Purchase obligations increased to $257 million from $208 million due to seasonal increases in purchases of retail inventory.

Capital Expenditures

Total capital expenditures in Fiscal 2006 are expected to be approximately $51.1 million. These include expected retail capital expenditures of $47.5 million to open approximately 65 Journeys stores, ten Journeys Kidz stores, six Johnston & Murphy stores and factory stores, 25 Underground Station stores and 93 Hat World stores and to complete 73 major store renovations, including five conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2006 for other purposes are expected to be approximately $3.6 million, including approximately $2.0 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company used proceeds from the $100.0 million term loan and cash on hand to purchase Hat World Corporation. The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2006. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $3.9 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board reduced the repurchase authorization to 100,000 shares in Fiscal 2005 as a result of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company did not repurchase any shares during the first quarter of Fiscal 2006.

There were $7.9 million of letters of credit outstanding at April 30, 2005, leaving availability under the revolving credit facility of $67.1 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at April 30, 2005.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $292,000.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.9 million reflected in Fiscal 2005 and $1.8 million reflected in Fiscal 2004. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $75.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $75.0 million balance remaining on the term loan. The aggregate notional amount of the swaps is $65.0 million. At April 30, 2005, the net gain on these interest rate swaps was $0.3 million. As of April 30, 2005, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $75.0 million term loan by approximately $0.1 million on an annual basis.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at April 30, 2005. As a result, the Company considers the interest rate market risk implicit in these investments at April 30, 2005 to be low.

Foreign Currency Exchange Rate Risk – Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At April 30, 2005, the Company had $15.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at April 30, 2005 was $0.3 million based on current spot rates. As of April 30, 2005, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.7 million.

Accounts Receivable – The Company’s accounts receivable balance at April 30, 2005 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 13% of the Company’s trade accounts receivable balance as of April 30, 2005. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at April 30, 2005, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006.

New Accounting Principles

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

SFAS No. 123 (R) is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (Fiscal 2007 for the Company).

SFAS No. 123 (R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures all prior periods presented.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million and $0.3 million for the first quarter of Fiscal 2006 and 2005, respectively.

In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the first quarter of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the first quarter of Fiscal 2005 were previously restated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In performing this evaluation, the Company’s management considered the Company’s lease accounting practices discussed in Note 2 of the Annual Report on Form 10-K and the Company’s decision to restate certain of its previously issued financial statements to reflect the correction in its lease accounting. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2005. During the quarter ended April 30, 2005, the Company remediated this deficiency in its internal controls and procedures by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting to ensure that accounting principles generally accepted in the United States are appropriately selected and applied. After these remedial measures and a re-evaluation of the effectiveness and design of its disclosure controls and procedures, the Company’s management, including its chief executive officer and its chief financial officer, have concluded that as of April 30, 2005, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting as of January 29, 2005. To remediate the material weakness in internal control over financial reporting, the Company implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2006. Management believes no additional remediation is necessary to cure the material weakness.

During the quarter ended April 30, 2005, the Company also made changes to enhance the effectiveness of internal controls surrounding information systems security and program changes, vendor credits, marketable securities, and the financial statement closing process.

Except as set forth above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

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
June 9, 2005