Form 10-Q
period 2005-07-30
GENESCO INC
filed 2005-09-08
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended July 30, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Common Shares Outstanding August 27, 2005 – 22,746,844

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	July 30,	January 29,	July 31,
	2005	2005	2004
			(as restated,
			see Note 2)

Assets
Current Assets
Cash and cash equivalents	$38,848	$60,068	$15,286
Accounts receivable, net of allowances of $1,677 at July 30, 2005, $2,166 at January 29, 2005 and $3,519 at July 31, 2004	17,762	17,906	17,449
Inventories	270,688	207,197	263,377
Deferred income taxes	3,898	2,699	6,859
Prepaids and other current assets	19,849	18,049	13,401

Total current assets	351,045	305,919	316,372

Property and equipment:
Land	4,972	4,972	4,971
Buildings and building equipment	14,663	14,565	14,175
Computer hardware, software and equipment	57,840	54,445	51,271
Furniture and fixtures	61,982	58,679	55,933
Construction in progress	8,015	6,085	5,703
Improvements to leased property	169,207	158,692	151,062

Property and equipment, at cost	316,679	297,438	283,115
Accumulated depreciation	(143,363)	(128,768)	(118,118)

Property and equipment, net	173,316	168,670	164,997

Deferred income taxes	617	329	1,606
Goodwill	96,561	97,223	97,556
Trademarks	47,634	47,633	47,543
Other intangibles, net of accumulated amortization of $3,150 at July 30, 2005, $1,954 at January 29, 2005 and $772 at July 31, 2004	5,436	6,632	7,814
Other noncurrent assets	9,340	9,165	9,650

Total Assets	$683,949	$635,571	$645,538

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	July 30,	January 29,	July 31,
	2005	2005	2004
			(as restated,
			see Note 2)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$114,837	$65,599	$104,468
Accrued employee compensation	15,337	21,836	12,570
Accrued other taxes	8,571	10,162	7,314
Accrued income taxes	-0-	5,312	325
Other accrued liabilities	26,338	22,640	19,659
Current portion — long-term debt	-0-	-0-	13,000
Provision for discontinued operations	3,677	4,125	1,234

Total current liabilities	168,760	129,674	158,570

Long-term debt	151,250	161,250	189,250
Pension liability	23,406	28,328	27,799
Deferred rent and other long-term liabilities	45,571	42,576	42,321
Provision for discontinued operations	1,631	1,678	1,234

Total liabilities	390,618	363,506	419,174

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	7,229	7,474	7,502
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: July 30, 2005 - 23,231,418/22,742,954 January 29, 2005 - 22,925,857/22,437,393 July 31, 2004 - 22,461,925/21,973,461	23,231	22,926	22,462
Additional paid-in capital	115,583	109,005	100,615
Retained earnings	191,934	176,819	139,326
Accumulated other comprehensive loss	(26,789)	(26,302)	(25,684)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	293,331	272,065	226,364

Total Liabilities and Shareholders’ Equity	$683,949	$635,571	$645,538

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 2)		see Note 2)

Net sales	$275,168	$245,939	$561,253	$471,465
Cost of sales	136,210	124,050	275,742	238,898
Selling and administrative expenses	124,948	112,011	252,204	211,349
Restructuring and other, net	177	(160)	3,044	(92)

Earnings from operations	13,833	10,038	30,263	21,310

Interest expense, net
Interest expense	2,821	2,899	5,877	4,934
Interest income	(253)	(3)	(605)	(156)

Total interest expense, net	2,568	2,896	5,272	4,778

Earnings before income taxes from continuing operations	11,265	7,142	24,991	16,532
Income taxes	4,499	2,317	9,799	5,901

Earnings from continuing operations	6,766	4,825	15,192	10,631
Provision for discontinued operations, net	-0-	(21)	65	(21)

Net Earnings	$6,766	$4,804	$15,257	$10,610

Basic earnings per common share:
Continuing operations	$.29	$.22	$.67	$.48
Discontinued operations	$.00	$.00	$.00	$.00
Net earnings	$.29	$.22	$.67	$.48
Diluted earnings per common share:
Continuing operations	$.27	$.20	$.60	$.45
Discontinued operations	$.00	$.00	$.01	$.00
Net earnings	$.27	$.20	$.61	$.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 2)		see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,766	$4,804	$15,257	$10,610
Tax benefit of stock options exercised	454	822	1,500	1,095
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	8,439	8,034	16,887	14,786
Provision for legal settlement	-0-	-0-	2,571	-0-
Deferred income taxes	53	(758)	(522)	(309)
Provision for losses on accounts receivable	(11)	8	(16)	88
Impairment of long-lived assets	173	319	337	319
Loss on retirement of debt	74	-0-	74	-0-
Provision for discontinued operations	-0-	34	(106)	34
Other	786	727	1,420	1,192
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(237)	(2,913)	160	(3,449)
Inventories	(53,603)	(47,305)	(63,492)	(61,373)
Prepaids and other current assets	(2,053)	775	(1,799)	1,905
Accounts payable	30,699	25,165	44,284	23,902
Other accrued liabilities	138	(1,786)	(12,123)	(1,141)
Other assets and liabilities	2,076	2,141	(1,100)	3,807

Net cash provided by (used in) operating activities	(6,246)	(9,933)	3,332	(8,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,846)	(10,421)	(23,144)	(17,829)
Acquisitions, net of cash acquired	-0-	(1,261)	-0-	(168,783)
Proceeds from sale of property and equipment	1	2	1	2

Net cash used in investing activities	(10,845)	(11,680)	(23,143)	(186,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(10,000)	-0-	(10,000)	-0-
Payments of capital leases	(77)	(133)	(190)	(186)
Change in overdraft balances	2,310	11,485	4,954	13,608
Revolver borrowings, net	-0-	12,000	-0-	16,000
Dividends paid	(69)	(73)	(142)	(146)
Long-term borrowings	-0-	-0-	-0-	100,000
Options exercised	1,398	2,084	3,969	2,965
Deferred financing costs	-0-	-0-	-0-	(3,360)

Net cash provided by (used in) financing activities	(6,438)	25,363	(1,409)	128,881

Net Cash Flow	(23,529)	3,750	(21,220)	(66,263)
Cash and cash equivalents at beginning of period	62,377	11,536	60,068	81,549

Cash and cash equivalents at end of period	$38,848	$15,286	$38,848	$15,286

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,519	$3,391	$5,173	$4,108
Income taxes	9,398	6,422	15,535	14,654
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders'
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2004	$7,580	$22,212	$96,612	$128,862	$(25,164)	$(17,857)		$212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	$48,249	48,249
Dividends paid	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of stock options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares – Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	7,474	22,926	109,005	176,819	(26,302)	(17,857)		272,065

Net earnings	-0-	-0-	-0-	15,257	-0-	-0-	15,257	15,257
Dividends paid	-0-	-0-	-0-	(142)	-0-	-0-	-0-	(142)
Exercise of stock options	-0-	295	4,675	-0-	-0-	-0-	-0-	4,970
Tax benefit of stock options exercised	-0-	-0-	1,500	-0-	-0-	-0-	-0-	1,500
Loss on foreign currency forward contracts (net of tax benefit of $0.4 million)	-0-	-0-	-0-	-0-	(660)	-0-	(660)	(660)
Gain on interest rate swaps (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	264	-0-	264	264
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(91)	-0-	(91)	(91)
Other	(245)	10	403	-0-	-0-	-0-	-0-	168

Comprehensive income*							$14,770

Balance July 30, 2005	$7,229	$23,231	$115,583	$191,934	$(26,789)	$(17,857)		$293,331

*	Comprehensive income was $6.3 million and $4.8 million for the second quarter ended July 30, 2005 and July 31, 2004, respectively. Comprehensive income was $10.1 million for the six month period ended July 31, 2004.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at July 30, 2005 of 1,672 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.
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
Pension Plan Accounting
In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revised employers’ disclosures about pension plans and other post retirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions.”
The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
Cash and Cash Equivalents
Included in cash and cash equivalents at July 30, 2005 and January 29, 2005 are cash equivalents of $21.8 million and $51.3 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At July 30, 2005 and January 29, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $22.6 million and $17.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 16% of the Company’s trade receivables balance and another customer accounted for 11% as of July 30, 2005 and no other customer accounted for more than 5% of the Company’s trade receivables balance as of July 30, 2005.
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as company-specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.
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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
Certain leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes any rent holidays and the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability.
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term.
Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. This Statement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows.
The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
Identifiable intangible assets of the Company with finite lives are primarily leases and customer lists. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.9 million and $1.2 million for the second quarter of Fiscal 2006 and 2005, respectively, and $2.1 million and $2.4 million for the first six months of Fiscal 2006 and 2005, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $6.3 million and $6.1 million for the second quarter of Fiscal 2006 and 2005, respectively, and $14.1 million and $11.9 million for the first six months of Fiscal 2006 and 2005, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets included prepaid assets for direct response advertising costs of $0.6 million and $1.2 million at July 30, 2005 and January 29, 2005.

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
Cooperative advertising costs recognized in selling and administrative expenses were $0.5 million and $0.5 million for the second quarter of Fiscal 2006 and 2005, respectively, and $1.0 million and $1.2 million for the first six months of Fiscal 2006 and 2005, respectively. During the first six months of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.2 million and $0.6 million for the second quarter of Fiscal 2006 and 2005, respectively, and $2.3 million and $1.1 million for the first six months of Fiscal 2006 and 2005, respectively. During the first six months of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 30, 2005 consists of $27.0 million of cumulative minimum pension liability adjustments, net of tax, cumulative net losses of $0.2 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.4 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of less than $0.1 million.
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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
Stock Incentive Plans
As of July 30, 2005, the Company had two fixed stock incentive plans. Under the new 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards, to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company granted options to management personnel as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In April 2005, 36,764 shares of restricted stock granted to the chairman, president and chief executive officer of the Company in April 2002 vested and their fair value was charged against income as compensation cost. With this vesting, the Company’s only outstanding, unvested restricted stock consists of shares granted to non-employee directors under the 1996 Stock Incentive Plan. Compensation cost of $0.1 million, $0.1 million, $0.2 million and $0.2 million, net of tax, for each of the second quarters and first six months of Fiscal 2006 and 2005, respectively, has been charged against income for restricted stock incentive plans. No other stock incentive plan compensation is reflected in net earnings, as all other awards under the fixed stock incentive plans were options with an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$6,766	$4,804	$15,257	$10,610

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	52	101	156	219

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(730)	(634)	(1,475)	(1,252)

Pro forma net earnings	$6,088	$4,271	$13,938	$9,577

Earnings per share:

Basic — as reported	$.29	$.22	$.67	$.48

Basic — pro forma	$.27	$.19	$.61	$.43

Diluted — as reported	$.27	$.20	$.61	$.45

Diluted — pro forma	$.24	$.18	$.56	$.41

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company’s board of directors has amended the Company’s Employee Stock Purchase Plan to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory and are not required to be reflected in the Consolidated Statements of Earnings.
SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (Fiscal 2007 for the Company).
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.5 million and $0.8 million for the second quarter of Fiscal 2006 and 2005, respectively, and $1.5 million and $1.1 million for the first six months of Fiscal 2006 and 2005, respectively.
In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the second quarter and first six months of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million and $1.2 million, respectively. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the second quarter and first six months of Fiscal 2005 were previously restated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements
On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal 2005. Accordingly, the prior year financial results for the fiscal quarter and six months ended July 31, 2004 reflect the impact of the restatement.
The issue requiring restatement related to the Company’s lease-related accounting methods. The Company determined that its methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with U.S. generally accepted accounting principles. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended January 31, 2004 and February 1, 2003, and the first three quarters of Fiscal 2005.
Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of July 31, 2004, as well as on the Company’s Consolidated Statements of Earnings and Cash Flows for the three months and six months ended July 31, 2004 (in thousands, except per share amounts):
Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

July 31, 2004:
Deferred income taxes — current	$10,966	$(4,107)	$6,859
Property and equipment, net	148,279	16,718	164,997
Deferred income taxes — non-current	-0-	1,606	1,606
Total assets	631,321	14,217	645,538
Total current liabilities*	169,462	(10,892)	158,570
Deferred income tax liability	4,645	(4,645)	-0-
Deferred rent and other long-term liabilities	9,246	33,075	42,321
Retained earnings	142,647	(3,321)	139,326
Total shareholders’ equity	229,685	(3,321)	226,364
Total liabilities and shareholders’ equity	$631,321	$14,217	$645,538

*	Deferred rent reclassified to other long-term liabilities.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued

Consolidated Statement of Earnings

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended July 31, 2004:
Selling and administrative expenses	$112,115	$(104)	$112,011
Restructuring and other, net	(186)	26	(160)
Earnings from operations	9,960	78	10,038
Earnings before income taxes from continuing operations	7,064	78	7,142
Income taxes	2,289	28	2,317
Earnings from continuing operations	4,775	50	4,825
Net Earnings	$4,754	$50	$4,804

Net earnings per common share — basic	$0.21	$0.01	$0.22
Net earnings per common share — diluted*	$0.21	$(0.01)	$0.20

*	Diluted net earnings per share decreased $0.01 per share due to the restatement for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (see Note 8). The lease restatement had no effect on diluted net earnings per share for the quarter ended July 31, 2004.
Consolidated Statement of Earnings

	As Previously
	Reported	Adjustments	As Restated

Six Months Ended July 31, 2004:
Selling and administrative expenses	$211,345	$4	$211,349
Restructuring and other, net	(40)	(52)	(92)
Earnings from operations	21,262	48	21,310
Earnings before income taxes from continuing operations	16,484	48	16,532
Income taxes	5,885	16	5,901
Earnings from continuing operations	10,599	32	10,631
Net Earnings	$10,578	$32	$10,610

Net earnings per common share — basic	$0.48	$0.00	$0.48
Net earnings per common share — diluted*	$0.47	$(0.02)	$0.45

*	Diluted net earnings per share decreased $0.02 per share due to the restatement for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (see Note 8). The lease restatement had no effect on diluted net earnings per share for the six months ended July 31, 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Financial Statements, Continued
Consolidated Statement of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended July 31, 2004:
Net cash used in operating activities	$(11,002)	1,069	$(9,933)
Net cash used in investing activities	(10,611)	(1,069)	(11,680)

Six Months Ended July 31, 2004:
Net cash used in operating activities	$(10,108)	1,574	$(8,534)
Net cash used in investing activities	(185,036)	(1,574)	(186,610)

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
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):
At April 1, 2004

Inventories	$33,888
Property and equipment	24,278
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	96,561
Other assets	4,524
Accounts payable	(19,036)
Noncurrent deferred tax liability	(22,828)
Other liabilities	(6,979)

Net Assets Acquired	$166,318

The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.3 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The goodwill related to the Hat World acquisition is not deductible for tax purposes. Goodwill decreased $0.7 million in the second quarter of Fiscal 2006 due to the recognition of a deferred tax asset.

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

	Three Months Ended		Six Months Ended
In thousands,	Actual	Actual	Actual	Pro forma
except per share data	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net sales	$275,168	$245,939	$561,253	$504,426
Net earnings	6,766	4,804	15,257	9,160
Net earnings per share:
Basic	$0.29	$0.22	$0.67	$0.41
Diluted	$0.27	$0.20	$0.61	$0.39
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 18 Cap Connection and Head Quarters stores at July 30, 2005 in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million. Cap Connection is a leading Canadian specialty retailer of headwear.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2006. The charge was primarily for retail store asset impairments and lease terminations of two Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for an anticipated settlement of a previously disclosed class action lawsuit (see Note 9), $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores.
The Company recorded a pretax credit to earnings of $0.2 million in the second quarter of Fiscal 2005. The credit was primarily for the recognition of a gain on the curtailment of the Company’s defined benefit pension plan, offset by charges for retail store asset impairments and lease terminations of four Jarman stores. In connection with the lease terminations, $30,000 in inventory markdowns are reflected in gross margin on the Consolidated Statements of Earnings.
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
Notes to Consolidated Financial Statements

Note 4
Restructuring and Other Charges and Discontinued Operations Continued
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 31, 2004	$3,021	$2	$3,023
Additional provisions Fiscal 2005	911	-0-	911
Charges and adjustments, net	1,868	1	1,869

Balance January 29, 2005	5,800	3	5,803
Charges and adjustments, net	(495)	-0-	(495)

Balance July 30, 2005*	5,305	3	5,308
Current provision for discontinued operations	3,674	3	3,677

Total Noncurrent Provision for Discontinued Operations	$1,631	$-0-	$1,631

*	Includes $5.1 million environmental provision including $3.5 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Inventories

	July 30,	January 29,
In thousands	2005	2005

Raw materials	$207	$212
Wholesale finished goods	28,035	28,476
Retail merchandise	242,446	178,509

Total Inventories	$270,688	$207,197

Note 6
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At July 30, 2005 and January 29, 2005, the Company had approximately $12.6 million and $12.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately four and one-half months. The loss based on spot rates under these contracts at July 30, 2005 was $0.4 million and the gain based on spot rates at January 29, 2005 was $0.1 million. For the six months ended July 30, 2005, the Company recorded an unrealized loss on foreign currency forward contracts of $1.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Derivative Instruments and Hedging Activities, Continued
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter of Fiscal 2005, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (3.51% at July 1, 2005, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps is $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expires on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.
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
At July 30, 2005, the net gain of these interest rate swap agreements was $0.4 million, net of tax, representing the change in fair value of the derivative instruments.

]

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2005	2004	2005	2004

Service cost	$61	$582	$127	$1,124
Interest cost	1,656	1,670	3,326	3,402
Expected return on plan assets	(1,920)	(1,872)	(3,861)	(3,769)
Amortization:
Prior service cost	-0-	(35)	-0-	(70)
Losses	1,087	1,022	2,329	2,070

Net amortization	1,087	987	2,329	2,000

Curtailment gain	-0-	(605)	-0-	(605)

Net Periodic Benefit Cost	$884	$762	$1,921	$2,152

	Other Benefits
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2005	2004	2005	2004

Service cost	$37	$44	$74	$88
Interest cost	44	24	88	48
Expected return on plan assets	-0-	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	-0-	-0-	-0-
Losses	14	20	28	40

Net amortization	14	20	28	40

Net Periodic Benefit Cost	$95	$88	$190	$176

Curtailment
The Company’s board of directors approved freezing the Company’s defined pension benefit plan in the second quarter ended July 31, 2004, effective January 1, 2005. The action resulted in a curtailment gain of $0.6 million in the second quarter ended July 31, 2004 which is reflected in the restructuring and other, net line on the accompanying Statements of Earnings.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 30, 2005			July 31, 2004
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$6,766			$4,825

Less: Preferred stock dividends	(69)			(73)

Basic EPS
Income available to common shareholders	6,697	22,702	$.29	4,752	21,903	$.22

Effect of Dilutive Securities
Options		478			424
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	617	3,899		616	3,899
Employees’ preferred stock(3)		63			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$7,314	27,142	$.27	$5,368	26,290	$.20

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,395, 37,263 and 21,310, respectively.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and prior periods should be restated. Results for the second quarter of Fiscal 2005 have been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 30, 2005			July 31, 2004
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$15,192			$10,631

Less: Preferred stock dividends	(142)			(146)

Basic EPS
Income available to common shareholders	15,050	22,613	$.67	10,485	21,833	$.48

Effect of Dilutive Securities
Options		445			412
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	1,233	3,899		1,227	3,899
Employees’ preferred stock(3)		63			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$16,283	27,020	$.60	$11,712	26,208	$.45

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,395, 37,263 and 21,310, respectively.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and prior periods should be restated. Results for the first six months of Fiscal 2005 have been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
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

Notes to Consolidated Financial Statements
Note 9
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.1 million to $6.3 million, net of insurance recoveries, $3.0 million of which the Company has already paid.
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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $0.7 million to $5.0 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Related to all outstanding environmental contingencies, the Company had accrued $5.1 million as of July 30, 2005, $5.5 million as of January 29, 2005 and $2.7 million as of January 31, 2004. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs have appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court has stayed the remainder of the case.
California Employment Matter
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the accompanying Consolidated Statements of Earnings for the first six months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. The Drake action is stayed pending final resolution of the Schreiner action.

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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other, including a $2.6 million charge for a litigation settlement in the first six months of Fiscal 2006.

Three Months Ended		Underground
July 30, 2005		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$118,928	$32,186	$69,055	$41,008	$13,970	$75	$275,222
Intercompany sales	-0-	-0-	-0-	-0-	(54)	-0-	(54)

Net sales to external customers	$118,928	$32,186	$69,055	$41,008	$13,916	$75	$275,168

Segment operating income (loss)	$6,951	$(681)	$9,258	$2,418	$1,018	$(4,954)	$14,010
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(177)	(177)

Earnings (loss) from operations	6,951	(681)	9,258	2,418	1,018	(5,131)	13,833
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,821)	(2,821)
Interest income	-0-	-0-	-0-	-0-	-0-	253	253

Earnings (loss) before income taxes from continuing operations	$6,951	$(681)	$9,258	$2,418	$1,018	$(7,699)	$11,265

Total assets	$194,590	$59,687	$239,165	$64,564	$18,570	$107,373	$683,949
Depreciation	3,185	979	2,218	706	12	1,339	8,439
Capital expenditures	3,256	850	5,649	469	3	619	10,846

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Three Months Ended		Underground
July 31, 2004		Station	Hat World/	Johnston	Licensed	Corporate
In thousands	Journeys	Group	Lids	& Murphy	Brands	& Other	Consolidated

Sales	$105,785	$28,462	$57,956	$39,413	$14,283	$100	$245,999
Intercompany sales	-0-	-0-	-0-	-0-	(60)	-0-	(60)

Net sales to external customers	$105,785	$28,462	$57,956	$39,413	$14,223	$100	$245,939

Segment operating income (loss)	$6,083	$(1,483)	$7,451	$1,400	$1,311	$(4,884)	$9,878
Restructuring charge	-0-	-0-	-0-	-0-	-0-	160	160

Earnings (loss) from operations	6,083	(1,483)	7,451	1,400	1,311	(4,724)	10,038
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,899)	(2,899)
Interest income	-0-	-0-	-0-	-0-	-0-	3	3

Earnings (loss) before income taxes from continuing operations	$6,083	$(1,483)	$7,451	$1,400	$1,311	$(7,620)	$7,142

Total assets	$190,223	$61,288	$223,090	$64,325	$21,620	$84,992	$645,538
Depreciation	3,109	915	1,848	694	31	1,437	8,034
Capital expenditures	2,338	1,745	3,747	639	13	1,939	10,421

Six Months Ended		Underground
July 30, 2005		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$247,772	$72,022	$131,202	$82,516	$27,869	$133	$561,514
Intercompany sales	-0-	-0-	-0-	-0-	(261)	-0-	(261)

Net sales to external customers	$247,772	$72,022	$131,202	$82,516	$27,608	$133	$561,253

Segment operating income (loss)	$20,719	$1,935	$14,740	$4,948	$1,764	$(10,799)	$33,307
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(3,044)	(3,044)

Earnings (loss) from operations	20,719	1,935	14,740	4,948	1,764	(13,843)	30,263
Interest expense	-0-	-0-	-0-	-0-	-0-	(5,877)	(5,877)
Interest income	-0-	-0-	-0-	-0-	-0-	605	605

Earnings (loss) before income taxes from continuing operations	$20,719	$1,935	$14,740	$4,948	$1,764	$(19,115)	$24,991

Total assets	$194,590	$59,687	$239,165	$64,564	$18,570	$107,373	$683,949
Depreciation	6,464	1,931	4,373	1,418	22	2,679	16,887
Capital expenditures	8,407	2,517	10,116	1,205	72	827	23,144

Genesco Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Six Months Ended		Underground
July 31, 2004		Station	Hat World/	Johnston	Licensed	Corporate
In thousands	Journeys	Group	Lids	& Murphy	Brands	& Other	Consolidated

Sales	$220,026	$63,591	$76,041	$79,954	$32,085	$150	$471,847
Intercompany sales	-0-	-0-	-0-	-0-	(382)	-0-	(382)

Net sales to external customers	$220,026	$63,591	$76,041	$79,954	$31,703	$150	$471,465

Segment operating income (loss)	$15,246	$142	$9,002	$3,785	$3,055	$(10,012)	$21,218
Restructuring charge	-0-	-0-	-0-	-0-	-0-	92	92

Earnings (loss) from operations	15,246	142	9,002	3,785	3,055	(9,920)	21,310
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,934)	(4,934)
Interest income	-0-	-0-	-0-	-0-	-0-	156	156

Earnings (loss) before income taxes from continuing operations	$15,246	$142	$9,002	$3,785	$3,055	$(14,698)	$16,532

Total assets	$190,223	$61,288	$223,090	$64,325	$21,620	$84,992	$645,538
Depreciation	6,170	1,806	2,428	1,388	62	2,932	14,786
Capital expenditures	5,168	3,085	5,075	1,507	21	2,973	17,829

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
This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Weakness in consumer demand for products sold by the Company.

•	Weakness in consumer demand and increased distribution costs due to increased fuel prices.

•	Effects on local consumer demand or on the national economy related to Hurricane Katrina.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of the holidays or in the onset of seasonal weather affecting demand or period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product availability or distribution.

•	Unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets, and

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.
Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future results, revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,654 retail footwear and headwear stores throughout the United States and Puerto Rico and 18 headwear stores in Canada as of July 30, 2005. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta — based Cap Connection Ltd., a leading Canadian specialty retailer of headwear, operating 18 stores at July 30, 2005. See “Significant Developments.”
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
The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,600 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first six months of Fiscal 2006, four Jarman stores were closed and two Jarman stores were converted to Underground Station stores. During Fiscal 2005, 20 Jarman stores were closed and twelve Jarman stores were converted to Underground Station stores.
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
The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. The Dockers license agreement was renewed October 22, 2004. The Dockers license agreement, as amended, expires on December 31, 2006 with a Company option to renew through December 31, 2008, subject to certain conditions. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company expects to sell footwear under the Perry Ellis license primarily to department and specialty stores across the country.
Summary of Operating Results
The Company’s net sales increased 11.9% during the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005. The increase was driven primarily by the addition of new stores and a 6% increase in comparable store sales for all concepts. Gross margin increased as a percentage of net sales during the second quarter of Fiscal 2006 primarily due to improved gross margins in the Journeys, Underground Station, Hat World and Johnston & Murphy businesses. Selling and administrative expenses decreased as a percentage of net sales during the second quarter of Fiscal 2006 due to decreased expenses in Underground Station, Johnston & Murphy and Licensed Brands businesses. Operating income increased as a percentage of net sales during the second quarter of Fiscal 2006 due to improved operating income in Underground Station, Hat World and Johnston & Murphy businesses.
Strategy
The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys, Underground Station and Hat World) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities, tourist venues and college campuses, among other locations in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Significant Developments
Hurricane Katrina
The Company has 11 stores that will be impacted for an extended period of time as a result of Hurricane Katrina. The Company has not been able to assess the extent of damage to these stores. Management believes that the Company’s maximum uninsured exposure is approximately $1.0 million, which does not include business lost during the period of time the stores are closed. These stores had sales of $7.2 million and operating income of $1.1 million for the twelve months ended July 30, 2005.
Restatement of Financial Statements
On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal

2005. Accordingly, the prior year financial results for the fiscal quarter and six months ended July 31, 2004 reflect the impact of the restatement.
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
See Note 2 to the Consolidated Financial Statements for a summary of the effects of this restatement on the Company’s Consolidated Balance Sheet as of July 31, 2004, as well as the Company’s Consolidated Statements of Earnings and Cash Flows for the three months and six months ended July 31, 2004.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million. At July 30, 2005, the Company operated 18 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada.
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
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2006. The charge was primarily for retail store asset impairments and lease terminations of two Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for an anticipated settlement of a previously disclosed class action lawsuit (see Note 9), $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores.
The Company recorded a pretax credit to earnings of $0.2 million in the second quarter of Fiscal 2005. The credit was primarily for the recognition of a gain on the curtailment of the Company’s defined benefit pension plan, offset by charges for retail store asset impairments and lease terminations of four Jarman stores. In connection with the lease terminations, $30,000 in inventory markdowns are reflected in gross margin on the Consolidated Statements of Earnings.

The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2005. The charge was primarily for lease terminations of six Jarman stores.
Results of Operations — Second Quarter Fiscal 2006 Compared to Fiscal 2005
The Company’s net sales in the second quarter ended July 30, 2005 increased 11.9% to $275.2 million from $245.9 million in the second quarter ended July 31, 2004. Gross margin increased 14.0% to $139.0 million in the second quarter this year from $121.9 million in the same period last year and increased as a percentage of net sales from 49.6% to 50.5%. Selling and administrative expenses in the second quarter this year increased 11.5% from the second quarter last year but decreased as a percentage of net sales from 45.5% to 45.4%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the second quarter ended July 30, 2005 were $11.3 million compared to $7.1 million for the second quarter ended July 31, 2004. Pretax earnings for the second quarter ended July 30, 2005 included restructuring and other charges of $0.2 million, primarily for retail store asset impairments and lease terminations of two Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for the second quarter ended July 31, 2004 included a restructuring and other credit of $0.2 million, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of four Jarman stores.
Net earnings for the second quarter ended July 30, 2005 were $6.8 million ($0.27 diluted earnings per share) compared to $4.8 million ($0.20 diluted earnings per share) for the second quarter ended July 31, 2004. The Company recorded an effective income tax rate of 39.9% in the second quarter this year compared to 32.4% in the same period last year. Income taxes for the second quarter last year included a favorable tax settlement of $0.4 million.
Journeys

	Three Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$118,928	$105,785	12.4%
Operating loss	$6,951	$6,083	14.3%
Operating margin	5.8%	5.8%
Net sales from Journeys increased 12.4% for the second quarter ended July 30, 2005 compared to the same period last year. The increase reflects primarily a 6% increase in comparable store sales and a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 9% for the second quarter ended July 30, 2005. The average price per pair of shoes decreased 3% in the second quarter of Fiscal 2006, reflecting changes in product mix, while unit sales increased 16% during the same period. The strong comparable sales performance was primarily driven by continued growth in comparable unit sales. Journeys operated 711 stores at the end of the second quarter of Fiscal 2006, including 41 Journeys Kidz stores, compared to 680 stores at the end of the second quarter last year, including 41 Journeys Kidz stores.
Journeys operating income for the second quarter ended July 30, 2005 was up 14.3% to $7.0 million compared to $6.1 million for the second quarter ended July 31, 2004. The increase was due to increased net sales, reflecting increased comparable store sales, and to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix and decreased markdowns as a percentage of net sales.
Underground Station Group

	Three Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$32,186	$28,462	13.1%
Operating loss	$(681)	$(1,483)	54.1%
Operating margin	(2.1)%	(5.2)%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 13.1% for the second quarter ended July 30, 2005 compared to the same period last year. Comparable store sales were up 9% for the Underground Station Group, 12% for Underground Station stores and 1% for Jarman retail stores. Footwear unit comparable sales were up 8% in the Underground Station stores. The strong comparable sales performance was primarily driven by continued increases in average selling prices and continued growth in unit comparable sales. The average price per pair of shoes increased 3% in the second quarter of Fiscal 2006, primarily reflecting lower markdowns and changes in product mix, and unit sales increased 9% during the same period. Underground Station Group operated 226 stores at the end of the second quarter of Fiscal 2006, including 168 Underground Station stores. The Underground Station Group operated 230 stores at the end of the second quarter last year, including 148 Underground Station stores.
Underground Station Group operating loss for the second quarter ended July 30, 2005 was $(0.7) million compared to $(1.5) million for the second quarter last year. The decreased operating loss was due to increased net sales, to increased gross margin as a percentage of net sales, primarily reflecting lower markdowns and changes in product mix, and to decreased expenses as a percentage of net sales.
Hat World

	Three Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$69,055	$57,956	19.2%
Operating income	$9,258	$7,451	24.3%
Operating margin	13.4%	12.9%

Net sales from Hat World increased 19.2% for the second quarter ended July 30, 2005 compared to the same period last year. The increase reflects primarily a 16% increase in average Hat World stores operated and a 4% increase in comparable store sales. Hat World’s comparable store sales increase was primarily driven by the strength of its core and fashion Major League Baseball products. Hat World operated 593 stores at the end of the second quarter of Fiscal 2006, including 18 stores in Canada, compared to 519 stores at the end of the second quarter last year, including 17 stores in Canada.
Hat World operating income for the second quarter ended July 30, 2005 increased 24.3% to $9.3 million compared to $7.5 million for the second quarter ended July 31, 2004. This increase was due to increased net sales, reflecting increased average stores operated and increased comparable store sales, and to increased gross margin as a percentage of net sales, primarily reflecting the strength of certain product categories and decreased stock shortages.
Johnston & Murphy

	Three Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$41,008	$39,413	4.0%
Operating income	$2,418	$1,400	72.7%
Operating margin	5.9%	3.6%
Johnston & Murphy net sales increased 4.0% to $41.0 million for the second quarter ended July 30, 2005 from $39.4 million for the second quarter ended July 31, 2004, reflecting primarily a 9% increase in comparable store sales for Johnston & Murphy retail operations offset by a 4% decrease in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the second quarter of Fiscal 2006 while the average price per pair of shoes decreased 9% for the same period primarily due to changes in product mix. Retail operations accounted for 76.6% of Johnston & Murphy segment sales in the second quarter this year, up from 74.6% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 11% (15% in the Johnston and Murphy Shops) in the second quarter this year primarily due to changes in product mix, while unit sales increased 17% during the same period. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2006 and 2005 included 142 Johnston & Murphy stores and factory stores.
Johnston & Murphy operating income for the second quarter ended July 30, 2005 increased to $2.4 million from $1.4 million or 72.7% compared to the same period last year, primarily due to increased net sales, to increased gross margin as a percentage of net sales, reflecting improvements in sourcing and decreased markdowns, and to decreased expenses as a percentage of net sales.

Licensed Brands

	Three Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$13,916	$14,223	(2.2)%
Operating income	$1,018	$1,311	(22.3)%
Operating margin	7.3%	9.2%
Licensed Brands’ net sales, primarily consisting of sales of Dockers® branded footwear sold under a license from Levi Strauss & Co., decreased 2.2% to $13.9 million for the second quarter ended July 30, 2005, from $14.2 million for the second quarter ended July 31, 2004. Unit sales for Dockers Footwear decreased 2% while the average price per pair of shoes was flat compared to the second quarter last year. The sales decrease reflected a change in merchandising strategy of a key customer and other customers pursuing private label initiatives at the expense of branded product offerings. The Company expects continued near-term pressure on sales of Dockers Footwear due to the impact of these changes in customers’ merchandising strategies.
Licensed Brands’ operating income for the second quarter ended July 30, 2005 decreased 22.3% from $1.3 million for the second quarter ended July 31, 2004 to $1.0 million, primarily due to decreased net sales and to decreased gross margin as a percentage of net sales, reflecting increased closeout sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the second quarter ended July 30, 2005 were $5.1 million compared to $4.7 million for the second quarter ended July 31, 2004. This year’s second quarter included $0.2 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations of two Jarman stores. Last year’s second quarter included a $0.2 million restructuring and other credit, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of four Jarman stores. Excluding the listed items in both periods, corporate expenses were up 1% in the second quarter this year compared to the second quarter last year.
Interest expense decreased 2.7% from $2.9 million in the second quarter ended July 31, 2004 to $2.8 million for the second quarter ended July 30, 2005, primarily due to lower outstanding debt in the second quarter this year as a result of the Company paying $22.0 million early on the $100.0 million term loan. There were no borrowings under the Company’s revolving credit facility during the three months ended July 30, 2005 and there was an average of $8.2 million of borrowings under the Company’s revolving credit facility during the three months ended July 31, 2004.
Interest income increased from $3,000 for the second quarter ended July 31, 2004 to $0.3 million for the second quarter ended July 30, 2005 due to the increase in average short-term investments.
Results of Operations — Six Months Fiscal 2006 Compared to Fiscal 2005
The Company’s net sales in the six months ended July 30, 2005 increased 19.0% to $561.3 million from $471.5 million in the six months ended July 31, 2004. The sales increase included Hat World sales of $131.2 million in the first six months this year compared to $76.0 million in the first six months last year. Hat World was acquired April 1, 2004 and last year’s first six months only included four months of sales. Gross margin increased 22.8% to $285.5 million in the first six months this year from $232.6 million in the same period last year and increased as a percentage of net sales from 49.3% to 50.9%. Selling and administrative expenses in the first six months this year increased 19.3% from the first six months last year and increased as a percentage of net sales from 44.8% to 44.9%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the six months ended July 30, 2005 were $25.0 million compared to $16.5 million for the six months ended July 31, 2004. Pretax earnings for the six months ended July 30, 2005 included restructuring and other charges of $3.0 million, primarily $2.6 million for an anticipated settlement of a previously announced class action lawsuit (see Note 9), retail store asset impairments and lease terminations of two Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for the six months ended July 31, 2004 included a restructuring and other credit of $0.1 million, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of ten Jarman stores.
Net earnings for the six months ended July 30, 2005 were $15.3 million ($0.61 diluted earnings per share) compared to $10.6 million ($0.45 diluted earnings per share) for the six months ended July 31, 2004. The Company recorded an effective income tax rate of 39.2% in the first six months this year compared to 35.7% in the same period last year. Income taxes for the first six months ended July 31, 2004 included a favorable tax settlement of $0.5 million.
Journeys

	Six Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$247,772	$220,026	12.6%
Operating income	$20,719	$15,246	35.9%
Operating margin	8.4%	6.9%
Net sales from Journeys increased 12.6% for the first six months ended July 30, 2005 compared to the same period last year. The increase reflects primarily a 7% increase in comparable store sales and a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven). Footwear unit comparable sales also increased 10% for the first six months ended July 30, 2005. The average price per pair of shoes decreased 3% in the first six months of Fiscal 2006, reflecting changes in product mix, while unit sales increased 16% during the same period driven by fashion athletic, Euro casuals, board sport shoes, and women’s fashion footwear. The strong comparable sales performance was primarily driven by continued growth in comparable unit sales.

Journeys operating income for the six months ended July 30, 2005 was up 35.9% to $20.7 million compared to $15.2 million for the six months ended July 31, 2004. The increase was due to increased net sales, reflecting increased comparable store sales, to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix, and to decreased expenses as a percentage of net sales.
Underground Station Group

	Six Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$72,022	$63,591	13.3%
Operating income	$1,935	$142	NM
Operating margin	2.7%	0.2%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 13.3% for the six months ended July 30, 2005 compared to the same period last year. Comparable store sales were up 9% for the Underground Station Group, 12% for Underground Station stores and 2% for Jarman retail stores. Footwear unit comparable sales were up 7% in the Underground Station stores. The strong comparable sales performance was primarily driven by continued increases in average selling prices and continued growth in unit comparable sales. The average price per pair of shoes increased 4% in the first six months of Fiscal 2006, primarily reflecting changes in product mix and lower markdowns as a percentage of net sales, and unit sales increased 8% during the same period.
Underground Station Group operating income for the first six months ended July 30, 2005 increased to $1.9 million compared to $0.1 million in the first six months ended July 31, 2004. The increase was due to increased net sales, to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix and lower markdowns as a percentage of net sales, and to decreased expenses as a percentage of net sales.
Hat World

	Six Months Ended*
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$131,202	$76,041	NM
Operating income	$14,740	$9,002	NM
Operating margin	11.2%	11.8%

*	The Company acquired Hat World on April 1, 2004. Results for the six month period ended July 31, 2004 are for the period April 1, 2004 — July 31, 2004.
Hat World comparable store sales increased 5% for the first six months ended July 30, 2005. Hat World’s comparable store sales increase was primarily driven by an increased number of units sold and higher selling prices.

Johnston & Murphy

	Six Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$82,516	$79,954	3.2%
Operating income	$4,948	$3,785	30.7%
Operating margin	6.0%	4.7%
Johnston & Murphy net sales increased 3.2% to $82.5 million for the six months ended July 30, 2005 from $80.0 million for the six months ended July 31, 2004, reflecting primarily a 6% increase in comparable store sales for Johnston & Murphy retail operations and a 2% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the first six months of Fiscal 2006 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 74.9% of Johnston & Murphy segment sales in the first six months this year, up from 74.6% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 7% (10% in the Johnston and Murphy Shops) in the first six months this year primarily due to changes in product mix, while unit sales increased 9% during the same period.
Johnston & Murphy operating income for the six months ended July 30, 2005 increased 30.7% compared to the same period last year, primarily due to increased net sales, to increased gross margin as a percentage of net sales, reflecting improvements in sourcing and a healthier product mix resulting in less promotional selling, and to decreased expenses as a percentage of net sales.
Licensed Brands

	Six Months Ended
	July 30,	July 31,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$27,608	$31,703	(12.9)%
Operating income	$1,764	$3,055	(42.3)%
Operating margin	6.4%	9.6%
Licensed Brands’ net sales, primarily consisting of sales of Dockers® branded footwear sold under a license from Levi Strauss & Co., decreased 12.9% to $27.6 million for the six months ended July 30, 2005, from $31.7 million for the six months ended July 31, 2004. Unit sales for Dockers Footwear decreased 13% while the average price per pair of shoes was flat compared to the first six months last year. The sales decrease reflected some product quality issues, a change in merchandising strategy of a key customer and other customers pursuing private label initiatives at the expense of branded product offerings.
Licensed Brands’ operating income for the six months ended July 30, 2005 decreased 42.3% from $3.1 million for the six months ended July 31, 2004 to $1.8 million, primarily due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting increased closeout sales, and to increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the six months ended July 30, 2005 were $13.8 million compared to $9.9 million for the six months ended July 31, 2004. This year’s first six months included $3.0 million in restructuring and other charges, primarily for the anticipated settlement of a previously announced class action lawsuit, retail store asset impairments and lease terminations of four Jarman stores. Last year’s first six months included a $0.1 million restructuring and other credit, primarily for the gain on the curtailment of the Company’s defined benefit pension plan, offset by retail store asset impairments and lease terminations of ten Jarman stores. Excluding the listed items in both periods, the increase in corporate expenses in the first six months this year is attributable primarily to higher bonus accruals and increased audit department costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.
Interest expense increased 19.1% from $4.9 million in the six months ended July 31, 2004 to $5.9 million for the six months ended July 30, 2005, primarily due to the additional $100.0 million term loan, which was used to purchase Hat World and was included in only four months of last year’s first six months versus the full six months this year, and to the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World offset by less revolver borrowings in the first six months this year versus the first six months last year. There were no borrowings under the Company’s revolving credit facility during the six months ended July 30, 2005 and there was an average of $4.1 million of borrowings under the Company’s revolving credit facility during the six months ended July 31, 2004.
Interest income increased from $0.2 million for the first six months ended July 31, 2004 to $0.6 million for the first six months ended July 30, 2005 due to the increase in average short-term investments.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 30,	July 31,
	2005	2004
	(dollars in millions)
Cash and cash equivalents	$38.8	$15.3
Working capital	$182.3	$157.8
Long-term debt (includes current maturities)	$151.3	$202.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $3.3 million in the first six months of Fiscal 2006 compared to cash used in operating activities of $8.5 million in the first six months of Fiscal 2005. The $11.9 million increase in cash flow from operating activities from last year reflects primarily an increase in cash flow from changes in accounts payable of $20.4 million and an increase in cash flow from a $4.6 million increase in net earnings offset by a decrease in cash flow from an $11.0 million change in other accrued liabilities. The $20.4 million increase in cash flow from accounts payable was due to changes in buying patterns. The $11.0 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and tax payments in the first six months of Fiscal 2006.
The $63.5 million increase in inventories at July 30, 2005 from January 29, 2005 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 54 stores in the first six months this year.
Accounts receivable at July 30, 2005 decreased $0.2 million compared to January 29, 2005.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended
	July 30,	July 31,
	2005	2004
	(in thousands)
Accounts payable	$44,284	$23,902
Accrued liabilities	(12,123)	(1,141)

	$32,161	$22,761

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash used due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to increased bonus payments and tax payments in the first six months of Fiscal 2006.
There were no revolving credit borrowings during the first six months ended July 30, 2005 and there was an average of $4.1 million of revolving credit borrowings during the first six months ended July 31, 2004, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first six months of Fiscal 2006. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility.
The Company’s contractual obligations over the next five years have increased from January 29, 2005. Operating lease obligations increased to $650 million from $606 million due to new store openings. Purchase obligations increased to $254 million from $208 million due to seasonal increases in purchases of retail inventory. These increases to contractual obligations were offset by a decrease to long-term debt of $10 million from $161 million at January 29, 2005 to $151 million at July 30, 2005.
Capital Expenditures
Total capital expenditures in Fiscal 2006 are expected to be approximately $56.3 million. These include expected retail capital expenditures of $49.3 million to open approximately 65 Journeys stores, ten Journeys Kidz stores, five Johnston & Murphy stores, 25 Underground Station stores and at least 90 Hat World stores and to complete 68 major store renovations, including five conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2006 for other purposes are expected to be approximately $7.0 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2006. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $3.7 million of costs associated with the prior restructurings and discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board reduced the repurchase authorization to 100,000 shares in Fiscal 2005 as a result of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company did not repurchase any shares during the first six months of Fiscal 2006.
There were $11.0 million of letters of credit outstanding at July 30, 2005, leaving availability under the revolving credit facility of $64.0 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at July 30, 2005.
The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $283,000.
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
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $65.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $65.0 million balance remaining on the term loan. The aggregate notional amount of the swaps is $65.0 million. At July 30, 2005, the net gain on these interest rate swaps was $0.4 million. As of July 30, 2005, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $65.0 million term loan by approximately $0.1 million on an annual basis.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at July 30, 2005. As a result, the Company considers the interest rate market risk implicit in these investments at July 30, 2005 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At July 30, 2005, the Company had $12.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at July 30, 2005 was $0.4 million based on current spot rates. As of July 30, 2005, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.3 million.
Accounts Receivable — The Company’s accounts receivable balance at July 30, 2005 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16% of the Company’s trade accounts receivable balance and another customer accounted for 11% as of July 30, 2005. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at July 30, 2005, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006.

New Accounting Principles
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company’s board of directors has amended the Company’s Employee Stock Purchase Plan to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory and are not required to be reflected in the Consolidated Statements of Earnings.
SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (Fiscal 2007 for the Company).
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosure of all prior periods presented.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.5 million and $0.8 million for the second quarter of Fiscal 2006 and 2005, respectively, and $1.5 million and $1.1 million for the first six months of Fiscal 2006 and 2005, respectively.
In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the second quarter and first six months of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million and $1.2 million, respectively. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the second quarter and first six months of Fiscal 2005 were previously restated.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s management, including its chief executive officer and its chief financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of July 30, 2005, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.
(b)	Changes in internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
During the quarter ended July 30, 2005, the Company continued to evaluate processes and implement changes to enhance the effectiveness of internal controls surrounding information systems security and program changes and inventory purchase pricing relating to one of the Company’s business units.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
California Employment Matter
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the accompanying Consolidated Statements of Earnings for the first six months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. The Drake action is stayed pending final resolution of the Schreiner action.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 22, 2005, shares representing a total of 22,790,679 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	elected nine directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”
Leonard L. Berry	20,259,478	527,325
William F. Blaufuss, Jr.	20,258,557	528,246
Robert V. Dale	20,259,363	527,440
Matthew C. Diamond	20,259,789	527,014
Marty G. Dickens	19,825,712	961,091
Ben T. Harris	20,318,118	468,685
Kathleen Mason	17,279,266	3,507,537
Hal N. Pennington	19,476,629	1,310,174
William A. Williamson, Jr.	19,416,683	1,370,120
2)	approved the Genesco Inc. 2005 Equity Incentive Plan by a vote of 12,337,288 for and 5,652,488 against, with 154,670 abstentions and 2,642,357 broker non-votes; and
3)	ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending January 28, 2006 by a vote of 20,647,374 for and 127,812 against, with 11,617 abstentions and no broker non-votes.

Item 6. Exhibits
(a) Exhibits
(10)a.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 24, 2005.

(10)b.	Genesco Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2005 (File No. 1-3083).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi

James S. Gulmi
Chief Financial Officer
September 8, 2005