Form 10-Q
period 2005-10-29
GENESCO INC
filed 2005-12-08
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended October 29, 2005

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
Yes ☐ No ☑

Common Shares Outstanding November 25, 2005 – 22,869,210

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets — October 29, 2005, January 29, 2005 and October 30, 2004	3
Consolidated Statements of Earnings — Three Months Ended and Nine Months Ended October 29, 2005 and October 30, 2004	5
Consolidated Statements of Cash Flows — Three Months Ended and Nine Months Ended October 29, 2005 and October 30, 2004	6
Consolidated Statements of Shareholders’ Equity — Year Ended January 29, 2005 and Nine Months Ended October 29, 2005	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	56
Part II. Other Information
Item 1. Legal Proceedings	57
Item 6. Exhibits	57
Signature	58
EX-10.B NON-EMPLOYEE DIRECTOR AND NAMED EXECUTIVE OFFICER COMPENSATION
EX-10.C FORM OF INCENTIVE STOCK OPTION AGREEMENT
EX-10.D FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.E FORM OF RESTRICTED SHARE AWARD AGREEMENT
EX-10.F FORM OF RESTRICTED SHARE AWARD AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	October 29,	January 29,	October 30,
	2005	2005	2004

			(as restated,
			see Note 2)

Assets
Current Assets
Cash and cash equivalents	$33,398	$60,068	$15,012
Accounts receivable, net of allowances of $1,933 at October 29, 2005, $2,166 at January 29, 2005 and $2,409 at October 30, 2004	22,738	17,906	18,823
Inventories	292,798	207,197	265,733
Deferred income taxes	6,087	2,699	6,199
Prepaids and other current assets	19,925	18,049	17,706

Total current assets	374,946	305,919	323,473

Property and equipment:
Land	4,972	4,972	4,972
Buildings and building equipment	14,690	14,565	14,336
Computer hardware, software and equipment	58,978	54,445	52,784
Furniture and fixtures	63,420	58,679	56,051
Construction in progress	15,664	6,085	7,231
Improvements to leased property	174,562	158,692	154,741

Property and equipment, at cost	332,286	297,438	290,115
Accumulated depreciation	(150,656)	(128,768)	(121,913)

Property and equipment, net	181,630	168,670	168,202

Deferred income taxes	817	329	2,245
Goodwill	96,561	97,223	97,430
Trademarks	47,665	47,633	47,621
Other intangibles, net of accumulated amortization of $3,741 at October 29, 2005, $1,954 at January 29, 2005 and $1,350 at October 30, 2004	4,845	6,632	7,236
Other noncurrent assets	9,241	9,165	9,243

Total Assets	$715,705	$635,571	$655,450

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	October 29,		January 29,		October 30,
	2005		2005		2004

					(as restated,
					see Note 2)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$115,993		$65,599		$93,541
Accrued employee compensation	18,384		21,836		17,411
Accrued other taxes	9,128		10,162		7,471
Accrued income taxes	4,496		5,312		6,058
Other accrued liabilities	26,910		22,640		22,137
Current portion — long-term debt	-0	-	-0	-	17,000
Provision for discontinued operations	3,753		4,125		4,121

Total current liabilities	178,664		129,674		167,739

Long-term debt	151,250		161,250		175,250
Pension liability	24,230		28,328		29,180
Deferred rent and other long-term liabilities	48,218		42,576		42,175
Provision for discontinued operations	1,628		1,678		1,854

Total liabilities	403,990		363,506		416,198

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,704		7,474		7,493
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
October 29, 2005 — 23,357,359/22,868,895 January 29, 2005 — 22,925,857/22,437,393 October 30, 2004 — 22,586,946/22,098,482	23,357		22,926		22,587
Additional paid-in capital	118,592		109,005		101,767
Retained earnings	208,010		176,819		151,196
Accumulated other comprehensive loss	(27,091)		(26,302)		(25,934)
Treasury shares, at cost	(17,857)		(17,857)		(17,857)

Total shareholders’ equity	311,715		272,065		239,252

Total Liabilities and Shareholders’ Equity	$715,705		$635,571		$655,450

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

		(as restated,		(as restated,
		see Note 2)		see Note 2)

Net sales	$316,336	$288,398	$877,589	$759,863
Cost of sales	154,825	145,030	430,567	383,928
Selling and administrative expenses	133,225	119,492	385,429	330,841
Restructuring and other, net	(789)	664	2,255	572

Earnings from operations	29,075	23,212	59,338	44,522

Interest expense, net
Interest expense	2,871	3,204	8,748	8,138
Interest income	(202)	(66)	(807)	(222)

Total interest expense, net	2,669	3,138	7,941	7,916

Earnings before income taxes from continuing operations	26,406	20,074	51,397	36,606
Income taxes	10,168	7,691	19,967	13,592

Earnings from continuing operations	16,238	12,383	31,430	23,014
Provision for discontinued operations, net	(95)	(440)	(30)	(461)

Net Earnings	$16,143	$11,943	$31,400	$22,553

Basic earnings per common share:
Continuing operations	$.71	$.56	$1.38	$1.04
Discontinued operations	$.00	$(.02)	$.00	$(.02)
Net earnings	$.71	$.54	$1.38	$1.02
Diluted earnings per common share:
Continuing operations	$.62	$.49	$1.22	$.94
Discontinued operations	$(.01)	$(.02)	$.00	$(.02)
Net earnings	$.61	$.47	$1.22	$.92

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

Three Months Ended	Nine Months Ended
October 29,	October 30,	October 29,	October 30,
2005	2004	2005	2004

(as restated,	(as restated,
see Note 2)	see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,143	$11,943	$31,400	$22,553
Tax benefit of stock options exercised	850	97	2,350	1,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	8,743	8,051	25,630	22,837
Provision for legal settlement	(891)	-0-	1,680	-0-
Deferred income taxes	(2,157)	266	(2,679)	(43)
Provision for losses on accounts receivable	55	(12)	39	76
Impairment of long-lived assets	39	369	376	688
Loss on retirement of debt	-0	-	-0	-	74	-0	-
Provision for discontinued operations	157	705	51	739
Other	1,390	998	2,810	2,190
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(5,030)	(2,441)	(4,870)	(5,890)
Inventories	(22,109)	(2,356)	(85,601)	(63,729)
Prepaids and other current assets	(77)	(4,305)	(1,876)	(2,400)
Accounts payable	990	(2,572)	45,274	21,330
Other accrued liabilities	8,972	14,769	(3,151)	13,628
Other assets and liabilities	3,831	2,601	2,731	6,408

Net cash provided by operating activities	10,906	28,113	14,238	19,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,040)	(12,044)	(41,184)	(29,873)
Acquisitions, net of cash acquired	-0	-	1,120	-0	-	(167,663)
Proceeds from sale of property and equipment	18	9	19	11

Net cash used in investing activities	(18,022)	(10,915)	(41,165)	(197,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	-0	-	-0	-	(10,000)	-0	-
Payments of capital leases	(77)	(135)	(267)	(321)
Change in overdraft balances	166	(8,355)	5,120	5,253
Revolver borrowings, net	-0	-	(10,000)	-0	-	6,000
Dividends paid	(67)	(73)	(209)	(219)
Long-term borrowings	-0	-	-0	-	-0	-	100,000
Options exercised	1,644	1,100	5,613	4,065
Deferred financing costs	-0	-	-0	-	-0	-	(3,360)
Other	-0	-	(9)	-0	-	(9)

Net cash provided by (used in) financing activities	1,666	(17,472)	257	111,409

Net Cash Flow	(5,450)	(274)	(26,670)	(66,537)
Cash and cash equivalents at beginning of period	38,848	15,286	60,068	81,549

Cash and cash equivalents at end of period	$33,398	$15,012	$33,398	$15,012

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,712	$1,831	$6,884	$5,939
Income taxes	5,412	1,236	20,948	15,890
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2004	$7,580	$22,212	$96,612	$128,862	$(25,164)	$(17,857)		$212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	$48,249	48,249
Dividends paid	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of stock options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares — Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	7,474	22,926	109,005	176,819	(26,302)	(17,857)		272,065

Net earnings	-0-	-0-	-0-	31,400	-0-	-0-	31,400	31,400
Dividends paid	-0-	-0-	-0-	(209)	-0-	-0-	-0-	(209)
Exercise of stock options	-0-	387	5,718	-0-	-0-	-0-	-0-	6,105
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	2,350	-0-	-0-	-0-	-0-	2,350
Conversion of Series 4 Preferred Stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,060)	-0-	(1,060)	(1,060)
Gain on interest rate swaps (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	309	-0-	309	309
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(38)	-0-	(38)	(38)
Other	(47)	8	324	-0-	-0-	-0-	-0-	285

Comprehensive income*							$30,611

Balance October 29, 2005	$6,704	$23,357	$118,592	$208,010	$(27,091)	$(17,857)		$311,715

*	Comprehensive income was $15.8 million and $11.7 million for the third quarter ended October 29, 2005 and October 30, 2004, respectively. Comprehensive income was $21.8 million for the nine month period ended October 30, 2004.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy, Dockers and Perry Ellis brands and the operation at October 29, 2005 of 1,718 Jarman, Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Included in cash and cash equivalents at October 29, 2005 and January 29, 2005 are cash equivalents of $17.7 million and $51.3 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At October 29, 2005 and January 29, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $22.8 million and $17.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 13% of the Company’s trade receivables balance and another customer accounted for 11% as of October 29, 2005 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of October 29, 2005.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of related assets. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

Buildings and building equipment	20-45 years
Computer hardware, software and equipment	3-10years
Furniture and fixtures	10years
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.1 million and $1.8 million for the third quarter of Fiscal 2006 and 2005, respectively, and $3.2 million and $4.2 million for the first nine months of Fiscal 2006 and 2005, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.0 million and $6.1 million for the third quarter of Fiscal 2006 and 2005, respectively, and $21.1 million and $18.0 million for the first nine months of Fiscal 2006 and 2005, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets included prepaid assets for direct response advertising costs of $0.9 million and $1.2 million at October 29, 2005 and January 29, 2005.

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
Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million and $0.7 million for the third quarter of Fiscal 2006 and 2005, respectively, and $1.6 million and $1.8 million for the first nine months of Fiscal 2006 and 2005, respectively. During the first nine months of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.3 million and $1.1 million for the third quarter of Fiscal 2006 and 2005, respectively, and $2.5 million and $2.2 million for the first nine months of Fiscal 2006 and 2005, respectively. During the first nine months of Fiscal 2006 and 2005, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 29, 2005 consists of $27.0 million of cumulative minimum pension liability adjustments, net of tax, cumulative net losses of $0.6 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.5 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of $0.1 million.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Stock Incentive Plans
As of October 29, 2005, the Company had two fixed stock incentive plans. Under the new 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company granted options to management personnel as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In April 2005, 36,764 shares of restricted stock granted to the chairman, president and chief executive officer of the Company in April 2002 vested and their fair value was charged against income as compensation cost over the vesting period. The Company’s only outstanding, unvested restricted stock under the 1996 Stock Incentive Plan consists of shares granted to non-employee directors. Under the 2005 Equity Incentive Plan, the Company issued 226,188 shares of restricted stock in October 2005. The fair value of this stock is charged against income as compensation cost over the vesting period. Compensation cost of $0.1 million, $0.1 million, $0.2 million and $0.3 million, net of tax, for each of the third quarters and first nine months of Fiscal 2006 and 2005, respectively, has been charged against income for restricted stock granted under our stock incentive plans. No other stock incentive plan compensation is reflected in net earnings, as all other awards under the fixed stock incentive plans were options with an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$16,143	$11,943	$31,400	$22,553

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	73	99	229	318

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(760)	(2,257)	(2,012)

Pro forma net earnings	$15,438	$11,282	$29,372	$20,859

Earnings per share:

Basic — as reported	$.71	$.54	$1.38	$1.02

Basic — pro forma	$.67	$.51	$1.29	$.94

Diluted — as reported	$.61	$.47	$1.22	$.92

Diluted — pro forma	$.59	$.45	$1.14	$.86

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company’s board of directors has amended the Company’s Employee Stock Purchase Plan to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory and compensation expense related thereto is not required to be reflected in the Consolidated Statements of Earnings.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share set forth above. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.9 million and $0.1 million for the third quarter of Fiscal 2006 and 2005, respectively, and $2.4 million and $1.2 million for the first nine months of Fiscal 2006 and 2005, respectively.

In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the third quarter and first nine months of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million and $1.8 million, respectively. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the third quarter and first nine months of Fiscal 2005 were previously restated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Restatement of Financial Statements
On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal 2005. Accordingly, the prior year financial results for the fiscal quarter and nine months ended October 30, 2004 reflect the impact of the restatement.
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
Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of October 30, 2004, as well as on the Company’s Consolidated Statements of Earnings and Cash Flows for the three months and nine months ended October 30, 2004 (in thousands, except per share amounts):
Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

October 30, 2004:
Deferred income taxes – current	$10,510	$(4,311)	$6,199
Property and equipment, net	152,125	16,077	168,202
Deferred income taxes – non-current	-0-	2,245	2,245
Total assets	641,439	14,011	655,450
Total current liabilities*	179,150	(11,411)	167,739
Deferred income tax liability	4,210	(4,210)	-0-
Deferred rent and other long-term liabilities	9,076	33,099	42,175
Retained earnings	154,663	(3,467)	151,196
Total shareholders’ equity	242,719	(3,467)	239,252
Total liabilities and shareholders’ equity	$641,439	$14,011	$655,450

*	Deferred rent reclassified to other long-term liabilities.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Restatement of Financial Statements, Continued
Consolidated Statement of Earnings

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended October 30, 2004:
Selling and administrative expenses	$119,251	$241	$119,492
Restructuring and other, net	667	(3)	664
Earnings from operations	23,450	(238)	23,212
Earnings before income taxes from continuing operations	20,312	(238)	20,074
Income taxes	7,783	(92)	7,691
Earnings from continuing operations	12,529	(146)	12,383
Net Earnings	$12,089	$(146)	$11,943

Net earnings per common share — basic	$.55	$(.01)	$.54
Net earnings per common share — diluted*	$.54	$(.07)	$.47

*	Diluted net earnings per share decreased $0.06 per share due to the restatement for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (see Note 8). The lease restatement decreased net earnings $0.01 per share for the three months ended October 30, 2004.
Consolidated Statement of Earnings

	As Previously
	Reported	Adjustments	As Restated

Nine Months Ended October 30, 2004:
Selling and administrative expenses	$330,596	$245	$330,841
Restructuring and other, net	627	(55)	572
Earnings from operations	44,712	(190)	44,522
Earnings before income taxes from continuing operations	36,796	(190)	36,606
Income taxes	13,668	(76)	13,592
Earnings from continuing operations	23,128	(114)	23,014
Net Earnings	$22,667	$(114)	$22,553

Net earnings per common share — basic	$1.02	$.00	$1.02
Net earnings per common share — diluted*	$1.00	$(.08)	$.92

*	Diluted net earnings per share decreased $0.07 per share due to the restatement for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (see Note 8). The lease restatement decreased net earnings $0.01 per share for the nine months ended October 30, 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Restatement of Financial Statements, Continued
Consolidated Statement of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended October 30, 2004:
Net cash provided by operating activities	$27,628	485	$28,113
Net cash used in investing activities	(10,430)	(485)	(10,915)

Nine Months Ended October 30, 2004:
Net cash provided by operating activities	$17,520	2,059	$19,579
Net cash used in investing activities	(195,466)	(2,059)	(197,525)

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

	Three Months Ended		Nine Months Ended
In thousands,	Actual	Actual	Actual	Pro forma
except per share data	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net sales	$316,336	$288,398	$877,589	$792,824
Net earnings	16,143	11,943	31,400	21,103
Net earnings per share:
Basic	$0.71	$0.54	$1.38	$0.95
Diluted	$0.61	$0.47	$1.22	$0.87
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., consisting of 18 Cap Connection and Head Quarters stores at October 29, 2005 in Alberta, British Columbia and Ontario, Canada. The purchase price for the Cap Connection business was approximately $1.7 million. Cap Connection is a leading Canadian specialty retailer of headwear.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
The Company recorded a pretax credit to earnings of $0.8 million ($0.5 million net of tax) in the third quarter of Fiscal 2006. The credit was primarily for the recognition of a gain of $0.9 million associated with the conclusion of the settlement of a California employment class action more favorably than originally anticipated, when the charge associated with the settlement was originally taken in the first quarter of Fiscal 2006 (see Note 9), offset by a $0.1 million charge for retail store asset impairments and lease terminations of four Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2006. The charge was primarily for retail store asset impairments and lease terminations of two Jarman stores.
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for the anticipated settlement of the California class action referenced above, $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores.
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

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total

Balance January 31, 2004 (included in other accrued liabilities)	$54	$453	$507
Charges and adjustments, net	(54)	(453)	(507)

Balance January 29, 2005	$-0-	$-0-	$-0-

Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 31, 2004	$3,021	$2	$3,023
Additional provisions Fiscal 2005	911	-0-	911
Charges and adjustments, net	1,868	1	1,869

Balance January 29, 2005	5,800	3	5,803
Additional provisions Fiscal 2006	51	-0-	51
Charges and adjustments, net	(473)	-0-	(473)

Balance October 29, 2005*	5,378	3	5,381
Current provision for discontinued operations	3,750	3	3,753

Total Noncurrent Provision for Discontinued Operations	$1,628	$-0-	$1,628

*	Includes $5.2 million environmental provision including $3.6 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Inventories

	October 29,	January 29,
In thousands	2005	2005

Raw materials	$211	$212
Wholesale finished goods	23,018	28,476
Retail merchandise	269,569	178,509

Total Inventories	$292,798	$207,197

Note 6
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At October 29, 2005 and January 29, 2005, the Company had approximately $9.6 million and $12.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately three and one-half months as of October 29, 2005. The loss based on spot rates under these contracts at October 29, 2005 was $0.1 million and the gain based on spot rates at January 29, 2005 was $0.1 million. For the nine months ended October 29, 2005, the Company recorded an unrealized loss on foreign currency forward contracts of $1.8 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Derivative Instruments and Hedging Activities, Continued
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter of Fiscal 2005, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (4.054% at October 3, 2005, the day the rate was last set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million as of October 1, 2004. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005, the swap agreement with a $20.0 million notional amount expires on July 1, 2006 and the swap agreement with a $30.0 million notional amount expires on April 1, 2007. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.
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
At October 29, 2005, the net gain of these interest rate swap agreements was $0.5 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
In thousands	2005	2004	2005	2004

Service cost	$61	$520	$188	$1,644
Interest cost	1,656	1,734	4,982	5,136
Expected return on plan assets	(1,920)	(1,862)	(5,781)	(5,631)
Amortization:
Prior service cost	-0-	-0-	-0-	(70)
Losses	1,087	973	3,416	3,043

Net amortization	1,087	973	3,416	2,973

Curtailment gain	-0-	-0-	-0-	(605)

Net Periodic Benefit Cost	$884	$1,365	$2,805	$3,517

	Other Benefits
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
In thousands	2005	2004	2005	2004

Service cost	$37	$44	$111	$132
Interest cost	44	24	132	72
Expected return on plan assets	-0-	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	-0-	-0-	-0-
Losses	14	20	42	60

Net amortization	14	20	42	60

Net Periodic Benefit Cost	$95	$88	$285	$264

Curtailment
The Company’s board of directors approved freezing the Company’s defined benefit pension plan in the second quarter ended July 31, 2004, effective January 1, 2005. The action resulted in a curtailment gain of $0.6 million in the second quarter ended July 31, 2004 which is reflected in the restructuring and other, net line on the accompanying Statements of Earnings for the nine months ended October 30, 2004.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 29, 2005			October 30, 2004
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$16,238			$12,383

Less: Preferred stock dividends	(67)			(73)

Basic EPS
Income available to common shareholders	16,171	22,797	$.71	12,310	22,041	$.56

Effect of Dilutive Securities
Options		521			348
Convertible preferred stock(1)	42	67		21	37
4 1/8% Convertible Subordinated Debentures(2)	617	3,899		616	3,899
Employees’ preferred stock(3)		62			63

Diluted EPS
Income available to common shareholders plus assumed conversions	$16,830	27,346	$.62	$12,947	26,388	$.49

(1)	The amounts of the dividend on the Series 1 and 3 convertible preferred stock in the third quarter ended October 29, 2005 and the Series 1 convertible preferred stock in the third quarter ended October 30, 2004 per common share obtainable on conversion of the convertible preferred stock were less than basic earnings per share. Therefore, conversion of these preferred shares were included in diluted earnings per share. The amounts of the dividend on the Series 4 convertible preferred stock in the third quarter this year and the Series 3 and 4 convertible preferred stock in last year’s third quarter per common share obtainable on conversion of the convertible preferred stock were higher than basic earnings per share. Therefore, conversion of these preferred shares were not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock were 30,125, 37,263 and 13,960, respectively, as of October 29, 2005.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and to restate prior periods. Results for the third quarter of Fiscal 2005 have been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 29, 2005			October 30, 2004
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$31,430			$23,014

Less: Preferred stock dividends	(209)			(219)

Basic EPS
Income available to common shareholders	31,221	22,675	$1.38	22,795	21,902	$1.04

Effect of Dilutive Securities
Options		469			391
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	1,850	3,899		1,843	3,899
Employees’ preferred stock(3)		63			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$33,071	27,106	$1.22	$24,638	26,256	$.94

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,125, 37,263 and 13,960, respectively, as of October 29, 2005.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and to restate prior periods. Results for the first nine months of Fiscal 2005 have been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
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
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.3 million to $6.5 million, net of insurance recoveries, $3.0 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, including amounts previously expended or provided for by the Company, as described in this footnote.
The Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any, beyond that voluntarily assumed by the consent order. The Company’s voluntary assumption of certain responsibility to date was based upon its judgment that such action was preferable to litigation to determine its liability, if any, for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation versus the costs and uncertainty of litigation.
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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $0.8 million to $5.1 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Related to all outstanding environmental contingencies, the Company had accrued $5.2 million as of October 29, 2005, $5.5 million as of January 29, 2005 and $2.7 million as of January 31, 2004. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
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
California Employment Matter
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the Consolidated Statements of Earnings for the first three months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. On November 22, 2005, the Schreiner court granted final approval of the settlement and the Company and the Drake plaintiff reached an agreement on November 17, 2005 to settle that action. The two matters were resolved more favorably to the Company than originally expected, as not all members of the plaintiff class in Schreiner submitted claims and because the court required that plaintiff’s counsel bear the administrative expenses of the settlement. Consequently, the Company recognized income of $0.9 million before tax, reflected in restructuring and other, net in the accompanying Consolidated Statements of Earnings for the third quarter of Fiscal 2006.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Business Segment Information
The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers Footwear and Perry Ellis Footwear. The Company introduced Perry Ellis footwear with a limited offering for the Holiday 2005 season. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.
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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other, including a $1.7 million charge for a litigation settlement in the first nine months of Fiscal 2006.

Three Months Ended		Underground
October 29, 2005		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$153,109	$38,395	$68,330	$38,981	$17,548	$64	$316,427
Intercompany sales	-0-	-0-	-0-	-0-	(91)	-0-	(91)

Net sales to external customers	$153,109	$38,395	$68,330	$38,981	$17,457	$64	$316,336

Segment operating income (loss)	$21,551	$1,965	$7,615	$1,404	$1,781	$(6,030)	$28,286
Restructuring and other	-0-	-0-	-0-	-0-	-0-	789	789

Earnings (loss) from operations	21,551	1,965	7,615	1,404	1,781	(5,241)	29,075
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,871)	(2,871)
Interest income	-0-	-0-	-0-	-0-	-0-	202	202

Earnings (loss) before income taxes from continuing operations	$21,551	$1,965	$7,615	$1,404	$1,781	$(7,910)	$26,406

Total assets	$202,105	$65,897	$258,002	$63,123	$20,934	$105,644	$715,705
Depreciation	3,289	1,078	2,348	713	12	1,303	8,743
Capital expenditures	7,756	2,998	6,215	602	17	452	18,040

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Three Months Ended		Underground
October 30, 2004		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$137,985	$34,273	$59,477	$38,256	$18,400	$73	$288,464
Intercompany sales	-0-	-0-	-0-	-0-	(66)	-0-	(66)

Net sales to external customers	$137,985	$34,273	$59,477	$38,256	$18,334	$73	$288,398

Segment operating income (loss)	$17,830	$720	$7,612	$1,881	$2,140	$(6,307)	$23,876
Restructuring charge	-0-	-0-	-0-	-0-	-0-	(664)	(664)

Earnings (loss) from operations	17,830	720	7,612	1,881	2,140	(6,971)	23,212
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,204)	(3,204)
Interest income	-0-	-0-	-0-	-0-	-0-	66	66

Earnings (loss) before income taxes from continuing operations	$17,830	$720	$7,612	$1,881	$2,140	$(10,109)	$20,074

Total assets	$180,558	$64,670	$234,445	$64,214	$23,199	$88,364	$655,450
Depreciation	3,071	939	1,990	680	31	1,340	8,051
Capital expenditures	2,706	1,934	4,628	1,100	10	1,666	12,044

Nine Months Ended		Underground
October 29, 2005		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$400,881	$110,417	$199,532	$121,497	$45,417	$197	$877,941
Intercompany sales	-0-	-0-	-0-	-0-	(352)	-0-	(352)

Net sales to external customers	$400,881	$110,417	$199,532	$121,497	$45,065	$197	$877,589

Segment operating income (loss)	$42,270	$3,900	$22,355	$6,352	$3,545	$(16,829)	$61,593
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,255)	(2,255)

Earnings (loss) from operations	42,270	3,900	22,355	6,352	3,545	(19,084)	59,338
Interest expense	-0-	-0-	-0-	-0-	-0-	(8,748)	(8,748)
Interest income	-0-	-0-	-0-	-0-	-0-	807	807

Earnings (loss) before income taxes from continuing operations	$42,270	$3,900	$22,355	$6,352	$3,545	$(27,025)	$51,397

Total assets	$202,105	$65,897	$258,002	$63,123	$20,934	$105,644	$715,705
Depreciation	9,753	3,009	6,721	2,131	34	3,982	25,630
Capital expenditures	16,163	5,515	16,331	1,807	89	1,279	41,184

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Nine Months Ended		Underground
October 30, 2004		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$358,011	$97,864	$135,518	$118,210	$50,485	$223	$760,311
Intercompany sales	-0-	-0-	-0-	-0-	(448)	-0-	(448)

Net sales to external customers	$358,011	$97,864	$135,518	$118,210	$50,037	$223	$759,863

Segment operating income (loss)	$33,076	$862	$16,614	$5,666	$5,195	$(16,319)	$45,094
Restructuring charge	-0-	-0-	-0-	-0-	-0-	(572)	(572)

Earnings (loss) from operations	33,076	862	16,614	5,666	5,195	(16,891)	44,522
Interest expense	-0-	-0-	-0-	-0-	-0-	(8,138)	(8,138)
Interest income	-0-	-0-	-0-	-0-	-0-	222	222

Earnings (loss) before income taxes from continuing operations	$33,076	$862	$16,614	$5,666	$5,195	$(24,807)	$36,606

Total assets	$180,558	$64,670	$234,445	$64,214	$23,199	$88,364	$655,450
Depreciation	9,241	2,745	4,418	2,068	93	4,272	22,837
Capital expenditures	7,874	5,019	9,703	2,607	31	4,639	29,873

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
This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels;

•	Weakness in consumer demand for products sold by the Company;

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings;

•	Changes in the timing of the holidays or in the onset of seasonal weather affecting demand or period to period sales comparisons;

•	Changes in buying patterns by significant wholesale customers;

•	Disruptions in product availability or distribution;

•	Unfavorable trends in foreign exchange rates and other factors affecting the cost of products;

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts);

•	Variations from expected pension-related charges caused by conditions in the financial markets; and

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Consolidated Financial Statements.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,700 retail footwear and headwear stores throughout the United States and Puerto Rico and 18 headwear stores in Canada as of October 29, 2005. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers and Perry Ellis brands to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat

World Corporation (“Hat World”), a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta–based Cap Connection Ltd., a leading Canadian specialty retailer of headwear, operating 18 stores at October 29, 2005. See “Significant Developments.”
The Company operates five reportable business segments (not including corporate): Journeys, comprised of Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,700 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages four to eleven. These stores average approximately 1,400 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,600 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first nine months of Fiscal 2006, eight Jarman stores were closed and two Jarman stores were converted to Underground Station stores. During Fiscal 2005, 20 Jarman stores were closed and twelve Jarman stores were converted to Underground Station stores.
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

The Company entered into an exclusive license with Perry Ellis International to market men’s footwear in the United States under the Perry Ellis® and Perry Ellis Portfolio® brands in 2005. The Perry Ellis license agreement expires December 31, 2008 with a Company option to renew through December 31, 2011. The Company introduced Perry Ellis Footwear with a limited offering for Holiday 2005 season. The Company expects to sell footwear under the Perry Ellis license primarily to department and specialty stores across the country.
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
Summary of Operating Results
The Company’s net sales increased 9.7% during the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005. The increase was driven primarily by the addition of new stores and a 5% increase in comparable store sales for all concepts. Gross margin increased as a percentage of net sales during the third quarter of Fiscal 2006 primarily due to improved gross margins in the Journeys, Underground Station and Hat World businesses. Selling and administrative expenses increased as a percentage of net sales during the third quarter of Fiscal 2006 due to increased expenses in the Journeys, Hat World, Johnston & Murphy and Licensed Brands businesses. Operating income increased as a percentage of net sales during the third quarter of Fiscal 2006 due to improved operating income in the Journeys and Underground Station businesses.
Significant Developments
Hurricanes Katrina and Rita
Nine of the Company’s stores sustained damage in Hurricanes Katrina and Rita. The Company recorded a pretax charge to earnings of $0.6 million ($0.4 million net of tax) in the third quarter of Fiscal 2006 for uninsured losses related to the hurricanes.
Restatement of Financial Statements
On April 14, 2005, the Company filed its annual report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2004 and 2003 and the first three quarters of Fiscal

2005. Accordingly, the prior year financial results for the fiscal quarter and nine months ended October 30, 2004 reflect the impact of the restatement.
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
See Note 2 to the Consolidated Financial Statements for a summary of the effects of this restatement on the Company’s Consolidated Balance Sheet as of October 30, 2004, as well as the Company’s Consolidated Statements of Earnings and Cash Flows for the three months and nine months ended October 30, 2004.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million. At October 29, 2005, the Company operated 18 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada.
Hat World Acquisition
On April 1, 2004, the Company completed the acquisition of Hat World for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. Hat World is a leading specialty retailer of licensed and branded headwear operating under the Hat World, Lids and Hat Zone names. The Company believes the acquisition has enhanced its strategic development and prospects for growth. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand.
Restructuring and Other Charges
The Company recorded a pretax credit to earnings of $0.8 million ($0.5 million net of tax) in the third quarter of Fiscal 2006. The credit was primarily for the recognition of a gain of $0.9 million associated with the conclusion of the settlement of a California employment class action more favorably than originally anticipated, when the charge associated with the settlement was originally taken in the first quarter of Fiscal 2006 (see Note 9), offset by a $0.1 million charge for retail store asset impairments and lease terminations of four Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2006. The charge was primarily for retail store asset impairments and lease terminations of two Jarman stores.
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included a $2.6 million charge for the anticipated settlement of the California class action referenced above, $0.2 million in retail store asset impairments and $0.1 million related to lease terminations of two Jarman stores.

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
Results of Operations — Third Quarter Fiscal 2006 Compared to Fiscal 2005
The Company’s net sales in the third quarter ended October 29, 2005 increased 9.7% to $316.3 million from $288.4 million in the third quarter ended October 30, 2004. Gross margin increased 12.7% to $161.5 million in the third quarter this year from $143.4 million in the same period last year and increased as a percentage of net sales from 49.7% to 51.1%. Selling and administrative expenses in the third quarter this year increased 11.5% from the third quarter last year and increased as a percentage of net sales from 41.4% to 42.1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the third quarter ended October 29, 2005 were $26.4 million compared to $20.1 million for the third quarter ended October 30, 2004. Pretax earnings for the third quarter ended October 29, 2005 included a restructuring and other credit of $0.8 million, primarily due to a favorable adjustment to a litigation settlement in the third quarter, offset by retail store asset impairments and lease terminations of four Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for the third quarter ended October 30, 2004 included a restructuring and other charge of $0.7 million, primarily for lease terminations of four Jarman stores and retail store asset impairments.
Net earnings for the third quarter ended October 29, 2005 were $16.1 million ($0.61 diluted earnings per share) compared to $11.9 million ($0.47 diluted earnings per share) for the third quarter ended October 30, 2004. Net earnings for the third quarter ended October 29, 2005 included a $0.1 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental costs. Net earnings for the third quarter ended October 30, 2004 included a $0.4 million ($0.02 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by $3.0 million from settlements with certain insurance carriers regarding the sites. See Note 9 to the Consolidated Financial Statements. The Company recorded an effective income tax rate of 38.5% in the third quarter this year compared to 38.3% in the same period last year.

Journeys

	Three Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$153,109	$137,985	11.0%
Operating income	$21,551	$17,830	20.9%
Operating margin	14.1%	12.9%
Net sales from Journeys increased 11.0% for the third quarter ended October 29, 2005 compared to the same period last year. The increase reflects a 5% increase in comparable store sales and a 5% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Footwear unit comparable sales also increased 6% for the third quarter ended October 29, 2005. The average price per pair of shoes decreased 1% in the third quarter of Fiscal 2006, reflecting changes in product mix, while unit sales increased 11% during the same period. The comparable sales performance was primarily driven by continued growth in comparable unit sales. Journeys operated 724 stores at the end of the third quarter of Fiscal 2006, including 41 Journeys Kidz stores, compared to 687 stores at the end of the third quarter last year, including 41 Journeys Kidz stores.
Journeys operating income for the third quarter ended October 29, 2005 was up 20.9% to $21.6 million, compared to $17.8 million for the third quarter ended October 30, 2004. The increase was due to increased net sales, reflecting increased comparable store sales and store growth, and to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix and decreased markdowns as a percentage of net sales.
Underground Station Group

	Three Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$38,395	$34,273	12.0%
Operating income	$1,965	$720	172.9%
Operating margin	5.1%	2.1%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 12.0% for the third quarter ended October 29, 2005 compared to the same period last year. Comparable store sales were up 9% for the Underground Station Group, 13% for Underground Station stores and down 5% for Jarman retail stores. Footwear unit comparable sales were up 7% in the Underground Station stores. The strong comparable sales performance was primarily driven by continued increases in average selling prices and continued growth in unit comparable sales. The average price per pair of shoes increased 4% in the third quarter of Fiscal 2006, primarily reflecting lower markdowns as a percentage of net sales and changes in product mix, and unit sales increased 5% during the same period. Underground Station Group operated 230 stores at the end of the third quarter of Fiscal 2006, including 176 Underground Station stores. The

Underground Station Group operated 231 stores at the end of the third quarter last year, including 158 Underground Station stores.
Underground Station Group operating income for the third quarter ended October 29, 2005 was $2.0 million, compared to $0.7 million for the third quarter last year. The increase was due to increased net sales, to increased gross margin as a percentage of net sales, primarily reflecting lower markdowns as a percentage of net sales and changes in product mix, and to decreased expenses as a percentage of net sales.
Hat World

	Three Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$68,330	$59,477	14.9%
Operating income	$7,615	$7,612	0%
Operating margin	11.1%	12.8%
Net sales from Hat World increased 14.9% for the third quarter ended October 29, 2005 compared to the same period last year. The increase reflects primarily a 14% increase in average Hat World stores operated and a 1% increase in comparable store sales. Hat World’s comparable store sales were impacted by significantly lower consumer demand for baseball caps featuring the teams in this year’s World Series as compared to last year’s. Hat World operated 621 stores at the end of the third quarter of Fiscal 2006, including 18 stores in Canada, compared to 543 stores at the end of the third quarter last year, including 18 stores in Canada.
Hat World operating income for the third quarter ended October 29, 2005 was flat at $7.6 million compared to the third quarter ended October 30, 2004. While net sales increased, reflecting primarily increased average stores operated, and gross margin increased as a percentage of net sales, primarily reflecting decreased stock shortages, Hat World expenses as a percentage of net sales also increased as a result of the inability to leverage expenses due to the small increase in comparable store sales. Therefore, operating income was flat.
Johnston & Murphy

	Three Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$38,981	$38,256	1.9%
Operating income	$1,404	$1,881	(25.4)%
Operating margin	3.6%	4.9%
Johnston & Murphy net sales increased 1.9% to $39.0 million for the third quarter ended October 29, 2005 from $38.3 million for the third quarter ended October 30, 2004, reflecting primarily a 5% increase in comparable store sales for Johnston & Murphy retail operations offset by a 1% decrease in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 9% in the third quarter of Fiscal 2006 while the average price per pair of shoes decreased

9% for the same period primarily due to changes in product mix. Retail operations accounted for 73.1% of Johnston & Murphy segment sales in the third quarter this year, up from 72.5% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 4% (5% in the Johnston and Murphy Shops) in the third quarter this year primarily due to changes in product mix, while unit sales increased 5% during the same period. The store count for Johnston & Murphy retail operations at the end of the third quarter this year included 143 Johnston & Murphy stores and factory stores compared to 142 Johnston & Murphy stores and factory stores at the end of the third quarter last year.
Johnston & Murphy operating income for the third quarter ended October 29, 2005 decreased to $1.4 million from $1.9 million compared to the same period last year, primarily due to increased expenses as a percentage of net sales due to increased advertising expenses.
Licensed Brands

	Three Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$17,457	$18,334	(4.8)%
Operating income	$1,781	$2,140	(16.8)%
Operating margin	10.2%	11.7%
Licensed Brands’ net sales, primarily consisting of sales of Dockers® branded footwear sold under a license from Levi Strauss & Co., decreased 4.8% to $17.5 million for the third quarter ended October 29, 2005, from $18.3 million for the third quarter ended October 30, 2004. Unit sales for Dockers Footwear decreased 14% while the average price per pair of shoes increased 9% compared to the third quarter last year. The sales decrease reflected lower close-out sales as a result of cleaner inventory from last year and no new product initiatives resulting in lower initial shipments during the quarter.
Licensed Brands’ operating income for the third quarter ended October 29, 2005 decreased 16.8% from $2.1 million for the third quarter ended October 30, 2004 to $1.8 million, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended October 29, 2005 were $5.2 million, compared to $7.0 million for the third quarter ended October 30, 2004. This year’s third quarter included a $0.8 million restructuring and other credit, primarily due to a favorable adjustment to a litigation settlement in the third quarter, offset by retail store asset impairments and lease terminations of four Jarman stores. Last year’s third quarter included $0.7 million of restructuring and other charges, primarily for lease terminations of four Jarman stores and retail store asset impairments. Excluding the listed items in both periods, corporate expenses were down 4%, primarily due to lower bonus accruals and professional fees.
Interest expense decreased 10.4% from $3.2 million in the third quarter ended October 30, 2004, to $2.9 million for the third quarter ended October 29, 2005, primarily due to lower outstanding debt in the third quarter this year as a result of the Company paying $35.0 million, including $18.0 million early, on the $100.0 million term loan. In addition, interest expense decreased because there were no borrowings under the Company’s revolving credit facility during the three months ended October 29, 2005 and there was an average of $11.1 million of borrowings under the Company’s revolving credit facility during the three months ended October 30, 2004.
Interest income increased from $0.1 million for the third quarter ended October 30, 2004 to $0.2 million for the third quarter ended October 29, 2005 due to the increase in average short-term investments.
Results of Operations — Nine Months Fiscal 2006 Compared to Fiscal 2005
The Company’s net sales in the nine months ended October 29, 2005 increased 15.5% to $877.6 million from $759.9 million in the nine months ended October 30, 2004. The sales increase included Hat World sales of $199.5 million in the nine months this year compared to $135.5 million in the nine months last year. Hat World was acquired April 1, 2004 and last year’s nine months only included seven months of Hat World sales. Gross margin increased 18.9% to $447.0 million in the nine months this year from $375.9 million in the same period last year and increased as a percentage of net sales from 49.5% to 50.9%. Selling and administrative expenses in the nine months this year increased 16.5% from the nine months last year and increased as a percentage of net sales from 43.5% to 43.9%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the nine months ended October 29, 2005 were $51.4 million compared to $36.6 million for the nine months ended October 30, 2004. Pretax earnings for the nine months ended October 29, 2005 included restructuring and other charges of $2.3 million, including $1.7 million for settlement of a previously announced class action lawsuit (see Note 9), retail store asset impairments and lease terminations of eight Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for the nine months ended October 30, 2004 included a restructuring and other charge of $0.6 million, primarily for lease terminations of fourteen Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan.
Net earnings for the nine months ended October 29, 2005 were $31.4 million ($1.22 diluted earnings per share) compared to $22.6 million ($0.92 diluted earnings per share) for the nine months ended October 30, 2004. Net earnings for the nine months ended October 30, 2004 included a $0.5 million ($0.02 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by $3.3 million from settlements with certain insurance carriers regarding the sites. See Note 9 to the Consolidated Financial Statements. The Company recorded an effective income tax rate of 38.8% in the nine months ended October 29, 2005 compared to 37.1% in the same period last year. Income taxes for the nine months ended October 30, 2004 included a favorable tax settlement of $0.5 million. Without the settlement the income tax rate would have been 38.5% for the nine months last year.

Journeys

	Nine Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$400,881	$358,011	12.0%
Operating income	$42,270	$33,076	27.8%
Operating margin	10.5%	9.2%
Net sales from Journeys increased 12.0% for the nine months ended October 29, 2005 compared to the same period last year. The increase reflects primarily a 6% increase in comparable store sales and a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). Footwear unit comparable sales also increased 9% for the nine months ended October 29, 2005. The average price per pair of shoes decreased 2% in the first nine months of Fiscal 2006, reflecting changes in product mix, while unit sales increased 14% during the same period driven by fashion athletic, euro casuals, board sport shoes, and women’s fashion footwear. The comparable sales performance was primarily driven by continued growth in comparable unit sales.
Journeys operating income for the nine months ended October 29, 2005 was up 27.8% to $42.3 million compared to $33.1 million for the nine months ended October 30, 2004. The increase was due to increased net sales, reflecting increased comparable store sales and store growth, and to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix and decreased markdowns.
Underground Station Group

	Nine Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$110,417	$97,864	12.8%
Operating income	$3,900	$862	352.4%
Operating margin	3.5%	0.9%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 12.8% for the nine months ended October 29, 2005 compared to the same period last year. Comparable store sales were up 9% for the Underground Station Group, 12% for Underground Station stores and flat for Jarman retail stores. Footwear unit comparable sales were up 7% in the Underground Station stores. The strong comparable sales performance was primarily driven by continued increases in average selling prices and continued growth in unit comparable sales. The average price per pair of shoes increased 4% in the first nine months of Fiscal 2006, primarily reflecting changes in product mix and lower markdowns as a percentage of net sales, and unit sales increased 7% during the same period.
Underground Station Group operating income for the nine months ended October 29, 2005 increased to $3.9 million, compared to $0.9 million in the nine months ended October 30, 2004. The increase was due to increased net sales, to increased gross margin as a percentage of net sales, primarily reflecting changes in product mix and lower markdowns as a percentage of net sales, and to decreased expenses as a percentage of net sales.
Hat World

	Nine Months Ended
	October 29,	October 30,	%
	2005	2004*	Change
	(dollars in thousands)
Net sales	$199,532	$135,518	NM
Operating income	$22,355	$16,614	NM
Operating margin	11.2%	12.3%

*	The Company acquired Hat World on April 1, 2004. Results for the nine month period ended October 30, 2004 are for the period April 1, 2004 – October 30, 2004, and are therefore not comparable to the nine month period ended October 29, 2005.
Hat World comparable store sales increased 4% for the nine months ended October 29, 2005. Hat World’s comparable store sales increase was primarily driven by an increased number of units sold and higher selling prices.
Johnston & Murphy

	Nine Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$121,497	$118,210	2.8%
Operating income	$6,352	$5,666	12.1%
Operating margin	5.2%	4.8%
Johnston & Murphy net sales increased 2.8% to $121.5 million for the nine months ended October 29, 2005 from $118.2 million for the nine months ended October 30, 2004, reflecting primarily a 6% increase in comparable store sales for Johnston & Murphy retail operations and a 1% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the first nine months of Fiscal 2006 while the average price per pair of shoes decreased 4% for the same period. Retail operations accounted for 74.3% of Johnston & Murphy segment sales in the nine months this year, up from 73.9% in the nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 6% (8% in the Johnston and Murphy Shops) in the first nine months this year primarily due to changes in product mix, while unit sales increased 8% during the same period.
Johnston & Murphy operating income for the nine months ended October 29, 2005 increased 12.1% compared to the same period last year, primarily due to increased net sales and to increased gross margin as a percentage of net sales, reflecting improvements in sourcing and a healthier product mix resulting in less promotional selling.

Licensed Brands

	Nine Months Ended
	October 29,	October 30,	%
	2005	2004	Change
	(dollars in thousands)
Net sales	$45,065	$50,037	(9.9)%
Operating income	$3,545	$5,195	(31.8)%
Operating margin	7.9%	10.4%
Licensed Brands’ net sales, primarily consisting of sales of Dockers® branded footwear sold under a license from Levi Strauss & Co., decreased 9.9% to $45.1 million for the nine months ended October 29, 2005, from $50.0 million for the nine months ended October 30, 2004. Unit sales for Dockers Footwear decreased 13% while the average price per pair of shoes increased 4% compared to the first nine months last year. The sales decrease reflected some product quality issues, a change in merchandising strategy of a key customer and other customers pursuing private label initiatives at the expense of branded product offerings.
Licensed Brands’ operating income for the nine months ended October 29, 2005 decreased 31.8% from $5.2 million for the nine months ended October 30, 2004 to $3.5 million, primarily due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the nine months ended October 29, 2005 were $19.1 million compared to $16.9 million for the nine months ended October 30, 2004. This year’s nine months included $2.3 million in restructuring and other charges, primarily for settlement of a previously announced class action lawsuit, retail store asset impairments and lease terminations of eight Jarman stores. Last year’s nine months included $0.6 million in restructuring and other charges, primarily for lease terminations of 14 Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan. In addition to the listed items in both periods, the increase in corporate expenses in the nine months this year is attributable primarily to increased costs resulting from additional work to comply with the Sarbanes-Oxley legislation and related regulations.
Interest expense increased 7.5% from $8.1 million in the nine months ended October 30, 2004, to $8.7 million for the nine months ended October 29, 2005, primarily due to the $100.0 million term loan which was used to partially finance the purchase of Hat World and was included in only seven months of last year’s first nine months versus the full nine months this year, and to the increase in bank activity fees as a result of new stores added due to the acquisition of Hat World, offset by less revolver borrowings in the first nine months this year versus the first nine months last year. There were no borrowings under the Company’s revolving credit facility during the nine months ended October 29, 2005 and there was an average of $6.5 million of borrowings under the Company’s revolving credit facility during the nine months ended October 30, 2004.
Interest income increased from $0.2 million for the nine months ended October 30, 2004 to $0.8 million for the nine months ended October 29, 2005 due to the increase in average short-term investments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 29,	October 30,
	2005	2004
	(dollars in millions)
Cash and cash equivalents	$33.4	$15.0
Working capital	$196.3	$155.7
Long-term debt (includes current maturities)	$151.3	$192.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $14.2 million in the first nine months of Fiscal 2006 compared to $19.6 million in the first nine months of Fiscal 2005. The $5.4 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in inventory of $21.9 million and a decrease in cash flow from changes in other accrued liabilities of $16.8 million offset by an increase in cash flow from changes in accounts payable of $23.9 million and an increase in net earnings of $8.8 million. The $21.9 million decrease in cash flow from inventory was due to growth in Journeys’ and Hat World’s inventory to support the growth in those businesses as well as seasonal increases in retail inventory. The $16.8 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and tax payments in the first nine months of Fiscal 2006. The $23.9 million increase in cash flow from accounts payable was due to changes in buying patterns.
The $85.6 million increase in inventories at October 29, 2005 from January 29, 2005 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 100 stores in the first nine months of this year.
Accounts receivable at October 29, 2005 increased $4.9 million compared to January 29, 2005 due to increased wholesale sales and increased tenant allowance receivables.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended
	October 29,	October 30,
	2005	2004
	(in thousands)
Accounts payable	$45,274	$21,330
Accrued liabilities	(3,151)	13,628

	$42,123	$34,958

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash used due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to increased bonus payments and tax payments in the first nine months of Fiscal 2006.
There were no revolving credit borrowings during the nine months ended October 29, 2005 and there was an average of $6.5 million of revolving credit borrowings during the nine months ended October 30, 2004, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first nine months of Fiscal 2006. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million, five-year revolving credit facility.
Contractual Obligations
The Company’s contractual obligations have increased from January 29, 2005. Total operating lease obligations increased to $795 million from $606 million due to new store openings. This increase to contractual obligations was partially offset by a decrease to purchase obligations of $25 million from $208 million at January 29, 2005 to $183 million at October 29, 2005 and a decrease in long-term debt of $10 million from $161 million at January 29, 2005 to $151 million at October 29, 2005.
Capital Expenditures
Total capital expenditures in Fiscal 2006 are expected to be approximately $55.1 million. These include expected retail capital expenditures of $49.9 million to open approximately 61 Journeys stores, 11 Journeys Kidz stores, 6 Johnston & Murphy stores, 21 Underground Station stores and at least 96 Hat World stores and to complete 71 major store renovations, including two conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2006 for other purposes is expected to be approximately $5.2 million, including approximately $0.8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2006. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $3.8 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board reduced the repurchase authorization to 100,000 shares in Fiscal 2005 as a result of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has not repurchased any shares since Fiscal 2004.
There were $13.4 million of letters of credit outstanding at October 29, 2005, leaving availability under the revolving credit facility of $61.6 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at October 29, 2005.

The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $256,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.3 million reflected in Fiscal 2006, $0.9 million reflected in Fiscal 2005 and $1.8 million reflected in Fiscal 2004. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $65.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or the Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the $65.0 million balance remaining on the term loan. The aggregate notional amount of the swaps is $50.0 million. At October 29, 2005, the net gain on these interest rate swaps was $0.5 million. As of October 29, 2005, a 1% adverse change in the three month LIBOR interest rate would increase the Company’s interest expense on the $65.0 million term loan by approximately $0.1 million on an annual basis.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 29, 2005. As a result, the Company considers the interest rate market risk implicit in these investments at October 29, 2005 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At October 29, 2005, the Company had $9.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at October 29, 2005 was $0.1 million based on current spot rates. As of October 29, 2005, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.1 million.
Accounts Receivable — The Company’s accounts receivable balance at October 29, 2005 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 13% of the Company’s trade accounts receivable balance and another customer accounted for 11% as of October 29, 2005. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at October 29, 2005, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2006.
New Accounting Principles
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Earnings based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company’s board of directors has amended the Company’s Employee Stock Purchase Plan to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory and compensation expense related thereto is not required to be reflected in the Consolidated Statements of Earnings.
SFAS No. 123(R) is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (Fiscal 2007 for the Company).
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-

based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share (see Note 1). The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.9 million and $0.1 million for the third quarter of Fiscal 2006 and 2005, respectively, and $2.4 million and $1.2 million for the first nine months of Fiscal 2006 and 2005, respectively.
In November 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The Issue addressed when to include contingently convertible debt instruments in diluted earnings per share. The Issue required companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger had been met. The Company’s diluted earnings per share calculation for the third quarter and first nine months of Fiscal 2006 includes an additional 3.9 million shares and a net after tax interest add back of $0.6 million and $1.8 million, respectively. The Issue was effective for periods ending after December 15, 2004 and required restatement of prior period diluted earnings per share. Earnings per share for the third quarter and first nine months of Fiscal 2005 were previously restated.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 29, 2005, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
During the quarter ended October 29, 2005, the Company continued to evaluate processes and implement changes to enhance the effectiveness of internal controls surrounding information systems security and program changes and inventory purchase pricing relating to one of the Company’s business units. None of the changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2005 have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
California Employment Matter
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the Consolidated Statements of Earnings for the first three months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. On November 22, 2005, the Schreiner court granted final approval of the settlement and the Company and the Drake plaintiff reached an agreement on November 17, 2005 to settle that action. The two matters were resolved more favorably to the Company than originally expected, as not all members of the plaintiff class in Schreiner submitted claims and because the court required that plaintiff’s counsel bear the administrative expenses of the settlement. Consequently, the Company recognized income of $0.9 million before tax, reflected in restructuring and other, net in the accompanying Consolidated Statements of Earnings for the third quarter of Fiscal 2006.
Item 6. Exhibits
(a) Exhibits
(10)a.	Employment Agreement, dated as of February 5, 2004, between Genesco Inc. and Robert J. Dennis. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 27, 2005 (File No. 1-3083).

(10)b.	Non-Employee Director and Named Executive Officer Compensation.

(10)c.	Form of Incentive Stock Option Agreement.

(10)d.	Form of Non-Qualified Stock Option Agreement.

(10)e.	Form of Restricted Share Award Agreement for Executive Officers.

(10)f.	Form of Restricted Share Award Agreement for Officers and Employee.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Genesco Inc.
/s/ James S. Gulmi
James S. Gulmi
Chief Financial Officer
December 8, 2005