Form 10-K
period 2006-01-28
GENESCO INC
filed 2006-04-13
CIK 18498

(Mark One)	Form 10-K
☑	Annual Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended
January 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one:)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

Documents Incorporated by Reference
Portions of the proxy statement for the June 28, 2006 annual meeting of shareholders are incorporated into Part III by reference.

Common Shares Outstanding March 31, 2006 – 23,267,994 The aggregate market value of common stock held by nonaffiliates of the registrant as of July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $848,000,000. The market value calculation was determined using a per share price of $37.27, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

PART I
ITEM 1, BUSINESS
General
Genesco is a leading retailer of branded footwear, licensed and branded headwear and wholesaler of branded footwear, with net sales for Fiscal 2006 of $1.3 billion. During Fiscal 2006, the Company operated five reportable business segments (not including corporate): Journeys, comprised of the Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear chains; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of wholesale distribution of footwear manufactured under the Dockers ® and Perry Ellis® brands, under licenses from Levi Strauss & Company and PEI, Inc. On April 1, 2004, the Company acquired Hat World Corporation, a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired Cap Connection Ltd., a retailer of licensed and branded headwear in Canada.
At January 28, 2006, the Company operated 1,755 retail footwear and headwear stores throughout the United States and Puerto Rico and 18 headwear stores in Canada. It currently plans to open a total of 207 new retail stores in Fiscal 2007. At January 28, 2006, Journeys operated 761 stores, including 50 Journeys Kidz; Underground Station Group operated 229 stores, including 180 Underground Station stores; Hat World operated 641 stores, including 18 Canadian stores, and Johnston & Murphy operated 142 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores and leased departments during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2002	2003	2004	2005	2006
Retail Footwear and Headwear Stores and Leased Departments
Beginning of year	836	908	991	1,046	1,618
Opened during year	153	97	80	120	193
Acquired during year	-0-	-0-	-0-	503	-0-
Closed during year	(81)	(14)	(25)	(51)	(38)

End of year	908	991	1,046	1,618	1,773

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers and Perry Ellis brands to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2006”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 28, 2006). For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments
Journeys
The Journeys segment accounted for approximately 46% of the Company’s net sales in Fiscal 2006. Operating income attributable to Journeys was $73.3 million in Fiscal 2006, with an operating margin of 12.4%. The Company believes that its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys.
At January 28, 2006, Journeys operated 761 stores, including 50 Journeys Kidz stores, averaging approximately 1,700 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women and children.
Journeys added 66 net new stores in Fiscal 2006 and comparable store sales were up 7% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including such leading brand names as Diesel, Converse, Puma, Etnies and adidas. From a base of 533 Journeys stores at the end of Fiscal 2002, the Company opened 81 net new Journeys stores in Fiscal 2003, 51 net new stores in Fiscal 2004, 30 net new stores in Fiscal 2005 and 66 net new stores in Fiscal 2006 and plans to open approximately 93 net new Journeys stores in Fiscal 2007.

Underground Station Group
The Underground Station Group segment, including Underground Station and Jarman retail stores, accounted for approximately 13% of the Company’s net sales in Fiscal 2006. Operating income attributable to Underground Station Group was $10.9 million in Fiscal 2006, with an operating margin of 6.6%.
At January 28, 2006, Underground Station Group operated 229 stores, including 180 Underground Station stores, averaging approximately 1,600 square feet, throughout the United States, selling footwear primarily for men.
Underground Station stores are located primarily in urban areas. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest. For Fiscal 2006, most of the footwear sold in Underground Station stores was branded merchandise, including such leading brand names as Timberland, Nike, Puma, Diesel and adidas, with the remainder made up of Genesco and private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 15 net new Underground Station stores in Fiscal 2006 and closed 15 Jarman stores, leaving the total number of Underground Station/Jarman stores at 229. The 15 net new Underground Station stores included two conversions of Jarman retail stores to Underground Station stores. The Company plans to open approximately twelve net new Underground Station stores in Fiscal 2007 and close approximately nine Jarman stores. The Company has previously announced its intentions eventually to close the remaining Jarman stores or to convert them into Underground Station stores. For additional information, including with respect to the planned closing or conversion of the Company’s Jarman stores, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements, included in Item 8.
Hat World
The Hat World segment, including Hat World, Lids, Hat Zone, Cap Connection and Head Quarters stores, accounted for approximately 23% of the Company’s net sales in Fiscal 2006. Operating income attributable to Hat World was $40.1 million in Fiscal 2006, with an operating margin of 13.5%.
At January 28, 2006, Hat World operated 641 stores, averaging approximately 700 square feet, throughout the United States, Puerto Rico and Canada. Hat World added 89 net new stores in Fiscal 2006 and plans to open approximately 84 net new stores in Fiscal 2007.
The stores, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the mid-teen to mid-20’s age group. In general, the stores offer an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories.
Johnston & Murphy
The Johnston & Murphy segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 13% of the Company’s net sales in Fiscal 2006. Operating income attributable to Johnston & Murphy was $10.4 million in Fiscal 2006, with an operating margin of 6.1%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 95% of the Johnston & Murphy retail sales are of Genesco-owned brands.

Johnston & Murphy Retail Operations. At January 28, 2006, Johnston & Murphy operated 142 retail shops and factory stores, averaging approximately 1,600 square feet, throughout the United States selling footwear and accessories for men. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Johnston & Murphy stores target male business and professional consumers. Retail prices for Johnston & Murphy footwear generally range from $100 to $250. Casual and dress casual products accounted for 35% of total Johnston & Murphy retail sales in Fiscal 2006, with the balance consisting of dress shoes and accessories.
Johnston & Murphy Wholesale Operations. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $125-$175.
Licensed Brands
The Licensed Brands segment accounted for approximately 5% of the Company’s net sales in Fiscal 2006. Operating income attributable to Licensed Brands was $4.2 million in Fiscal 2006, with an operating margin of 7.1%. Substantially all of the Licensed Brands sales are of footwear marketed under the Dockers brand, for which Genesco has the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $80.
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
Competition
Competition is intense in the footwear and headwear industry. The Company’s retail footwear and headwear competitors range from small, locally owned stores to regional and national department stores, discount stores, and specialty chains. The Company also competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere and the ability to offer distinctive products.
Trademarks and Licenses
The Company owns its Johnston & Murphy footwear brand through a wholly-owned subsidiary. The Dockers brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States. The Dockers license agreement, as amended, expires on December 31, 2006, with an option to renew through December 31, 2008. Net sales of Dockers products were $58 million in Fiscal 2006 and

$64 million in Fiscal 2005. The Company also holds a license to market men’s footwear under the Perry Ellis brand and certain related brands. Sales of products under the licensed Perry Ellis brands were not material in Fiscal 2006 and are not expected to be material in Fiscal 2007. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2006.
Wholesale Backlog
Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 25, 2006, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $27.2 million, compared to approximately $22.9 million on March 26, 2005. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 11,100 employees at January 28, 2006, approximately 110 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees and approximately 6,170 of the Company’s employees were part-time.
Properties
At January 28, 2006, the Company operated 1,773 retail footwear and headwear stores throughout the United States, Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
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
The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis office expires in May 2015 and the lease on the Edmonton office expires in July 2007. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

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
ITEM 1A, RISK FACTORS
Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K, including our consolidated financial statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.
Poor economic conditions affect consumer spending and may significantly harm our business.
The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
•	general economic, industry and weather conditions;

•	energy costs, which affect gasoline and home heating prices;

•	the level of consumer debt;

•	interest rates;

•	tax rates and policies;

•	war, terrorism and other hostilities; and

•	consumer confidence in future economic conditions.
Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for our discretionary items and may force us to take inventory markdowns. Reduced demand may also require increased selling and promotional expenses.

Our business involves a degree of fashion risk.
Certain of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to predict or detect fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion or in consumer taste. Failure to continue to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.
Our business and results of operations are subject to a broad range of uncertainties arising out of world events.
Our business and results of operations are subject to uncertainties arising out of world events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the United States. These uncertainties may include a global economy slowdown, changes in consumer spending or travel, the increase in gasoline and natural gas prices, the outbreak of illnesses such as Bird Flu, and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition.
Our business is intensely competitive and increased or new competition could have a material adverse effect on us.
The retail footwear, headwear and accessories markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:
•	increased operational efficiencies of competitors;

•	competitive pricing strategies;

•	expansion by existing competitors;

•	entry by new competitors into markets in which we currently operate; and

•	adoption by existing retail competitors of innovative store formats or sales methods.
Hat World demand is partly dependent on developments in team sports. Hat World’s sales have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other season interruptions, as well as by the performance and reputation of certain key teams.
We are dependent on third-party vendors for the merchandise we sell.
We do not manufacture any of the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consist of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat business is dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to deal with us or to limit the availability of their products to us, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors.
An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.
Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Products from alternative sources may also be of lesser quality or more expensive than those we currently import. Risks associated with our reliance on imported products include:
•	disruptions in the shipping and importation of imported products because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;

•	problems with oceanic shipping, including shipping container shortages;

•	increased customs inspections of import shipments or other factors causing delays in shipments;

•	economic crises, international disputes and wars; and
•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restrictions on import from a foreign country from which we purchase goods;

•	import duties, import quotas and other trade sanctions; and

•	increases in shipping rates.
A significant amount of the inventory we sell is imported from the People’s Republic of China, which has in the recent past been subject to efforts to deny most favored nation status or to impose restrictions on imports of certain products.
Some of the products we buy abroad are priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to effectively protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. Even dollar-denominated foreign purchases may be affected by currency fluctuations, as suppliers seek to reflect appreciation in the local currency against the dollar in the price of the products that they provide. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and hedging activities.

The operation of the Company’s business is heavily dependent on its information systems.
We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives or to provide maintenance on existing systems.
The loss of, or disruption in, one of our distribution centers and other factors affecting the distribution of merchandise, could have a material adverse effect on our business and operations.
Each of our operations depends on a single distribution facility. Most of the operation’s inventory is shipped directly from suppliers to its distribution center, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers. We also make changes in our distribution processes from time to time in an effort to improve efficiency, maximize capacity, etc. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores and wholesale customers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of goods sold.
We face a number of risks in opening new stores.
As part of our growth strategy, we intend to continue to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. We increased our net store base by 55 in fiscal 2004, 572 in fiscal 2005 and 155 in fiscal 2006, and currently plan to increase our net store base by approximately 190 to 1,963 stores in fiscal 2007. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
•	our ability to identify suitable markets and individual store sites within those markets;

•	the competition for suitable store sites;

•	our ability to negotiate favorable lease terms with landlords;

•	our ability to obtain governmental and other third-party consents, permits and licenses needed to construct and operate our stores;

•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;

•	the availability of adequate management and financial resources to manage an increased number of stores;

•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and

•	our ability to attract customers and generate sales sufficient to operate new stores profitably.
Additionally, the results we expect to achieve during each fiscal quarter are dependent upon opening new stores on schedule. If we fall behind, we will lose expected sales and earnings between the planned opening date and the actual opening and may further complicate the logistics of opening stores, possibly resulting in additional delays.
Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our stock.
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•	the timing of new store openings;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather such as hurricanes Katrina, Rita and Wilma that affected the Southern U.S. in the fall of 2005;

•	consumer trends, such as less disposable income due the impact of higher gasoline prices;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.
Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.
We are subject to regulatory proceedings and litigation that could have a material adverse effect on our financial condition and results of operations.
We are parties to certain lawsuits and regulatory proceedings, including those disclosed in Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly and inadvertent violations could result in liability for damages or penalties.
If we lose key members of management or are unable to attract and retain the talent required for our business, our operating results could suffer.
Our performance depends largely on the efforts and abilities of members of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected future loss of services of one or more key members of our management team could have an adverse effect on our business. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management, to keep pace with our expansion schedule. If we are unable to do so, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Finally, our stores are decentralized, are managed through a network of geographically dispersed management personnel and historically experience a high degree of turnover. If we are for any reason unable to maintain appropriate controls on store operations, including the ability to control losses resulting from inventory and cash shrinkage, our sales and operating margins may be adversely affected. We cannot assure you that we will be able to attract and retain the personnel we need in the future.
Any acquisitions we make involve a degree of risk.
We have in the past, and may in the future, engage in acquisitions to grow our revenues and meet our other strategic objectives. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisitions. We may also incur significant costs in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.
ITEM 1B, UNRESOLVED STAFF COMMENTS
None.
ITEM 2, PROPERTIES
See Item 1, Properties.
ITEM 3, LEGAL PROCEEDINGS
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.6 million to $6.8 million, net of insurance recoveries, $3.4 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote.
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
In December 2005, the U.S. Environmental Protection Agency (“EPA”) notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in New York State. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company has joined a joint defense group with other tannery PRP’s with respect to one of the two sites. The joint defense group has developed an estimated cost of remediation for the site and proposed an allocation of liabilities among the PRP’s that, if accepted, is estimated to result in liability to the Company of approximately $100,000 with respect to the site. There is no assurance that the proposed allocation will be accepted or that the actual cost of remediation will not exceed the estimate. Additionally, the Company presently cannot estimate its liability, if any, with respect to the second site associated with the glue manufacturer’s waste disposal.
Related to all outstanding environmental contingencies, the Company had accrued $5.4 million as of January 28, 2006, $5.5 million as of January 29, 2005 and $2.7 million as of January 31, 2004. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
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
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court stayed the remainder of the case. On March 15, 2006, the Court of Appeals affirmed the summary judgment in the Company’s favor.
California Employment Matters
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the Consolidated Statements of Earnings for the first three months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. On November 22, 2005, the Schreiner court granted final approval of the settlement and the Company and the Drake plaintiff reached an agreement on November 17, 2005 to settle that action. The two matters were resolved more favorably to the Company than originally expected, as not all members of the plaintiff class in Schreiner submitted claims and because the court required that plaintiff’s counsel bear the administrative expenses of the settlement. Consequently, the Company recognized income of $0.9 million before tax, reflected in restructuring and other, net, in the Consolidated Statements of Earnings for the third quarter of Fiscal 2006.
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against Genesco for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. LWDA is investigating the claim. The Company is assessing the matter and currently has no estimate of its potential liability, if any, in connection with it.
ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2006.
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
Hal N. Pennington, 68, Chairman, President and Chief Executive Officer. Mr. Pennington has served in various roles during his 44 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 4, 1999. Mr. Pennington was named president of the Company as of November 1, 2000. Mr. Pennington was named chief executive officer of the Company as of April 25, 2002. Mr. Pennington was named chairman as of October 28, 2004.
Robert J. Dennis, 52, Executive Vice President and Chief Operating Officer. Mr. Dennis joined the Company in April 2004 as chief executive officer of the Company’s newly acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was a partner with McKinsey and Company, an international consulting firm, from 1984 to 1997.
James S. Gulmi, 60, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi was employed by Genesco in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996.
James C. Estepa, 54, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April

2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.
Jonathan D. Caplan, 52, Senior Vice President. Mr. Caplan rejoined the Company in October 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
John W. Clinard, 58, Vice President — Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 34 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000.
Roger G. Sisson, 42, Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in January 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.
Mimi Eckel Vaughn, 39, Vice President of Strategy and Business Development. Ms. Vaughn joined the Company in September 2003 in her current position. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta. Prior to joining McKinsey, she held various corporate finance positions at Goldman, Sachs & Co., Wasserstein Perella & Co. Inc. and Drexel Burnham Lambert.
Matthew N. Johnson, 41, Treasurer. Mr. Johnson joined the Company in April 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.
Paul D. Williams, 51, Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995.

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
Fiscal Year ended January 29

	High	Low
2005
1st Quarter	$25.05	$17.18
2nd Quarter	25.67	19.49
3rd Quarter	26.17	18.77
4th Quarter	31.39	25.09
Fiscal Year ended January 28

	High	Low
2006
1st Quarter	$31.50	$25.16
2nd Quarter	41.10	25.80
3rd Quarter	40.27	33.41
4th Quarter	42.89	35.61
There were approximately 5,100 common shareholders of record on March 31, 2006.
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Item 7 and Notes 6 and 8 to the Consolidated Financial Statements included in Item 8 for information regarding restrictions on dividends and redemptions of capital stock.
In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has not repurchased any shares since Fiscal 2004.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2006	2005	2004	2003	2002

Results of Operations Data
Net sales	$1,283,876	$1,112,681	$837,379	$828,307	$746,157
Depreciation	34,622	31,266	24,607	21,788	18,348
Earnings before interest and taxes	112,827	88,064	51,649	66,279	62,198
Earnings before income taxes from continuing operations	102,470	77,102	44,360	58,409	54,634
Earnings from continuing operations	62,626	48,460	29,025	36,192	37,601
Earnings from (provision for) discontinued operations, net	60	(211)	(888)	(165)	(1,253)

Net earnings	$62,686	$48,249	$28,137	$36,027	$36,348

Per Common Share Data
Earnings from continuing operations
Basic	$2.73	$2.19	$1.32	$1.65	$1.70
Diluted	2.38	1.92	1.24	1.46	1.51
Discontinued operations
Basic	.01	(.01)	(.04)	(.01)	(.05)
Diluted	.00	(.01)	(.04)	.00	(.05)
Net earnings
Basic	2.74	2.18	1.28	1.64	1.65
Diluted	2.38	1.91	1.20	1.46	1.46

Balance Sheet Data
Total assets	$686,118	$635,571	$448,313	$437,856	$380,946
Long-term debt	106,250	161,250	86,250	103,245	103,245
Non-redeemable preferred stock	6,695	7,474	7,580	7,599	7,634
Common shareholders’ equity	342,056	264,591	204,665	172,420	151,047
Capital expenditures	56,946	39,480	22,540	40,332	51,197

Financial Statistics
Earnings before interest and taxes as a percent of net sales	8.8%	7.9%	6.2%	8.0%	8.3%
Book value per share	$14.71	$11.79	$9.42	$7.93	$6.92
Working capital	$184,986	$176,245	$197,569	$183,652	$166,811
Current ratio	2.2	2.4	3.4	3.3	3.5
Percent long-term debt to total capitalization	23.4%	37.2%	28.9%	36.4%	39.4%

Other Data (End of Year)
Number of retail outlets*	1,773	1,618	1,046	991	908
Number of employees**	11,100	9,600	6,200	5,700	5,325

*	Includes 486 Hat World stores in Fiscal 2005 acquired April 1, 2004 and 17 Cap Connection stores acquired July 1, 2004. See Note 2 to the Consolidated Financial Statements.

**	Includes the addition of over 2,800 Hat World employees in Fiscal 2005 due to the acquisition.
Reflected in earnings from continuing operations for Fiscal 2006, 2005, 2004, 2003 and 2002 were restructuring and other charges of $2.3 million, $1.2 million, $1.9 million, $2.8 million and $5.4 million, respectively, including $0.3 million included in gross margin in Fiscal 2002. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2005 was a favorable tax settlement of $0.5 million and for Fiscal 2005, Fiscal 2004 and 2002 were tax benefits of $0.2 million, $1.1 million and $3.5 million, respectively, resulting from the reversal of previously accrued income taxes.
Long-term debt includes current obligations. In April 2004, the Company entered into new credit facilities totaling $175.0 million. Included in the facility was a $100.0 million term loan used to fund a portion of the Hat World acquisition. In June 2003, the Company issued $86.3 million of 4 1/8% convertible subordinated debentures due 2023. The Company used the proceeds plus additional cash to pay off $103.2 million of its 5 1/2% convertible subordinated notes which resulted in a $2.6 million loss on the early retirement of debt reflected in earnings from continuing operations for Fiscal 2004. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
The Company has not paid dividends on its Common Stock since 1973. See Notes 6 and 8 to the Consolidated Financial Statements for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. For a discussion of some of these factors, see Item 1A, Risk Factors.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,755 retail footwear and headwear stores throughout the United States and Puerto Rico and 18 headwear stores in Canada as of January 28, 2006. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers ® and Perry Ellis ® brands to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta—based Cap Connection Ltd., a retailer of licensed and branded headwear in Canada, operating 18 stores at January 28, 2006. See “Significant Developments.”
The Company operates five reportable business segments (not including corporate): Journeys, comprised of the Journeys and Journeys Kidz retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,750 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages four to eleven. These stores average approximately 1,400 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,600 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During Fiscal 2006, thirteen Jarman stores were closed and two Jarman stores were converted to

Underground Station stores. During Fiscal 2005, 20 Jarman stores were closed and twelve Jarman stores were converted to Underground Station stores.
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
The Company entered into an exclusive license with Perry Ellis International to market men’s footwear in the United States under the Perry Ellis® and Perry Ellis Portfolio® brands in 2005. The Perry Ellis license agreement expires December 31, 2008 with a Company option to renew through December 31, 2011. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season. The Company expects to sell footwear under the Perry Ellis license primarily to department and specialty stores across the country. Sales of products marketed under this license were not material in Fiscal 2006 and the Company does not expect them to be material in Fiscal 2007.
Strategy
The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed in Item 1A, “Risk Factors,” above. Generally, the Company attempts to develop strategies to mitigate all the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys, Underground Station and Hat World) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences. Also important to the

Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities, tourist venues and college campuses, among other locations in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 15.4% during Fiscal 2006 compared to the prior year. The increase was driven primarily by a 7% increase in comparable store sales for all footwear concepts and the addition of new stores and the inclusion of Hat World for a full twelve months. Comparable store sales for Hat World increased 4% for Fiscal 2006. Gross margin increased as a percentage of net sales during Fiscal 2006 primarily due to improved gross margins in the Journeys, Underground Station, Hat World and Johnston & Murphy businesses. Selling and administrative expenses increased as a percentage of net sales during Fiscal 2006 due to increased expenses in the Journeys, Hat World and Licensed Brands businesses. Operating income increased as a percentage of net sales during Fiscal 2006 due to improved operating income in the Journeys, Underground Station and Johnston & Murphy businesses.
Significant Developments
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd. The purchase price for the Cap Connection business was approximately $1.7 million. At January 28, 2006, the Company operated 18 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada.
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
$175.0 million Credit Facility
On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with 10 banks, led by Bank of America, N.A., as Administrative Agent, to fund a portion of the purchase price for the Hat World acquisition and to replace its existing revolving credit facility. The $175.0 million facility consists of a $100.0 million, five-year term loan and a $75.0 million five-year revolving credit facility. The agreement governing the facilities expires April 1, 2009. See Note 6 to the Consolidated Financial Statements.
41/8% Convertible Subordinated Debentures due 2023
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. During the second quarter ended August 2, 2003, the Company used the net proceeds of $83 million and approximately $23 million in additional cash to repay all of the Company’s 5 1/2% convertible subordinated notes due 2005, including accrued interest payable and expenses incurred in connection therewith resulting in a loss on early retirement of debt of $2.6 million ($1.6 million redemption premium and $1.0 million write-off of unamortized deferred note expense) reflected in the Company’s Fiscal 2004 second quarter results. See Note 6 to the Consolidated Financial Statements for additional information.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of thirteen Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $1.2 million ($0.8 million net of tax) in Fiscal 2005. The charge included $1.8 million for lease terminations of 20 Jarman stores and retail store asset impairments offset by the recognition of a $0.6 million gain on the curtailment of the Company’s defined benefit pension plan.
The Company recorded a pretax charge to earnings of $1.9 million ($1.2 million net of tax) in Fiscal 2004. The charge included $3.8 million in asset impairments related to underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, most of which were Jarman stores. The charge is net of recognition of $1.9 million of excess restructuring provisions primarily relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was contractually obtained.
Minimum Pension Liability Adjustment
The return on pension plan assets was a gain of $8.0 million for Fiscal 2006 compared to $8.4 million in Fiscal 2005. The interest rate used to measure benefit obligations decreased from 5.75% to 5.50% in Fiscal 2006. Plan assets were less than the accumulated benefit obligation, resulting in a pension liability of $23.2 million on the balance sheet compared to $28.3 million last year. There was a decrease in the minimum pension liability adjustment of $1.1 million (net of tax) in other comprehensive income in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
Share Repurchase Program
In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million pursuant to all authorizations since Fiscal 1999. The Company has not repurchased any shares since Fiscal 2004.
Discontinued Operations
For the year ended January 28, 2006, the Company recorded a credit to earnings of $0.1 million ($0.1 million net of tax) reflected in discontinued operations, including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

For the year ended January 29, 2005, the Company recorded an additional charge to earnings of $0.3 million ($0.2 million net of tax) reflected in discontinued operations, including $1.0 million for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations (see Note 13).
In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 13).
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
Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.6 million at January 28, 2006.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2006, $0.9 million reflected in Fiscal 2005 and $1.8 million reflected in Fiscal 2004. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. Considering this information and the potential for lower future returns, the Company selected an 8.25% long-term rate of return on assets assumption. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% International equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2006, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.50%, 5.75%, and 6.125% for Fiscal 2006, 2005 and 2004, respectively. The discount rate is determined based on the current yields on high quality long-term bonds. For Fiscal 2006, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $6.1 million and the accumulated benefit obligation would have decreased by $6.1 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $6.8 million and the accumulated benefit obligation would have increased by $6.8 million.
Amortization of Gains and Losses – The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2006, the Company had unrecognized actuarial losses of $43 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently seven years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $3.7 million, $4.9 million and $4.3 million in Fiscal 2006, 2005 and 2004, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to decrease in Fiscal 2007 by approximately $0.1 million due to the net effect of a reduction in the discount rate from 5.75% to 5.50% and a higher than expected return on assets.

Results of Operations — Fiscal 2006 Compared to Fiscal 2005
The Company’s net sales for Fiscal 2006 increased 15.4% to $1.3 billion from $1.1 billion in Fiscal 2005. Gross margin increased 18.4% to $652.4 million in Fiscal 2006 from $551.1 million in Fiscal 2005 and increased as a percentage of net sales from 49.5% to 50.8%. Selling and administrative expenses in Fiscal 2006 increased 16.4% from Fiscal 2005 and increased as a percentage of net sales from 41.5% to 41.9%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2006 were $102.5 million compared to $77.1 million for Fiscal 2005. Pretax earnings for Fiscal 2006 included restructuring and other charges of $2.3 million, including $1.7 million for settlement of a previously announced class action lawsuit (see Note 13), retail store asset impairments and lease terminations of 13 Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for Fiscal 2005 included restructuring and other charges of $1.2 million, primarily for lease terminations of 20 Jarman stores and retail asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan.
Net earnings for Fiscal 2006 were $62.7 million ($2.38 diluted earnings per share) compared to $48.2 million ($1.91 diluted earnings per share) for Fiscal 2005. Net earnings for Fiscal 2006 included $0.1 million ($0.00 diluted earnings per share) credit to earnings (net of tax), including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2005 included $0.2 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to two manufacturing facilities operated by the Company, offset by $3.3 million from settlements with certain insurance carriers regarding the sites and by excess provisions from prior discontinued operations. The Company recorded an effective federal income tax rate of 38.9% for Fiscal 2006 compared to 37.1% for Fiscal 2005. The year-to-year change reflects a favorable tax settlement of $0.5 million and a tax benefit of $0.2 million resulting from the reversal of previously accrued income taxes in Fiscal 2005. Because these amounts were reflected as current year income tax benefits for Fiscal 2005, it reduced the Company’s effective federal income tax rate for Fiscal 2005.
Journeys

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$593,516	$521,942	13.7%
Operating income	$73,346	$60,065	22.1%
Operating margin	12.4%	11.5%

Net sales from Journeys increased 13.7% to $593.5 million for Fiscal 2006 from $521.9 million for Fiscal 2005. The increase reflects primarily a 7% increase in comparable store sales and a 5% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). The comparable store sales increase reflects a 10% increase in footwear unit comparable sales, offset by a 2% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix, while unit sales increased 16% during the same period driven by fashion athletic, euro casuals, board sport shoes and women’s fashion footwear. The store count for Journeys was 761 stores at the end of Fiscal 2006, including 50 Journeys Kidz stores, compared to 695 Journeys stores at the end of Fiscal 2005, including 41 Journeys Kidz stores.
Journeys operating income for Fiscal 2006 increased 22.1% to $73.3 million, compared to $60.1 million for Fiscal 2005, primarily reflecting the increase in sales and increased gross margin as a percentage of net sales, reflecting changes in product mix and decreased markdowns as a percentage of net sales.
Underground Station Group

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$164,054	$148,039	10.8%
Operating income	$10,890	$6,963	56.4%
Operating margin	6.6%	4.7%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 10.8% to $164.1 million for Fiscal 2006 from $148.0 million for Fiscal 2005. Sales for Underground Station stores increased 25% for Fiscal 2006. Sales for Jarman retail stores decreased 23% for Fiscal 2006, reflecting a 23% decrease in Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales were up 7% for the Underground Station Group, with comparable store sales for Underground Station stores up 10%. The comparable sales performance in the Underground Station stores was primarily driven by continued increases in average selling prices and a 3% increase in footwear unit comparable sales. The average price per pair of shoes for Underground Station Group increased 5% for Fiscal 2006 and unit sales increased 3% during the same period. The average price per pair of shoes at Underground Station stores increased 6% during the year, primarily reflecting changes in product mix and lower markdowns as a percentage of net sales. Underground Station Group operated 229 stores at the end of Fiscal 2006, including 180 Underground Station stores. During Fiscal 2006, two Jarman stores were converted to Underground Station stores. The Company had operated 229 stores at the end of Fiscal 2005, including 165 Underground Station stores.
Underground Station Group operating income for Fiscal 2006 increased 56.4% to $10.9 million compared to $7.0 million for the same period last year. The increase was due to increased sales, increased gross margin as a percentage of net sales, reflecting changes in product mix and decreased markdowns, and to decreased expenses as a percentage of net sales.

Hat World

	Fiscal Year Ended*		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$297,271	$216,270	NM
Operating income	$40,133	$30,522	NM
Operating margin	13.5%	14.1%

*  The Company acquired Hat World on April 1, 2004. Results for Fiscal 2005 are for the period April 1, 2004 – January 29, 2005, and are therefore not comparable to the twelve month period ended January 28, 2006.
Hat World comparable store sales increased 4% for Fiscal 2006. Hat World’s comparable store sales increase was primarily driven by an increased number of units sold and higher selling prices. Hat World operated 641 stores at the end of Fiscal 2006, including 18 stores in Canada. Hat World operated 552 stores at the end of Fiscal 2005, including 19 stores in Canada.
Johnston & Murphy

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$170,015	$162,599	4.6%
Operating income	$10,396	$9,230	12.6%
Operating margin	6.1%	5.7%
Johnston & Murphy net sales increased 4.6% to $170.0 million for Fiscal 2006 from $162.6 million for Fiscal 2005, reflecting primarily a 7% increase in comparable store sales for Johnston & Murphy retail operations and a 5% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 8% in Fiscal 2006, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 75.2% of Johnston & Murphy segment sales in Fiscal 2006, down slightly from 75.3% in Fiscal 2005 primarily due to increased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 5% (7% in the Johnston & Murphy shops) in Fiscal 2006, primarily due to changes in product mix, while footwear unit sales increased 7% during the same period. The store count for Johnston & Murphy retail operations at the end of Fiscal 2006 and Fiscal 2005 included 142 Johnston & Murphy stores and factory stores.
Johnston & Murphy operating income for Fiscal 2006 increased 12.6% to $10.4 million from $9.2 million for Fiscal 2005, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting a healthier product mix, resulting in reduced promotional selling and improvements in sourcing.

Licensed Brands

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$58,730	$63,508	(7.5)%
Operating income	$4,167	$6,075	(31.4)%
Operating margin	7.1%	9.6%
Licensed Brands’ net sales, primarily consisting of sales of Dockers® branded footwear sold under a license from Levi Strauss & Co., decreased 7.5% to $58.7 million for Fiscal 2006 from $63.5 million for Fiscal 2005. Unit sales for Dockers Footwear decreased 11% for Fiscal 2006 while the average price per pair of shoes increased 3% for the same period. The sales decrease reflected some product quality issues, a change in merchandising strategy of a key customer and other customers pursuing private label initiatives at the expense of branded product offerings.
Licensed Brands’ operating income for Fiscal 2006 decreased 31.4% from $6.1 million for Fiscal 2005 to $4.2 million, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for Fiscal 2006 were $26.1 million compared to $24.8 million for Fiscal 2005. Corporate and other expenses for Fiscal 2006 included $2.3 million of restructuring and other charges, primarily for settlement of a previously announced class action lawsuit, retail store asset impairments and lease terminations of 13 Jarman stores. Corporate and other expenses for Fiscal 2005 included $1.2 million of restructuring and other charges, primarily for lease terminations of 20 Jarman stores and retail store asset impairments offset by the gain on the curtailment of the Company’s defined pension benefit plan. In addition to the listed items in both periods, the increase in corporate expenses for Fiscal 2006 is attributable primarily to increased bonus accruals and restricted stock expense.
Interest expense increased 1% from $11.4 million in Fiscal 2005 to $11.5 million in Fiscal 2006, primarily due to the increase in bank activity fees as a result of new stores added from the acquisition of Hat World and new stores opened during the year, offset by decreased revolver borrowings in Fiscal 2006 versus Fiscal 2005. Borrowings under the Company’s revolving credit facility averaged less than $0.1 million for Fiscal 2006. Borrowings under the Company’s revolving credit facility averaged $5.2 million for Fiscal 2005.
Interest income increased 173.7% from $0.4 million in Fiscal 2005 to $1.1 million in Fiscal 2006, due to the increase in average short-term investments and increased interest rates.
Results of Operations –Fiscal 2005 Compared to Fiscal 2004
The Company’s net sales for Fiscal 2005 increased 32.9% to $1.1 billion from $837.4 million in Fiscal 2004. Gross margin increased 41.7% to $551.1 million in Fiscal 2005 from $388.8 million in Fiscal 2004 and increased as a percentage of net sales from 46.4% to 49.5%. Selling and administrative expenses in Fiscal 2005 increased 38.8% from Fiscal 2004 and increased as a percentage of net sales from 39.7% to 41.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
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
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 0.2% to $148.0 million for Fiscal 2005 from $147.8 million for Fiscal 2004. Sales for Underground Station stores increased 18% for Fiscal 2005. Sales for Jarman retail stores decreased 26% for Fiscal 2005, reflecting a 25% decrease in Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales were down 3% for the Underground Station Group, with comparable store sales for Underground Station stores down 2%. The 2% comparable store sales decrease for Fiscal 2005 compares favorably to the second quarter of Fiscal 2005, when comparable store sales were down 11%. Comparable store sales for Underground Station stores increased 5% for the fourth quarter of Fiscal 2005. Footwear unit comparable sales were down 5% for the Underground Station Group for Fiscal 2005. The average price per pair of shoes was flat for Fiscal 2005, while unit sales decreased 3% during the same period. The average price per pair of shoes at Underground Station stores increased 1% during the year, primarily reflecting changes in product mix. Gross margin increased as a percentage of net sales during Fiscal 2005, reflecting decreased markdowns. Underground Station Group operated 229 stores at the end of Fiscal 2005, including 165 Underground Station stores. During Fiscal 2005, twelve Jarman stores were converted to Underground Station stores. The Company had operated 233 stores at the end of Fiscal 2004, including 137 Underground Station stores.
Underground Station Group operating income for Fiscal 2005 was down 14.9% to $7.0 million compared to $8.2 million for the same period last year. The decrease was due to increased expenses as a percentage of net sales.

Hat World

	Fiscal Year Ended*		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$216,270	$-0-	NA
Operating income	$30,522	$-0-	NA
Operating margin	14.1%	0%

*  The Company acquired Hat World on April 1, 2004. Results for Fiscal 2005 are for the period April 1, 2004 – January 29, 2005.
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
Licensed Brands

	Fiscal Year Ended		%
	2005	2004	Change
	(dollars in thousands)
Net sales	$63,508	$60,274	5.4%
Operating income	$6,075	$4,548	33.6%
Operating margin	9.6%	7.5%
Licensed Brands’ net sales increased 5.4% to $63.5 million for Fiscal 2005 from $60.3 million for Fiscal 2004. The sales increase reflected increased demand for the Company’s products. Unit sales for Licensed Brands increased 4% for Fiscal 2005 and the average price per pair of shoes increased 1% for the same period, reflecting less markdowns.
Licensed Brands’ operating income for Fiscal 2005 increased 33.6% from $4.5 million for Fiscal 2004 to $6.1 million, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting less markdowns and to decreased expenses as a percentage of net sales.
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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
	(dollars in millions)
Cash and cash equivalents	$60.5	$60.1	$81.5
Working capital	$185.0	$176.2	$197.6
Long-term debt	$106.3	$161.3	$86.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $105.0 million in Fiscal 2006 compared to $99.8 million in Fiscal 2005. The $5.2 million increase in cash flow from operating activities from last year reflects primarily an increase in cash flow from changes in accounts payable of $15.6 million and an increase in net earnings of $14.4 million offset by a decrease in cash flow from changes in inventory of $18.3 million and a decrease in cash flow from changes in other accrued liabilities of $4.0 million. The $15.6 million increase in cash flow from accounts payable was due to changes in buying patterns and inventory growth. The $18.3 million decrease in cash flow from inventory was due to growth in Journeys’ and Hat World’s inventory to support the growth in those businesses as well as the decision to carry more inventory per store in Hat World. The $4.0 million decrease in cash flow from other accrued liabilities was due to increased bonus payments in Fiscal 2006.
The $23.5 million increase in inventories at January 28, 2006 from January 29, 2005 levels reflects inventory purchased to support the net increase of 155 stores in Fiscal 2006 and the decision to carry more inventory per store in Hat World.
Accounts receivable at January 28, 2006 increased $3.3 million compared to January 29, 2005 due primarily to increased tenant allowance receivables.
Cash provided by operating activities was $99.8 million in Fiscal 2005 compared to $68.6 million in Fiscal 2004. The $31.2 million increase in cash flow from operating activities reflects primarily an increase in cash flow from a $20.1 million increase in net earnings, a $6.7 million increase in depreciation and a change in other accrued liabilities of $20.8 million, offset by decreases in cash flow from changes in accounts receivable, accounts payable and inventory of $11.5 million, $11.2 million and $6.6 million, respectively. The $20.8 million increase in cash flow from other accrued liabilities was primarily due to increased bonus accruals. The $11.5 million decrease in cash flow from accounts receivable was primarily due to increased wholesale sales. The $11.2 million decrease in cash flow from accounts payable was primarily due to seasonal declines in Hat World accounts payable from acquisition date and changes in buying patterns. The $6.6 million decrease in cash flow from inventory was due to growth in the retail businesses and the addition of Hat World.

The $5.2 million increase in inventories at January 29, 2005 from January 31, 2004 levels primarily reflects increases in retail inventory to support new store growth.
Accounts receivable at January 29, 2005 increased $4.9 million compared to January 31, 2004 primarily due to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2006	2005	2004
		(in thousands)
Accounts payable	$8,744	$(6,902)	$4,305
Accrued liabilities	17,357	21,341	530

	$26,101	$14,439	$4,835

The fluctuations in cash provided due to changes in accounts payable for Fiscal 2006 from Fiscal 2005 are due to changes in buying patterns and payment terms negotiated with individual vendors and the impact of the Hat World acquisition and for Fiscal 2005 from Fiscal 2004 are due primarily from seasonal declines in Hat World accounts payable from acquisition date. The change in cash provided due to changes in accrued liabilities for Fiscal 2006 from Fiscal 2005 was due primarily to increased bonus payments and the change in accrued liabilities for Fiscal 2005 from Fiscal 2004 was due primarily to increased bonus accruals.
Revolving credit borrowings averaged less than $0.1 million during Fiscal 2006 and there was an average of $5.2 million of revolving credit borrowings during Fiscal 2005, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for Fiscal 2006. On April 1, 2004, the Company entered into a new credit agreement with ten banks, providing for a $100.0 million, five-year term loan and a $75.0 million, five-year revolving credit facility.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 28, 2006, excluding contractual interest obligations.

(in thousands)	Payments Due by Period
Contractual Obligations					More
		Less than 1	1 - 3	3 - 5	than 5
	Total	year	years	years	years
Long-Term Debt	$106,250	$-0-	$12,500	$7,500	$86,250
Capital Lease Obligations	24	1	2	2	19
Operating Lease Obligations	842,552	126,701	239,167	195,872	280,812
Purchase Obligations*	232,832	232,832	-0-	-0-	-0-
Other Long-Term Liabilities	1,631	-0-	402	394	835

Total Contractual Obligations	$1,183,289	$359,534	$252,071	$203,768	$367,916

(in thousands)	Amount of Commitment Expiration Per Period
Commercial Commitments					More
	Total Amounts	Less than 1	1 - 3	3 - 5	than 5
	Committed	year	years	years	years

Letters of Credit	$14,730	$14,730	$-0-	$-0-	$-0-

Total Commercial Commitments	$14,730	$14,730	$-0-	$-0-	$-0-

*  Open purchase orders for inventory.
Capital Expenditures
Capital expenditures were $56.9 million, $39.5 million and $22.5 million for Fiscal 2006, 2005 and 2004, respectively. The $17.4 million increase in Fiscal 2006 capital expenditures as compared to Fiscal 2005 resulted primarily from the increase in retail store capital expenditures due to 193 new store openings in Fiscal 2006. The $17.0 million increase in Fiscal 2005 capital expenditures as compared to Fiscal 2004 resulted primarily from the addition of Hat World.
Total capital expenditures in Fiscal 2007 are expected to be approximately $58.8 million. These include expected retail capital expenditures of $52.4 million to open approximately 60 Journeys stores, 25 Journeys Kidz stores, eleven Shi by Journeys stores, eleven Johnston & Murphy stores and factory stores, 15 Underground Station stores, and 85 Hat World stores and to complete 80 major store renovations, including two conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal 2007 for wholesale operations and other purposes are expected to be approximately $6.4 million, including approximately $2.6 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2007. The Company plans to borrow under its credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $4.0 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has not repurchased any shares since Fiscal 2004.
There were $14.7 million of letters of credit outstanding at January 28, 2006, leaving availability under the revolving credit facility of $60.3 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at January 28, 2006.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2006, $0.9 million reflected in Fiscal 2005 and $1.8 million reflected in Fiscal 2004. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. The $20.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or the Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the original term loan. The notional amount of the one remaining interest rate swap agreement is $20.0 million. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. At January 28, 2006, the net gain on this interest rate swap agreement was $0.2 million.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at January 28, 2006. As a result, the Company considers the interest rate market risk implicit in these investments at January 28, 2006 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At January 28, 2006, the Company had $7.5 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at January 28, 2006 was $15,000 based on current spot rates. As of January 28, 2006, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.8 million.
Accounts Receivable – The Company’s accounts receivable balance at January 28, 2006 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 15% of the Company’s trade accounts receivable balance and another customer accounted for 12% as of January 28, 2006. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at January 28, 2006, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007.
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
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1 to the Consolidated Financial Statements. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use a Black-Scholes model for option valuation. SFAS No. 123(R) includes several modifications to the presentation of income taxes in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123(R) does not allow companies to “predict” when these taxable events will take place. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.9 million, $3.3 million and $0.1 million in Fiscal 2006, 2005 and 2004, respectively.
The Company will utilize the “modified prospective” method of adoption for SFAS No. 123(R). The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock, as well as assumptions regarding a number of complex variables such as the Company’s stock price variability and employee stock option exercise behaviors. See Note 12 to the Company’s Consolidated Financial Statements for additional information on the Company’s stock-based compensation plans.
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the

Company’s results of operations or financial position.
In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the Company in Fiscal 2006 and did not have a material impact on the Company’s results of operations or financial position.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 28, 2006, the Company’s internal control over financial reporting is effective based on these criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 46 hereof.
Dated: April 11, 2006

/s/ Hal N. Pennington

Hal N. Pennington
Chairman, President and
Chief Executive Officer

/s/ James S. Gulmi

James S. Gulmi
Senior Vice President — Finance and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Genesco Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Genesco Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genesco Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006 and our report dated April 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 11, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule referenced in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 11, 2006

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	2006	2005

Current Assets
Cash and cash equivalents	$60,451	$60,068
Accounts receivable, net of allowances of $1,439 at January 28, 2006 and $2,166 at January 29, 2005	21,171	17,906
Inventories	230,648	207,197
Deferred income taxes	8,649	2,699
Prepaids and other current assets	20,269	18,049

Total current assets	341,188	305,919

Property and equipment:
Land	4,972	4,972
Buildings and building equipment	14,723	14,565
Computer hardware, software and equipment	60,289	54,445
Furniture and fixtures	67,036	58,679
Construction in progress	11,728	6,085
Improvements to leased property	187,083	158,692

Property and equipment, at cost	345,831	297,438
Accumulated depreciation	(157,784)	(128,768)

Property and equipment, net	188,047	168,670

Deferred income taxes	-0-	329
Goodwill	96,235	97,223
Trademarks	47,671	47,633
Other intangibles, net of accumulated amortization of $4,302 at January 28, 2006 and $1,954 at January 29, 2005	4,284	6,632
Other noncurrent assets	8,693	9,165

Total Assets	$686,118	$635,571

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Shareholders’ Equity	2006	2005

Current Liabilities
Accounts payable	$73,929	$65,599
Accrued employee compensation	26,047	21,836
Accrued other taxes	12,129	10,162
Accrued income taxes	12,886	5,312
Other accrued liabilities	27,178	22,640
Provision for discontinued operations	4,033	4,125

Total current liabilities	156,202	129,674

Long-term debt	106,250	161,250
Pension liability	23,222	28,328
Deferred rent and other long-term liabilities	50,013	42,576
Provision for discontinued operations	1,680	1,678

Total liabilities	337,367	363,506

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,695	7,474
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: January 28, 2006 – 23,748,134/23,259,670 January 29, 2005 – 22,925,857/22,437,393	23,748	22,926
Additional paid-in capital	123,137	109,005
Retained earnings	239,232	176,819
Accumulated other comprehensive loss	(26,204)	(26,302)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	348,751	272,065

Total Liabilities and Shareholders’ Equity	$686,118	$635,571

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2006	2005	2004

Net sales	$1,283,876	$1,112,681	$837,379
Cost of sales	631,469	561,597	448,601
Selling and administrative expenses	537,327	461,799	332,694
Restructuring and other, net	2,253	1,221	1,854

Earnings from operations	112,827	88,064	54,230

Loss on early retirement of debt	-0-	-0-	2,581
Interest expense, net:
Interest expense	11,482	11,373	7,902
Interest income	(1,125)	(411)	(613)

Total interest expense, net	10,357	10,962	7,289

Earnings before income taxes from continuing operations	102,470	77,102	44,360
Income tax expense	39,844	28,642	15,335

Earnings from continuing operations	62,626	48,460	29,025
Earnings from (provision for) discontinued operations, net	60	(211)	(888)

Net Earnings	$62,686	$48,249	$28,137

Basic earnings per common share:
Continuing operations	$2.73	$2.19	$1.32
Discontinued operations	$.01	$(.01)	$(.04)
Net earnings	$2.74	$2.18	$1.28
Diluted earnings per common share:
Continuing operations	$2.38	$1.92	$1.24
Discontinued operations	$.00	$(.01)	$(.04)
Net earnings	$2.38	$1.91	$1.20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,686	$48,249	$28,137
Tax benefit of stock options exercised	3,850	3,264	69
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	34,622	31,266	24,607
Provision for legal settlement	1,659	-0-	-0-
Deferred income taxes	(5,065)	6,061	(119)
Provision for losses on accounts receivable	29	3	271
Impairment of long-lived assets	376	1,017	3,794
Restricted stock and other stock compensation	972	271	181
Restructuring gain	-0-	-0-	(1,940)
(Earnings from) provision for discontinued operations	(98)	339	1,433
Other	3,803	2,847	2,344
Effect on cash of changes in working capital and other assets and liabilities net of acquisitions:
Accounts receivable	(3,294)	(4,900)	6,564
Inventories	(23,452)	(5,192)	1,388
Prepaids and other current assets	(2,220)	(2,743)	(1,276)
Accounts payable	8,744	(6,902)	4,305
Other accrued liabilities	17,357	21,341	530
Other assets and liabilities	5,032	4,863	(1,643)

Net cash provided by operating activities	105,001	99,784	68,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,946)	(39,480)	(22,540)
Acquisitions, net of cash acquired	-0-	(167,676)	-0-
Proceeds from sale of property and equipment	21	12	683

Net cash used in investing activities	(56,925)	(207,144)	(21,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(55,000)	(25,000)	(103,245)
Payments of capital leases	(358)	(480)	-0-
Long-term borrowings	-0-	100,000	86,250
Stock repurchases	-0-	-0-	(1,901)
Change in overdraft balances	(414)	5,544	(44)
Dividends paid on non-redeemable preferred stock	(273)	(292)	(294)
Options exercised and shares issued in employee stock purchase plan	8,352	9,467	1,028
Financing costs paid	-0-	(3,360)	(2,961)
Other	-0-	-0-	(1)

Net cash (used in) provided by financing activities	(47,693)	85,879	(21,168)

Net Cash Flows	383	(21,481)	25,620
Cash and cash equivalents at beginning of year	60,068	81,549	55,929

Cash and cash equivalents at end of year	$60,451	$60,068	$81,549

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$10,368	$9,854	$8,496
Income taxes	32,510	23,796	10,630
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 1, 2003	7,599	22,222	97,488	101,019	(30,452)	(17,857)		180,019

Net earnings	-0-	-0-	-0-	28,137	-0-	-0-	28,137	28,137
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(294)	-0-	-0-	-0-	(294)
Exercise of options	-0-	45	624	-0-	-0-	-0-	-0-	669
Issue shares — Employee Stock Purchase Plan	-0-	32	327	-0-	-0-	-0-	-0-	359
Tax effect of exercise of stock options	-0-	-0-	69	-0-	-0-	-0-	-0-	69
Stock repurchases	-0-	(117)	(1,784)	-0-	-0-	-0-	-0-	(1,901)
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	985	-0-	985	985
Minimum pension liability adjustment (net of tax of $2.8 million)	-0-	-0-	-0-	-0-	4,303	-0-	4,303	4,303
Other	(19)	30	(112)	-0-	-0-	-0-	-0-	(101)

Comprehensive income							33,425

Balance January 31, 2004	7,580	22,212	96,612	128,862	(25,164)	(17,857)		212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	48,249	48,249
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares — Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344

Comprehensive income							$62,784

Balance January 28, 2006	$6,695	$23,748	$123,137	$239,232	$(26,204)	$(17,857)		$348,751

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at January 28, 2006 of 1,773 Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2006, Fiscal 2005 and Fiscal 2004 were 52-week years with 364 days each. Fiscal Year 2006 ended on January 28, 2006, Fiscal Year 2005 ended on January 29, 2005 and Fiscal Year 2004 ended on January 31, 2004.
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
Impairment of Definite-Lived Long-Lived Assets
The Company periodically assesses the realizability of its definite-lived long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of held and used definite-lived long-lived assets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstance as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Cash and Cash Equivalents
Included in cash and cash equivalents at January 28, 2006 and January 29, 2005 are cash equivalents of $48.5 million and $51.3 million, respectively. Cash equivalents are highly-liquid debt instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At January 28, 2006 and January 29, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.2 million and $17.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 15% of the Company’s trade receivables balance and another customer accounted for 12% as of January 28, 2006 and no other customer accounted for more than 7% of the Company’s trade receivables balance as of January 28, 2006.
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
Leases
Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in selling and administrative expenses in the Consolidated Statements of Earnings.

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
Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 28, 2006 and January 29, 2005 are:
Fair Values

		2006		2005
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$86,250	$157,406	$86,250	$125,367
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables, foreign currency hedges, interest rate swap and accounts payable approximate fair value due to the short-term maturity of these instruments.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $4.5 million, $5.9 million and $8.7 million for Fiscal 2006, 2005 and 2004, respectively.

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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $29.1 million, $25.0 million and $20.3 million for Fiscal 2006, 2005 and 2004, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets included prepaid assets for direct response advertising costs of $0.9 million and $1.2 million at January 28, 2006 and January 29, 2005.
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
Cooperative Advertising
Cooperative advertising funds are made available to all of the Company’s wholesale customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”
Cooperative advertising costs recognized in selling and administrative expenses were $2.2 million, $2.4 million and $2.5 million in Fiscal 2006, 2005 and 2004, respectively. During Fiscal 2006, 2005 and 2004, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.6 million, $3.7 million and $2.3 million for Fiscal 2006, 2005 and 2004, respectively. During Fiscal 2006, 2005 and 2004, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 11).
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 28, 2006 consists of $25.9 million of cumulative minimum pension liability adjustments, net of tax, cumulative net losses of $0.6 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.2 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of $0.1 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company for making internal operating decisions (see Note 14).
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Stock Incentive Plans
As of January 28, 2006, the Company had two fixed stock incentive plans. Under the new 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company granted options to management personnel as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In April 2005, 36,764 shares of restricted stock granted to the chairman, president and chief executive officer of the Company in April 2002 vested and their fair value was charged against income as compensation cost over the vesting period. The Company’s only outstanding, unvested restricted stock under the 1996 Stock Incentive Plan consists of shares granted to non-employee directors. Under the 2005 Equity Incentive Plan, the Company issued 228,594 shares of restricted stock in October and December 2005. The fair value of this stock is charged against income as compensation cost over the vesting period. Compensation cost of $0.6 million, $0.4 million and $0.5 million, net of tax, for Fiscal 2006, 2005 and 2004, respectively, has been charged against income for restricted stock granted under the Company’s stock incentive plans. No other stock incentive plan compensation is reflected in net earnings, as all other awards under the fixed stock incentive plans were options with an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for all of the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Years
(In thousands, except per share amounts)	2006	2005	2004
Net income, as reported	$62,686	$48,249	$28,137

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	648	418	520

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,699)	(2,853)	(2,320)

Pro forma net earnings	$59,635	$45,814	$26,337

Earnings per share:

Basic — as reported	$2.74	$2.18	$1.28

Basic — pro forma	$2.60	$2.07	$1.20

Diluted — as reported	$2.38	$1.91	$1.20

Diluted — pro forma	$2.27	$1.82	$1.13

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
For purposes of applying SFAS No. 123 for Fiscal 2006, the Company refined its volatility input assumption and believes that such refinement is consistent with requirements under SFAS No. 123(R). Historically during Fiscal 2005 and 2004, the volatility assumption was calculated based on historical stock price changes over the expected term. Beginning in Fiscal 2006, based on research done by the Company on alternative methods for valuing option grants, the Company determined the volatility assumption would be calculated using implied volatilities of traded Genesco options combined with historical term structure. The weighted average volatility assumption used for Fiscal 2006 was 42%, as compared to a weighted average volatility assumption of 60% for Fiscal 2005 and 61% for Fiscal 2004. Had the Company used the methodologies employed in prior years to estimate stock option valuation assumptions, the weighted average fair value of an option granted in Fiscal 2006 would have increased by approximately 16%.
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
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share set forth above. The pro forma amounts were calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use a Black-Scholes model for option valuation. SFAS No. 123(R) includes several modifications to the presentation of income taxes in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123(R) does not allow companies to “predict” when these taxable events will take place. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.9 million, $3.3 million and $0.1 million in Fiscal 2006, 2005 and 2004, respectively.
The Company will utilize the “modified prospective” method of adoption for SFAS No. 123(R). The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock, as well as assumptions regarding a number of complex variables such as the Company’s stock price variability and employee stock option exercise behaviors. See Note 12 to the Company’s Consolidated Financial Statements for additional information on the Company’s stock-based compensation plans.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the Company’s results of operations or financial position.
In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the Company in Fiscal 2006 and did not have a material impact on the Company’s results of operations or financial position.
Note 2
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Acquisitions, Continued
The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):
At April 1, 2004

Inventories	$33,888
Property and equipment	24,278
Unamortizable intangible assets (indefinite-lived trademarks)	47,324
Amortizable intangibles (primarily lease write-up)	8,586
Goodwill	96,235
Other assets	4,850
Accounts payable	(19,036)
Noncurrent deferred tax liability	(22,828)
Other liabilities	(6,979)

Net Assets Acquired	$166,318

The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.3 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The amortization of intangibles was $2.3 million and $2.0 million for Fiscal 2006 and 2005, respectively. The amortization of intangibles for Fiscal 2007, 2008, 2009, 2010 and 2011 will be $1.7 million, $1.2 million, $0.7 million, $0.4 million and $0.2 million, respectively. The goodwill related to the Hat World acquisition is not deductible for tax purposes. Goodwill decreased $0.7 million in the second quarter of Fiscal 2006 due to a reduction of income taxes payable and $0.3 million in the fourth quarter of Fiscal 2006 due to the recognition of deferred tax assets.
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

	Actual	Pro forma
In thousands, except per share data	2006	2005	2004

Net sales	$1,283,876	$1,145,642	$1,036,798
Net earnings	62,686	46,799	34,500
Net earnings per share:
Basic	$2.74	$2.11	$1.57
Diluted	$2.38	$1.86	$1.46

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Acquisitions, Continued
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., a Canadian specialty retailer of headwear. The purchase price for the Cap Connection business was approximately $1.7 million. At January 28, 2006, there were 18 Cap Connection and Head Quarters stores in Alberta, British Columbia and Ontario, Canada.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of thirteen Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $1.2 million ($0.8 million net of tax) in Fiscal 2005. The charge included $1.8 million for lease terminations of 20 Jarman stores and retail store asset impairments offset by the recognition of a $0.6 million gain on the curtailment of the Company’s defined benefit pension plan.
The Company recorded a pretax charge to earnings of $1.9 million ($1.2 million net of tax) in Fiscal 2004. The charge included $3.8 million in asset impairments related to underperforming retail stores identified as suitable for closing if acceptable lease terminations could be negotiated, most of which were Jarman stores. The charge is net of recognition of $1.9 million of excess restructuring provisions primarily relating to facility shutdown costs originally accrued in Fiscal 2002. In accordance with SFAS No. 146, the Company revised its estimated liability and reduced the lease obligation during the period that the early lease termination was contractually obtained.
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
Restructuring Reserves

	Employee	Facility
	Related	Shutdown
In thousands	Costs	Costs	Total

Balance January 31, 2004 (included in other accrued liabilities)	$54	$453	$507
Charges and adjustments, net	(54)	(453)	(507)

Balance January 29, 2005	$-0-	$-0-	$-0-
Charges and adjustments, net	-0-	-0-	-0-

Balance January 28, 2006	$-0-	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
Discontinued Operations
For the year ended January 28, 2006, the Company recorded a credit to earnings of $0.1 million ($0.1 million net of tax) reflected in discontinued operations, including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).
For the year ended January 29, 2005, the Company recorded an additional charge to earnings of $0.3 million ($0.2 million net of tax) reflected in discontinued operations, including $1.0 million for anticipated costs of environmental remedial alternatives related to two manufacturing facilities formerly operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations (see Note 13).
In the fourth quarter ended January 31, 2004, the Company recorded an additional charge to earnings of $1.4 million ($0.9 million net of tax) reflected in discontinued operations, including $0.6 million for the Company’s former Volunteer Leather tannery in Whitehall, Michigan, and $0.8 million primarily for additional costs of a remedial investigation and feasibility study at its former knitting mill in New York (see Note 13).
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 31, 2004	$3,021	$2	$3,023
Additional provisions Fiscal 2005	911	-0-	911
Charges and adjustments, net	1,868	1	1,869

Balance January 29, 2005	5,800	3	5,803
Excess provision Fiscal 2006	(98)	-0-	(98)
Charges and adjustments, net	8	-0-	8

Balance January 28, 2006*	5,710	3	5,713
Current provision for discontinued operations	4,030	3	4,033

Total Noncurrent Provision for Discontinued Operations	$1,680	$-0-	$1,680

*	Includes $5.4 million environmental provision including $3.8 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4
Inventories

	January 28,	January 29,
In thousands	2006	2005

Raw materials	$203	$212
Wholesale finished goods	30,392	28,476
Retail merchandise	200,053	178,509

Total Inventories	$230,648	$207,197

Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At January 28, 2006 and January 29, 2005, the Company had approximately $7.5 million and $12.8 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at January 28, 2006 and January 29, 2005 was $15,000 and $0.1 million, respectively. For the year ended January 28, 2006, the Company recorded an unrealized loss on foreign currency forward contracts of $1.7 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Derivative Instruments and Hedging Activities, Continued
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its new $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (4.53% at January 3, 2006, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005. The swap agreement with a $20.0 million notional amount expires on July 1, 2006 but it was paid off early in January 2006. The swap agreement with an original $30.0 million notional amount expires on April 1, 2007 and has a $20.0 million notional amount as of January 28, 2006. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. The Company received $0.3 million as a result of early termination of the interest rate swap agreements.
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
At January 28, 2006, the net gain of these interest rate swap agreements was $0.2 million, net of tax, representing the change in fair value of the derivative instruments.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt

In thousands	2006	2005

4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	20,000	75,000
Revolver borrowings	-0-	-0-

Total long-term debt	106,250	161,250
Current portion, term loan	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$106,250	$161,250

Long-term debt maturing during each of the next five years ending January is as follows: 2007 – $-0-, 2008 — $-0-; 2009 — $12,500,000; 2010 — $7,500,000; 2011 — $-0-; and thereafter - $86,250,000.
Credit Agreement:
On April 1, 2004, the Company entered into new credit facilities totaling $175.0 million with a group of 10 banks, led by Bank of America, N.A. as Administrative Agent. The agreement, as amended April 10, 2006, governing the facilities expires April 1, 2009. The facilities consist of a $100.0 million term loan (used to fund a portion of the purchase price for the Hat World acquisition) and a $75.0 million revolving credit facility (which replaced the previous $75.0 million revolving credit facility). The revolving credit facility is available for working capital and general corporate purposes, and also provides for the issuance of commercial and standby letters of credit. The Company borrowed the $100.0 million term loan on April 1, 2004. In January 2005, the Company prepaid $15.0 million of its $100.0 million term loan that was due in Fiscal 2006. In connection with the prepayment, the Company wrote off less than $0.1 million of deferred financing costs. During Fiscal 2006, the Company prepaid $55.0 million of its $100.0 million term loan that was due in Fiscal 2007, 2008 and 2009. In connection with the prepayment, the Company wrote off $0.6 million of deferred financing costs. The Company received $0.3 million as a result of early termination of the interest rate swap agreements. The net write-offs of deferred financing costs and swap agreement gains of $0.3 million are included in selling and administrative expenses on the accompanying Statements of Earnings. The Company had no borrowings outstanding under the revolving credit facility at January 28, 2006. The Company had outstanding letters of credit of $14.7 million under the facility at January 28, 2006. These letters of credit support product purchases and lease and insurance indemnifications.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
Deferred financing costs incurred of $3.4 million related to the $175.0 million credit facilities were capitalized and are being amortized over the expected lives of the facilities. These costs are included in other non-current assets on the Consolidated Balance Sheets.
These credit facilities are guaranteed by each subsidiary of the Company whose assets exceed 5% of the consolidated assets of the Company and its subsidiaries or whose revenue or net income exceeds 10% of the consolidated net income of the Company and its subsidiaries. These credit facilities are secured by substantially all of the material assets of the Company and the guarantors.
The credit agreement requires the Company to maintain a consolidated tangible net worth in excess of a specified amount that is adjusted in accordance with the Company’s consolidated net income. The credit agreement also requires the Company to meet specified ratio requirements with respect to leverage (lease adjusted debt to EBITDAR) and fixed charge coverage, and restricts the making of capital expenditures. The credit agreement also contains negative covenants restricting, among other things, indebtedness, liens, investments (including acquisitions), fundamental changes and restricted payments (including repurchasing the Company’s common stock or declaring cash dividends in respect thereof). The Company was in compliance with the financial covenants contained in the credit agreement at January 28, 2006.
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share, if: (1) the price of its common stock issuable upon conversion of a Debenture reaches 120% or more of the initial conversion price ($26.54 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. As of January 31, 2006, the debentures became convertible into shares of common stock at the option of the holders. The Company’s common stock closed at or above $26.54 for at least 10 of the last 30 trading days of the fourth quarter of Fiscal 2005. Therefore, the contingency was satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment.
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
Note 6
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
Notes to Consolidated Financial Statements
Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2021. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 7% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2006	2005	2004

Minimum rentals	$110,028	$94,561	$69,095
Contingent rentals	4,668	3,741	3,021
Sublease rentals	(768)	(1,186)	(1,314)

Total Rental Expense	$113,928	$97,116	$70,802

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2007	$126,701
2008	124,390
2009	114,777
2010	104,190
2011	91,682
Later years	280,812

Total Minimum Rental Commitments	$842,552

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other accrued liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $20.3 million and $18.0 million for Fiscal 2006 and 2005, respectively, and deferred rent of $19.5 million and $15.8 million for Fiscal 2006 and 2005, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity
Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2006	2005	2004	2006	2005	2004	Ratio		Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		36,295	36,620	36,920	$1,452	$1,465	$1,477	.83		1
$4.75 Series 3	40,449		17,660	17,660	18,163	1,766	1,766	1,816	2.11		2
$4.75 Series 4	53,764		9,184	16,412	16,412	918	1,641	1,641	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,017	30,017	30,017	901	900	901			1

			93,156	100,709	101,512	5,037	5,772	5,835

Employees’ Subordinated
Convertible Preferred	5,000,000		61,403	63,031	64,326	1,842	1,891	1,930	1.00	***	1

Stated Value of Issued Shares						6,879	7,663	7,765
Employees’ Preferred Stock Purchase Accounts						(184)	(189)	(185)

Total Non-Redeemable Preferred Stock						$6,695	$7,474	$7,580

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance February 1, 2003	$5,835	$1,958	$(194)	$7,599
Other	-0-	(28)	9	(19)

Balance January 31, 2004	5,835	1,930	(185)	7,580
Other	(63)	(39)	(4)	(106)

Balance January 29, 2005	5,772	1,891	(189)	7,474
Conversion of Series 4	(723)	-0-	-0-	(723)
Other	(12)	(49)	5	(56)

Balance January 28, 2006	$5,037	$1,842	$(184)	$6,695

Subordinated Serial Preferred Stock (Cumulative):
Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1—$40 per share plus accumulated dividends and for Series 3 and 4—$100 per share plus accumulated dividends.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 28, 2006 – 23,748,134 shares; January 29, 2005 — 22,925,857 shares. There were 488,464 shares held in treasury at January 28, 2006 and January 29, 2005. Each outstanding share is entitled to one vote. At January 28, 2006, common shares were reserved as follows: 142,741 shares for conversion of preferred stock; 1,880,509 shares for the 1996 Stock Incentive Plan; 1,000,000 shares for the 2005 Stock Incentive Plan; and 343,509 shares for the Genesco Employee Stock Purchase Plan.
For the year ended January 28, 2006, 547,350 shares of common stock were issued for the exercise of stock options at an average weighted market price of $16.16, for a total of $8.8 million; 228,594 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 24,978 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $20.34, for a total of $0.5 million; 8,500 shares were issued to directors for no consideration; and 12,855 shares were issued in miscellaneous conversions of Series 1, Series 4 and Employees’ Subordinated Convertible Preferred Stock. The 547,350 options exercised include 510,586 shares of fixed stock options and 36,764 shares of restricted stock (see Note 12).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity, Continued
For the year ended January 29, 2005, 667,461 shares of common stock were issued for the exercise of stock options at an average weighted market price of $13.66, for a total of $9.1 million; 24,529 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $14.31, for a total of $0.4 million; 19,601 shares were issued to directors for no consideration; and 2,605 shares were issued in miscellaneous conversions of Series 1, Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 667,461 options exercised include 647,461 shares of fixed stock options and 20,000 shares of restricted stock (see Note 12).
For the year ended January 31, 2004, 45,262 shares of common stock were issued for the exercise of stock options at an average weighted market price of $14.79, for a total of $0.7 million; 32,505 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $11.05, for a total of $0.4 million; 28,176 shares were issued to directors for no consideration; and 952 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 45,262 options exercised include 17,000 shares of fixed stock options and 28,262 shares of restricted stock (see Note 12). In addition, the Company repurchased and retired 116,800 shares of common stock at an average weighted market price of $16.27, for a total of $1.9 million.
Restrictions on Dividends and Redemptions of Capital Stock:
The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.
The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to capital stock, including repurchases (although the Company may make payments with respect to preferred stock). At January 28, 2006, $24.8 million was available for such payments related to common stock.
The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.
Dividends declared for Fiscal 2006 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $273,000 in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity, Continued
Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at February 1, 2003	22,221,566	101,524	65,269
Exercise of options	45,262	-0-	-0-
Issue shares — Employee Stock Purchase Plan	32,505	-0-	-0-
Stock repurchase	(116,800)	-0-	-0-
Other	29,128	(12)	(943)

Issued at January 31, 2004	22,211,661	101,512	64,326
Exercise of options	667,461	-0-	-0-
Issue shares — Employee Stock Purchase Plan	24,529	-0-	-0-
Other	22,206	(803)	(1,295)

Issued at January 29, 2005	22,925,857	100,709	63,031
Exercise of options	547,350	-0-	-0-
Issue restricted stock	228,594	-0-	-0-
Issue shares — Employee Stock Purchase Plan	24,978	-0-	-0-
Conversion of Series 4 preferred stock	10,985	(7,228)	-0-
Other	10,370	(325)	(1,628)

Issued at January 28, 2006	23,748,134	93,156	61,403
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 28, 2006	23,259,670	93,156	61,403

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes
Income tax expense from continuing operations is comprised of the following:

In thousands	2006	2005	2004

Current
U.S. federal	$38,486	$20,114	$13,681
Foreign	231	432	357
State	6,192	2,035	1,416

Total Current Income Tax Expense	44,909	22,581	15,454

Deferred
U.S. federal	(4,429)	4,442	(36)
Foreign	(57)	(20)	62
State	(579)	1,639	(145)

Total Deferred Income Tax (Benefit) Expense	(5,065)	6,061	(119)

Total Income Tax Expense	$39,844	$28,642	$15,335

Discontinued operations were recorded net of income tax expense (benefit) of approximately $38,000, ($0.1) million and ($0.5) million in Fiscal 2006, 2005 and 2004, respectively.
As a result of the exercise of non-qualified stock options by the Company’s directors and employees during Fiscal 2006, 2005 and 2004, the Company realized a federal income tax benefit of approximately $3.9 million, $3.3 million and $0.1 million, respectively. These tax benefits are accounted for as a decrease in current income taxes payable and an increase in additional paid-in capital.
In addition, during Fiscal 2006, the Company also realized a federal income tax benefit of $0.7 million related to stock options exercised as a result of the Hat World acquisition. As discussed in Note 2, this benefit was accounted for as a decrease to current taxes payable and a reduction to goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
Deferred tax assets and liabilities are comprised of the following:

	January 28,	January 29,
In thousands	2006	2005

Identified intangibles	$(20,633)	$(21,538)
Convertible bonds	(4,020)	(2,303)
Tax over book depreciation	-0-	(1,314)

Total deferred tax liabilities	$(24,653)	$(25,155)

Deferred rent	10,085	8,614
Pensions	7,343	8,171
Expense accruals	4,016	2,698
Uniform capitalization costs	2,324	2,071
Book over tax depreciation	2,846	-0-
Provisions for discontinued operations and restructurings	644	952
Inventory valuation	525	1,251
Tax net operating loss and credit carryforwards	498	1,241
Allowances for bad debts and notes	145	185
Other	4,253	3,000

Deferred tax assets	32,679	28,183

Net Deferred Tax Assets	$8,026	$3,028

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2006	2005	2004

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.56	3.09	1.82
Previously accrued income taxes	.00	(.93)	(2.45)
Other	.32	(.01)	.20

Effective Tax Rate	38.88%	37.15%	34.57%

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
As of January 28, 2006 and January 29, 2005, the Company had state net operating loss carryforwards of $6.4 million and $13.0 million, respectively, expiring in tax years 2010 through 2020.
As of January 28, 2006 and January 29, 2005, the Company had state tax credits of $0.3 million and $0.2 million, respectively. These credits expire in tax years 2006 through 2020.
As of January 28, 2006, the Company had foreign tax credits of $0.2 million. These credits will expire in tax year 2016.
Note 10
Defined Benefit Pension Plans and Other Benefit Plans
Defined Benefit Pension Plans
The Company sponsored a non-contributory, defined benefit pension plan. As of January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to the participant’s cash balance account under the new formula. Effective January 1, 2005, the Company froze the defined benefit cash balance plan which prevents any new entrants into the plan as of that date as well as effects the amounts credited to the participants’ accounts as discussed below.
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
Note 10
Defined Benefit Pension Plans and Other Benefit Plans, Continued
Assets and Obligations
The following table sets forth the change in benefit obligation for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005

Benefit obligation at beginning of year	$120,601	$117,458	$3,263	$3,071
Service cost	250	2,164	205	133
Interest cost	6,639	6,871	197	174
Plan amendments	-0-	-0-	-0-	-0-
Plan participants’ contributions	-0-	-0-	150	137
Benefits paid	(8,595)	(8,931)	(511)	(264)
Actuarial loss	3,048	4,681	623	12
Curtailment gain	-0-	(1,642)	-0-	-0-

Benefit obligation at end of year	$121,943	$120,601	$3,927	$3,263

The following table sets forth the change in plan assets for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005

Fair value of plan assets at beginning of year	$92,273	$89,524	$-0-	$-0-
Actual gain on plan assets	8,043	8,421	-0-	-0-
Employer contributions	7,000	3,259	361	127
Plan participants’ contributions	-0-	-0-	150	137
Benefits paid	(8,595)	(8,931)	(511)	(264)

Fair value of plan assets at end of year	$98,721	$92,273	$-0-	$-0-

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Benefit Plans, Continued
Funded Status
The following table sets forth the funded status of the plans for the respective fiscal year:

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005

Accumulated benefit obligation	$(121,943)	$(120,601)	$(3,927)	$(3,263)
Future pay increases	-0-	-0-	-0-	-0-

Projected benefit obligation	(121,943)	(120,601)	(3,927)	(3,263)
Assets	98,721	92,273	-0-	-0-

Under funded projected benefit obligation	(23,222)	(28,328)	(3,927)	(3,263)
Prior service cost	-0-	-0-	-0-	-0-
Cumulative net losses	42,719	44,514	1,603	1,062
Minimum pension liability	(42,719)	(44,514)	-0-	-0-

Accrued Benefit Liability	$(23,222)	$(28,328)	$(2,324)	$(2,201)

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2006	2005	2004	2006	2005	2004

Service cost	$250	$2,164	$2,009	$205	$133	$95
Interest cost	6,639	6,871	7,150	197	174	150
Expected return on plan assets	(7,702)	(7,492)	(7,781)	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	(70)	(140)	-0-	-0-	-0-
Losses	4,502	4,015	3,056	83	54	70

Net amortization	4,502	3,945	2,916	83	54	70
Curtailment gain	-0-	(605)	-0-	-0-	-0-	-0-

Net Periodic Benefit Cost	$3,689	$4,883	$4,294	$485	$361	$315

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
Note 10
Defined Benefit Pension Plans and Other Benefit Plans, Continued
Additional Information

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005

Increase (decrease) in minimum pension liability included in other comprehensive income	(1,795)	1,087	NA	NA
Weighted-average assumptions used to determine benefit obligations

	Pension Benefits			Other Benefits
	2006	2005		2006	2005

Discount rate	5.50%	5.75%		5.50%	5.75%
Rate of compensation increase	NA	4.50%	*	—	—
Measurement date	12-31-2005	12-31-2004		1-28-2006	1-29-2005
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.125%	5.50%	5.75%	6.10%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	4.50%*	4.50%	—	—	—

*The defined benefit pension plan was frozen effective January 1, 2005.
The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.75% to 5.50% from Fiscal 2005 to Fiscal 2006. The decrease in the rate increased the accumulated benefit obligation by $3.2 million and increased the projected benefit obligation by $3.2 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.125% to 5.75% from Fiscal 2004 to Fiscal 2005. The decrease in the rate increased the accumulated benefit obligation by $4.7 million and increased the projected benefit obligation by $4.7 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Benefit Plans, Continued
Assumed health care cost trend rates at December 31

	2006	2005
Health care cost trend rate assumed for next year	9%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2011
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$76	$47
Accumulated postretirement benefit obligation	$394	$332
Plan Assets
The Company’s pension plan weighted average asset allocations as of December 31, 2005, and 2004, by asset category are as follows:

	Plan Assets
	at December 31
	2005	2004
Asset Category
Equity securities	68%	64%
Debt securities	29%	31%
Other	3%	5%

Total	100%	100%

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
Note 10
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
At January 28, 2006 and January 29, 2005, there were no Company related assets in the plan.
Cash Flows
Contributions
There was no ERISA cash requirement for the plan in 2005 and none is projected to be required in 2006. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $4.0 million contribution in March 2006.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2006	$10.0	$0.3
2007	9.5	0.3
2008	9.4	0.3
2009	9.3	0.3
2010	8.9	0.3
2011 — 2015	42.6	1.3

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Benefit Plans, Continued
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2005, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will add an additional contribution of 2 1/2 % of salary to each employee’s account. Beginning in calendar 2002, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. The contribution expense to the Company for the matching program was approximately $3.6 million for Fiscal 2006, $1.4 million for Fiscal 2005 and $0.7 million for Fiscal 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	January 28, 2006			January 29, 2005			January 31, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$62,626			$48,460			$29,025

Less: Preferred stock dividends	(273)			(292)			(294)

Basic EPS
Income available to common shareholders	62,353	22,804	$2.73	48,168	22,008	$2.19	28,731	21,742	$1.32

Effect of Dilutive Securities
Options		463			406			235
Convertible preferred stock(1)	84	37		-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	2,467	3,899		2,467	3,899		1,500	2,357
Employees’ preferred stock(3)		62			64			65

Diluted EPS
Income available to common shareholders plus assumed conversions	$64,904	27,265	$2.38	$50,635	26,377	$1.92	$30,231	24,399	$1.24

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 1and 4 for all periods presented and Series 3 for Fiscal 2005 and 2004. Therefore, conversion of Series 1 and 4 convertible preferred stock is not reflected in diluted earnings per share for all periods presented and Series 3 in Fiscal 2004 and 2005, because it would have been antidilutive. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2006. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,125, 37,263 and 13,960, respectively, as of January 28, 2006.

(2)	These debentures are included in diluted earnings per share effective for periods ending after December 15, 2004. The EITF issued Consensus No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in November 2004. The Consensus requires companies to include the convertible debt in diluted earnings per share regardless of whether the market price trigger has been met and prior periods should be restated. Fiscal 2004 has been restated to include these shares.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share, Continued
Options to purchase 2,378 shares of common stock at $40.05 per share were outstanding at the end of Fiscal 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 — 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. The Company did not repurchase any shares during Fiscal 2005 or Fiscal 2006.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Stock Incentive Plans and Stock Purchase Plans
The Company’s stock-based compensation plans, as of January 28, 2006, are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized other than for its restricted stock incentive plans (see Note 1).
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
The 1996 Stock Incentive Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Equity Incentive Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock to two new non-employee directors on terms identical to the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years. There were 1,370 and 1,198 shares of restricted stock issued to directors for Fiscal 2006 and Fiscal 2005, respectively. There were no shares issued in Fiscal 2004. In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. There were 2,465 shares, 5,345 shares and 6,025 shares of Retainer Stock issued to directors for Fiscal 2006, 2005 and 2004, respectively.
Also pursuant to the 1996 Stock Incentive Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vested, the director was restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were 8,855, 15,822 and 22,160 shares of restricted stock issued to directors for Fiscal 2006, 2005 and 2004, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Stock Incentive Plans and Stock Purchase Plans, Continued
The weighted-average fair value of each option granted in the fixed stock incentive plans described above is estimated on the date of grant using the Black-Scholes option-pricing model. The average assumptions used for grants in Fiscal 2006, 2005 and 2004, respectively were expected volatility of 42, 60 and 61 percent each year; risk-free interest rates of 4.4, 4.3 and 4.3 percent; and expected lives of 5.2, 6.0 and 6.0 years, respectively.
A summary of the status of the Company’s fixed stock incentive plans as of January 28, 2006, January 29, 2005, and January 31, 2004 and changes during the years ended on those dates is presented below:

	2006		2005		2004
		Weighted-Average		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,894,099	$18.70	1,994,060	$15.26	1,649,060	$14.71
Granted	80,973	36.51	555,500	24.66	426,500	17.50
Exercised	(510,586)	15.36	(647,461)	13.12	(17,000)	11.74
Forfeited	-0-	—	(8,000)	28.31	(64,500)	16.73

Outstanding at end of year	1,464,486	$20.84	1,894,099	$18.70	1,994,060	$15.26

Options exercisable at year-end	657,638		740,474		1,051,310
Weighted-average fair value of options granted during the year	$15.94		$14.63		$10.57
The following table summarizes information about fixed stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 1/28/06	Contractual Life	Exercise Price	at 1/28/06	Exercise Price
$ 6.06 - 6.06	3,000	2.5 years	$6.06	3,000	$6.06
9.625 - 12.75	52,035	1.4	10.75	52,035	10.75
13.19 - 17.75	769,228	6.8	17.01	459,978	16.84
23.54 - 32.65	559,250	8.5	24.86	142,625	25.47
36.40 - 40.05	80,973	9.8	36.51	-0-	—

$ 6.06 - 40.05	1,464,486	7.4	$20.84	657,638	$18.18

Restricted Stock Incentive Plans
On October 16, 2000, a three year long term incentive plan was approved for the Chairman and CEO (at that time) which covered Fiscal 2002 through Fiscal 2004. The incentive plan provided a target payout of $470,000 in stock. The number of shares to be issued was based on the closing price of the stock on October 16, 2000 or $16.63 per share which totaled 28,262 shares. These shares would vest 100% at the end of three years as long as the Chairman and CEO has either remained an employee or director, or (if he has retired) has not violated the terms of a non-compete provision. Compensation cost charged against income for these shares was $117,000 in Fiscal 2004. The 28,262 shares were issued in January 2004.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Stock Incentive Plans and Stock Purchase Plans, Continued
On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued was 20,000 shares and those shares were issued in June 2004. Compensation cost charged against income for these shares was $69,000 and $208,000 in Fiscal 2005 and 2004, respectively.
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Stock Incentive Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost charged against income for these shares was $83,000, $333,000 and $333,000 in Fiscal 2006, 2005 and 2004, respectively. The 36,764 shares were issued in April 2005.
Under the 2005 Equity Incentive Plan, the Company issued 228,594 shares of restricted stock in October and December 2005. Of the 228,594 restricted shares issued, 106,445 shares vest at the end of three years and 122,149 shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of this stock is charged against income as compensation cost over the vesting period. Compensation cost charged against income for these shares was $629,000 in Fiscal 2006.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the closing market price of the stock on either the exercise date or the grant date, whichever is less. Under the Plan, the Company sold 24,978 shares, 24,529 shares and 32,505 shares to employees in Fiscal 2006, 2005 and 2004, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for Fiscal 2006, 2005 and 2004, respectively: an expected life of 1 year for all years; expected volatility of 40, 40 and 45 percent; and risk-free interest rates of 4.3, 2.2 and 1.3 percent. The weighted-average fair value of those purchase rights granted in Fiscal 2006, 2005 and 2004 was $7.69, $5.31 and $5.54, respectively. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended will be non-compensatory.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $184,000 and $189,000 at January 28, 2006 and January 29, 2005, respectively, and were secured at January 28, 2006, by 9,485 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.6 million to $6.8 million, net of insurance recoveries, $3.4 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote.
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
Note 13
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
In December 2005, the U.S. Environmental Protection Agency (“EPA”) notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in New York State. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company has joined a joint defense group with other tannery PRP’s with respect to one of the two sites. The joint defense group has developed an estimated cost of remediation for the site and proposed an allocation of liabilities among the PRP’s that, if accepted, is estimated to result in liability to the Company of approximately $100,000 with respect to the site. There is no assurance that the proposed allocation will be accepted or that the actual cost of remediation will not exceed the estimate. Additionally, the Company presently cannot estimate its liability, if any, with respect to the second site associated with the glue manufacturer’s waste disposal.
Related to all outstanding environmental contingencies, the Company had accrued $5.4 million as of January 28, 2006, $5.5 million as of January 29, 2005 and $2.7 million as of January 31, 2004. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
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
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court stayed the remainder of the case. On March 15, 2006, the Court of Appeals affirmed the summary judgment in the Company’s favor.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
California Employment Matters
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the Consolidated Statements of Earnings for the first three months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. On November 22, 2005, the Schreiner court granted final approval of the settlement and the Company and the Drake plaintiff reached an agreement on November 17, 2005 to settle that action. The two matters were resolved more favorably to the Company than originally expected, as not all members of the plaintiff class in Schreiner submitted claims and because the court required that plaintiff’s counsel bear the administrative expenses of the settlement. Consequently, the Company recognized income of $0.9 million before tax, reflected in restructuring and other, net, in the Consolidated Statements of Earnings for the third quarter of Fiscal 2006.
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against Genesco for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. LWDA is investigating the claim. The Company is assessing the matter and currently has no estimate of its potential liability, if any, in connection with it.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Business Segment Information
The Company currently operates five reportable business segments (not including corporate): Journeys, comprised of the Journeys and Journeys Kidz retail footwear operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear operations; Hat World, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of wholesale distribution of footwear manufactured under the Dockers ® and Perry Ellis ® brands under licenses from Levi Strauss & Company and PEI, Inc. All the Company’s segments sell footwear or headwear products to either retail or wholesale markets/customers.
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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges, loss on early retirement of debt and other, including severance and litigation.

Fiscal 2006		Underground
		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$593,516	$164,054	$297,271	$170,015	$59,194	$290	$1,284,340
Intercompany sales	-0-	-0-	-0-	-0-	(464)	-0-	(464)

Net sales to external customers	$593,516	$164,054	$297,271	$170,015	$58,730	$290	$1,283,876

Segment operating income (loss)	$73,346	$10,890	$40,133	$10,396	$4,167	$(23,852)	$115,080
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,253)	(2,253)

Earnings (loss) from operations	73,346	10,890	40,133	10,396	4,167	(26,105)	112,827
Interest expense	-0-	-0-	-0-	-0-	-0-	(11,482)	(11,482)
Interest income	-0-	-0-	-0-	-0-	-0-	1,125	1,125

Earnings (loss) before income taxes from continuing operations	$73,346	$10,890	$40,133	$10,396	$4,167	$(36,462)	$102,470

Total assets	$166,890	$57,180	$244,186	$60,978	$23,207	$133,677	$686,118
Depreciation	13,213	4,057	9,173	2,833	47	5,299	34,622
Capital expenditures	24,292	6,913	21,126	2,443	132	2,040	56,946

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Business Segment Information, Continued

Fiscal 2005		Underground
		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$521,942	$148,039	$216,270	$162,599	$63,985	$323	$1,113,158
Intercompany sales	-0-	-0-	-0-	-0-	(477)	-0-	(477)

Net sales to external customers	$521,942	$148,039	$216,270	$162,599	$63,508	$323	$1,112,681

Segment operating income (loss)	$60,065	$6,963	$30,522	$9,230	$6,075	$(23,570)	$89,285
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,221)	(1,221)

Earnings (loss) from operations	60,065	6,963	30,522	9,230	6,075	(24,791)	88,064
Interest expense	-0-	-0-	-0-	-0-	-0-	(11,373)	(11,373)
Interest income	-0-	-0-	-0-	-0-	-0-	411	411

Earnings (loss) before income taxes from continuing operations	$60,065	$6,963	$30,522	$9,230	$6,075	$(35,753)	$77,102

Total assets	$152,292	$54,216	$219,795	$62,043	$18,469	$128,756	$635,571
Depreciation	12,409	3,727	6,599	2,793	112	5,626	31,266
Capital expenditures	10,858	6,051	12,898	3,154	35	6,484	39,480

Fiscal 2004		Underground
		Station	Johnston	Licensed	Corporate
In thousands	Journeys	Group	& Murphy	Brands	& Other	Consolidated

Sales	$468,919	$147,812	$160,095	$61,339	$279	$838,444
Intercompany sales	-0-	-0-	-0-	(1,065)	-0-	(1,065)

Net sales to external customers	$468,919	$147,812	$160,095	$60,274	$279	$837,379

Segment operating income (loss)	$54,710	$8,178	$4,089	$4,548	$(15,441)	$56,084
Restructuring charge	-0-	-0-	-0-	-0-	(1,854)	(1,854)

Earnings (loss) from operations	54,710	8,178	4,089	4,548	(17,295)	54,230
Interest expense	-0-	-0-	-0-	-0-	(7,902)	(7,902)
Interest income	-0-	-0-	-0-	-0-	613	613
Loss on early retirement of debt	-0-	-0-	-0-	-0-	(2,581)	(2,581)

Earnings (loss) before income taxes from continuing operations	$54,710	$8,178	$4,089	$4,548	$(27,165)	$44,360

Total assets	$152,973	$49,979	$63,750	$16,853	$164,758	$448,313
Depreciation	11,966	3,842	2,892	130	5,777	24,607
Capital expenditures	12,712	5,362	1,665	14	2,787	22,540

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2006		2005		2006		2005		2006		2005		2006		2005		2006	2005

Net sales	$286,085		$225,526		$275,168		$245,939		$316,336		$288,398		$406,287		$352,818		$1,283,876	$1,112,681

Gross margin	146,553		110,678		138,958		121,889		161,511		143,368		205,385		175,149		652,407	551,084

Pretax earnings	13,726	(1)	9,390	(3)	11,265	(4)	7,142	(5)	26,406	(7)	20,074	(9)	51,073		40,496	(12)	102,470	77,102

Earnings from continuing operations	8,426		5,806		6,766		4,825		16,238		12,383		31,196		25,446		62,626	48,460

Net earnings	8,491	(2)	5,806		6,766		4,804	(6)	16,143	(8)	11,943	(10)	31,286	(11)	25,696	(13)	62,686	48,249

Diluted earnings per common share:
Continuing operations	.33		.24		.27		.20		.62		.49		1.15		.97		2.38	1.92
Net earnings	.34		.24		.27		.20		.61		.47		1.15		.98		2.38	1.91

(1)	Includes a net restructuring and other charge of $2.9 million (see Note 3).

(2)	Includes a gain of $0.1 million, net of tax, from discontinued operations (see Note 3).

(3)	Includes a net restructuring and other charge of $0.1 million (see Note 3).

(4)	Includes a net restructuring and other charge of $0.2 million (see Note 3).

(5)	Includes a net restructuring and other credit of $0.2 million (see Note 3).

(6)	Includes a loss of $21,000, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net restructuring and other credit of $0.8 million (see Note 3).

(8)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net restructuring and other charge of $0.7 million (see Note 3).

(10)	Includes a loss of $0.4 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a gain of $0.1 million, net of tax, from discontinued operations (see Note 3).

(12)	Includes a net restructuring and other charge of $0.6 million (see Note 3).

(13)	Includes a gain of $0.3 million, net of tax, from discontinued operations (see Note 3).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A, CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of January 28, 2006, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 45-46, respectively, of this report.

(c)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B, OTHER INFORMATION
Not applicable.
PART III
ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2006 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.

The Company has a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer and chief accounting officer) and employees. The Company has made the Code of Ethics available and intends to post any legally required amendments to, or waivers of, such Code of Ethics on its website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.
ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2006 to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2006 to be filed with the Securities and Exchange Commission.
The following table provides certain information as of January 28, 2006 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	1,693,080	$20.84	1,530,938

Equity compensation plans not approved by security holders	—	—	—

Total	1,693,080	$20.84	1,530,938

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our Stock Incentive Plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Stock Incentive Plans and Note 12 — Stock Incentive Plans and Stock Purchase Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2006 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2006 to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 28, 2006 and January 29, 2005
Consolidated Statements of Earnings, each of the three fiscal years ended 2006, 2005 and 2004
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedules
II -Valuation and Qualifying Accounts, each of the three fiscal years ended 2006, 2005 and 2004
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 111.

Exhibits
(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

Exhibits
	b.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	c.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Credit Agreement, dated as of April 1, 2004, by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto. Incorporated by reference to Exhibit (10)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083). First Amendment to Credit Agreement and Waiver, dated as of April 12, 2005 by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Second Amendment to Credit Agreement and Waiver, dated as of April 10, 2006 by and among Genesco Inc., as Borrower, certain Subsidiaries of the Borrower from time to time party thereto as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and other Lenders party thereto.

	b.	Form of Revolving Note. Incorporated by reference to Exhibit (10)b to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).

	c.	Form of Term Note. Incorporated by reference to Exhibit (10)c to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).
	d.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	e.	1996 Stock Incentive Plan as amended and restated, incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908), and Form of Option Agreement.

	f.	Genesco Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2005 (File No. 1-3083).

	g.	2006 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

	h.	2007 EVA Incentive Compensation Plan.

	i.	Employment Agreement, dated as of February 5, 2004, between Genesco Inc. and Robert J. Dennis. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 27, 2005 (File No. 1-3083).

	j.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	k.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

Exhibits
	l.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	m.	Form of Restricted Share Award Agreement for Officers and Employee. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	n.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	o.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	p.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	q.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).

	r.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	s.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

	t.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

	u.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000 and Amendment to the Genesco Inc. Deferred Income Plan dated January 1, 2001. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

	v.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	w.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).

	x.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 24, 2005. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.

(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 109.

(24)	Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.
Exhibits (10)d through (10)m, (10)r and (10)u through (10)x are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-15835, 333-30828, 333-35329, 333-50248, 333-94249, 333-62653, 333-08463, 333-104908 and 333-128201) and in the Registration Statement on Form S-3 (Registration Nos. 333-109019) of Genesco Inc. of our reports dated April 11, 2006, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, Genesco Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended January 28, 2006.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated April 11, 2006 with respect to the January 28, 2006 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.
/s/ Ernst & Young LLP
Nashville, Tennessee
April 11, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: April 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the thirteenth day of April, 2006.

/s/Hal N. Pennington Hal N. Pennington	Chairman, President and Chief Executive Officer

/s/James S. Gulmi James S. Gulmi	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/Paul D. Williams Paul D. Williams	Chief Accounting Officer

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *	William A. Williamson, Jr.*

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 28, 2006

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended January 28, 2006

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$357	29	(96	)(1)	$290
Allowance for cash discounts	5	-0-	4	(2)	9
Allowance for wholesale sales returns	1,144	-0-	(390	)(3)	754
Allowance for customer deductions	123	-0-	(47	)(4)	76
Allowance for co-op advertising	537	-0-	(227	)(5)	310

Totals	$2,166	29	(756)		$1,439

Year Ended January 29, 2005

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$969	3	(615	)(1)	$357
Allowance for cash discounts	-0-	-0-	5	(2)	5
Allowance for wholesale sales returns	1,872	-0-	(728	)(3)	1,144
Allowance for customer deductions	208	-0-	(85	)(4)	123
Allowance for co-op advertising	415	-0-	122	(5)	537

Totals	$3,464	3	(1,301)		$2,166

Year Ended January 31, 2004

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$731	271	(33	)(1)	$969
Allowance for wholesale sales returns	704	-0-	1,168	(3)	1,872
Allowance for customer deductions	520	-0-	(312	)(4)	208
Allowance for co-op advertising	520	-0-	(105	)(5)	415

Totals	$2,475	271	718		$3,464

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $4,000 in 2006, $12,000 in 2005 and $2,000 in 2004 to the addition above, the total bad debt expense amounted to $33,000 in 2006, $15,000 in 2005 and $273,000 in 2004.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.