Form 10-Q
period 2006-04-29
GENESCO INC
filed 2006-06-08
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended April 29, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Common Shares Outstanding May 26, 2006 – 23,287,994

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	April 29,	January 28,	April 30,
Assets	2006	2006	2005
Current Assets
Cash and cash equivalents	$34,719	$60,451	$62,377
Accounts receivable, net of allowances of $1,941 at April 29, 2006, $1,439 at January 28, 2006 and $2,403 at April 30, 2005	22,742	21,171	17,514
Inventories	247,773	230,648	217,086
Deferred income taxes	9,070	8,649	3,090
Prepaids and other current assets	21,122	20,269	17,795

Total current assets	335,426	341,188	317,862

Property and equipment:
Land	4,972	4,972	4,972
Buildings and building equipment	14,743	14,723	14,663
Computer hardware, software and equipment	61,848	60,289	56,059
Furniture and fixtures	69,070	67,036	59,787
Construction in progress	16,716	11,728	9,371
Improvements to leased property	195,904	187,083	161,955

Property and equipment, at cost	363,253	345,831	306,807
Accumulated depreciation	(165,707)	(157,784)	(135,564)

Property and equipment, net	197,546	188,047	171,243

Deferred income taxes	-0-	-0-	443
Goodwill	96,235	96,235	97,223
Trademarks	47,677	47,671	47,629
Other intangibles, net of accumulated amortization of $4,794 at April 29, 2006, $4,302 at January 28, 2006 and $2,557 at April 30, 2005	3,792	4,284	6,028
Other noncurrent assets	9,390	8,693	9,601

Total Assets	$690,066	$686,118	$650,029

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	April 29,	January 28,	April 30,
Liabilities and Shareholders’ Equity	2006	2006	2005

Current Liabilities
Accounts payable	$90,541	$73,929	$81,828
Accrued employee compensation	12,079	26,047	11,886
Accrued other taxes	8,097	12,129	6,442
Accrued income taxes	7,400	12,886	4,002
Other accrued liabilities	24,880	27,178	26,735
Provision for discontinued operations	4,112	4,033	3,929

Total current liabilities	147,109	156,202	134,822

Long-term debt	106,250	106,250	161,250
Pension liability	20,241	23,222	22,384
Deferred rent and other long-term liabilities	52,433	50,013	44,757
Provision for discontinued operations	1,824	1,680	1,649

Total liabilities	327,857	337,367	364,862

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,677	6,695	7,472
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
April 29, 2006 — 23,775,758/23,287,294 January 28, 2006 — 23,748,134/23,259,670 April 30, 2005 — 23,149,085/22,660,621	23,776	23,748	23,149
Additional paid-in capital	125,550	123,137	113,485
Retained earnings	249,645	239,232	185,237
Accumulated other comprehensive loss	(25,582)	(26,204)	(26,319)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	362,209	348,751	285,167

Total Liabilities and Shareholders’ Equity	$690,066	$686,118	$650,029

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended
	April 29,	April 30,
	2006	2005

Net sales	$315,018	$286,085
Cost of sales	153,649	139,532
Selling and administrative expenses	141,866	127,256
Restructuring and other, net	109	2,867

Earnings from operations	19,394	16,430

Interest expense, net:
Interest expense	2,274	3,056
Interest income	(360)	(352)

Total interest expense, net	1,914	2,704

Earnings before income taxes from continuing operations	17,480	13,726
Income taxes	6,814	5,300

Earnings from continuing operations	10,666	8,426
(Provision for) earnings from discontinued operations, net	(189)	65

Net Earnings	$10,477	$8,491

Basic earnings per common share:
Continuing operations	$0.46	$0.37
Discontinued operations	(0.01)	0.00

Net earnings	$0.45	$0.37

Diluted earnings per common share:
Continuing operations	$0.41	$0.33
Discontinued operations	(0.01)	0.01

Net earnings	$0.40	$0.34

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	April 29,	April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,477	$8,491
Tax benefit of stock options exercised	-0-	1,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,350	8,448
Provision for legal settlement	-0-	2,571
Deferred income taxes	(879)	(575)
Provision for losses on accounts receivable	57	(5)
Impairment of long-lived assets	88	164
Share-based compensation and restricted stock	1,699	84
Provision for (earnings from) discontinued operations	311	(106)
Other	387	550
Effect on cash of changes in working capital and other assets and liabilities, net of Hat World acquisition:
Accounts receivable	(1,628)	397
Inventories	(17,125)	(9,889)
Prepaids and other current assets	115	254
Accounts payable	12,797	13,585
Other accrued liabilities	(25,858)	(12,261)
Other assets and liabilities	(928)	(3,176)

Net cash (used in) provided by operating activities	(11,137)	9,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,070)	(12,298)

Net cash used in investing activities	(19,070)	(12,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	-0-	(113)
Tax benefit of stock options exercised	158	-0-
Change in overdraft balances	3,815	2,644
Dividends paid on non-redeemable preferred stock	(64)	(73)
Options exercised	566	2,571

Net cash provided by financing activities	4,475	5,029

Net Cash Flows	(25,732)	2,309
Cash and cash equivalents at beginning of period	60,451	60,068

Cash and cash equivalents at end of period	$34,719	$62,377

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,181	$1,654
Income taxes	12,884	6,137
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	$62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of stock options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344

Comprehensive income							$62,784

Balance January 28, 2006	6,695	23,748	123,137	239,232	(26,204)	(17,857)		348,751

Net earnings	-0-	-0-	-0-	10,477	-0-	-0-	$10,477	10,477
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(64)	-0-	-0-	-0-	(64)
Exercise of stock options	-0-	26	540	-0-	-0-	-0-	-0-	566
Employee restricted stock	-0-	(2)	594	-0-	-0-	-0-	-0-	592
Share-based compensation	-0-	-0-	1,003	-0-	-0-	-0-	-0-	1,003
Tax benefit of stock options exercised	-0-	-0-	158	-0-	-0-	-0-	-0-	158
Gain on foreign currency forward contracts (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	586	-0-	586	586
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	36	-0-	36	36
Other	(18)	4	118	-0-	-0-	-0-	-0-	104

Comprehensive income*							$11,099

Balance April 29, 2006	$6,677	$23,776	$125,550	$249,645	$(25,582)	$(17,857)		$362,209

*Comprehensive income was $8.5 million for the first quarter ended April 30, 2005.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2007 (“Fiscal 2007”) and of the fiscal year ended January 28, 2006 (“Fiscal 2006”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy, Dockers and Perry Ellis brands and the operation at April 29, 2006 of 1,829 Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are included in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Cash and Cash Equivalents
Included in cash and cash equivalents at April 29, 2006 and January 28, 2006 are cash equivalents of $20.6 million and $48.5 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At April 29, 2006 and January 28, 2006, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $21.0 million and $17.2 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 12% of the Company’s trade receivables balance as of April 29, 2006 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of April 29, 2006.
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
Leases
Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.7 million and $1.3 million for the first quarter of Fiscal 2007 and 2006, respectively.
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
Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Condensed Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.2 million and $7.8 million for the first quarter of Fiscal 2007 and 2006, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets included prepaid assets for direct response advertising costs of $0.6 million, $0.9 million and $0.4 million at April 29, 2006, January 28, 2006 and April 30, 2005.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.5 million in each of the first quarters of Fiscal 2007 and 2006. During the first quarter of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
Vendor Allowances
From time to time, the Company negotiates allowances from its vendors for markdowns taken or expected to be taken. These markdowns are typically negotiated on specific merchandise and for specific amounts. These specific allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Markdown allowances not attached to specific inventory on hand or already sold are applied to concurrent or future purchases from each respective vendor.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million and $0.9 million for the first quarter of Fiscal 2007 and 2006, respectively. During the first quarter of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 6).
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 29, 2006 consisted of $25.9 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.2 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of $0.1 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company for making internal operating decisions (see Note 9).

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Share-Based Compensation Plans
As of April 29, 2006, the Company had two stock incentive plans. Under the 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company granted options to management personnel as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”
Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months ended April 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. See Note 7 to the Company’s Condensed Consolidated Financial Statements for additional information on the Company’s share-based compensation plans and adoption of SFAS No. 123(R).
Note 2
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Restructuring and Other Charges and Discontinued Operations, Continued
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included $2.6 million for settlement of a California employment class action (see Note 8), $0.2 million for retail store asset impairments and $0.1 million for lease terminations of two Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004.
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows were insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Condensed Consolidated Statements of Earnings.

Accrued Provision for Discontinued Operations
	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 29, 2005	$5,800	$3	$5,803
Excess provision Fiscal 2006	(98)	-0-	(98)
Charges and adjustments, net	8	-0-	8

Balance January 28, 2006	5,710	3	5,713
Additional provision Fiscal 2007	311	-0-	311
Charges and adjustments, net	(85)	(3)	(88)

Balance April 29, 2006*	5,936	-0-	5,936
Current provision for discontinued operations	4,112	-0-	4,112

Total Noncurrent Provision for Discontinued Operations	$1,824	$-0-	$1,824

*Includes $5.7 million environmental provision including $3.9 million in current provision for discontinued operations.

Note 3
Inventories
	April 29,	January 28,
In thousands	2006	2006

Raw materials	$177	$203
Wholesale finished goods	22,002	30,392
Retail merchandise	225,594	200,053

Total Inventories	$247,773	$230,648

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. At April 29, 2006 and January 28, 2006, the Company had approximately $9.9 million and $7.5 million, respectively, of such contracts outstanding. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at April 29, 2006 and January 28, 2006 was $0.4 million and $15,000, respectively. For the three months ended April 29, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $1.0 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (4.99% at April 3, 2006, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005. The swap agreement with a $20.0 million notional amount expires on July 1, 2006 but it was paid off early in January 2006. The swap agreement with an original $30.0 million notional amount expires on April 1, 2007 and has a $20.0 million notional amount as of April 29, 2006. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. The Company received $0.3 million in Fiscal 2006 as a result of early termination of some of the interest rate swap agreements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Derivative Instruments and Hedging Activities, Continued
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
At April 29, 2006, the net gain of these interest rate swap agreements was $0.2 million, net of tax, representing the change in fair value of the derivative instruments.
Note 5
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 29,	April 30,	April 29,	April 30,
In thousands	2006	2005	2006	2005

Service cost	$63	$66	$54	$37
Interest cost	1,608	1,670	50	44
Expected return on plan assets	(1,948)	(1,941)	-0-	-0-
Amortization:
Losses	1,165	1,242	22	14

Net amortization	1,165	1,242	22	14

Net Periodic Benefit Cost	$888	$1,037	$126	$95

While there was no cash requirement projected for the plan in 2006, the Company made a $4.0 million contribution to the plan in March 2006.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 6
Earnings Per Share
	For the Three Months Ended			For the Three Months Ended
	April 29, 2006			April 30, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$10,666			$8,426

Less: Preferred stock dividends	(64)			(73)

Basic EPS
Income available to common shareholders	10,602	23,042	$.46	8,353	22,525	$.37

Effect of Dilutive Securities
Options		434			411
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	604	3,899		617	3,899
Employees’ preferred stock(2)		61			63

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,206	27,436	$.41	$8,970	26,898	$.33

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,125, 37,263 and 13,960, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of the stock buy back programs of up to 7.5 million shares announced by the Company in Fiscal 1999 — 2003. The Company had repurchased 7.1 million shares as of January 31, 2004. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2006. The board subsequently reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. The Company has not repurchased any shares since Fiscal 2004.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans
The Company’s stock-based compensation plans, as of April 29, 2006, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”
Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months ended April 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers and other key employees of and consultants to the Company as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.
For the three months ended April 29, 2006, the Company recognized share-based compensation cost of $1.0 million for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. The Company also recognized a total income tax benefit for share-based compensation arrangements of $0.2 million. The Company did not capitalize any share-based compensation cost.
As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months ended April 29, 2006 were $1.0 million, $0.8 million and $0.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months ended April 29, 2006 was $0.03.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
The following table illustrates the effect on net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended April 30, 2005:

Three Months Ended
(In thousands, except per share amounts)	April 30, 2005
Net earnings, as reported	$8,491

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	104

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(745)

Pro forma net earnings	$7,850

Earnings per share:

Basic — as reported	$0.37

Basic — pro forma	$0.35

Diluted — as reported	$0.34

Diluted — pro forma	$0.31

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.2 million as financing cash inflows rather than as operating cash inflows on its Condensed Consolidated Statement of Cash Flows for the three months ended April 29, 2006.
SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the Condensed Consolidated Statements of Cash Flows.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
The Company did not grant any stock options for the three months ended April 29, 2006 or April 30, 2005. For Fiscal 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on implied volatilities of traded Genesco options combined with historical term structures. The Company based the risk free rate on the 20-year constant maturity treasury bond rate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2006:

Fiscal 2006
Volatility	.42
Risk Free Rate	4.4%
Expected Term (years)	5.2
Dividend yields	0.0%
A summary of fixed stock option activity and changes during the three months ended April 29, 2006 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands) (1)
Outstanding at January 28, 2006	1,464,486	$20.84
Granted	-0-	—
Exercised	(26,000)	21.75
Forfeited	(39,146)	23.50

Outstanding, April 29, 2006	1,399,340	$20.75	7.13	$28,797

Exercisable, April 29, 2006	656,638	$18.24	6.10	$15,161

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended April 29, 2006 and April 30, 2005 was $0.5 million and $2.8 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of April 29, 2006, and changes during the three month period ended April 29, 2006, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	806,848	$13.11
Granted	-0-	—
Vested	(25,000)	14.27
Forfeited	(39,146)	13.80

Nonvested at April 29, 2006	742,702	13.04

As of April 29, 2006, there was $7.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 2.26 years.
Cash received from option exercises under all share-based payment arrangements for the three months ended April 29, 2006 and April 30, 2005 was $0.6 million and $2.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.2 million and $1.0 million for the three months ended April 29, 2006 and April 30, 2005, respectively.
Restricted Stock Incentive Plans
The 1996 Stock Incentive Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Equity Incentive Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock to two new non-employee directors in Fiscal 2006 on substantially the same terms as the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Equity Incentive Plan, Retainer Stock awards were made on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. For the three months ended April 29, 2006 and April 30, 2005, the Company issued 3,022 shares and 2,465 shares, respectively, of Retainer Stock.
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
For the three months ended April 29, 2006 and April 30, 2005, the Company recognized $0.1 million of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for each quarter.
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Stock Incentive Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.1 million for the three months ended April 30, 2005. The 36,764 shares were issued in April 2005.
Under the 2005 Equity Incentive Plan, the Company issued 228,594 shares of restricted stock in October and December 2005. There were 2,106 shares forfeited in the three months ended April 29, 2006. Of the 226,488 restricted shares outstanding, 106,445 shares vest at the end of three years and 120,043 shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of this stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.6 million for the three months ended April 29, 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.6 million to $6.8 million, net of insurance recoveries, $3.5 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $1.1 million to $5.4 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
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
Related to all outstanding environmental contingencies, the Company had accrued $5.7 million as of April 29, 2006, $5.4 million as of January 28, 2006 and $5.5 million as of January 29, 2005. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
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
California Employment Matters
On October 22, 2004, the Company was named a defendant in a putative class action filed in the Superior Court of the State of California, Los Angeles, Schreiner vs. Genesco Inc., et al., alleging violations of California wages and hours laws, and seeking damages of $40 million plus punitive damages. On May 4, 2005, the Company and the plaintiffs reached an agreement in principle to settle the action, subject to court approval and other conditions. In connection with the proposed settlement, to provide for the settlement payment to the plaintiff class and related expenses, the Company recognized a charge of $2.6 million before taxes included in restructuring and other, net in the Condensed Consolidated Statements of Earnings for the first three months of Fiscal 2006. On May 25, 2005, a second putative class action, Drake vs. Genesco Inc., et al., making allegations similar to those in the Schreiner complaint on behalf of employees of the Company’s Johnston & Murphy division, was filed by a different plaintiff in the California Superior Court, Los Angeles. On November 22, 2005, the Schreiner court granted final approval of the settlement and the Company and the Drake plaintiff reached an agreement on November 17, 2005 to settle that action. The two matters were resolved more favorably to the Company than originally expected, as not all members of the plaintiff class in Schreiner submitted claims and because the court required that plaintiff’s counsel bear the administrative expenses of the settlement. Consequently, the Company recognized income of $0.9 million before tax, reflected in restructuring and other, net, in the Condensed Consolidated Statements of Earnings for the third quarter of Fiscal 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against Genesco for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. LWDA is investigating the claim. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. The Company disputes the material allegations of the complaint and believes that such an action may not be filed while LWDA maintains jurisdiction. The Company intends to defend the matter vigorously but currently has no estimate of its potential liability, if any, in connection with it.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other, including severance and litigation.

Three Months Ended		Underground
April 29, 2006		Station		Johnston	Licensed	Corporate
In thousands	Journeys	Group	Hat World	& Murphy	Brands	& Other	Consolidated

Sales	$141,500	$39,956	$70,688	$44,031	$19,251	$44	$315,470
Intercompany sales	-0-	-0-	-0-	-0-	(452)	-0-	(452)

Net sales to external customers	$141,500	$39,956	$70,688	$44,031	$18,799	$44	$315,018

Segment operating income (loss)	$13,151	$2,405	$6,007	$2,823	$1,729	$(6,612)	$19,503
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(109)	(109)

Earnings (loss) from operations	13,151	2,405	6,007	2,823	1,729	(6,721)	19,394
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,274)	(2,274)
Interest income	-0-	-0-	-0-	-0-	-0-	360	360

Earnings (loss) before income taxes from continuing operations	$13,151	$2,405	$6,007	$2,823	$1,729	$(8,635)	$17,480

Total assets	$189,964	$58,078	$251,558	$59,799	$21,196	$109,471	$690,066
Depreciation	3,697	1,099	2,495	685	13	1,361	9,350
Capital expenditures	9,409	1,589	5,666	1,400	14	992	19,070

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
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
• The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Condensed Consolidated Financial Statements.
• Fluctuations in oil prices causing changes in gasoline and energy prices resulting in changes in consumer spending and utility and product costs.
In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 and this Quarterly Report under the heading “Item 1A. Risk Factors.” Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,811 retail footwear and headwear stores throughout the United States and Puerto Rico and 18 headwear stores in Canada as of April 29, 2006. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers and Perry Ellis brands to more than 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On April 1, 2004, the Company acquired Hat World Corporation (“Hat World”), a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., a leading Canadian specialty retailer of headwear.
The Company operates five reportable business segments (not including corporate): Journeys, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,750 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 1,800 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,650 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first quarter of Fiscal 2007, two Jarman stores were closed and one Jarman store was converted to an Underground Station store. During Fiscal 2006, 13 Jarman stores were closed and two Jarman stores were converted to Underground Station stores.
The Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 700 square feet and are located in malls, airports, street level stores and factory outlet stores throughout the United States and in Canada.
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
The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. The Dockers license agreement was renewed October 22, 2004. The Dockers license agreement, as amended, expires on December 31, 2006 with a Company option to renew through December 31, 2008, subject to certain conditions, which the Company expects to satisfy. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
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
Strategy
The Company’s strategy is to seek long-term growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys, Underground Station and Hat World) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities, tourist venues and college campuses, among other locations in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 10.1% during the first quarter of Fiscal 2007 compared to the first quarter of Fiscal 2006. The increase was driven primarily by the addition of new stores, a 37% increase in Licensed Brands sales and a 14% increase in Johnston & Murphy wholesale sales. Gross margin was flat as a percentage of net sales during the first quarter of Fiscal 2007 primarily due to improvements in retail gross margin offset by decreases in wholesale margin primarily due to product mix. Selling and administrative expenses increased as a percentage of net sales during the first quarter of Fiscal 2007 due to increased expenses in the Journeys, Underground Station and Hat World businesses and due to share-based compensation and restricted stock expense. (See Note 7 to the Condensed Consolidated Financial Statements.) Operating income increased as a percentage of net sales during the first quarter of Fiscal 2007 due to improved operating income in the Johnston & Murphy and Licensed Brands businesses as well as the lack of the $2.6 million charge for the lawsuit settlement in last year’s first quarter offset by decreases in operating margin in Journeys, Underground Station and Hat World.
Significant Developments
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
The Company recorded a pretax charge to earnings of $2.9 million ($1.8 million net of tax) in the first quarter of Fiscal 2006. The charge included $2.6 million for settlement of a California employment class action (see Note 8), $0.2 million for retail store asset impairments and $0.1 million for lease terminations of two Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004.
Results of Operations — First Quarter Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales in the first quarter ended April 29, 2006 increased 10.1% to $315.0 million from $286.1 million in the first quarter ended April 30, 2005. Gross margin increased 10.1% to $161.4 million in the first quarter this year from $146.6 million in the same period last year and was flat as a percentage of net sales, at 51.2%. Selling and administrative expenses in the first quarter this year increased 11.5% from the first quarter last year and increased as a percentage of net sales from 44.5% to 45.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the first quarter ended April 29, 2006 were $17.5 million compared to $13.7 million for the first quarter ended April 30, 2005. Pretax earnings for the first quarter ended April 29, 2006 included restructuring and other charges of $0.1 million, primarily for retail store asset impairments. Pretax earnings for the first quarter ended April 30, 2005 included restructuring and other charges of $2.9 million, primarily for settlement of a California employment class action (see Note 8), retail store asset impairments and lease terminations of two Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004.
Net earnings for the first quarter ended April 29, 2006 were $10.5 million ($0.40 diluted earnings per share) compared to $8.5 million ($0.34 diluted earnings per share) for the first quarter ended April 30, 2005. The Company recorded an effective income tax rate of 39.0% in the first quarter this year compared to 38.6% in the same period last year.

Journeys

	Three Months Ended
	April 29,	April 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$141,500	$128,844	9.8%
Operating income	$13,151	$13,768	(4.5)%
Operating margin	9.3%	10.7%
Net sales from Journeys increased 9.8% for the first quarter ended April 29, 2006 compared to the same period last year. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Journeys comparable store sales increased 1% for the first quarter ended April 29, 2006, reflecting an increase of 4% in footwear unit comparable sales, offset by a 3% decline in the average price per pair of shoes, reflecting changes in product mix. Unit sales increased 14% during the same period. Journeys operated 790 stores at the end of the first quarter of Fiscal 2007, including 57 Journeys Kidz stores and three Shi by Journeys stores, compared to 701 stores at the end of the first quarter last year, including 41 Journeys Kidz stores.
Journeys operating income for the first quarter ended April 29, 2006 decreased 4.5% to $13.2 million compared to $13.8 million for the first quarter ended April 30, 2005. The decrease was due to increased expenses as a percentage of net sales, reflecting the incremental expense of opening 30 new stores during the first quarter this year compared to only nine new stores during the first quarter last year and negative leverage from the 1% comparable store sales increase as store related expenses increased faster than the sales increase.
Underground Station Group

	Three Months Ended
	April 29,	April 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$39,956	$39,836	0.3%
Operating income	$2,405	$2,616	(8.1)%
Operating margin	6.0%	6.6%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) increased 0.3% for the first quarter ended April 29, 2006 compared to the same period last year. Sales for Underground Station stores increased 7% for the first quarter ended April 29, 2006. Sales for Jarman retail stores decreased 24% for the first quarter this year, reflecting a 25% decrease in the number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 3% for the Underground Station Group, 2% for Underground Station stores and 9% for Jarman retail stores. The average price per pair of shoes for Underground Station Group was flat in the first quarter of Fiscal 2007, while unit sales decreased 5% during the same period. The average price per pair of shoes at Underground Station stores was flat in the first quarter of Fiscal 2007, while unit sales increased 2%. Underground Station Group operated 232 stores at the end of the first quarter of Fiscal 2007, including 186 Underground Station stores, compared to 227 stores at the end of the first quarter last year, including 166 Underground Station stores. Underground Station Group operating income for the first quarter ended April 29, 2006 decreased 8.1% to $2.4 million compared to $2.6 million in the first quarter ended April 30, 2005. The decrease was due to increased expenses as a percentage of net sales due to the negative leverage from the negative comparable store sales as store related expenses grew faster than the sales increase.
During the first quarter this year, the Company was notified that Nike products will no longer be distributed through Underground Station stores. Underground Station expects to receive a full allocation of Nike product for back-to-school and Nike product has historically not had a significant impact on fourth quarter sales at Underground Station. Therefore, the Company does not anticipate a material impact from this decision in Fiscal 2007 and intends to expand its product offering to include additional brands and categories and a wider assortment of existing brands and categories in Fiscal 2008 in response to the Nike decision. Nike made up approximately 13% of the Underground Station Group sales in Fiscal 2006.
Hat World

	Three Months Ended
	April 29,	April 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$70,688	$62,147	13.7%
Operating income	$6,007	$5,482	9.6%
Operating margin	8.5%	8.8%
Net sales from Hat World increased 13.7% for the first quarter ended April 29, 2006 compared to the same period last year, reflecting primarily a 16% increase in average stores operated. Hat World comparable store sales were down less than 1% for the first quarter ended April 29, 2006. The decline in comparable store sales primarily reflected weakness in NCAA-licensed product sales compared to the same period last year. Hat World operated 660 stores at the end of the first quarter of Fiscal 2007, including 18 stores in Canada, compared to 568 store at the end of the first quarter last year, including 19 stores in Canada.
Hat World operating income for the first quarter ended April 29, 2006 increased 9.6% to $6.0 million compared to $5.5 million for the first quarter ended April 30, 2005. The increase in operating income was due to increased net sales, reflecting the increase in average stores operated, and to increased gross margin as a percentage of net sales. However, operating margin decreased from 8.8% to 8.5% from an increase in expenses. The increase in expenses as a percent of sales resulted from negative leverage due to negative comparable store sales in the first quarter this year, as store related expenses grew faster than the sales increase.

Johnston & Murphy

	Three Months Ended
	April 30,	April 30,	%
	2005	2005	Change
	(dollars in thousands)
Net sales	$44,031	$41,508	6.1%
Operating income	$2,823	$2,530	11.6%
Operating margin	6.4%	6.1%
Johnston & Murphy net sales increased 6.1% to $44.0 million for the first quarter ended April 29, 2006 from $41.5 million for the first quarter ended April 30, 2005, reflecting primarily a 2% increase in comparable store sales for Johnston & Murphy retail operations and a 14% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 13% in the first quarter of Fiscal 2007 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 71.3% of Johnston & Murphy segment sales in the first quarter this year, down from 73.2% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 5% (7% in the Johnston and Murphy Shops) in the first quarter this year, primarily due to changes in product mix, while footwear unit sales increased 6% during the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2007 included 147 Johnston & Murphy shops and factory stores compared to 143 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2006.
Johnston & Murphy operating income for the first quarter ended April 29, 2006 increased 11.6% compared to the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales from leverage achieved in the wholesale operations.
Licensed Brands

	Three Months Ended
	April 29,	April 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$18,799	$13,692	37.3%
Operating income	$1,729	$746	131.8%
Operating margin	9.2%	5.4%
Licensed Brands’ net sales increased 37.3% to $18.8 million for the first quarter ended April 29, 2006, from $13.7 million for the first quarter ended April 30, 2005. The sales increase reflects the increase in sales of Dockers Footwear, including replenishment sales of Dockers products, in particular the proStyle ® and Stain Defender ® footwear, which performed well at retail. Dockers’ sales increase also reflected sell-in related to increasing shelf space in existing accounts. Unit sales for Dockers Footwear increased 33% for the first quarter this year and the average price per pair of shoes increased 1% compared to the same period last year.
Licensed Brands’ operating income for the first quarter ended April 29, 2006 increased 131.8% from $0.7 million for the first quarter ended April 30, 2005 to $1.7 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the first quarter ended April 29, 2006 were $6.7 million compared to $8.7 million for the first quarter ended April 30, 2005. Corporate expenses in the first quarter this year included share-based compensation and restricted stock expense of approximately $1.7 million. Last year’s first quarter results included restricted stock expense of $0.2 million.
Interest expense decreased 25.6% from $3.1 million in the first quarter ended April 30, 2005 to $2.3 million for the first quarter ended April 29, 2006, primarily due to the decrease in the term loan outstanding from $75.0 million at the end of the first quarter last year to $20 million at the end of the first quarter this year. There were no borrowings under the Company’s revolving credit facility during the three months ended April 29, 2006 and April 30, 2005. Interest income was flat at $0.4 million for the first quarter ended April 29, 2006 and April 30, 2005.
This year’s first quarter included $0.1 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s first quarter included $2.9 million in restructuring and other charges, primarily for settlement of a California employment class action, retail store asset impairments and lease terminations of two Jarman stores.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	April 29,	January 28,	April 30,
	2006	2006	2005
	(dollars in millions)
Cash and cash equivalents	$34.7	$60.5	$62.4
Working capital	$188.3	$185.0	$183.0
Long-term debt	$106.3	$106.3	$161.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $11.1 million in the first three months of Fiscal 2007 compared to cash provided by operating activities of $9.6 million in the first three months of Fiscal 2006. The $20.7 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in other accrued liabilities and inventory of $13.6 million and $7.2 million, respectively. The $13.6 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and a $6.7 million increase in income taxes paid for the first quarter this year compared to the same period last year. The $7.2 million decrease in cash flow from inventory was due to growth in our retail businesses to support the net increase of 56 stores in the first quarter of Fiscal 2007 versus 21 stores in the first quarter of Fiscal 2006.
The $17.1 million increase in inventories at April 29, 2006 from January 28, 2006 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 56 stores in the first quarter this year, offset by decreases in wholesale inventories.

Accounts receivable at April 29, 2006 increased $1.6 million compared to January 28, 2006 due primarily to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Accounts payable	$12,797	$13,585
Accrued liabilities	(25,858)	(12,261)

	$(13,061)	$1,324

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to increased bonus payments and tax payments in the first quarter of Fiscal 2007.
There were no revolving credit borrowings during the first three months ended April 29, 2006 or April 30, 2005, as cash generated from operations and cash on hand funded seasonal working capital requirements and capital expenditures for the first quarter of Fiscal 2007.
The Company’s contractual obligations over the next five years have increased slightly from January 28, 2006. Operating lease obligations increased to $871 million from $843 million due to new store openings. Purchase obligations increased to $325 million from $233 million due to seasonal increases in purchases of retail inventory and new store openings.
Capital Expenditures
Total capital expenditures in Fiscal 2007 are expected to be approximately $66.9 million. These include expected retail capital expenditures of $52.9 million to open approximately 60 Journeys stores, 25 Journeys Kidz stores, 11 Shi by Journeys stores, 12 Johnston & Murphy shops and factory stores, 15 Underground Station stores and 89 Hat World stores and to complete 77 major store renovations, including three conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2007 for other purposes is expected to be approximately $14.0 million, including approximately $1.8 million for new systems to improve customer service and support the Company’s growth.
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

In total, the Company’s board of directors has authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock. There were 398,300 shares remaining to be repurchased under these authorizations as of January 29, 2005. The board reduced the repurchase authorization to 100,000 shares in view of the Hat World acquisition. Any purchases would be funded from available cash and borrowings under the revolving credit facility. The Company has repurchased a total of 7.1 million shares at a cost of $71.3 million under a series of authorizations since Fiscal 1999. The Company has not repurchased any shares since Fiscal 2004.
There were $12.8 million of letters of credit outstanding at April 29, 2006, leaving availability under the revolving credit facility of $62.2 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at April 29, 2006.
The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $256,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.4 million in the first quarter of Fiscal 2007, $0.8 million reflected in Fiscal 2006 and $0.9 million reflected in Fiscal 2005. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $20.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the original term loan. The notional amount of the one remaining swap agreement is $20.0 million. At April 29, 2006, the net gain on this interest rate swap was $0.2 million.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at April 29, 2006. As a result, the Company considers the interest rate market risk implicit in these investments at April 29, 2006 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At April 29, 2006, the Company had $9.9 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at April 29, 2006 was $0.4 million based on current spot rates. As of April 29, 2006, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.1 million.
Accounts Receivable — The Company’s accounts receivable balance at April 29, 2006 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 12% of the Company’s trade accounts receivable balance as of April 29, 2006 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of April 29, 2006. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at April 29, 2006, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007 would not be material. However, fluctuations in foreign currency exchange rates could have a material effect on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007.
New Accounting Principles
On January 29, 2006, the Company adopted SFAS No.123(R) using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended April 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. SFAS No. 123(R) requires the Company to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the three months ended April 29, 2006 and April 30, 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months ended April 29, 2006 were $1.0 million, $0.8 million and $0.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months ended April 29, 2006 was $0.03.
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

Based on their evaluation as of April 29, 2006, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.
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
June 8, 2006