Form 10-Q
period 2006-07-29
GENESCO INC
filed 2006-09-07
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended July 29, 2006

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Shares Outstanding August 25, 2006 — 22,807,001

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	July 29,	January 28,	July 30,
Assets	2006	2006	2005

Current Assets
Cash and cash equivalents	$19,360	$60,451	$38,848
Accounts receivable, net of allowances of $2,087 at July 29, 2006, $1,439 at January 28, 2006 and $1,677 at July 30, 2005	19,293	21,171	17,762
Inventories	331,439	230,648	270,688
Deferred income taxes	8,907	8,649	3,898
Prepaids and other current assets	22,406	20,269	19,849

Total current assets	401,405	341,188	351,045

Property and equipment:
Land	4,972	4,972	4,972
Buildings and building equipment	14,742	14,723	14,663
Computer hardware, software and equipment	66,135	60,289	57,840
Furniture and fixtures	71,543	67,036	61,982
Construction in progress	13,732	11,728	8,015
Improvements to leased property	207,412	187,083	169,207

Property and equipment, at cost	378,536	345,831	316,679
Accumulated depreciation	(174,117)	(157,784)	(143,363)

Property and equipment, net	204,419	188,047	173,316

Deferred income taxes	-0-	-0-	617
Goodwill	96,235	96,235	96,561
Trademarks	47,675	47,671	47,634
Other intangibles, net of accumulated amortization of $5,244 at July 29, 2006, $4,302 at January 28, 2006 and $3,150 at July 30, 2005	3,342	4,284	5,436
Other noncurrent assets	9,033	8,693	9,340

Total Assets	$762,109	$686,118	$683,949

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	July 29,	January 28,	July 30,
Liabilities and Shareholders’ Equity	2006	2006	2005

Current Liabilities
Accounts payable	$144,954	$73,929	$114,837
Accrued employee compensation	14,612	26,047	15,337
Accrued other taxes	9,514	12,129	8,571
Accrued income taxes	-0-	12,886	-0-
Other accrued liabilities	27,177	27,178	26,338
Provision for discontinued operations	3,909	4,033	3,677

Total current liabilities	200,166	156,202	168,760

Long-term debt	129,250	106,250	151,250
Pension liability	21,083	23,222	23,406
Deferred rent and other long-term liabilities	53,288	50,013	45,571
Provision for discontinued operations	1,802	1,680	1,631

Total liabilities	405,589	337,367	390,618

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,648	6,695	7,229
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
July 29, 2006 — 23,360,219/22,871,755 January 28, 2006 — 23,748,134/23,259,670 July 30, 2005 — 23,231,418/22,742,954	23,360	23,748	23,231
Additional paid-in capital	114,196	123,137	115,583
Retained earnings	255,525	239,232	191,934
Accumulated other comprehensive loss	(25,352)	(26,204)	(26,789)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	356,520	348,751	293,331

Total Liabilities and Shareholders’ Equity	$762,109	$686,118	$683,949

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$304,301	$275,168	$619,319	$561,253
Cost of sales	150,911	136,210	304,560	275,742
Selling and administrative expenses	140,619	124,948	282,485	252,204
Restructuring and other, net	480	177	589	3,044

Earnings from operations	12,291	13,833	31,685	30,263

Interest expense, net
Interest expense	2,267	2,821	4,541	5,877
Interest income	(107)	(253)	(467)	(605)

Total interest expense, net	2,160	2,568	4,074	5,272

Earnings before income taxes from continuing operations	10,131	11,265	27,611	24,991
Income taxes	4,187	4,499	11,001	9,799

Earnings from continuing operations	5,944	6,766	16,610	15,192
(Provision for) earnings from discontinued operations, net	-0-	-0-	(189)	65

Net Earnings	$5,944	$6,766	$16,421	$15,257

Basic earnings per common share:
Continuing operations	$.26	$.29	$.72	$.67
Discontinued operations	$.00	$.00	$(.01)	$.00
Net earnings	$.26	$.29	$.71	$.67
Diluted earnings per common share:
Continuing operations	$.24	$.27	$.65	$.60
Discontinued operations	$.00	$.00	$(.01)	$.01
Net earnings	$.24	$.27	$.64	$.61

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,944	$6,766	$16,421	$15,257
Tax benefit of stock options exercised	-0-	454	(158)	1,500
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	9,827	8,439	19,177	16,887
Provision for legal settlement	-0-	-0-	-0-	2,571
Deferred income taxes	(446)	53	(1,325)	(522)
Provision for losses on accounts receivable	197	(11)	254	(16)
Impairment of long-lived assets	460	173	548	337
Share-based compensation and restricted stock	1,806	84	3,505	168
Provision for (earnings from) discontinued operations	-0-	-0-	311	(106)
Other	338	776	883	1,326
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	3,252	(237)	1,624	160
Inventories	(83,666)	(53,603)	(100,791)	(63,492)
Prepaids and other current assets	(893)	(2,053)	(778)	(1,799)
Accounts payable	47,859	30,699	60,656	44,284
Other accrued liabilities	(3,231)	138	(29,089)	(12,123)
Other assets and liabilities	2,776	2,076	1,848	(1,100)

Net cash (used in) provided by operating activities	(15,777)	(6,246)	(26,914)	3,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,343)	(10,846)	(36,413)	(23,144)
Proceeds from sale of property and equipment	-0-	1	-0-	1

Net cash used in investing activities	(17,343)	(10,845)	(36,413)	(23,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	-0-	(10,000)	-0-	(10,000)
Payments of capital leases	-0-	(77)	-0-	(190)
Tax benefit of stock options exercised	-0-	-0-	158	-0-
Shares repurchased	(11,729)	-0-	(11,729)	-0-
Change in overdraft balances	6,554	2,310	10,369	4,954
Revolver borrowings, net	23,000	-0-	23,000	-0-
Dividends paid on non-redeemable preferred stock	(64)	(69)	(128)	(142)
Exercise of stock options	-0-	1,398	566	3,969

Net cash provided by (used in) financing activities	17,761	(6,438)	22,236	(1,409)

Net Cash Flow	(15,359)	(23,529)	(41,091)	(21,220)
Cash and cash equivalents at beginning of period	34,719	62,377	60,451	60,068

Cash and cash equivalents at end of period	$19,360	$38,848	$19,360	$38,848

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$2,869	$3,519	$4,050	$5,173
Income taxes	14,383	9,398	27,267	15,535
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders'
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	$62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of stock options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344

Comprehensive income							$62,784

Balance January 28, 2006	6,695	23,748	123,137	239,232	(26,204)	(17,857)		348,751

Net earnings	-0-	-0-	-0-	16,421	-0-	-0-	16,421	16,421
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(128)	-0-	-0-	-0-	(128)
Exercise of stock options	-0-	26	540	-0-	-0-	-0-	-0-	566
Shares repurchased	-0-	(433)	(13,171)	-0-	-0-	-0-	-0-	(13,604)
Employee and non-employee restricted stock	-0-	-0-	1,408	-0-	-0-	-0-	-0-	1,408
Share-based compensation	-0-	-0-	2,097	-0-	-0-	-0-	-0-	2,097
Tax benefit of stock options exercised	-0-	-0-	158	-0-	-0-	-0-	-0-	158
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	849	-0-	849	849
Loss on interest rate swaps (net of tax benefit of $17,000)	-0-	-0-	-0-	-0-	(25)	-0-	(25)	(25)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	28	-0-	28	28
Other	(47)	19	27	-0-	-0-	-0-	-0-	(1)

Comprehensive income*							$17,273

Balance July 29, 2006	$6,648	$23,360	$114,196	$255,525	$(25,352)	$(17,857)		$356,520

*	Comprehensive income was $6.2 million and $6.3 million for the second quarter ended July 29, 2006 and July 30, 2005, respectively. Comprehensive income was $14.8 million for the six month period ended July 30, 2005.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements contained in this report of Genesco Inc., a Tennessee corporation (together with its subsidiaries, the “Company”) are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2007 (“Fiscal 2007”) and of the fiscal year ended January 28, 2006 (“Fiscal 2006”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy, Dockers and Perry Ellis brands and the operation at July 29, 2006 of 1,870 Journeys, Journeys Kidz, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
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
In its wholesale operations, cost is determined using the first-in, first-out (“FIFO”) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

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
Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margin, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Included in cash and cash equivalents at July 29, 2006, January 28, 2006 and July 30, 2005 are cash equivalents of $0.8 million, $48.5 million and $21.8 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At July 29, 2006, January 28, 2006 and July 30, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $27.6 million, $17.2 million and $22.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. Two customers accounted for 13% each of the Company’s trade receivables balance as of July 29, 2006 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of July 29, 2006.
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
Post-retirement Benefits
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.7 million and $0.9 million for the second quarter of Fiscal 2007 and 2006, respectively, and $1.4 million and $2.1 million for the first six months of Fiscal 2007 and 2006, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.2 million and $6.3 million for the second quarter of Fiscal 2007 and 2006, respectively, and $15.4 million and $14.1 million for the first six months of Fiscal 2007 and 2006, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $0.9 million, $0.9 million and $0.6 million at July 29, 2006, January 28, 2006 and July 30, 2005, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million and $0.5 million for the second quarter of Fiscal 2007 and 2006, respectively, and $1.1 million and $1.0 million for the first six months of Fiscal 2007 and 2006, respectively. During the first six months of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.7 million and $0.9 million for the second quarter of Fiscal 2007 and 2006, respectively, and $2.3 million and $1.8 million for the first six months of Fiscal 2007 and 2006, respectively. During the first six months of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 29, 2006 consisted of $25.9 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.2 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.2 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of $0.1 million.
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
New Accounting Principles
Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months and six months ended July 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. See Note 7 to the Company’s Condensed Consolidated Financial Statements for additional information on the Company’s share-based compensation plans and adoption of SFAS No. 123(R).
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the income statement (that is, gross versus net presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Condensed Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — - an interpretation of SFAS No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, of adopting FIN 48 on its Condensed Consolidated Financial Statements.

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
The Company recorded a pretax charge to earnings of $0.5 million ($0.3 million net of tax) in the second quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
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
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 29, 2005	$5,800	$3	$5,803
Excess provision Fiscal 2006	(98)	-0-	(98)
Charges and adjustments, net	8	-0-	8

Balance January 28, 2006	5,710	3	5,713
Additional provision Fiscal 2007	311	-0-	311
Charges and adjustments, net	(310)	(3)	(313)

Balance July 29, 2006*	5,711	-0-	5,711
Current provision for discontinued operations	3,909	-0-	3,909

Total Noncurrent Provision for Discontinued Operations	$1,802	$-0-	$1,802

*	Includes $5.5 million environmental provision including $3.8 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Inventories

	July 29,	January 28,
In thousands	2006	2006

Raw materials	$168	$203
Wholesale finished goods	31,275	30,392
Retail merchandise	299,996	200,053

Total Inventories	$331,439	$230,648

Note 4
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at July 29, 2006 and January 28, 2006, was $9.7 million and $7.5 million, respectively. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at July 29, 2006 and January 28, 2006 was $0.2 million and $15,000, respectively. For the six months ended July 29, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $1.4 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (5.51% at July 3, 2006, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005. The swap agreement with a $20.0 million notional amount expired on July 1, 2006 but it was paid off early in January 2006. The swap agreement with an original $30.0 million notional amount expires on April 1, 2007 and has a $20.0 million notional amount as of July 29, 2006. The fixed rate on the remaining swap agreement is 3.32%. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. The Company received $0.3 million in Fiscal 2006 as a result of early termination of some of the interest rate swap agreements.

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
At July 29, 2006, the net gain of these interest rate swap agreements was $0.2 million, net of tax, representing the change in fair value of the derivative instruments.
Note 5
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005

Service cost	$63	$61	$126	$127
Interest cost	1,605	1,656	3,213	3,326
Expected return on plan assets	(1,944)	(1,920)	(3,892)	(3,861)
Amortization:
Losses	1,105	1,087	2,270	2,329

Net amortization	1,105	1,087	2,270	2,329

Net Periodic Benefit Cost	$829	$884	$1,717	$1,921

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Defined Benefit Pension Plans and Other Benefit Plans, Continued

	Other Benefits
	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005

Service cost	$54	$37	$108	$74
Interest cost	50	44	100	88
Amortization:
Losses	22	14	44	28

Net amortization	22	14	44	28

Net Periodic Benefit Cost	$126	$95	$252	$190

While there was no cash requirement projected for the plan in 2006, the Company made a $4.0 million contribution to the plan in March 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 29, 2006			July 30, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$5,944			$6,766

Less: Preferred stock dividends	(64)			(69)

Basic EPS
Income available to common shareholders	5,880	22,988	$.26	6,697	22,702	$.29

Effect of Dilutive Securities
Options		393			478
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	604	3,899		617	3,899
Employees’ preferred stock(2)		60			63

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,484	27,340	$.24	$7,314	27,142	$.27

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,125, 37,263 and 13,960, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 29, 2006			July 30, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$16,610			$15,192

Less: Preferred stock dividends	(128)			(142)

Basic EPS
Income available to common shareholders	16,482	23,015	$.72	15,050	22,613	$.67

Effect of Dilutive Securities
Options		414			445
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	1,207	3,899		1,233	3,899
Employees’ preferred stock(2)		60			63

Diluted EPS
Income available to common shareholders plus assumed conversions	$17,689	27,388	$.65	$16,283	27,020	$.60

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 30,125, 37,263 and 13,960, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. The Company repurchased 433,000 shares at a cost of $13.6 million in the second quarter ended July 29, 2006, which includes 25,000 shares from prior authorizations. Of the $13.6 million repurchased during the second quarter this year, $1.9 million was not paid in the quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheet. In August 2006, the board authorized an additional $30.0 million in stock repurchases. In total, the Company has repurchased 7.5 million shares at a cost of $84.9 million from all authorizations as of July 29, 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of July 29, 2006, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”
Effective January 29, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months and six months ended July 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2005 Equity Incentive Plan, effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan, the Company could grant options to its officers and other key employees of and consultants to the Company as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.
For the three months and six months ended July 29, 2006, the Company recognized share-based compensation cost of $1.1 million and $2.1 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. The Company also recognized a total income tax benefit for share-based compensation arrangements of $0.0 million and $0.2 million for the three months and six months ended July 29, 2006, respectively. The Company did not capitalize any share-based compensation cost.
As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months and six months ended July 29, 2006 were $1.1 million, $1.1 million, $1.1 million, $2.1 million, $1.9 million and $1.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months and six months ended July 29, 2006 was $0.05, $0.04, $0.08 and $0.07, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued

The following table illustrates the effect on net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months and six months ended July 30, 2005:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	July 30, 2005	July 30, 2005
Net earnings, as reported	$6,766	$15,257
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	52	156
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(730)	(1,475)

Pro forma net earnings	$6,088	$13,938

Earnings per share:
Basic — as reported	$0.29	$0.67

Basic — pro forma	$0.27	$0.61

Diluted — as reported	$0.27	$0.61

Diluted — pro forma	$0.24	$0.56

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.0 million and $0.2 million as financing cash inflows rather than as operating cash inflows on its Condensed Consolidated Statement of Cash Flows for the three months and six months ended July 29, 2006.
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
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued

The Company did not grant any stock options for the three months or six months ended July 29, 2006 or July 30, 2005. For Fiscal 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on implied volatilities of traded Genesco options combined with historical term structures. The Company based the risk free rate on the 20-year constant maturity treasury bond rate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2006:

Fiscal 2006
Volatility	.42
Risk Free Rate	4.4%
Expected Term (years)	5.2
Dividend yields	0.0%
A summary of fixed stock option activity and changes since the Company’s most recent fiscal year-end is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands) (1)
Outstanding at January 28, 2006	1,464,486	$20.84
Granted	-0-	—
Exercised	(26,000)	21.75
Forfeited	(39,146)	23.50

Outstanding, July 29, 2006	1,399,340	$20.75	6.89	$8,613

Exercisable, July 29, 2006	656,638	$18.24	5.85	$5,362

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and six months ended July 29, 2006 and July 30, 2005 was $0.0 million, $1.3 million, $0.5 million and $4.1 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of July 29, 2006, are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 28, 2006	806,848	$13.11
Granted	-0-	—
Vested	(25,000)	14.27
Forfeited	(39,146)	13.80

Nonvested at July 29, 2006	742,702	13.04

As of July 29, 2006, there were $6.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 2.07 years.
Cash received from option exercises under all share-based payment arrangements for the three months and six months ended July 29, 2006 and July 30, 2005 was $0.0 million, $1.4 million, $0.6 million and $4.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.0 million, $0.5 million, $0.2 million and $1.5 million for the three months and six months ended July 29, 2006 and July 30, 2005, respectively.
Restricted Stock Incentive Plans
The 1996 Stock Incentive Plan (the “1996 Plan”) provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Equity Incentive Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock to two new non-employee directors in Fiscal 2006 on substantially the same terms as the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued

In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Equity Incentive Plan, Retainer Stock awards were made on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. For the six months ended July 29, 2006 and July 30, 2005, the Company issued 3,022 shares and 2,465 shares, respectively, of Retainer Stock. There were no shares issued for the three months ended July 29, 2006 or July 30, 2005.
Also pursuant to the 1996 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. For Fiscal 2007, each outside director received restricted stock valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. For the three months and six months ended July 29, 2006 and July 30, 2005, the Company issued 16,400 shares and 8,855 shares, respectively, of director restricted stock.
For the three months and six months ended July 29, 2006 and July 30, 2005, the Company recognized $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.1 million for the six months ended July 30, 2005. The 36,764 shares were issued in April 2005.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued

Under the 2005 Equity Incentive Plan, the Company issued 228,594 shares of restricted stock in October and December 2005. There were 2,106 shares forfeited in the three months ended April 29, 2006. Of the 226,488 restricted shares outstanding, 106,445 shares vest at the end of three years and 120,043 shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of this stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.6 million and $1.2 million, respectively, for the three months and six months ended July 29, 2006.
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
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.6 million to $6.8 million, net of insurance recoveries, $3.6 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote.
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
Related to all outstanding environmental contingencies, the Company had accrued $5.5 million as of July 29, 2006, $5.4 million as of January 28, 2006 and $5.5 million as of January 29, 2005. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

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
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued

On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against Genesco for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. LWDA is investigating the claim. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. The Company disputes the material allegations of the complaint and intends to defend the matter vigorously.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information

The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World Group, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Underground Station Group and Hat World Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company’s owned and licensed brands.
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

Three Months Ended		Underground		Johnston
July 29, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$136,669	$30,917	$78,506	$41,916	$16,226	$177	$304,411
Intercompany sales	-0-	-0-	-0-	-0-	(110)	-0-	(110)

Net sales to external customers	$136,669	$30,917	$78,506	$41,916	$16,116	$177	$304,301

Segment operating income (loss)	$7,935	$(1,747)	$8,617	$2,484	$1,335	$(5,853)	$12,771
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(480)	(480)

Earnings (loss) from operations	7,935	(1,747)	8,617	2,484	1,335	(6,333)	12,291
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,267)	(2,267)
Interest income	-0-	-0-	-0-	-0-	-0-	107	107

Earnings (loss) before income taxes from continuing operations	$7,935	$(1,747)	$8,617	$2,484	$1,335	$(8,493)	$10,131

Total assets	$249,207	$67,514	$263,946	$63,911	$22,854	$94,677	$762,109
Depreciation	3,950	1,136	2,623	723	16	1,379	9,827
Capital expenditures	6,544	1,201	6,390	1,065	13	2,130	17,343

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
July 30, 2005	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$118,928	$32,186	$69,055	$41,008	$13,970	$75	$275,222
Intercompany sales	-0-	-0-	-0-	-0-	(54)	-0-	(54)

Net sales to external customers	$118,928	$32,186	$69,055	$41,008	$13,916	$75	$275,168

Segment operating income (loss)	$6,951	$(681)	$9,258	$2,418	$1,018	$(4,954)	$14,010
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(177)	(177)

Earnings (loss) from operations	6,951	(681)	9,258	2,418	1,018	(5,131)	13,833
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,821)	(2,821)
Interest income	-0-	-0-	-0-	-0-	-0-	253	253

Earnings (loss) before income taxes from continuing operations	$6,951	$(681)	$9,258	$2,418	$1,018	$(7,699)	$11,265

Total assets	$194,590	$59,687	$239,165	$64,564	$18,570	$107,373	$683,949
Depreciation	3,185	979	2,218	706	12	1,339	8,439
Capital expenditures	3,256	850	5,649	469	3	619	10,846

Six Months Ended		Underground		Johnston
July 29, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$278,169	$70,873	$149,194	$85,947	$35,477	$221	$619,881
Intercompany sales	-0-	-0-	-0-	-0-	(562)	-0-	(562)

Net sales to external customers	$278,169	$70,873	$149,194	$85,947	$34,915	$221	$619,319

Segment operating income (loss)	$21,086	$658	$14,624	$5,307	$3,064	$(12,465)	$32,274
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(589)	(589)

Earnings (loss) from operations	21,086	658	14,624	5,307	3,064	(13,054)	31,685
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,541)	(4,541)
Interest income	-0-	-0-	-0-	-0-	-0-	467	467

Earnings (loss) before income taxes from continuing operations	$21,086	$658	$14,624	$5,307	$3,064	$(17,128)	$27,611

Total assets	$249,207	$67,514	$263,946	$63,911	$22,854	$94,677	$762,109
Depreciation	7,647	2,235	5,118	1,408	29	2,740	19,177
Capital expenditures	15,953	2,790	12,056	2,465	27	3,122	36,413

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Six Months Ended		Underground		Johnston
July 30, 2005	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$247,772	$72,022	$131,202	$82,516	$27,869	$133	$561,514
Intercompany sales	-0-	-0-	-0-	-0-	(261)	-0-	(261)

Net sales to external customers	$247,772	$72,022	$131,202	$82,516	$27,608	$133	$561,253

Segment operating income (loss)	$20,719	$1,935	$14,740	$4,948	$1,764	$(10,799)	$33,307
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(3,044)	(3,044)

Earnings (loss) from operations	20,719	1,935	14,740	4,948	1,764	(13,843)	30,263
Interest expense	-0-	-0-	-0-	-0-	-0-	(5,877)	(5,877)
Interest income	-0-	-0-	-0-	-0-	-0-	605	605

Earnings (loss) before income taxes from continuing operations	$20,719	$1,935	$14,740	$4,948	$1,764	$(19,115)	$24,991

Total assets	$194,590	$59,687	$239,165	$64,564	$18,570	$107,373	$683,949
Depreciation	6,464	1,931	4,373	1,418	22	2,679	16,887
Capital expenditures	8,407	2,517	10,116	1,205	72	827	23,144
Note 10
Subsequent Event

On August 24, 2006, the Company entered into an amendment to the credit agreement dated as of April 1, 2004, as amended April 10, 2006, governing its revolving credit facility with nine banks. The amendment increased aggregate revolving credit capacity to $105 million from $75 million and raised limits on the payment of dividends and stock repurchases by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts).

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to identify appropriate growth opportunities, including brand extensions, new concept launches, and acquisitions, and to execute its growth strategies.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Condensed Consolidated Financial Statements.

•	Fluctuations in oil prices causing changes in gasoline and energy prices resulting in changes in consumer spending and utility and product costs.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,849 retail footwear and headwear stores throughout the United States and Puerto Rico and 21 headwear stores in Canada as of July 29, 2006. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed

Dockers and Perry Ellis brands to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World Group, comprised of the Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail headwear operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations and wholesale distribution; and Licensed Brands, comprised of Dockers® Footwear and Perry Ellis® Footwear. The Company introduced Perry Ellis Footwear with a limited offering for the Holiday 2005 season.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,775 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 2,000 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,675 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first six months of Fiscal 2007, five Jarman stores were closed and two Jarman stores were converted to Underground Station stores. During Fiscal 2006, 13 Jarman stores were closed and two Jarman stores were converted to Underground Station stores.
The Hat World, Lids, Hat Zone, Cap Connection and Head Quarters retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 725 square feet and are located in malls, airports, street level stores and factory outlet stores throughout the United States and in Canada.
Johnston & Murphy retail stores sell a broad range of men’s dress and casual footwear and accessories to business and professional consumers. These stores average approximately 1,325 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear in factory stores located in factory outlet malls. These stores average approximately 2,400 square feet.
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
Strategy
The Company’s strategy is to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities, tourist venues and college campuses, among other locations in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts. The Company will also consider appropriate acquisitions to supplement its organic growth.
Summary of Operating Results
The Company’s net sales increased 10.6% during the second quarter of Fiscal 2007 compared to the second quarter of Fiscal 2006. The increase was driven primarily by the addition of new stores and a 15.8% increase in Licensed Brands sales. Gross margin decreased slightly as a percentage of net sales during the second quarter of Fiscal 2007, primarily due to decreases related to promotional activity in the Underground Station Group and Hat World Group businesses. Selling and administrative expenses increased as a percentage of net sales during the second quarter of Fiscal 2007 due to increased expenses in all businesses and due to share-based compensation and restricted stock expense included in corporate. (See Note 7 to the Condensed Consolidated Financial Statements.) Operating income decreased as a percentage of net sales during the second quarter of Fiscal 2007 due to decreased operating income in the Underground Station Group and Hat World Group businesses, partially offset by an increase in operating income in the Journeys Group and Licensed Brands businesses.

Significant Developments
Amended Revolving Credit Facility
On August 24, 2006, the Company entered into an amendment to the credit agreement dated as of April 1, 2004, as amended April 10, 2006, governing its revolving credit facility with nine banks. The amendment increased aggregate revolving credit capacity to $105 million from $75 million and raised limits on the payment of dividends and stock repurchases by the Company.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.5 million ($0.3 million net of tax) in the second quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
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
Results of Operations — Second Quarter Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales in the second quarter ended July 29, 2006 increased 10.6% to $304.3 million from $275.2 million in the second quarter ended July 30, 2005. Gross margin increased 10.4% to $153.4 million in the second quarter this year from $139.0 million in the same period last year and decreased slightly as a percentage of net sales from 50.5% to 50.4%. Selling and administrative expenses in the second quarter this year increased 12.5% from the second quarter last year and increased as a percentage of net sales from 45.4% to 46.2%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the second quarter ended July 29, 2006 were $10.1 million compared to $11.3 million for the second quarter ended July 30, 2005. Pretax earnings for the second quarter ended July 29, 2006 included restructuring and other charges of $0.5 million ($0.3 million net of tax), primarily for retail store asset impairments. Pretax earnings for the second quarter ended July 30, 2005 included restructuring and other charges of $0.2 million ($0.1 million net of tax), primarily for retail store asset impairments and lease terminations of two Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004.

Net earnings for the second quarter ended July 29, 2006 were $5.9 million ($0.24 diluted earnings per share) compared to $6.8 million ($0.27 diluted earnings per share) for the second quarter ended July 30, 2005. The Company recorded an effective income tax rate of 41.3% in the second quarter this year compared to 39.9% in the same period last year. This year’s income tax expense includes a $0.2 million adjustment relating to changes in state tax laws.
Journeys Group

	Three Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$136,669	$118,928	14.9%
Operating income	$7,935	$6,951	14.2%
Operating margin	5.8%	5.8%
Net sales from Journeys Group increased 14.9% for the second quarter ended July 29, 2006 compared to the same period last year. The increase reflects primarily a 13% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 5% increase in comparable store sales. The comparable sales increase reflected an increase of 8% in footwear unit comparable sales, offset by a 2% decline in the average price per pair of shoes related to changes in product mix. Unit sales increased 19% during the same period. Journeys Group operated 806 stores at the end of the second quarter of Fiscal 2007, including 64 Journeys Kidz stores and six Shi by Journeys stores, compared to 711 stores at the end of the second quarter last year, including 41 Journeys Kidz stores.
Journeys Group operating income for the second quarter ended July 29, 2006 increased 14.2% to $7.9 million compared to $7.0 million for the second quarter ended July 30, 2005. The increase was due to increased net sales and increased gross margin as a percentage of net sales, reflecting decreased markdowns.
Underground Station Group

	Three Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$30,917	$32,186	(3.9)%
Operating loss	$(1,747)	$(681)	(156.5)%
Operating margin	(5.7)%	(2.1)%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 3.9% for the second quarter ended July 29, 2006 compared to the same period last year. Sales for Underground Station stores increased 3% for the second quarter ended July 29, 2006. Sales for Jarman retail stores decreased 28% for the second quarter this year, reflecting a 25% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 6% for the Underground Station Group, 5% for Underground Station stores and 11% for Jarman retail stores. The decrease in comparable store sales was primarily due to weak demand for men’s athletic shoes and what management believes was overall softness in the urban market. The average price per pair of shoes for Underground Station Group was flat in the second quarter of Fiscal 2007, while unit sales decreased 6% during the same period. The average price per pair of shoes at Underground Station stores decreased 1% in the second quarter of Fiscal 2007, reflecting changes in product mix, while unit sales increased 2%. Underground Station Group operated 231 stores at the end of the second quarter of Fiscal 2007, including 189 Underground Station stores, compared to 226 stores at the end of the second quarter last year, including 168 Underground Station stores.
Underground Station Group operating income for the second quarter ended July 29, 2006 decreased to $(1.7) million compared to $(0.7) million in the second quarter ended July 30, 2005. The decrease was due to decreased net sales and increased expenses as a percentage of net sales due to the negative leverage from the decline in comparable store sales as store related expenses grew faster than sales.
Hat World Group

	Three Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$78,506	$69,055	13.7%
Operating income	$8,617	$9,258	(6.9)%
Operating margin	11.0%	13.4%
Net sales from Hat World Group increased 13.7% for the second quarter ended July 29, 2006 compared to the same period last year, reflecting primarily a 16% increase in average stores operated. Hat World Group comparable store sales were flat for the second quarter ended July 29, 2006. The comparable store sales were impacted by softer sales in NCAA headwear and in other, branded categories like beer and trucker hats. This was partially offset by strength in core and fashion-oriented Major League Baseball products, as well as branded action and performance headwear. Hat World Group operated 685 stores at the end of the second quarter of Fiscal 2007, including 21 stores in Canada, compared to 593 stores at the end of the second quarter last year, including 18 stores in Canada.
Hat World Group operating income for the second quarter ended July 29, 2006 decreased 6.9% to $8.6 million compared to $9.3 million for the second quarter ended July 30, 2005. The decrease in operating income was primarily due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity.

Johnston & Murphy Group

	Three Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$41,916	$41,008	2.2%
Operating income	$2,484	$2,418	2.7%
Operating margin	5.9%	5.9%
Johnston & Murphy Group net sales increased 2.2% to $41.9 million for the second quarter ended July 29, 2006 from $41.0 million for the second quarter ended July 30, 2005, reflecting primarily a 4% increase in average retail stores operated and a 4% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the second quarter of Fiscal 2007 and the average price per pair of shoes was flat for the same period. Retail operations accounted for 76.2% of Johnston & Murphy Group sales in the second quarter this year, down from 76.6% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 1% (increased 2% in the Johnston and Murphy Shops) in the second quarter this year, primarily due to changes in product mix, while footwear unit sales were flat during the same period. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2007 included 148 Johnston & Murphy shops and factory stores compared to 142 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2006.
Johnston & Murphy Group operating income for the second quarter ended July 29, 2006 increased 2.7% compared to the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting improvement in the wholesale business due to shipments of less off-priced product and lower markdowns in the retail business.
Licensed Brands

	Three Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$16,116	$13,916	15.8%
Operating income	$1,335	$1,018	31.1%
Operating margin	8.3%	7.3%
Licensed Brands’ net sales increased 15.8% to $16.1 million for the second quarter ended July 29, 2006, from $13.9 million for the second quarter ended July 30, 2005. The sales increase reflects the increase in sales of Dockers Footwear, which performed well at retail. Unit sales for Dockers Footwear increased 14% for the second quarter this year and the average price per pair of shoes increased 1% compared to the same period last year.
Licensed Brands’ operating income for the second quarter ended July 29, 2006 increased 31.1% from $1.0 million for the second quarter ended July 30, 2005 to $1.3 million, primarily due to increased net sales and to increased gross margin as a percentage of net sales from lower shipments of off-priced product.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the second quarter ended July 29, 2006 were $6.3 million compared to $5.1 million for the second quarter ended July 30, 2005. Corporate expenses in the second quarter this year included share-based compensation and restricted stock expense of approximately $1.8 million. Last year’s second quarter results included restricted stock expense of $0.1 million.
Interest expense decreased 19.6% from $2.8 million in the second quarter ended July 30, 2005 to $2.3 million for the second quarter ended July 29, 2006, primarily due to the decrease in the term loan outstanding from $65.0 million at the end of the second quarter last year to $20 million at the end of the second quarter this year. There was an average of $2.8 million of revolver borrowings under the Company’s revolving credit facility during the three months ended July 29, 2006. There were no borrowings under the Company’s revolving credit facility during the three months ended July 30, 2005. Interest income decreased 57.7% from $0.3 million to $0.1 million for the second quarter ended July 29, 2006 due to the decrease in average short-term investments.
This year’s second quarter included $0.5 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s second quarter included $0.2 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations of two Jarman stores.
Results of Operations — Six Months Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales in the six months ended July 29, 2006 increased 10.3% to $619.3 million from $561.3 million in the six months ended July 30, 2005. Gross margin increased 10.2% to $314.8 million in the first six months this year from $285.5 million in the same period last year and decreased slightly as a percentage of net sales from 50.9% to 50.8%. Selling and administrative expenses in the first six months this year increased 12.0% from the first six months last year and increased as a percentage of net sales from 44.9% to 45.6%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the six months ended July 29, 2006 were $27.6 million compared to $25.0 million for the six months ended July 30, 2005. Pretax earnings for the six months ended July 29, 2006 included restructuring and other charges of $0.6 million, primarily for retail store asset impairments. Pretax earnings for the six months ended July 30, 2005 included restructuring and other charges of $3.0 million, primarily $2.6 million for an anticipated settlement of a previously announced class action lawsuit (see Note 8), retail store asset impairments and lease terminations of four Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004.
Net earnings for the six months ended July 29, 2006 were $16.4 million ($0.64 diluted earnings per share) compared to $15.3 million ($0.61 diluted earnings per share) for the six months ended July 30, 2005. The Company recorded an effective income tax rate of 39.8% for the first six months ended July 29, 2006 compared to 39.2% in the same period last year. This year’s income tax expense includes a $0.2 million adjustment relating to changes in state tax laws.

Journeys Group

	Six Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$278,169	$247,772	12.3%
Operating income	$21,086	$20,719	1.8%
Operating margin	7.6%	8.4%
Net sales from Journeys Group increased 12.3% for the first six months ended July 29, 2006 compared to the same period last year. The increase reflects primarily a 12% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) and an increase in comparable store sales of 3% for the first six months ended July 29, 2006. Unit sales increased 17% for the six months ended July 29, 2006 while the average price per pair of shoes decreased 2% during the same period.
Journeys Group operating income for the six months ended July 29, 2006 increased 1.8% to $21.1 million compared to $20.7 million for the six months ended July 30, 2005. The increase was due to increased net sales and increased gross margin as a percentage of net sales, reflecting decreased markdowns.
Underground Station Group

	Six Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$70,873	$72,022	(1.6)%
Operating income	$658	$1,935	(66.0)%
Operating margin	0.9%	2.7%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 1.6% for the six months ended July 29, 2006 compared to the same period last year. Sales for Underground Station stores increased 5% for the six months ended July 29, 2006. Sales for Jarman retail stores decreased 25% for the six months ended this year, reflecting a 25% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 5% for the Underground Station Group, 3% for Underground Station stores and 10% for Jarman retail stores. The average price per pair of shoes for Underground Station Group was flat in the first six months of Fiscal 2007, while unit sales decreased 5% during the same period. The average price per pair of shoes at Underground Station stores decreased 1% in the first six months of Fiscal 2007, while unit sales increased 2%.
Underground Station Group operating income for the first six months ended July 29, 2006 decreased 66.0% to $0.7 million compared to $1.9 million in the first six months ended July 30, 2005. The decrease was due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales due to the negative leverage from negative comparable store sales as store related expenses grew faster than sales.
During the first quarter this year, the Company was notified that Nike products will no longer be distributed through Underground Station stores. Nike made up approximately 13% of the Underground Station Group sales in Fiscal 2006. Underground Station received a full allocation of Nike product for back-to-school in the second quarter this year. Nike product has historically not had a significant impact on fourth quarter sales at Underground Station. Therefore, the Company does not anticipate a material impact from this decision in Fiscal 2007. It intends to expand its product offering to include additional brands and categories and a wider assortment of existing brands and categories in Fiscal 2008 in response to the Nike decision.
Hat World Group

	Six Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$149,194	$131,202	13.7%
Operating income	$14,624	$14,740	(0.8)%
Operating margin	9.8%	11.2%
Net sales from Hat World Group increased 13.7% for the six months ended July 29, 2006 compared to the same period last year, reflecting primarily a 17% increase in average stores operated. Hat World Group comparable store sales were flat for the first six months ended July 29, 2006.
Hat World Group operating income for the first six months ended July 29, 2006 decreased 0.8% to $14.6 million compared to $14.7 million for the first six months ended July 30, 2005. The decrease in operating income was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and to increased expenses as a percentage of net sales resulting from negative leverage due to flat comparable store sales, as store related expenses grew faster than the sales increase.
Johnston & Murphy Group

	Six Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$85,947	$82,516	4.2%
Operating income	$5,307	$4,948	7.3%
Operating margin	6.2%	6.0%
Johnston & Murphy Group net sales increased 4.2% to $85.9 million for the six months ended July 29, 2006 from $82.5 million for the six months ended July 30, 2005, reflecting primarily a 9% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 9% in the first six months of Fiscal 2007 and the average price per pair of shoes was flat for the same period. Retail operations accounted for 73.6% of Johnston & Murphy segment sales in the first six months this year, down from 74.9% in the first six months last year. Comparable store sales for Johnston & Murphy retail operations decreased 1% for the six months ended July 29, 2006 compared to the same period last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 3% (2% in the Johnston and Murphy Shops) in the first six months this year, primarily due to changes in product mix, while footwear unit sales increased 3% during the same period.
Johnston & Murphy Group operating income for the six months ended July 29, 2006 increased 7.3% to $5.3 million compared to $4.9 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, primarily due to lower markdowns in the retail business and improvement in the wholesale business due to shipments of less off-priced product.
Licensed Brands

	Six Months Ended
	July 29,	July 30,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$34,915	$27,608	26.5%
Operating income	$3,064	$1,764	73.7%
Operating margin	8.8%	6.4%
Licensed Brands’ net sales increased 26.5% to $34.9 million for the six months ended July 29, 2006, from $27.6 million for the six months ended July 30, 2005. The sales increase reflects the increase in sales of Dockers Footwear, including replenishment sales of Dockers products, in particular the proStyle ® and Stain Defender ® footwear, which performed well at retail. Dockers’ sales increase also reflected sell-in related to increasing shelf space in existing accounts. Unit sales for Dockers Footwear increased 24% for the first six months this year and the average price per pair of shoes increased 1% compared to the same period last year.
Licensed Brands’ operating income for the six months ended July 29, 2006 increased 73.7% from $1.8 million for the six months ended July 30, 2005 to $3.1 million, primarily due to increased net sales, increased gross margin as a percentage of net sales from lower shipments of off-priced products, and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the six months ended July 29, 2006 were $13.1 million compared to $13.8 million for the six months ended July 30, 2005. Corporate expenses in the first six months this year included share-based compensation and restricted stock expense of approximately $3.5 million. Last year’s first six months results included restricted stock expense of $0.3 million.
Interest expense decreased 22.7% from $5.9 million in the six months ended July 30, 2005 to $4.5 million for the six months ended July 29, 2006, primarily due to the decrease in the term loan outstanding from $65.0 million at the end of first six months last year to $20 million at the end of the first six months this year. There was an average of $1.4 million of revolver borrowings under the Company’s revolving credit facility during the six months ended July 29, 2006. There were no borrowings under the Company’s revolving credit facility during the six months ended July 30, 2005. Interest income decreased 22.8% to $0.5 million for the six months ended July 29, 2006 from $0.6 million for the same period last year, primarily due to the decrease in average short-term investments.
This year’s first six months included $0.6 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s first six months included $3.0 million in restructuring and other charges, primarily for settlement of a California employment class action, retail store asset impairments and lease terminations of four Jarman stores.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 29,	January 28,	July 30,
	2006	2006	2005
	(dollars in millions)
Cash and cash equivalents	$19.4	$60.5	$38.8
Working capital	$201.2	$185.0	$182.3
Long-term debt	$129.3	$106.3	$151.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $26.9 million in the first six months of Fiscal 2007 compared to cash provided by operating activities of $3.3 million in the first six months of Fiscal 2006. The $30.2 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in inventory and other accrued liabilities of $37.3 million and $17.0 million, respectively. The $37.3 million decrease in cash flow from inventory was due to seasonal increases in retail inventory and growth in our retail businesses to support the net increase of 97 stores in the first six months of Fiscal 2007 versus 54 stores in the first six months of Fiscal 2006. The $17.0 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and an $11.7 million increase in income taxes paid for the first six months this year compared to the same period last year.
The $100.8 million increase in inventories at July 29, 2006 from January 28, 2006 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 97 stores in the first six months this year.
Accounts receivable at July 29, 2006 decreased $1.6 million compared to January 28, 2006 due primarily to reductions in non-trade receivables relating primarily to tenant allowances and to insurance payments received that were due to the Company as a result of Hurricane Katrina.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Accounts payable	$60,656	$44,284
Accrued liabilities	(29,089)	(12,123)

	$31,567	$32,161

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to increased bonus payments and tax payments in the first six months of Fiscal 2007.
There was an average of $1.4 million of revolving credit borrowings during the first six months ended July 29, 2006 and no revolving credit borrowings during the first six months ended July 30, 2005, as cash generated from operations and cash on hand funded most of the seasonal working capital requirements and capital expenditures for the first six months of Fiscal 2007.
The Company’s contractual obligations over the next five years have increased from January 28, 2006. Operating lease obligations increased to $947 million from $843 million due to new store openings. Purchase obligations increased to $259 million from $233 million due to seasonal increases in purchases of retail inventory and new store openings.
Capital Expenditures
Total capital expenditures in Fiscal 2007 are expected to be approximately $66.7 million. These include expected retail capital expenditures of $58.0 million to open approximately 60 Journeys stores, 25 Journeys Kidz stores, 14 Shi by Journeys stores, 14 Johnston & Murphy shops and factory stores, 11 Underground Station stores and 103 Hat World stores and to complete 103 major store renovations, including three conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2007 for other purposes is expected to be approximately $8.7 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2007, although the Company plans to borrow under its revolving credit facility from time to time, particularly in the fall, to support seasonal working capital requirements. The approximately $3.9 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
The Company’s board of directors authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock under a series of authorizations in Fiscal 1999-2003. Purchases were funded from available cash and borrowings under the revolving credit facility. The Company repurchased 7.1 million shares at a cost of $72.1 million under those authorizations. In June 2006, the board authorized an additional $20 million in stock repurchases. The Company repurchased 0.4 million shares at a cost of $12.8 million during the second quarter of Fiscal 2007, leaving $7.2 million remaining to be repurchased under this authorization as of July 29, 2006. In August 2006, the board authorized an additional $30 million in stock repurchases. In total, the Company has repurchased 7.5 million shares at a cost of $84.9 million at an average price of $11.27 per share from all authorizations as of July 29, 2006.
There were $11.4 million of letters of credit outstanding and $23.0 million revolver borrowings outstanding under the revolving credit facility at July 29, 2006, leaving availability under the revolving credit facility of $40.6 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at July 29, 2006.
The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $256,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.4 million in the first six months of Fiscal 2007, $0.8 million reflected in Fiscal 2006 and $0.9 million reflected in Fiscal 2005. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $20.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the original term loan. The notional amount of the one remaining swap agreement is $20.0 million. At July 29, 2006, the net gain on this interest rate swap was $0.2 million.

Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at July 29, 2006. As a result, the Company considers the interest rate market risk implicit in these investments at July 29, 2006 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At July 29, 2006, the Company had $9.7 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at July 29, 2006 was $0.2 million based on current spot rates. As of July 29, 2006, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $1.1 million.
Accounts Receivable — The Company’s accounts receivable balance at July 29, 2006 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers accounted for 13% each of the Company’s trade accounts receivable balance as of July 29, 2006 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of July 29, 2006. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at July 29, 2006, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007 would not be material.
New Accounting Principles
On January 29, 2006, the Company adopted SFAS No.123(R) using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended July 29, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. SFAS No. 123(R) requires the Company to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the six months ended July 29, 2006 and July 30, 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months and six months ended July 29, 2006 were $1.1 million, $1.1 million, $1.1 million, $2.1 million, $1.9 million and $1.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months and six months ended July 29, 2006 was $0.05, $0.04, $0.08 and $0.07, respectively.
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the income statement (that is, gross versus net presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Condensed Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, of adopting FIN 48 on its Condensed Consolidated Financial Statements.
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
Based on their evaluation as of July 29, 2006, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company incorporates by reference the information regarding legal proceedings in Note 8 of the Company’s Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
	(a) Total of		Purchased as	shares (or Units)
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased
	Units	per Share (or	Plans or	Under the Plans
Period	Purchased	Unit)	Programs	or Programs (1)

May 2006
4-30-06 to 5-27-06	—	$—	—	100,000

June 2006
5-28-06 to 6-24-06	—	$—	—	100,000

July 2006
6-25-06 to 6-28-06	25,000	$33.17	25,000	75,000 (2)
6-29-06 to 7-29-06	408,000	$31.31	408,000	$7,225

(1)	The Company’s Board of Directors authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock under a series of authorizations in Fiscal 1999 — 2003. The Company repurchased 7.1 shares at a cost of $72.1 million under those authorizations. On June 28, 2006, the Company’s Board of Directors authorized an additional $20.0 million in stock repurchases. As of July 29, 2006, the Company had repurchased and retired a total of 7.5 million shares of common stock at an aggregate cost of approximately $84.9 million. In August 2006, the Board of Directors authorized an additional $30.0 million in stock repurchases.

(2)	This authorization was replaced with the new $20.0 million authorization on June 28, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 28, 2006, shares representing a total of 23,462,029 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	elected eleven directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”
James S. Beard	21,893,081	253,283
Leonard L. Berry	21,893,769	252,595
William F. Blaufuss, Jr.	21,894,934	251,430
James W. Bradford	21,892,589	253,775
Robert V. Dale	21,891,313	255,051
Matthew C. Diamond	21,889,882	256,482
Marty G. Dickens	21,841,892	304,472
Ben T. Harris	21,875,990	270,374
Kathleen Mason	15,661,306	6,485,058
Hal N. Pennington	21,152,246	994,118
William A. Williamson, Jr.	21,149,508	996,856
2)	ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending February 3, 2007 by a vote of 22,085,643 for and 51,535 against, with 9,186 abstentions and no broker non-votes.
Item 6. Exhibits
(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

/s/ James S. Gulmi
James S. Gulmi
Chief Financial Officer September 7, 2006