Form 10-Q
period 2006-10-28
GENESCO INC
filed 2006-12-07
CIK 18498

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended October 28, 2006

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-3083
Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “acceleratedfilerandlargeacceleratedfiler” in Rule12b-2 of the Exchange Act (check one:)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Common Shares Outstanding November 24, 2006 – 22,479,204

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	October 28,	January 28,	October 29,
	2006	2006	2005

Assets
Current Assets
Cash and cash equivalents	$18,638	$60,451	$33,398
Accounts receivable, net of allowances of $2,366 at October 28, 2006, $1,439 at January 28, 2006 and $1,933 at October 29, 2005	24,401	21,171	22,738
Inventories	344,309	230,648	292,798
Deferred income taxes	10,416	8,649	6,087
Prepaids and other current assets	22,706	20,269	19,925

Total current assets	420,470	341,188	374,946

Property and equipment:
Land	4,861	4,972	4,972
Buildings and building equipment	14,812	14,723	14,690
Computer hardware, software and equipment	68,820	60,289	58,978
Furniture and fixtures	73,822	67,036	63,420
Construction in progress	16,473	11,728	15,664
Improvements to leased property	216,118	187,083	174,562

Property and equipment, at cost	394,906	345,831	332,286
Accumulated depreciation	(180,932)	(157,784)	(150,656)

Property and equipment, net	213,974	188,047	181,630

Deferred income taxes	2,321	-0-	817
Goodwill	96,235	96,235	96,561
Trademarks	47,677	47,671	47,665
Other intangibles, net of accumulated amortization of $5,677 at October 28, 2006, $4,302 at January 28, 2006 and $3,741 at October 29, 2005	2,909	4,284	4,845
Other noncurrent assets	8,969	8,693	9,241

Total Assets	$792,555	$686,118	$715,705

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	October 28,	January 28,	October 29,
	2006	2006	2005

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$135,614	$73,929	$115,993
Accrued employee compensation	16,760	26,047	18,384
Accrued other taxes	9,746	12,129	9,128
Accrued income taxes	3,076	12,886	4,496
Other accrued liabilities	29,154	27,178	26,910
Provision for discontinued operations	4,126	4,033	3,753

Total current liabilities	198,476	156,202	178,664

Long-term debt	158,250	106,250	151,250
Pension liability	21,923	23,222	24,230
Deferred rent and other long-term liabilities	54,987	50,013	48,218
Provision for discontinued operations	1,812	1,680	1,628

Total liabilities	435,448	337,367	403,990

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,615	6,695	6,704
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 28, 2006 — 22,960,065/22,471,601
January 28, 2006 — 23,748,134/23,259,670
October 29, 2005 — 23,357,359/22,868,895	22,960	23,748	23,357
Additional paid-in capital	99,430	123,137	118,592
Retained earnings	271,338	239,232	208,010
Accumulated other comprehensive loss	(25,379)	(26,204)	(27,091)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	357,107	348,751	311,715

Total Liabilities and Shareholders’ Equity	$792,555	$686,118	$715,705

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$364,298	$316,336	$983,617	$877,589
Cost of sales	182,844	154,825	487,404	430,567
Selling and administrative expenses	150,992	133,225	433,477	385,429
Restructuring and other, net	1,083	(789)	1,672	2,255

Earnings from operations	29,379	29,075	61,064	59,338

Interest expense, net
Interest expense	2,964	2,871	7,505	8,748
Interest income	(16)	(202)	(483)	(807)

Total interest expense, net	2,948	2,669	7,022	7,941

Earnings before income taxes from continuing operations	26,431	26,406	54,042	51,397
Income taxes	10,456	10,168	21,457	19,967

Earnings from continuing operations	15,975	16,238	32,585	31,430
Provision for discontinued operations, net	(98)	(95)	(287)	(30)

Net Earnings	$15,877	$16,143	$32,298	$31,400

Basic earnings per common share:
Continuing operations	$.71	$.71	$1.42	$1.38
Discontinued operations	$.00	$.00	$(.01)	$.00
Net earnings	$.71	$.71	$1.41	$1.38
Diluted earnings per common share:
Continuing operations	$.62	$.62	$1.26	$1.22
Discontinued operations	$.00	$(.01)	$(.01)	$.00
Net earnings	$.62	$.61	$1.25	$1.22

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,877	$16,143	$32,298	$31,400
Tax benefit of stock options exercised	(360)	850	(518)	2,350
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	10,112	8,743	29,289	25,630
Provision for legal settlement	-0-	(891)	-0-	1,680
Deferred income taxes	(3,890)	(2,157)	(5,215)	(2,679)
Provision for losses on accounts receivable	42	55	296	39
Impairment of long-lived assets	1,031	39	1,579	376
Share-based compensation and restricted stock	1,545	118	5,049	286
Provision for discontinued operations	160	157	471	51
Other	674	1,272	1,558	2,598
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(5,150)	(5,030)	(3,526)	(4,870)
Inventories	(12,870)	(22,109)	(113,661)	(85,601)
Prepaids and other current assets	(376)	(77)	(1,154)	(1,876)
Accounts payable	(6,201)	990	54,455	45,274
Other accrued liabilities	9,475	8,972	(19,614)	(3,151)
Other assets and liabilities	2,925	3,831	4,773	2,731

Net cash provided by (used in) operating activities	12,994	10,906	(13,920)	14,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,146)	(18,040)	(57,559)	(41,184)
Proceeds from sale of property and equipment	5	18	5	19

Net cash used in investing activities	(21,141)	(18,022)	(57,554)	(41,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	-0-	-0-	-0-	(10,000)
Payments of capital leases	-0-	(77)	-0-	(267)
Tax benefit of stock options exercised	360	-0-	518	-0-
Shares repurchased	(20,113)	-0-	(31,842)	-0-
Change in overdraft balances	(3,139)	166	7,230	5,120
Revolver borrowings, net	29,000	-0-	52,000	-0-
Dividends paid on non-redeemable preferred stock	(64)	(67)	(192)	(209)
Exercise of stock options	1,381	1,644	1,947	5,613

Net cash provided by financing activities	7,425	1,666	29,661	257

Net Cash Flow	(722)	(5,450)	(41,813)	(26,670)
Cash and cash equivalents at beginning of period	19,360	38,848	60,451	60,068

Cash and cash equivalents at end of period	$18,638	$33,398	$18,638	$33,398

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,258	$1,711	$5,308	$6,884
Income taxes	10,061	5,413	37,328	20,948
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	$62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of stock options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344
Comprehensive income							$62,784

Balance January 28, 2006	6,695	23,748	123,137	239,232	(26,204)	(17,857)		348,751

Net earnings	-0-	-0-	-0-	32,298	-0-	-0-	32,298	32,298
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(192)	-0-	-0-	-0-	(192)
Exercise of stock options	-0-	88	1,538	-0-	-0-	-0-	-0-	1,626
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	154	1,700	-0-	-0-	-0-	-0-	1,854
Share-based compensation	-0-	-0-	3,195	-0-	-0-	-0-	-0-	3,195
Tax benefit of stock options exercised	-0-	-0-	518	-0-	-0-	-0-	-0-	518
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	872	-0-	872	872
Loss on interest rate swaps (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(96)	-0-	(96)	(96)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	49	-0-	49	49
Other	(80)	22	57	-0-	-0-	-0-	-0-	(1)
Comprehensive income*							$33,123

Balance October 28, 2006	$6,615	$22,960	$99,430	$271,338	$(25,379)	$(17,857)		$357,107

*  Comprehensive income was $15.8 million for both the third quarter ended October 28, 2006 and the third quarter ended October 29, 2005.
    Comprehensive income was $30.6 million for the nine month period ended October 29, 2005.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report of Genesco Inc., a Tennessee corporation (together with its subsidiaries, the “Company”), are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2007 (“Fiscal 2007”) and of the fiscal year ended January 28, 2006 (“Fiscal 2006”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at October 28, 2006 of 1,925 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Zone, Cap Connection, Lids Kids and Head Quarters retail footwear and headwear stores.
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
Impairment of Definite-Lived Long-Lived Assets
The Company periodically assesses the realizability of its definite-lived long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of held and used definite-lived long-lived assets (see Note 2).

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
The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Cash and Cash Equivalents
Included in cash and cash equivalents at October 28, 2006, January 28, 2006 and October 29, 2005 are cash equivalents of $2.9 million, $48.5 million and $17.7 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At October 28, 2006, January 28, 2006 and October 29, 2005, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $24.5 million, $17.2 million and $22.8 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. Two customers accounted for 12% and 11%, respectively, of the Company’s trade receivables balance as of October 28, 2006, and no other customer accounted for more than 9% of the Company’s trade receivables balance as of October 28, 2006.
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
Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.2 million and $1.1 million for the third quarter of Fiscal 2007 and 2006, respectively, and $2.6 million and $3.2 million for the first nine months of Fiscal 2007 and 2006, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.5 million and $7.0 million for the third quarter of Fiscal 2007 and 2006, respectively, and $22.9 million and $21.1 million for the first nine months of Fiscal 2007 and 2006, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.0 million, $0.9 million and $0.9 million at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million and $0.6 million for the third quarter of Fiscal 2007 and 2006, respectively, and $1.9 million and $1.6 million for the first nine months of Fiscal 2007 and 2006, respectively. During the first nine months of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.2 million and $0.3 million for the third quarter of Fiscal 2007 and 2006, respectively, and $2.5 million and $2.2 million for the first nine months of Fiscal 2007 and 2006, respectively. During the first nine months of Fiscal 2007 and 2006, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts, unrealized gains and losses on interest rate swaps and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 28, 2006 consisted of $25.9 million of cumulative minimum pension liability adjustments, net of tax, cumulative net gains of $0.2 million on foreign currency forward contracts, net of tax, cumulative net gains of $0.1 million on interest rate swaps, net of tax, and a foreign currency translation adjustment of $0.2 million.
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
New Accounting Principles
Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months and nine months ended October 28, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. See Note 7 to the Company’s Condensed Consolidated Financial Statements for additional information on the Company’s share-based compensation plans and adoption of SFAS No. 123(R).
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations and financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have, if any, on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 158,” Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 (fiscal year 2007 for the Company). SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 (fiscal year 2009 for the Company). The Company does not believe the adoption of SFAS No. 158 will have a material impact on the Company’s results of operations or financial position.
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
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in the third quarter of Fiscal 2007. The charge was primarily for retail store asset impairments and the lease termination of one Jarman store. The lease termination was the continuation of a plan previously announced by the Company in Fiscal 2004.

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
The Company recorded a pretax credit to earnings of $0.8 million ($0.5 million net of tax) in the third quarter of Fiscal 2006. The credit was primarily for the recognition of a gain of $0.9 million associated with the conclusion of the settlement of a California employment class action more favorably than originally anticipated, when the charge associated with the settlement was originally taken in the first quarter of Fiscal 2006 (see Note 8), offset by a $0.1 million charge for retail store asset impairments and lease terminations of four Jarman stores.
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
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 29, 2005	$5,800	$3	$5,803
Excess provision Fiscal 2006	(98)	-0-	(98)
Charges and adjustments, net	8	-0-	8

Balance January 28, 2006	5,710	3	5,713
Additional provision Fiscal 2007	471	-0-	471
Charges and adjustments, net	(243)	(3)	(246)

Balance October 28, 2006*	5,938	-0-	5,938
Current provision for discontinued operations	4,126	-0-	4,126

Total Noncurrent Provision for Discontinued Operations	$1,812	$-0-	$1,812

*	Includes $5.7 million environmental provision including $3.9 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Inventories

	October 28,	January 28,
In thousands	2006	2006

Raw materials	$203	$203
Wholesale finished goods	29,367	30,392
Retail merchandise	314,739	200,053

Total Inventories	$344,309	$230,648

Note 4
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euro to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at October 28, 2006 and January 28, 2006 was $7.6 million and $7.5 million, respectively. Forward exchange contracts have an average remaining term of approximately two and one-third months. The loss based on spot rates under these contracts at October 28, 2006 was $2,000, and the gain based on spot rates under these contracts at January 28, 2006 was $15,000. For the nine months ended October 28, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $1.4 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.
The Company uses interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and are designed to swap a variable rate of three-month LIBOR (5.38% at October 2, 2006, the day the rate was set) for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005. The swap agreement with a $20.0 million notional amount expired on July 1, 2006, but it was terminated early in January 2006. The swap agreement with an original $30.0 million notional amount expires on April 1, 2007 and has a $20.0 million notional amount as of October 28, 2006. The fixed rate on the remaining swap agreement is 3.32%. These agreements have the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. The Company received $0.3 million in Fiscal 2006 as a result of early termination of some of the interest rate swap agreements.

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
At October 28, 2006, the net gain of these interest rate swap agreements was $0.1 million, net of tax, representing the change in fair value of the derivative instruments.
Note 5
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
In thousands	2006	2005	2006	2005

Service cost	$63	$61	$189	$188
Interest cost	1,605	1,656	4,818	4,982
Expected return on plan assets	(1,944)	(1,920)	(5,836)	(5,781)
Amortization:
Losses	1,105	1,087	3,375	3,416

Net amortization	1,105	1,087	3,375	3,416

Net Periodic Benefit Cost	$829	$884	$2,546	$2,805

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Defined Benefit Pension Plans and Other Benefit Plans, Continued

	Other Benefits
	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
In thousands	2006	2005	2006	2005

Service cost	$54	$37	$162	$111
Interest cost	50	44	150	132
Amortization:
Losses	22	14	66	42

Net amortization	22	14	66	42

Net Periodic Benefit Cost	$126	$95	$378	$285

While there was no cash requirement projected for the plan in 2006, the Company made a $4.0 million contribution to the plan in March 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 28, 2006			October 29, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$15,975			$16,238

Less: Preferred stock dividends	(64)			(67)

Basic EPS
Income available to common shareholders	15,911	22,284	$.71	16,171	22,797	$.71

Effect of Dilutive Securities
Options		315			521
Convertible preferred stock(1)	42	67		42	67
4 1/8% Convertible Subordinated Debentures	604	3,899		617	3,899
Employees’ preferred stock(2)		59			62

Diluted EPS
Income available to common shareholders plus assumed conversions	$16,557	26,624	$.62	$16,830	27,346	$.62

(1)	The amount of the dividends on the Series 1 and 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is less than basic earnings per share for all periods presented. Therefore, conversion of these preferred shares was included in diluted earnings per share. The amount of the dividend on the Series 4 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the Series 4 preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 4 preferred stock would have been 13,960.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 28, 2006			October 29, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$32,585			$31,430

Less: Preferred stock dividends	(192)			(209)

Basic EPS
Income available to common shareholders	32,393	22,771	$1.42	31,221	22,675	$1.38

Effect of Dilutive Securities
Options		381			469
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	1,811	3,899		1,850	3,899
Employees’ preferred stock(2)		60			63

Diluted EPS
Income available to common shareholders plus assumed conversions	$34,204	27,111	$1.26	$33,071	27,106	$1.22

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 29,917, 37,263 and 13,960, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 629,400 shares at a cost of $18.5 million in the third quarter ended October 28, 2006. Of the $18.5 million repurchased during the third quarter this year, $0.2 million was not paid in the quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheet. For the nine months ended October 28, 2006, the Company has repurchased 1,062,400 shares at a cost of $32.1 million. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of October 28, 2006.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans
The Company’s stock-based compensation plans, as of October 28, 2006, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123.
Effective January 29, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the three months and nine months ended October 28, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan (the “1996 Plan”), the Company could grant options to its officers and other key employees of and consultants to the Company as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% at the end of each year.
For the three months and nine months ended October 28, 2006, the Company recognized share-based compensation cost of $1.1 million and $3.2 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. The Company also recognized a total income tax benefit for share-based compensation arrangements of $0.3 million and $0.5 million for the three months and nine months ended October 28, 2006, respectively. The Company did not capitalize any share-based compensation cost.
As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months and nine months ended October 28, 2006 were $1.1 million, $0.7 million, $0.7 million, $3.2 million, $2.7 million and $2.7 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months and nine months ended October 28, 2006 was $0.03, $0.03, $0.12 and $0.10, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
The following table illustrates the effect on net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months and nine months ended October 29, 2005:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	October 29, 2005	October 29, 2005
Net earnings, as reported	$16,143	$31,400
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	73	229
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(2,257)

Pro forma net earnings	$15,438	$29,372

Earnings per share:
Basic — as reported	$.71	$1.38

Basic — pro forma	$.67	$1.29

Diluted — as reported	$.61	$1.22

Diluted — pro forma	$.59	$1.14

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.3 million and $0.5 million as financing cash inflows rather than as operating cash inflows on its Condensed Consolidated Statement of Cash Flows for the three months and nine months ended October 28, 2006.
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
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
The Company granted 109,681 shares of fixed stock options for the three months and nine months ended October 28, 2006 and 78,595 shares of fixed stock options for the three months and nine months ended October 29, 2005. For the third quarter ended October 28, 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for the third quarter ended October 28, 2006:

October 28, 2006
Volatility	42.5%
Risk Free Rate	4.6%
Expected Term (years)	4.9
Dividend yields	0.0%
A summary of fixed stock option activity and changes since the Company’s most recent fiscal year-end is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands) (1)
Outstanding at January 28, 2006	1,464,486	$20.84
Granted	109,681	38.14
Exercised	(88,648)	18.34
Forfeited	(50,909)	23.32

Outstanding, October 28, 2006	1,434,610	$22.23	6.98	$22,884

Exercisable, October 28, 2006	820,740	$19.52	6.24	$15,312

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months and nine months ended October 28, 2006 and October 29, 2005 was $1.0 million, $2.4 million, $1.5 million and $6.5 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of October 28, 2006, are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	806,848	$13.11
Granted	109,681	16.44
Vested	(251,750)	13.07
Forfeited	(50,909)	13.58

Nonvested at October 28, 2006	613,870	13.69

As of October 28, 2006, there were $7.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 2.35 years.
Cash received from option exercises under all share-based payment arrangements for the three months and nine months ended October 28, 2006 and October 29, 2005 was $1.0 million, $1.1 million, $1.6 million and $5.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.3 million, $0.8 million, $0.5 million and $2.3 million for the three months and nine months ended October 28, 2006 and October 29, 2005, respectively.
Restricted Stock Incentive Plans
The 1996 Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock pursuant to the terms of the 2005 Plan to two new non-employee directors in Fiscal 2006 on substantially the same terms as the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Plan, Retainer Stock awards were made during Fiscal 2006 on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. For the nine months ended October 28, 2006 and October 29, 2005, the Company issued 3,022 shares and 2,465 shares, respectively, of Retainer Stock. There were no shares issued for the three months ended October 28, 2006 or October 29, 2005.
Also pursuant to the 1996 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. For Fiscal 2007, each outside director received restricted stock pursuant to the terms of the 2005 Plan valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. For the nine months ended October 28, 2006 and October 29, 2005, the Company issued 16,400 shares and 8,855 shares, respectively, of director restricted stock. There were no shares issued for the three months ended October 28, 2006 or October 29, 2005.
For the three months and nine months ended October 28, 2006 and October 29, 2005, the Company recognized $0.2 million, $0.1 million, $0.4 million and $0.3 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.1 million for the nine months ended October 29, 2005. The 36,764 shares were issued in April 2005.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Share-Based Compensation Plans, Continued
Under the 2005 Plan, the Company issued 165,334 shares of restricted stock in the three months ended October 28, 2006. These shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The Company issued 228,594 shares of restricted stock in the three months ended October 29, 2005. There were 4,011 shares forfeited in the nine months ended October 28, 2006 related to the restricted stock issued in Fiscal 2006. Of the 224,583 restricted shares issued in Fiscal 2006, 106,445 shares vest at the end of three years and 118,138 shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. During the three months ended October 28, 2006, 28,656 shares of restricted stock issued in Fiscal 2006 vested which includes 7,704 shares withheld to satisfy the minimum withholding requirement for federal taxes. The fair value of restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings for these shares was $0.6 million, $0.0, $1.8 million and $0.0 million for the three months and nine months ended October 28, 2006 and October 29, 2005, respectively.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 9,787 shares and 24,978 shares to employees for the three months ended October 28, 2006 and October 29, 2005, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (the “Department”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company estimates that the cost of conducting the RIFS and implementing the IRM will be in the range of $6.6 million to $6.8 million, net of insurance recoveries, $3.7 million of which the Company has already paid. In the course of preparing the RIFS, the Company has identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote.
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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $1.3 million to $5.6 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $5.7 million as of October 28, 2006, $5.4 million as of January 28, 2006 and $5.2 million as of October 29, 2005. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court stayed the remainder of the case. On March 15, 2006, the Court of Appeals affirmed the summary judgment in the Company’s favor. The trade secrets and other non-patent claims in the action remain unresolved.
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
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World Group, comprised of the Hat World, Lids, Hat Zone, Cap Connection, Lids Kids and Head Quarters retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear.
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

Three Months Ended		Underground		Johnston
October 28, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$184,391	$34,981	$77,503	$44,467	$22,905	$112	$364,359
Intercompany sales	-0-	-0-	-0-	-0-	(61)	-0-	(61)

Net sales to external customers	$184,391	$34,981	$77,503	$44,467	$22,844	$112	$364,298

Segment operating income (loss)	$25,260	$(631)	$7,710	$3,193	$2,326	$(7,396)	$30,462
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,083)	(1,083)

Earnings (loss) from operations	25,260	(631)	7,710	3,193	2,326	(8,479)	29,379
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,964)	(2,964)
Interest income	-0-	-0-	-0-	-0-	-0-	16	16

Earnings (loss) before income taxes from continuing operations	$25,260	$(631)	$7,710	$3,193	$2,326	$(11,427)	$26,431

Total assets	$243,565	$68,806	$287,191	$68,997	$27,118	$96,878	$792,555
Depreciation	4,133	1,160	2,640	730	16	1,433	10,112
Capital expenditures	9,549	1,057	6,953	2,556	12	1,019	21,146

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
October 29, 2005	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$153,109	$38,395	$68,330	$38,981	$17,548	$64	$316,427
Intercompany sales	-0-	-0-	-0-	-0-	(91)	-0-	(91)

Net sales to external customers	$153,109	$38,395	$68,330	$38,981	$17,457	$64	$316,336

Segment operating income (loss)	$21,551	$1,965	$7,615	$1,404	$1,781	$(6,030)	$28,286
Restructuring and other	-0-	-0-	-0-	-0-	-0-	789	789

Earnings (loss) from operations	21,551	1,965	7,615	1,404	1,781	(5,241)	29,075
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,871)	(2,871)
Interest income	-0-	-0-	-0-	-0-	-0-	202	202

Earnings (loss) before income taxes from continuing operations	$21,551	$1,965	$7,615	$1,404	$1,781	$(7,910)	$26,406

Total assets	$202,105	$65,897	$258,002	$63,123	$20,934	$105,644	$715,705
Depreciation	3,289	1,078	2,348	713	12	1,303	8,743
Capital expenditures	7,756	2,998	6,215	602	17	452	18,040

Nine Months Ended		Underground		Johnston
October 28, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$462,560	$105,854	$226,697	$130,414	$58,381	$333	$984,239
Intercompany sales	-0-	-0-	-0-	-0-	(622)	-0-	(622)

Net sales to external customers	$462,560	$105,854	$226,697	$130,414	$57,759	$333	$983,617

Segment operating income (loss)	$46,346	$27	$22,334	$8,500	$5,390	$(19,861)	$62,736
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,672)	(1,672)

Earnings (loss) from operations	46,346	27	22,334	8,500	5,390	(21,533)	61,064
Interest expense	-0-	-0-	-0-	-0-	-0-	(7,505)	(7,505)
Interest income	-0-	-0-	-0-	-0-	-0-	483	483

Earnings (loss) before income taxes from continuing operations	$46,346	$27	$22,334	$8,500	$5,390	$(28,555)	$54,042

Total assets	$243,565	$68,806	$287,191	$68,997	$27,118	$96,878	$792,555
Depreciation	11,780	3,395	7,758	2,138	45	4,173	29,289
Capital expenditures	25,502	3,847	19,009	5,021	39	4,141	57,559

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Nine Months Ended		Underground		Johnston
October 29, 2005	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$400,881	$110,417	$199,532	$121,497	$45,417	$197	$877,941
Intercompany sales	-0-	-0-	-0-	-0-	(352)	-0-	(352)

Net sales to external customers	$400,881	$110,417	$199,532	$121,497	$45,065	$197	$877,589

Segment operating income (loss)	$42,270	$3,900	$22,355	$6,352	$3,545	$(16,829)	$61,593
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,255)	(2,255)

Earnings (loss) from operations	42,270	3,900	22,355	6,352	3,545	(19,084)	59,338
Interest expense	-0-	-0-	-0-	-0-	-0-	(8,748)	(8,748)
Interest income	-0-	-0-	-0-	-0-	-0-	807	807

Earnings (loss) before income taxes from continuing operations	$42,270	$3,900	$22,355	$6,352	$3,545	$(27,025)	$51,397

Total assets	$202,105	$65,897	$258,002	$63,123	$20,934	$105,644	$715,705
Depreciation	9,753	3,009	6,721	2,131	34	3,982	25,630
Capital expenditures	16,163	5,515	16,331	1,807	89	1,279	41,184
Note 10
Subsequent Event
On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility effectively replaces the Company’s current $105.0 million revolving credit facility.
The material terms of the Credit Facility are as follows:
Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. Any swingline loans and letters of credit will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $100.0 million (in increments no less than $25.0 million) subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Restated Credit Agreement shall at no time exceed the lesser of the facility amount ($200 million or, if increased at the Company’s option, up to $300 million) or the “Borrowing Base”, which generally is based on 85% of eligible inventory plus 85% of eligible accounts receivable less applicable reserves.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Subsequent Event, Continued
Collateral
The loans and other obligations under the Credit Facility are secured by substantially all of the presently owned and hereafter acquired non-real estate assets of the Company and certain subsidiaries of the Company.
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on either:
•	a base rate generally defined as the sum of the prime rate of Bank of America, N.A. and an applicable margin.

•	a LIBO rate generally defined as the sum of LIBOR (as quoted on the British Banking Association Telerate Page 3750) and an applicable margin.
The initial applicable margin for base rate loans is 0.00%, and the initial applicable margin for LIBOR loans is 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the borrowing base over the outstanding credit extensions under the Credit Facility.
Interest on the Company’s borrowings is payable monthly in arrears for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans.
The Company is also required to pay a commitment fee on the difference between committed amounts and the aggregate amount (including the aggregate amount of letters of credit) of the credit extensions outstanding under the Credit Facility, which initially is 0.25% per annum, subject to adjustment in the same manner as the applicable margins for interest rates.
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and schedule payments of principal indebtedness) of 1.00 to 1.00.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Subsequent Event, Continued
In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments of other indebtedness and other matters customarily restricted in such agreements.
Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Adjusted Excess Availability fails to meet certain thresholds or there is an event of default under the Credit Facility.
Events of Default
The Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control.
Certain of the lenders under the Credit Facility or their affiliates have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company, its subsidiaries and certain of its affiliates, for which they receive customary fees and commissions.

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
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	Effects of any demand-related factors in the Holiday selling season.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable sales and expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to identify appropriate growth opportunities, including brand extensions, new concept launches, and acquisitions, and to execute its growth strategies.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 8 to the Condensed Consolidated Financial Statements.

•	Fluctuations in oil prices causing changes in gasoline and energy prices resulting in changes in consumer spending and utility and product costs.
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

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 1,901 retail footwear and headwear stores throughout the United States and Puerto Rico and 24 headwear stores in Canada as of October 28, 2006. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains; Hat World Group, comprised of the Hat World, Lids, Hat Zone, Cap Connection, Lids Kids and Head Quarters retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear.
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
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,700 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the first nine months of Fiscal 2007, ten Jarman stores were closed and three Jarman stores were converted to Underground Station stores. During Fiscal 2006, 13 Jarman stores were closed and two Jarman stores were converted to Underground Station stores.
The Hat World, Lids, Hat Zone, Cap Connection, Lids Kids and Head Quarters retail stores sell licensed and branded headwear to men and women primarily in the mid-teen to mid-20’s age group. These stores average approximately 750 square feet and are located in malls, airports, street level stores and factory outlet stores throughout the United States and in Canada.
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,350 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores located in factory outlet malls. These stores average approximately 2,400 square feet.

The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. The Dockers license agreement was renewed November 1, 2006. The Dockers license agreement, as amended, expires on December 31, 2009 with a Company option to renew through December 31, 2012, subject to certain conditions. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
Strategy
The Company’s strategy is to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to detect and respond quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities, tourist venues and college campuses, among other locations in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts. The Company will also consider acquisitions to supplement its organic growth.
Summary of Operating Results
The Company’s net sales increased 15.2% during the third quarter of Fiscal 2007 compared to the third quarter of Fiscal 2006. The increase was driven primarily by the addition of new stores, a 4% increase in comparable store sales and a 31% increase in Licensed Brands sales. Gross margin decreased slightly as a percentage of net sales during the third quarter of Fiscal 2007, primarily due to decreases related to promotional activity in the Hat World Group and increased markdowns in the Journeys Group and Underground Station Group businesses. Gross margin as a percentage of net sales also declined in the Licensed Brands business primarily due to changes in product mix. Selling and administrative expenses decreased as a percentage of net sales during the third quarter of Fiscal 2007 due to decreased expenses as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands businesses. Operating income decreased as a percentage of net sales during the third quarter of Fiscal 2007 primarily due to decreased operating income in the Underground Station Group and decreased operating income as a percentage of net sales in the Journeys and Hat World Group businesses, partially offset by an increase in operating income in the

Johnston & Murphy Group business. Operating margin for Licensed Brands was flat for the third quarter ended October 28, 2006.
Significant Developments
Amended Revolving Credit Facility
On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement, (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility effectively replaces the Company’s current $105.0 million revolving credit facility. The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. The loans and other obligations under the Credit Facility are secured by substantially all of the presently owned and hereafter acquired non-real estate assets of the Company and certain subsidiaries of the Company. Borrowings under the credit facility bear interest at a variable rate determined based upon the level of availability under the credit facility. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $20 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. For additional information, see Note 10 to the Condensed Consolidated Financial Statements.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in the third quarter of Fiscal 2007. The charge was primarily for retail store asset impairments and the lease termination of one Jarman store. The lease termination was the continuation of a plan previously announced by the Company in Fiscal 2004.
The Company recorded a pretax charge to earnings of $0.5 million ($0.3 million net of tax) in the second quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
The Company recorded a pretax credit to earnings of $0.8 million ($0.5 million net of tax) in the third quarter of Fiscal 2006. The credit was primarily for the recognition of a gain of $0.9 million associated with the conclusion of the settlement of a California employment class action more favorably than originally anticipated, when the charge associated with the settlement was originally taken in the first quarter of Fiscal 2006 (see Note 8), offset by a $0.1 million charge for retail store asset impairments and lease terminations of four Jarman stores.
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

Results of Operations — Third Quarter Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales in the third quarter ended October 28, 2006 increased 15.2% to $364.3 million from $316.3 million in the third quarter ended October 29, 2005. Gross margin increased 12.3% to $181.5 million in the third quarter this year from $161.5 million in the same period last year and decreased slightly as a percentage of net sales from 51.1% to 49.8%. Selling and administrative expenses in the third quarter this year increased 13.3% from the third quarter last year but decreased as a percentage of net sales from 42.1% to 41.4%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) of $26.4 million for the third quarter ended October 28, 2006 were flat compared to the same period last year. Pretax earnings for the third quarter ended October 28, 2006 included restructuring and other charges of $1.1 million ($0.7 million net of tax), primarily for retail store asset impairments and the lease termination of one Jarman store, representing the continuation of a plan previously announced by the Company in Fiscal 2004 to close or convert the remaining Jarman stores. Pretax earnings for the third quarter ended October 29, 2005 included a restructuring and other credit of $0.8 million, primarily due to a favorable adjustment to a litigation settlement in the third quarter, offset by retail store asset impairments and lease terminations of four Jarman stores.
Net earnings for the third quarter ended October 28, 2006 were $15.9 million ($0.62 diluted earnings per share) compared to $16.1 million ($0.61 diluted earnings per share) for the third quarter ended October 29, 2005. Net earnings for the third quarter ended October 28, 2006 included a $0.1 million ($0.00 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental costs. Net earnings for the third quarter ended October 29, 2005 included a $0.1 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental costs. The Company recorded an effective income tax rate of 39.6% in the third quarter this year compared to 38.5% in the same period last year.
Journeys Group

	Three Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$184,391	$153,109	20.4%
Operating income	$25,260	$21,551	17.2%
Operating margin	13.7%	14.1%
Net sales from Journeys Group increased 20.4% for the third quarter ended October 28, 2006 compared to the same period last year. The increase reflects primarily a 14% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 9% increase in comparable store sales. The comparable sales increase reflected an increase of 18% in footwear unit comparable sales, offset by a 6% decline in the average price per pair of shoes related to changes in product mix and increased markdowns. Unit sales increased 32% during the same period. Journeys Group operated 829 stores at the end of the third quarter of Fiscal 2007, including 68 Journeys Kidz stores and 10 Shi by Journeys stores, compared to 724 stores at the end of the third quarter last year, including 41 Journeys Kidz stores.
Journeys Group operating income for the third quarter ended October 28, 2006 increased 17.2% to $25.3 million compared to $21.6 million for the third quarter ended October 29, 2005. The increase was due to increased net sales and decreased expenses as a percentage of net sales, reflecting the strong comparable store sales increase of 9%.
Underground Station Group

	Three Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$34,981	$38,395	(8.9)%
Operating income (loss)	$(631)	$1,965	NM
Operating margin	(1.8)%	5.1%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 8.9% for the third quarter ended October 28, 2006 compared to the same period last year. Sales for Underground Station stores decreased 4% for the third quarter ended October 28, 2006. Sales for Jarman retail stores decreased 30% for the third quarter this year, reflecting a 32% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 11% for the Underground Station Group, 11% for Underground Station stores and 10% for Jarman retail stores. The decrease in comparable store sales was primarily due to weak demand for athletic shoes and what management believes was overall softness in the urban market. The average price per pair of shoes for Underground Station Group decreased 6% in the third quarter of Fiscal 2007, and unit sales decreased 1% during the same period. The average price per pair of shoes at Underground Station stores decreased 7% in the third quarter of Fiscal 2007, reflecting changes in product mix and increased markdowns, while unit sales increased 7%. Underground Station Group operated 229 stores at the end of the third quarter of Fiscal 2007, including 193 Underground Station stores, compared to 230 stores at the end of the third quarter last year, including 176 Underground Station stores.
Underground Station Group operating loss for the third quarter ended October 28, 2006 was $(0.6) million compared to operating income of $2.0 million in the third quarter ended October 29, 2005. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix and increased markdowns and to increased expenses as a percentage of net sales due to the negative leverage from the decline in comparable store sales as store related expenses grew faster than sales.

Hat World Group

	Three Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$77,503	$68,330	13.4%
Operating income	$7,710	$7,615	1.2%
Operating margin	9.9%	11.1%
Net sales from Hat World Group increased 13.4% for the third quarter ended October 28, 2006 compared to the same period last year, reflecting primarily a 15% increase in average stores operated. Hat World Group comparable store sales decreased 1% for the third quarter ended October 28, 2006. The comparable store sales were impacted by softness in the urban market and softer sales in NCAA headwear. This was partially offset by strength in core and fashion-oriented Major League Baseball products, as well as branded action and performance headwear. Hat World Group operated 718 stores at the end of the third quarter of Fiscal 2007, including 24 stores in Canada and three Lids Kids, compared to 621 stores at the end of the third quarter last year, including 18 stores in Canada.
Hat World Group operating income for the third quarter ended October 28, 2006 increased 1.2% to $7.7 million compared to $7.6 million for the third quarter ended October 29, 2005. The increase in operating income was primarily due to increased net sales offset by decreased gross margin as a percentage of net sales reflecting increased promotional activity.
Johnston & Murphy Group

	Three Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$44,467	$38,981	14.1%
Operating income	$3,193	$1,404	127.4%
Operating margin	7.2%	3.6%
Johnston & Murphy Group net sales increased 14.1% to $44.5 million for the third quarter ended October 28, 2006 from $39.0 million for the third quarter ended October 29, 2005, reflecting primarily a 6% increase in comparable store sales, a 4% increase in average retail stores operated and a 25% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 22% in the third quarter of Fiscal 2007 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 70.6% of Johnston & Murphy Group sales in the third quarter this year, down from 73.1% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 2% (flat in the Johnston and Murphy shops) in the third quarter this year, primarily due to changes in product mix, while footwear unit sales increased 9% during the same period. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2007 included 149 Johnston & Murphy shops and factory stores compared to 143 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2006.

Johnston & Murphy Group operating income for the third quarter ended October 28, 2006 more than doubled to $3.2 million compared to $1.4 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting improvement in the retail business due to lower markdowns and changes in product mix, and to decreased expenses as a percentage of net sales reflecting the strong comparable store sales increase and wholesale sales increase.
Licensed Brands

	Three Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$22,844	$17,457	30.9%
Operating income	$2,326	$1,781	30.6%
Operating margin	10.2%	10.2%
Licensed Brands’ net sales increased 30.9% to $22.8 million for the third quarter ended October 28, 2006, from $17.5 million for the third quarter ended October 29, 2005. The sales increase reflects the increase in sales of Dockers Footwear, which performed well at retail, combined with increased shelf space in existing accounts. Unit sales for Dockers Footwear increased 31% for the third quarter this year while the average price per pair of shoes decreased 2% compared to the same period last year.
Licensed Brands’ operating income for the third quarter ended October 28, 2006 increased 30.6% from $1.8 million for the third quarter ended October 29, 2005 to $2.3 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended October 28, 2006 were $8.5 million compared to $5.2 million for the third quarter ended October 29, 2005. Corporate expenses in the third quarter this year included share-based compensation and restricted stock expense of approximately $1.8 million and retail store asset impairments of $1.0 million. Last year’s third quarter results included restricted stock expense of $0.1 million and a credit of $0.8 million primarily from the settlement of a California employment class action more favorably than originally anticipated.
Interest expense increased 3.2% from $2.9 million in the third quarter ended October 29, 2005 to $3.0 million for the third quarter ended October 28, 2006, primarily due to increased revolver borrowings. There was an average of $30.4 million of revolver borrowings under the Company’s revolving credit facility during the three months ended October 28, 2006. There were no borrowings under the Company’s revolving credit facility during the three months ended October 29, 2005. Interest income decreased 92.1% from $0.2 million to $16,000 for the third quarter ended October 28, 2006 due to the decrease in average short-term investments.
Results of Operations — Nine Months Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales in the nine months ended October 28, 2006 increased 12.1% to $983.6 million from $877.6 million in the nine months ended October 29, 2005. Gross margin increased

11.0% to $496.2 million in the nine months ended October 28, 2006 from $447.0 million in the nine months ended October 29, 2005 and decreased as a percentage of net sales from 50.9% to 50.4%. Selling and administrative expenses in the nine months ended October 28, 2006 increased 12.5% from the nine months ended October 29, 2005 and increased as a percentage of net sales from 43.9% to 44.1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the nine months ended October 28, 2006 were $54.0 million compared to $51.4 million for the nine months ended October 29, 2005. Pretax earnings for the nine months ended October 28, 2006 included restructuring and other charges of $1.7 million, primarily for retail store asset impairments and lease terminations of ten Jarman stores. These lease terminations were the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for the nine months ended October 29, 2005 included restructuring and other charges of $2.3 million, primarily $1.7 million for an anticipated settlement of a previously announced class action lawsuit (see Note 8), retail store asset impairments and lease terminations of eight Jarman stores.
Net earnings for the nine months ended October 28, 2006 were $32.3 million ($1.25 diluted earnings per share) compared to $31.4 million ($1.22 diluted earnings per share) for the nine months ended October 29, 2005. Net earnings for the nine months ended October 28, 2006 included a $0.3 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental costs. The Company recorded an effective income tax rate of 39.7% for the nine months ended October 28, 2006 compared to 38.8% in the same period last year. This year’s income tax expense includes a $0.2 million adjustment relating to changes in state tax laws.
Journeys Group

	Nine Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$462,560	$400,881	15.4%
Operating income	$46,346	$42,270	9.6%
Operating margin	10.0%	10.5%
Net sales from Journeys Group increased 15.4% for the nine months ended October 28, 2006 compared to the same period last year. The increase reflects primarily a 13% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) and an increase in comparable store sales of 5% for the nine months ended October 28, 2006. Unit sales increased 22% for the nine months ended October 28, 2006 while the average price per pair of shoes decreased 4% during the same period.
Journeys Group operating income for the nine months ended October 28, 2006 increased 9.6% to $46.3 million compared to $42.3 million for the nine months ended October 29, 2005. The increase was due to increased net sales partially offset by decreased gross margin as a percentage of net sales, reflecting changes in product mix.
Underground Station Group

	Nine Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$105,854	$110,417	(4.1)%
Operating income	$27	$3,900	(99.3)%
Operating margin	0.0%	3.5%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 4.1% for the nine months ended October 28, 2006 compared to the same period last year. Sales for Underground Station stores increased 2% for the nine months ended October 28, 2006. Sales for Jarman retail stores decreased 27% for the nine months ended this year, reflecting a 25% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 7% for the Underground Station Group, 6% for Underground Station stores and 10% for Jarman retail stores. The average price per pair of shoes for Underground Station Group decreased 2% in the first nine months of Fiscal 2007, and unit sales decreased 4% during the same period. The average price per pair of shoes at Underground Station stores decreased 3% in the first nine months of Fiscal 2007, while unit sales increased 4%.
Underground Station Group operating income for the nine months ended October 28, 2006 decreased 99.3% to $27,000 compared to $3.9 million in the first nine months ended October 29, 2005. The decrease was due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales due to the negative leverage from negative comparable store sales as store related expenses grew faster than sales.
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
Hat World Group

	Nine Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$226,697	$199,532	13.6%
Operating income	$22,334	$22,355	(0.1)%
Operating margin	9.9%	11.2%

Net sales from Hat World Group increased 13.6% for the nine months ended October 28, 2006 compared to the same period last year, reflecting primarily a 16% increase in average stores operated. Hat World Group comparable store sales were flat for the nine months ended October 28, 2006.
Hat World Group operating income for the nine months ended October 28, 2006 decreased 0.1% to $22.3 million compared to $22.4 million for the nine months ended October 29, 2005. The decrease in operating income was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and to increased expenses as a percentage of net sales resulting from negative leverage due to flat comparable store sales, as store related expenses grew faster than the sales increase.
Johnston & Murphy Group

	Nine Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$130,414	$121,497	7.3%
Operating income	$8,500	$6,352	33.8%
Operating margin	6.5%	5.2%
Johnston & Murphy Group net sales increased 7.3% to $130.4 million for the nine months ended October 28, 2006 from $121.5 million for the nine months ended October 29, 2005, reflecting primarily a 15% increase in Johnston & Murphy wholesale sales and a 2% increase in comparable store sales for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 13% in the first nine months of Fiscal 2007 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 72.6% of Johnston & Murphy segment sales in the nine months this year, down from 74.3% in the first nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 2% (2% in the Johnston and Murphy shops) in the first nine months this year, primarily due to changes in product mix, while footwear unit sales increased 4% during the same period.
Johnston & Murphy Group operating income for the nine months ended October 28, 2006 increased 33.8% to $8.5 million compared to $6.4 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, primarily due to lower markdowns in the retail business and improvement in the wholesale business due to shipments of less off-priced product, and to decreased expenses as a percentage of net sales.

Licensed Brands

	Nine Months Ended
	October 28,	October 29,	%
	2006	2005	Change
	(dollars in thousands)
Net sales	$57,759	$45,065	28.2%
Operating income	$5,390	$3,545	52.0%
Operating margin	9.3%	7.9%
Licensed Brands’ net sales increased 28.2% to $57.8 million for the nine months ended October 28, 2006, from $45.1 million for the nine months ended October 29, 2005. The sales increase reflects the increase in sales of Dockers Footwear, including replenishment sales of Dockers products, in particular the proStyle® and Stain Defender® footwear, which performed well at retail. Dockers’ sales increase also reflected sell-in related to increasing shelf space in existing accounts. Unit sales for Dockers Footwear increased 27% for the nine months ended October 28, 2006 and the average price per pair of shoes was flat compared to the nine months ended October 29, 2005.
Licensed Brands’ operating income for the nine months ended October 28, 2006 increased 52.0% from $3.5 million for the nine months ended October 29, 2005 to $5.4 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the nine months ended October 28, 2006 were $21.5 million compared to $19.1 million for the nine months ended October 29, 2005. Corporate expenses in the nine months ended October 28, 2006 included share-based compensation and restricted stock expense of approximately $5.3 million partially offset by decreased bonus accruals this year. The nine months ended October 29, 2005 results included restricted stock expense of $0.3 million.
Interest expense decreased 14.2% from $8.7 million in the nine months ended October 29, 2005 to $7.5 million for the nine months ended October 28, 2006, primarily due to the decrease in the term loan outstanding from $65 million at the end of the nine months last year to $20 million at the end of the nine months this year. There was an average of $11.1 million of revolver borrowings under the Company’s revolving credit facility during the nine months ended October 28, 2006. There were no borrowings under the Company’s revolving credit facility during the nine months ended October 29, 2005. Interest income decreased 40.1% to $0.5 million for the nine months ended October 28, 2006 from $0.8 million for the nine months ended October 29, 2005, primarily due to the decrease in average short-term investments.
The nine months ended October 28, 2006 included $1.7 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations of ten Jarman stores. The nine months ended October 29, 2005 included $2.3 million in restructuring and other charges, primarily for settlement of a California employment class action, retail store asset impairments and lease terminations of eight Jarman stores.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 28,	January 28,	October 29,
	2006	2006	2005
		(dollars in millions)
Cash and cash equivalents	$18.6	$60.5	$33.4
Working capital	$222.0	$185.0	$196.3
Long-term debt	$158.3	$106.3	$151.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $13.9 million in the first nine months of Fiscal 2007 compared to cash provided by operating activities of $14.2 million in the first nine months of Fiscal 2006. The $28.1 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in inventory and other accrued liabilities of $28.1 million and $16.5 million, respectively, offset by an increase in cash flow from changes in accounts payable of $9.2 million and share-based compensation of $4.8 million. The $28.1 million decrease in cash flow from inventory was due to seasonal increases in retail inventory and growth in our retail businesses to support the net increase of 152 stores in the first nine months of Fiscal 2007 versus 100 stores in the first nine months of Fiscal 2006. The $16.5 million decrease in cash flow from other accrued liabilities was due to a $16.4 million increase in income taxes paid for the first nine months this year compared to the same period last year and increased bonus payments. The $9.2 million increase in cash flow from accounts payable was due to changes in buying patterns and increased inventory purchases.
The $113.7 million increase in inventories at October 28, 2006 from January 28, 2006 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 152 stores in the first nine months this year.
Accounts receivable at October 28, 2006 increased $3.5 million compared to January 28, 2006 due primarily to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Accounts payable	$54,455	$45,274
Accrued liabilities	(19,614)	(3,151)

	$34,841	$42,123

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns and payment terms negotiated with individual vendors and increased inventory purchases. The change in cash provided due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to increased tax payments and bonus payments in the first nine months of Fiscal 2007.
There was an average of $11.1 million of revolving credit borrowings during the first nine months ended October 28, 2006 and no revolving credit borrowings during the first nine months ended October 29, 2005, as cash generated from operations and cash on hand funded most of the seasonal working capital requirements and capital expenditures for the first nine months of Fiscal 2007.
The Company’s contractual obligations over the next five years have increased from January 28, 2006. Long-term debt increased to $158 million from $106 million due to increased revolver borrowings as a result of stock repurchases. Operating lease obligations increased to $984 million from $843 million due to new store openings.
Capital Expenditures
Total capital expenditures in Fiscal 2007 are expected to be approximately $67.9 million. These include expected retail capital expenditures of $61.5 million to open approximately 61 Journeys stores, 24 Journeys Kidz stores, 12 Shi by Journeys stores, 13 Johnston & Murphy shops and factory stores, 11 Underground Station stores and 101 Hat World stores and to complete 119 major store renovations, including three conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2007 for other purposes is expected to be approximately $6.4 million, including approximately $1.1 million for new systems to improve customer service and support the Company’s growth.
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
The Company’s board of directors authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock under a series of authorizations in Fiscal 1999-2003. Purchases were funded from available cash and borrowings under the revolving credit facility. The Company repurchased 7.1 million shares at a cost of $72.1 million under those authorizations. In June 2006, the board authorized an additional $20 million in stock repurchases. In August 2006, the board authorized an additional $30 million in stock repurchases. The Company repurchased 629,400 shares at a cost of $18.5 million during the third quarter of Fiscal 2007, leaving $18.7 million remaining to be repurchased under these authorizations as of October 28, 2006. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million at an average price of $12.66 per share from all authorizations as of October 28, 2006.
There were $11.0 million of letters of credit outstanding and $52.0 million revolver borrowings outstanding under the revolving credit facility at October 28, 2006, leaving availability under the revolving credit facility of $42.0 million. The revolving credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and lease adjusted debt to EBITDAR ratios. The Company was in compliance with these financial covenants at October 28, 2006.
The Company’s revolving credit agreement restricts the payment of dividends and other payments with respect to common stock, including repurchases. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $256,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.6 million in the first nine months of Fiscal 2007, $0.8 million reflected in Fiscal 2006 and $0.9 million reflected in Fiscal 2005. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.3 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company’s $20.0 million outstanding under the term loan bears interest according to a pricing grid providing margins over LIBOR or Alternate Base Rate. The Company entered into three separate interest rate swap agreements as a means of managing its interest rate exposure on the original term loan. The notional amount of the one remaining swap agreement is $20.0 million. At October 28, 2006, the net gain on this interest rate swap was $0.1 million.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 28, 2006. As a result, the Company considers the interest rate market risk implicit in these investments at October 28, 2006 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At October 28, 2006, the Company had $7.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at October 28, 2006 was $2,000 based on current spot rates. As of October 28, 2006, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.8 million.
Accounts Receivable – The Company’s accounts receivable balance at October 28, 2006 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers accounted for 12% and 11%, respectively, of the Company’s trade accounts receivable balance as of October 28, 2006 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of October 28, 2006. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at October 28, 2006, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2007 would not be material.
New Accounting Principles
On January 29, 2006, the Company adopted SFAS No.123(R) using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended October 28, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. SFAS No. 123(R) requires the Company to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the nine months ended October 28, 2006 and October 29, 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for the three months and nine months ended October 28, 2006 were $1.1 million, $0.7 million, $0.7 million, $3.2 million, $2.7 million and $2.7 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months and nine months ended October 28, 2006 was $0.03, $0.03, $0.12 and $0.10, respectively.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 158,” Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 (fiscal year 2007 for the Company). SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 (fiscal year 2009 for the Company). The Company does not believe the adoption of SFAS No. 158 will have a material impact on the Company’s results of operations or financial position.
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

Based on their evaluation as of October 28, 2006, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or Units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units	per Share (or	Plans or	or Programs (1)
Period	Purchased	Unit)	Programs	(in thousands)
August 2006
7-30-06 to 8-26-06	65,000	$27.24	65,000	$5,455

September 2006
8-27-06 to 9-23-06	463,700	$28.38	463,700	$22,296

October 2006
9-24-06 to 10-28-06	100,700	$35.30	100,700	$18,741
10-25-06(2)	7,704	$37.72	-0-	-0-

(1)	The Company’s Board of Directors authorized the repurchase, from time to time, of up to 7.5 million shares of the Company’s common stock under a series of authorizations in Fiscal 1999 — 2003. The Company repurchased 7.1 million shares at a cost of $72.1 million under those authorizations. On June 28, 2006, the Company’s Board of Directors authorized an additional $20.0 million in stock repurchases. On August 30, 2006, the Board of Directors authorized an additional $30.0 million in stock repurchases. As of October 28, 2006, the Company had repurchased and retired a total of 8.2 million shares of common stock at an aggregate cost of approximately $103.4 million.

(2)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.

Item 6. Exhibits
Exhibits
(10.1)	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc.*

(10.2)	Amended and Restated Credit agreement, dated as of December 1, 2006, by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 5, 2006 (File No. 1-3083).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Genesco Inc.
/s/ James S. Gulmi
James S. Gulmi
Chief Financial Officer
December 7, 2006