Form 10-K
period 2007-02-03
GENESCO INC
filed 2007-04-04
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 3, 2007

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
Portion of Genesco’s Annual Report to Shareholders for the fiscal year ended February 3, 2007 are incorporated into Part II by reference. Portions of the proxy statement for the June 27, 2007 annual meeting of shareholders are incorporated into Part III by reference.
Common Shares Outstanding March 23, 2007 – 22,748,770 The aggregate market value of common stock held by nonaffiliates of the registrant as of July 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $600,000,000. The market value calculation was determined using a per share price of $26.25, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

PART I
ITEM 1, BUSINESS
General
Genesco is a leading retailer of branded footwear and licensed and branded headwear and a wholesaler of branded footwear, with net sales for Fiscal 2007 of $1.5 billion. During Fiscal 2007, the Company operated five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers ® footwear, sourced and marketed under a license from Levi Strauss & Company. On April 1, 2004, the Company acquired Hat World Corporation, a leading retailer of licensed and branded headwear. On July 1, 2004, the Company acquired Cap Connection Ltd., a retailer of licensed and branded headwear in Canada. On January 11, 2007, the Company acquired Hat Shack, Inc., a retailer of licensed and branded headwear.
At February 3, 2007, the Company operated 2,009 retail footwear and headwear stores throughout the United States and Puerto Rico including 26 headwear stores in Canada. It currently plans to open a total of 251 to 261 new retail stores in Fiscal 2008. At February 3, 2007, Journeys Group operated 853 stores, including 73 Journeys Kidz and 12 Shi by Journeys; Underground Station Group operated 223 stores, including 193 Underground Station stores; Hat World Group operated 785 stores, including 26 Canadian stores, 49 Hat Shack stores and three Lids Kids stores, and Johnston & Murphy Group operated 148 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007
Retail Footwear and Headwear Stores and Leased Departments
Beginning of year	908	991	1,046	1,618	1,773
Opened during year	97	80	120	193	224
Acquired during year	-0-	-0-	503	-0-	49
Closed during year	(14)	(25)	(51)	(38)	(37)

End of year	991	1,046	1,618	1,773	2,009

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2007”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 3, 2007). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information
The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is http://www.genesco.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 48% of the Company’s net sales in Fiscal 2007. Operating income attributable to Journeys was $83.8 million in Fiscal 2007, with an operating margin of 12.0%. The Company believes that its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys Group.
At February 3, 2007, Journeys Group operated 853 stores, including 73 Journeys Kidz stores and 12 Shi by Journeys stores, averaging approximately 1,775 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women and children.
Journeys Group added 92 net new stores in Fiscal 2007 including 23 net new Journeys Kidz stores and 11 new Shi by Journeys stores and comparable store sales were up 6% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including leading brand names such as Vans, Converse, Puma, Etnies and adidas. The Journeys Kidz retail footwear stores sell footwear primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories targeting fashionable women in their early 20’s to mid 30’s. From a base of 665 Journeys Group stores at the end of Fiscal 2004, the Company opened 30 net new Journeys Group stores in Fiscal 2005, 66 net new stores in Fiscal 2006 and 92 net new stores in Fiscal 2007 and plans to open 125 to 135 net new Journeys Group stores in Fiscal 2008.

Underground Station Group
The Underground Station Group segment, including Underground Station and Jarman retail stores, accounted for approximately 11% of the Company’s net sales in Fiscal 2007. Operating income attributable to Underground Station Group was $3.8 million in Fiscal 2007, with an operating margin of 2.5%.
At February 3, 2007, Underground Station Group operated 223 stores, including 193 Underground Station stores, averaging approximately 1,725 square feet, throughout the United States, selling footwear and accessories primarily for men and women.
Underground Station stores are located primarily in urban markets. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest. For Fiscal 2007, most of the footwear sold in Underground Station stores was branded merchandise, including leading brand names such as Timberland, Puma, Phat Farm, Diesel and adidas, with the remainder made up of private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened 13 net new Underground Station stores in Fiscal 2007 and closed 19 Jarman stores, leaving the total number of Underground Station/Jarman stores at 223. The 13 net new Underground Station stores included three conversions of Jarman stores to Underground Station stores. The Company plans to open up to eight net new Underground Station stores in Fiscal 2008 and close approximately seven Jarman stores. The Company has previously announced its intentions eventually to close the remaining Jarman stores or to convert them into Underground Station stores. For additional information, including with respect to the planned closing or conversion of the Company’s Jarman stores, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements, included in Item 8.
Hat World Group
The Hat World Group segment, including Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail stores and internet sales, accounted for approximately 23% of the Company’s net sales in Fiscal 2007. Operating income attributable to Hat World was $41.4 million in Fiscal 2007, with an operating margin of 12.1%.
At February 3, 2007, Hat World Group operated 785 stores, averaging approximately 750 square feet, throughout the United States, Puerto Rico and Canada. Hat World Group added 144 net new stores in Fiscal 2007, which includes 49 Hat Shack stores acquired in January 2007, and plans to open approximately 99 net new stores in Fiscal 2008.
The core adult stores, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the early-teens to mid-20’s age group. The new Lids Kids stores, three of which were open at the end of Fiscal 2007, are located in malls and target toddlers to ten year olds. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 13% of the Company’s net sales in Fiscal 2007. Operating income attributable to Johnston & Murphy was $15.3 million in Fiscal 2007, with an operating margin of 8.2%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 96% of the group’s retail sales are of Johnston & Murphy branded products.

Johnston & Murphy Retail Operations. At February 3, 2007, Johnston & Murphy operated 148 retail shops and factory stores throughout the United States averaging approximately 1,625 square feet and selling footwear and accessories for men. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Johnston & Murphy stores target male business and professional consumers. Retail prices for Johnston & Murphy footwear generally range from $100 to $300. Casual and dress casual footwear accounted for 38% of total Johnston & Murphy retail sales in Fiscal 2007, with the balance consisting of dress shoes and accessories.
Johnston & Murphy Wholesale Operations. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100-$200.
Licensed Brands
The Licensed Brands segment accounted for approximately 5% of the Company’s net sales in Fiscal 2007. Operating income attributable to Licensed Brands was $6.8 million in Fiscal 2007, with an operating margin of 8.6%. Substantially all of the Licensed Brands sales are of footwear marketed under the Dockers brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $80.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in China, Italy, Mexico, Brazil, Indonesia, Taiwan, India and Portugal. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.
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

Trademarks and Licenses
The Company owns its Johnston & Murphy brand through a wholly-owned subsidiary. The Dockers brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico. The Dockers license agreement, as amended, expires on December 31, 2009, with an option to renew through December 31, 2012. Net sales of Dockers products were $77 million in Fiscal 2007 and $58 million in Fiscal 2006. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2007.
Wholesale Backlog
Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 3, 2007, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $31.4 million, compared to approximately $20.3 million on February 25, 2006. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 12,750 employees at February 3, 2007, approximately 120 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees and approximately 7,150 of the Company’s employees were part-time.
Properties
At February 3, 2007, the Company operated 2,009 retail footwear and headwear stores throughout the United States, Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
The Company operates four distribution centers (three of which are owned and one of which is leased) aggregating approximately 800,000 square feet. Three of the facilities are located in Tennessee and one in Indiana. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 77% of a 295,000 square foot building. The offices of the Company’s headwear operations, which are leased, are in a 43,000 square foot building in Indianapolis, Indiana.
The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis office expires in May 2015 and the lease on the Edmonton office expires in June 2007. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

Environmental Matters
The Company’s former manufacturing operations and the sites of those operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See “Item 3, Legal Proceedings.”
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
Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns. Reduced demand may also require increased selling and promotional expenses.

Our business involves a degree of fashion risk.
Certain of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion or in consumer taste. Our ability to achieve our performance goals for fiscal 2008 in particular depends in part on the success of our efforts to remerchandise and reposition our Underground Station business, which serves a particularly fashion-sensitive market segment. Failure to continue to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.
Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.
Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the United States. These uncertainties may include a global economy slowdown, changes in consumer spending or travel, the increase in gasoline and natural gas prices, and the economic consequences of military action or terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition. Demand can also be influenced by other factors beyond our control. For example, Hat World’s sales have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other season interruptions, as well as by the performance and reputation of certain key teams.
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
We do not manufacture any of the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consist of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat business is dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors.
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
A significant amount of the inventory we sell is imported from the People’s Republic of China, which has in recent years been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.
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
As part of our growth strategy, we intend to continue to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. We increased our net store base by 572 in Fiscal 2005, 155 in Fiscal 2006 and 236 in Fiscal 2007, and currently plan to increase our net store base by approximately 233 to 243 stores in Fiscal 2008. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
•	our ability to identify suitable markets and individual store sites within those markets;

•	the competition for suitable store sites;

•	our ability to negotiate favorable lease terms for new stores and renewals (including rent and other costs) with landlords;

•	our ability to obtain governmental and other third-party consents, permits and licenses needed to construct and operate our stores;

•	the ability to build and remodel stores on schedule and at acceptable cost;

•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;

•	the availability of adequate management and financial resources to manage an increased number of stores;

•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and

•	our ability to attract customers and generate sales sufficient to operate new stores profitably.
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
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•	the timing of new store openings and renewals;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.
A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	consumer trends, such as less disposable income due the impact of higher gasoline prices;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.
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
Any acquisitions we make or new businesses we launch involve a degree of risk.
We have in the past, and may in the future, engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisitions. We may also incur significant costs in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.
ITEM 1B, UNRESOLVED STAFF COMMENTS
None.
ITEM 2, PROPERTIES
See Item 1, Business — Properties.
ITEM 3, LEGAL PROCEEDINGS
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this Item. The United States Environmental Protection Agency, which has assumed primary regulatory responsibility for the site from NYSDEC, adopted a Proposed Remedial Action Plan (“PRAP”) in February 2007. The PRAP, which is subject to modification, recommends a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.

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
In December 2005, the U.S. Environmental Protection Agency (“EPA”) notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in New York State. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company has joined a joint defense group with other tannery PRP’s with respect to one of the two sites. The joint defense group has developed an estimated cost of remediation for the site and proposed an allocation of liabilities among the PRP’s that, if accepted, is estimated to result in liability to the Company of approximately $100,000 with respect to the site. There is no assurance that the proposed allocation will be accepted or that the actual cost of remediation will not exceed the estimate. While the Company presently cannot predict with assurance its liability, if any, with respect to the second site associated with the glue manufacturer’s waste disposal, it does not presently expect that its aggregate exposure with respect to the two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $1.4 million to $5.9 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $5.8 million as of February 3, 2007 and $5.4 million as of January 28, 2006. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court stayed the remainder of the case. On March 15, 2006, the Court of Appeals affirmed the summary judgment in the Company’s favor. In December 2006, the Company and the plaintiffs settled all remaining claims in the action, which was then dismissed.
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
ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2007.
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
Hal N. Pennington, 69, Chairman and Chief Executive Officer. Mr. Pennington has served in various roles during his 45 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 1999. Mr. Pennington was named president of the Company as of November 2000. Mr. Pennington was named chief executive officer of the Company as of April 2002. Mr. Pennington was named chairman as of October 2004.
Robert J. Dennis, 53, President and Chief Operating Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s newly acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was a partner with McKinsey and Company, an international consulting firm, from 1984 to 1997.
James S. Gulmi, 61, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996.

James C. Estepa, 55, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Jarman and Underground Station.
Jonathan D. Caplan, 53, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
Kenneth J. Kocher, 41, Senior Vice President. Mr. Kocher was named senior vice president in October 2006 in addition to continuing his role as president of Hat World. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
John W. Clinard, 59, Senior Vice President — Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 35 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000. He was named senior vice president administration and human resources in October 2006.
Roger G. Sisson, 43, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.
Mimi Eckel Vaughn, 40, Senior Vice President, Strategy and Business Development. Ms. Vaughn joined the Company in 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta. Prior to joining McKinsey, she held various corporate finance positions at Goldman, Sachs & Co., Wasserstein Perella & Co. Inc. and Drexel Burnham Lambert.

Matthew N. Johnson, 42, Vice President Finance and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.
Paul D. Williams, 52, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

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
Fiscal Year ended January 28

		High	Low
2006	1st Quarter	$31.50	$25.16
	2nd Quarter	41.10	25.80
	3rd Quarter	40.27	33.41
	4th Quarter	42.89	35.61
Fiscal Year ended February 3

High	Low

2007	1st Quarter	$42.60	$37.33
	2nd Quarter	43.72	25.50
	3rd Quarter	38.73	26.05
	4th Quarter	42.15	35.46
There were approximately 4,900 common shareholders of record on March 22, 2007.
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Item 7 and Notes 6 and 8 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs” for information regarding restrictions on dividends and redemptions of capital stock.

The following table provides information relating to the Company’s repurchase of common stock for the fourth quarter of Fiscal 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or Units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units	per Share (or	Plans or	or Programs (1)
Period	Purchased	Unit)	Programs	(in thousands)
November 2006
10-29-06 to 11-25-06	-0-	-0-	-0-	$18,741
December 2006
11-26-06 to 12-30-06	-0-	-0-	-0-	$18,741
12-21-06(2)	244	$38.54	-0-	-0-
January 2007
12-31-06 to 2-3-07	-0-	-0-	-0-	$18,741

(1)	In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 3, 2007.

(2)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.
Stock Performance Graph
Refer to the Company’s 2007 Annual Report to Shareholders which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2007	2006	2005	2004	2003

Results of Operations Data
Net sales	$1,460,478	$1,283,876	$1,112,681	$837,379	$828,307
Depreciation	40,306	34,622	31,266	24,607	21,788
Earnings from operations	121,045	112,827	88,064	51,649	66,279
Earnings before income taxes from continuing operations	111,118	102,470	77,102	44,360	58,409
Earnings from continuing operations	68,247	62,626	48,460	29,025	36,192
(Provision for) earnings from discontinued operations, net	(601)	60	(211)	(888)	(165)

Net earnings	$67,646	$62,686	$48,249	$28,137	$36,027

Per Common Share Data
Earnings from continuing operations
Basic	$3.00	$2.73	$2.19	$1.32	$1.65
Diluted	2.61	2.38	1.92	1.24	1.46
Discontinued operations
Basic	(.02)	.01	(.01)	(.04)	(.01)
Diluted	(.02)	.00	(.01)	(.04)	.00
Net earnings
Basic	2.98	2.74	2.18	1.28	1.64
Diluted	2.59	2.38	1.91	1.20	1.46

Balance Sheet Data
Total assets	$729,373	$686,118	$635,571	$448,313	$437,856
Long-term debt	109,250	106,250	161,250	86,250	103,245
Non-redeemable preferred stock	6,602	6,695	7,474	7,580	7,599
Common shareholders’ equity	398,624	342,056	264,591	204,665	172,420
Capital expenditures	73,287	56,946	39,480	22,540	40,332

Financial Statistics
Earnings from operations as a percent of net sales	8.3%	8.8%	7.9%	6.2%	8.0%
Book value per share (common shareholders’ equity divided by common shares outstanding)	$17.53	$14.71	$11.79	$9.42	$7.93
Working capital	$200,330	$184,986	$176,245	$197,569	$183,652
Current ratio	2.5	2.2	2.4	3.4	3.3
Percent long-term debt to total capitalization	21.2%	23.4%	37.2%	28.9%	36.4%

Other Data (End of Year)
Number of retail outlets*	2,009	1,773	1,618	1,046	991
Number of employees**	12,750	11,100	9,600	6,200	5,700

*	Includes 49 Hat Shack stores acquired January 11, 2007, 486 Hat World stores in Fiscal 2005 acquired April 1, 2004 and 17 Cap Connection stores acquired July 1, 2004. See Note 2 to the Consolidated Financial Statements.

**	Includes the addition of over 2,800 Hat World employees in Fiscal 2005 due to the acquisition.
Reflected in earnings from continuing operations for Fiscal 2007, 2006, 2005, 2004 and 2003 were restructuring and other charges of $1.1 million, $2.3 million, $1.2 million, $1.9 million and $2.8 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2005 was a favorable tax settlement of $0.5 million and for Fiscal 2005 and Fiscal 2004 were tax benefits of $0.2 million and $1.1 million, respectively, resulting from the reversal of previously accrued income taxes. See Note 9 to the Consolidated Financial Statements for additional information regarding these charges
Long-term debt includes current obligations. In December 2006, the Company entered into an amended and restated credit agreement in the aggregate principal amount of $200.0 million. In April 2004, the Company entered into a credit facility totaling $175.0 million. Included in the facility was a $100.0 million term loan used to fund a portion of the Hat World acquisition. In June 2003, the Company issued $86.3 million of 4 1/8% convertible subordinated debentures due 2023. The Company used the proceeds plus additional cash to pay off $103.2 million of its 5 1/2% convertible subordinated notes which resulted in a $2.6 million loss on the early retirement of debt reflected in earnings from continuing operations for Fiscal 2004. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,009 retail footwear and headwear stores throughout the United States and Puerto Rico including 26 headwear stores in Canada as of February 3, 2007. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,800 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 1,950 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,725 square feet. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During Fiscal 2007, 16 Jarman stores were closed and three Jarman stores were converted to Underground Station stores. During Fiscal 2006, 13 Jarman stores were closed and two Jarman stores were converted to Underground Station stores.
The Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. These locations average approximately 750 square feet and are primarily in malls, airports, street level stores and factory outlet stores throughout the United States, Puerto Rico and in Canada.
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,350 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores located in factory outlet malls. These stores average approximately 2,425 square feet.
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
Strategy
The Company’s strategy is to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” above. Generally, the Company attempts to develop strategies to mitigate all the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices, may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts. The Company has also made and will continue to consider acquisitions to supplement its organic growth.
Summary of Operating Results
The Company’s net sales increased 13.8% during Fiscal 2007 compared to the prior year. The increase was driven primarily by the addition of new stores, a 2% increase in comparable store sales, a 34% increase in Licensed Brands sales and a 14% increase in Johnston & Murphy wholesale sales. Gross margin decreased slightly as a percentage of net sales during Fiscal 2007, primarily due to increased promotional activity in the Hat World Group and increased markdowns in the Journeys Group and Underground Station Group businesses, and off priced sales in one product line in the Licensed Brands business. Selling and administrative expenses decreased slightly as a percentage of net sales during Fiscal 2007 due to decreased expenses as a percentage of net sales in Journeys Group, Hat World Group, Johnston & Murphy Group and Licensed Brands. Operating income decreased as a percentage of net sales during Fiscal 2007 primarily due to decreased operating income in the Underground Station Group and decreased operating income as a percentage of net sales in the Journeys Group and Hat World Group businesses, partially offset by an increase in operating income in the Johnston & Murphy Group and Licensed Brands businesses.
Significant Developments
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc. for a purchase price of $16.6 million plus debt assumed of $2.2 million, after preliminary closing adjustments anticipated in the purchase agreement, funded from cash on hand. As of February 3, 2007, there were 49 Hat Shack retail headwear stores located primarily in the southeastern United States.
Amended Revolving Credit Facility
On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement, (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility replaced the Company’s $105.0 million revolving credit facility. The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. The loans and other obligations under the Credit Facility are secured by substantially all of the presently owned and hereafter acquired non-real estate assets of the Company and certain subsidiaries of the Company. Borrowings under the Credit Facility bear interest at a variable rate determined based upon the level of availability under the Credit Facility. If availability under the Credit Facility falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability under the Credit Facility falls below $20.0 million and the Company’s fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) is less than 1.0 to 1.0, the Company would be in default. For additional information, see Note 6 to the Consolidated Financial Statements.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap

Connection Ltd., a 17 store Canadian specialty retailer of headwear. The purchase price for the Cap Connection business was approximately $1.7 million.
Hat World Acquisition
On April 1, 2004, the Company completed the acquisition of Hat World, a leading specialty retailer of licensed and branded headwear operating under the Hat World, Lids and Hat Zone names, for a total purchase price of approximately $179 million, including adjustments for $12.6 million of net cash acquired, a $1.2 million subsequent working capital adjustment and direct acquisition expenses of $2.8 million. The Company funded the acquisition and associated expenses with a $100.0 million, five-year term loan and the balance from cash on hand. The term loan was paid off in Fiscal 2007.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of thirteen Jarman stores. These lease terminations are the continuation of a plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.
The Company recorded a pretax charge to earnings of $1.2 million ($0.8 million net of tax) in Fiscal 2005. The charge included $1.8 million for lease terminations of 20 Jarman stores and retail store asset impairments offset by the recognition of a $0.6 million gain on the curtailment of the Company’s defined benefit pension plan.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was a gain of $9.5 million for Fiscal 2007 compared to $8.0 million in Fiscal 2006. The interest rate used to measure benefit obligations increased from 5.50% to 5.75% in Fiscal 2007. As a result of the increase in return on plan assets and the increase in the discount rate, the pension liability was reduced to $14.3 million on the Consolidated Balance Sheets compared to $23.2 million last year. There was a decrease in the pension liability adjustment of $5.1 million (net of tax) in accumulated other comprehensive income in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires companies to recognize the overfunded or underfunded status of postretirement benefit plans to be recognized as either an asset or liability on the Consolidated Balance Sheets and the changes in the funded status are to be recognized in accumulated other comprehensive income, net of tax. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007.
Share Repurchase Program
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 3, 2007.
Discontinued Operations
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations (see Note 13).
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
Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $0.8 million at February 3, 2007.
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
Impairment of Long-Lived Assets
As discussed in Note 1 to the Consolidated Financial Statements, the Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $1.1 million reflected in Fiscal 2007, $0.8 million reflected in Fiscal 2006 and $0.9 million reflected in Fiscal 2005. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.
Postretirement Benefits Plan Accounting
Substantially all full-time employees, who also had 1,000 hours of service in Calendar 2004, except employees in the Hat World segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.
In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R). On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is not effective for the Company until Fiscal 2009. The Company is assessing the impact the adoption of the measurement date will have on its consolidated financial position and results of operations.
The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”), as amended. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2007, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.75%, 5.50%, and 5.75% for Fiscal 2007, 2006 and 2005, respectively. The discount rate is determined based on the current yields on a portfolio of high quality long-term bonds. For Fiscal 2007, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $ 6.3 million and the accumulated benefit obligation would have decreased by $6.3 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $7.0 million and the accumulated benefit obligation would have increased by $7.0 million.
Amortization of Gains and Losses – The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2007, the Company had unrecognized actuarial losses of $34.0 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently seven years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $3.4 million, $3.7 million and $4.9 million in Fiscal 2007, 2006 and 2005, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to decrease in Fiscal 2008 by approximately $1.1 million due to the net effect of an increase in the discount rate from 5.50% to 5.75% and a smaller actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the date of grant.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for Fiscal 2007 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. However, prior to adoption of SFAS No. 123(R), share-based compensation had been included in pro forma disclosures in the Notes to the Consolidated Financial Statements for periods prior to Fiscal 2007.
The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend.
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Shared-based compensation expense is recorded based on a 2% expected forfeiture rate and adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.
The Company believes its estimates are reasonable in the context of actual (historical) experience. The impact of adopting SFAS No. 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
Comparable Sales
Comparable store sales begin in the 53rd week of operation. Temporary store closings are excluded from the computation of comparable store calculation for every full week of the store closing. Expanded stores are excluded from the Company’s footwear operations comparable store sales calculation until the 53rd week of operation but are included in the calculation of the Company’s headwear comparable store sales calculation. E-commerce and catalog sales are excluded from comparable store sales calculations.
Results of Operations — Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales for Fiscal 2007 (53 weeks) increased 13.8% to $1.5 billion from $1.3 billion in Fiscal 2006 (52 weeks). Net sales for the 53rd week of Fiscal 2007 were $24.7 million based on actual retail sales and estimated wholesales sales. Wholesale sales are recognized upon shipment. The Company believes that a portion of the shipments that occurred in the final week would have occurred during the quarter even if it had not included the final week. Its estimate of the amount of such sales is excluded from the estimate of sales for the 53rd week. Excluding the 53rd week in Fiscal 2007, the net sales increase from the comparable 52-week period last year was approximately

12%. Gross margin increased 12.0% to $730.8 million in Fiscal 2007 from $652.4 million in Fiscal 2006 but decreased as a percentage of net sales from 50.8% to 50.0%. Selling and administrative expenses in Fiscal 2007 increased 13.3% from Fiscal 2006 but decreased as a percentage of net sales from 41.9% to 41.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2007 were $111.1 million compared to $102.5 million for Fiscal 2006. Pretax earnings for Fiscal 2007 included restructuring and other charges of $1.1 million, including $2.2 million of charges for asset impairments and the termination of a small license agreement offset by $1.1 million of income for gift card breakage and a favorable litigation settlement. Pretax earnings for Fiscal 2006 included restructuring and other charges of $2.3 million, including $1.7 million for settlement of a previously announced class action lawsuit (see Note 13 to the Consolidated Financial Statements), retail store asset impairments and lease terminations of 13 Jarman stores. These lease terminations are the continuation of a plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.
Net earnings for Fiscal 2007 were $67.6 million ($2.59 diluted earnings per share) compared to $62.7 million ($2.38 diluted earnings per share) for Fiscal 2006. Net earnings for Fiscal 2007 included $0.6 million ($0.02 diluted earnings per share) charge to earnings (net of tax), including $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2006 included $0.1 million ($0.00 diluted earnings per share) credit to earnings (net of tax), including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective federal income tax rate of 38.6% for Fiscal 2007 compared to 38.9% for Fiscal 2006.
Journeys Group

	Fiscal Year Ended		%
	2007	2006	Change
	(dollars in thousands)
Net sales	$696,889	$593,516	17.4%
Earnings from operations	$83,835	$73,346	14.3%
Operating margin	12.0%	12.4%
Net sales from Journeys Group increased 17.4% to $696.9 million for Fiscal 2007 from $593.5 million for Fiscal 2006. The increase reflects a 13% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) and a 6% increase in comparable store sales. The comparable store sales increase reflects an 11% increase in footwear unit comparable sales, offset by a 4% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix. Total unit sales increased 25% during the same period. The store count for Journeys was 853 stores at the end of Fiscal 2007, including 73 Journeys Kidz stores and 12 Shi by Journeys stores, compared to 761 Journeys stores at the end of Fiscal 2006, including 50 Journeys Kidz stores and one Shi by Journeys store.
Journeys Group earnings from operations for Fiscal 2007 increased 14.3% to $83.8 million, compared to $73.3 million for Fiscal 2006, primarily attributable to the increase in sales and decreased expenses as a percentage of net sales, reflecting lower bonus accruals.
Underground Station Group

	Fiscal Year Ended		%
	2007	2006	Change
	(dollars in thousands)
Net sales	$155,069	$164,054	(5.5)%
Earnings from operations	$3,844	$10,890	(64.7)%
Operating margin	2.5%	6.6%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 5.5% to $155.1 million for Fiscal 2007 from $164.1 million for Fiscal 2006. Sales for Underground Station stores increased 1% for Fiscal 2007. Sales for Jarman retail stores decreased 29% for Fiscal 2007, reflecting a 29% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 10% for the Underground Station Group, 9% for Underground Station stores and 12% for Jarman stores. The decrease in comparable store sales was primarily due to generally weak demand for athletic shoes, exacerbated in the second half of the year by the loss of the chain’s most popular athletic brand from its product offering and what management believes was an overall softness in the urban market. The average price per pair of shoes for Underground Station Group decreased 4% for Fiscal 2007 and unit sales decreased 2% during the same period. The average price per pair of shoes at Underground Station stores decreased 5% during the year, primarily reflecting changes in product mix and increased markdowns. Unit sales increased 6% during Fiscal 2007. Underground Station Group operated 223 stores at the end of Fiscal 2007, including 193 Underground Station stores. During Fiscal 2007, three Jarman stores were converted to Underground Station stores. The Company had operated 229 stores at the end of Fiscal 2006, including 180 Underground Station stores.
Underground Station Group earnings from operations for Fiscal 2007 decreased 64.7% to $3.8 million from $10.9 million for the same period last year. The decrease was due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales from negative leverage in the store related expenses due to the negative comparable store sales.

Hat World Group

	Fiscal Year Ended		%
	2007	2006	Change
	(dollars in thousands)
Net sales	$342,641	$297,271	15.3%
Earnings from operations	$41,359	$40,133	3.1%
Operating margin	12.1%	13.5%
Net sales from Hat World Group increased 15.3% to $342.6 million for Fiscal 2007 from $297.3 million for Fiscal 2006. The increase reflects primarily a 16% increase in average stores operated. Hat World Group comparable store sales decreased 1% for Fiscal 2007. The Company believes the comparable store sales were impacted by decreased demand in the urban market, which the Company believes is the primary market served by approximately 110 stores in the Hat World Group. This was partially offset by strength in core and fashion-oriented Major League Baseball products, as well as branded action and performance headwear. Hat World Group operated 785 stores at Fiscal 2007, including 26 stores in Canada, three Lids Kids and 49 Hat Shack stores acquired in January 2007, compared to 641 stores at the end of Fiscal 2006, including 18 stores in Canada.
Hat World Group earnings from operations for Fiscal 2007 increased 3.1% to $41.4 million compared to $40.1 million for Fiscal 2006. The increase in operating income was primarily due to increased net sales and to decreased expenses as a percentage of net sales, offset by decreased gross margin as a percentage of net sales reflecting increased promotional activity.
Johnston & Murphy Group

	Fiscal Year Ended		%
	2007	2006	Change
	(dollars in thousands)
Net sales	$186,979	$170,015	10.0%
Earnings from operations	$15,337	$10,396	47.5%
Operating margin	8.2%	6.1%
Johnston & Murphy Group net sales increased 10.0% to $187.0 million for Fiscal 2007 from $170.0 million for Fiscal 2006, reflecting a 3% increase in comparable store sales, a 3% increase in average retail stores operated and a 14% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 13% in Fiscal 2007, and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 74.3% of Johnston & Murphy Group sales in Fiscal 2007, down slightly from 75.2% in Fiscal 2006 primarily due to increased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 2% (2% in the Johnston & Murphy shops) in Fiscal 2007, primarily due to changes in product mix, while footwear unit sales increased 8% during the same period. The store count for Johnston & Murphy retail operations at the end of Fiscal 2007 included 148 Johnston & Murphy stores and factory stores compared to 142 Johnston & Murphy stores and factory stores at the end of Fiscal 2006.
Johnston & Murphy earnings from operations for Fiscal 2007 increased 47.5% to $15.3 million from $10.4 million for Fiscal 2006, primarily due to increased net sales, to increased gross margin as a percentage of net sales, reflecting improvement in the retail business due to improved sourcing and lower markdowns, and to decreased expenses as percentage of net sales reflecting operating leverage from the comparable store and wholesale sales increases and decreased advertising expenses.
Licensed Brands

	Fiscal Year Ended		%
	2007	2006	Change
	(dollars in thousands)
Net sales	$78,422	$58,730	33.5%
Earnings from operations	$6,777	$4,167	62.6%
Operating margin	8.6%	7.1%
Licensed Brands’ net sales increased 33.5% to $78.4 million for Fiscal 2007 from $58.7 million for Fiscal 2006. The sales increase is primarily attributable to an increase in demand for Dockers Footwear, related to retail sell-through, due in part, to increased shelf space in existing accounts. Unit sales for Dockers Footwear increased 31% for Fiscal 2007 and the average price per pair of shoes increased 1% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2007 increased 62.6%, from $4.2 million for Fiscal 2006 to $6.8 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for Fiscal 2007 were $30.1 million compared to $26.1 million for Fiscal 2006. Corporate and other expenses for Fiscal 2007 included $1.1 million of restructuring and other charges, primarily for asset impairments and the termination of a small licensing agreement offset by income for gift card breakage and a favorable litigation settlement. Corporate and other expenses for Fiscal 2006 included $2.3 million of restructuring and other charges, primarily for settlement of a previously announced class action lawsuit, retail store asset impairments and lease terminations of 13 Jarman stores. In addition to the listed items in both periods, the increase in corporate expenses for Fiscal 2007 is attributable primarily to a $6.4 million increase of share-based compensation and restricted stock expense.
Interest expense decreased 8.7% from $11.5 million in Fiscal 2006 to $10.5 million in Fiscal 2007, primarily due to the decrease in the average term loan outstanding. Borrowings under the Company’s revolving credit facility averaged $16.8 million for Fiscal 2007. Borrowings under the Company’s revolving credit facility averaged less than $0.1 million for Fiscal 2006.
Interest income decreased 50.1% from $1.1 million in Fiscal 2006 to $0.6 million in Fiscal 2007, due to the decrease in average short-term investments.
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
Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2006 were $102.5 million compared to $77.1 million for Fiscal 2005. Pretax earnings for Fiscal 2006 included restructuring and other charges of $2.3 million, including $1.7 million for settlement of a previously announced class action lawsuit (see Note 13 to the Consolidated Financial Statements), retail store asset impairments and lease terminations of 13 Jarman stores. These lease terminations are the continuation of a plan previously announced by the Company in Fiscal 2004. Pretax earnings for Fiscal 2005 included restructuring and other charges of $1.2 million, primarily for lease terminations of 20 Jarman stores and retail asset impairments offset by the gain on the curtailment of the Company’s defined benefit pension plan.
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
Journeys Group

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$593,516	$521,942	13.7%
Earnings from operations	$73,346	$60,065	22.1%
Operating margin	12.4%	11.5%
Net sales from Journeys Group increased 13.7% to $593.5 million for Fiscal 2006 from $521.9 million for Fiscal 2005. The increase reflects primarily a 7% increase in comparable store sales and a 5% increase in average Journeys Group stores operated. The comparable store sales increase reflects a 10% increase in footwear unit comparable sales, offset by a 2% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix, while unit sales increased 16% during the same period driven by fashion athletic, euro casuals, board sport shoes and women’s fashion footwear. The store count for Journeys was 761 stores at the end of Fiscal 2006, including 50 Journeys Kidz stores, compared to 695 Journeys stores at the end of Fiscal 2005, including 41 Journeys Kidz stores.
Journeys Group earnings from operations for Fiscal 2006 increased 22.1% to $73.3 million, compared to $60.1 million for Fiscal 2005, primarily reflecting the increase in sales and increased gross margin as a percentage of net sales, reflecting changes in product mix and decreased markdowns as a percentage of net sales.
Underground Station Group

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$164,054	$148,039	10.8%
Earnings from operations	$10,890	$6,963	56.4%
Operating margin	6.6%	4.7%
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
Underground Station Group earnings from operations for Fiscal 2006 increased 56.4% to $10.9 million compared to $7.0 million for the same period last year. The increase was due to increased sales, increased gross margin as a percentage of net sales, reflecting changes in product mix and decreased markdowns, and to decreased expenses as a percentage of net sales.
Hat World Group

	Fiscal Year Ended*		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$297,271	$216,270	NM
Earnings from operations	$40,133	$30,522	NM
Operating margin	13.5%	14.1%

*	The Company acquired Hat World on April 1, 2004 and Cap Connection July 1, 2004. Results

for Fiscal 2005 are for the period April 1, 2004 – January 29, 2005, and are therefore not comparable to the twelve month period ended January 28, 2006.
Hat World Group comparable store sales increased 4% for Fiscal 2006. Hat World’s comparable store sales increase was primarily driven by an increased number of units sold and higher selling prices. Hat World operated 641 stores at the end of Fiscal 2006, including 18 stores in Canada. Hat World operated 552 stores at the end of Fiscal 2005, including 19 stores in Canada.
Johnston & Murphy Group

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$170,015	$162,599	4.6%
Earnings from operations	$10,396	$9,230	12.6%
Operating margin	6.1%	5.7%
Johnston & Murphy Group net sales increased 4.6% to $170.0 million for Fiscal 2006 from $162.6 million for Fiscal 2005, reflecting primarily a 7% increase in comparable store sales for Johnston & Murphy retail operations and a 5% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 8% in Fiscal 2006, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 75.2% of Johnston & Murphy segment sales in Fiscal 2006, down slightly from 75.3% in Fiscal 2005 primarily due to increased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 5% (7% in the Johnston & Murphy shops) in Fiscal 2006, primarily due to changes in product mix, while footwear unit sales increased 7% during the same period. The store count for Johnston & Murphy retail operations at the end of Fiscal 2006 and Fiscal 2005 included 142 Johnston & Murphy stores and factory stores.
Johnston & Murphy Group earnings from operations for Fiscal 2006 increased 12.6% to $10.4 million from $9.2 million for Fiscal 2005, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting a healthier product mix, resulting in reduced promotional selling and improvements in sourcing.
Licensed Brands

	Fiscal Year Ended		%
	2006	2005	Change
	(dollars in thousands)
Net sales	$58,730	$63,508	(7.5)%
Earnings from operations	$4,167	$6,075	(31.4)%
Operating margin	7.1%	9.6%
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

Licensed Brands’ earnings from operations for Fiscal 2006 decreased 31.4% from $6.1 million for Fiscal 2005 to $4.2 million, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix, and to increased expenses as a percentage of net sales.
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
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
	(dollars in millions)
Cash and cash equivalents	$16.7	$60.5	$60.1
Working capital	$200.3	$185.0	$176.2
Long-term debt	$109.3	$106.3	$161.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $70.6 million in Fiscal 2007 compared to $105.0 million in Fiscal 2006. The $34.4 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in other accrued liabilities of $29.3 million and a decrease in cash flow from changes in accounts payable of $17.8 million offset by an increase in cash flow from an increase in net earnings of $5.0 million. The $29.3 million decrease in cash flow from other accrued liabilities was due to an $18.5 million increase in income taxes paid and increased bonus payments combined with lower bonus accruals. The $17.8 million decrease in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.
The $28.4 million increase in inventories at February 3, 2007 from January 28, 2006 levels reflects inventory purchased to support the net increase of 236 stores in Fiscal 2007 which included 49 Hat Shack stores acquired in January 2007.
Accounts receivable at February 3, 2007 increased $3.1 million compared to January 28, 2006 due primarily to increased wholesale sales.
Cash provided by operating activities was $105.0 million in Fiscal 2006 compared to $99.8 million in Fiscal 2005. The $5.2 million increase in cash flow from operating activities reflects primarily an increase in cash flow from changes in accounts payable of $15.6 million and an increase in net earnings of $14.4 million, offset by a decrease in cash flow from changes in inventory of $18.3 million and a decrease in cash flow from changes in other accrued liabilities of $4.0 million. The $15.6 million increase in cash flow from accounts payable was due to changes in buying patterns and inventory growth. The $18.3 million decrease in cash flow from inventory was due to growth in Journey’s and Hat World’s inventory to support the growth in those businesses as well as the decision to carry more inventory per store in Hat World. The $4.0 million decrease in cash flow from other accrued liabilities was due to increased bonus payments in Fiscal 2006.
The $23.5 million increase in inventories at January 28, 2006 from January 29, 2005 levels reflects inventory purchased to support the net increase of 155 stores in Fiscal 2006 and the decision to carry more inventory per store in Hat World.
Accounts receivable at January 28, 2006 increased $3.3 million compared to January 29, 2005 primarily due to increased tenant allowance receivables.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2007	2006	2005
	(in thousands)
Accounts payable	$(9,068)	$8,744	$(6,902)
Accrued liabilities	$(11,962)	17,357	21,341

	$(21,030)	$26,101	$14,439

The fluctuations in cash provided due to changes in accounts payable for Fiscal 2007 from Fiscal 2006 are due to changes in buying patterns and payment terms negotiated with individual vendors and for Fiscal 2006 from Fiscal 2005 are due to changes in buying patterns and payment terms negotiated with individual vendors and the impact of the Hat World acquisition. The change in cash provided due to changes in accrued liabilities for Fiscal 2007 from Fiscal 2006 was due primarily to increased tax payments and increased bonus payments combined with lower bonus accruals and the change in accrued liabilities for Fiscal 2006 from Fiscal 2005 was due primarily to increased bonus payments.
Revolving credit borrowings averaged $16.8 million during Fiscal 2007 and there was an average of less than $0.1 million outstanding during Fiscal 2006, as cash generated from operations and cash on hand funded most of the seasonal working capital requirements and capital expenditures for Fiscal 2007. The Company acquired Hat Shack in January 2007 for $16.6 million and paid $1.6 million of the $2.2 million debt assumed in the acquisition which contributed to the negative cash flow and revolver borrowings at the end of Fiscal 2007. On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility replaced the Company’s $105.0 million revolving credit facility. The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term.
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 3, 2007.

(in thousands)	Payments Due by Period
					More
		Less than 1	1-3	3-5	than 5
	Total	year	years	years	years
Contractual Obligations
Long-Term Debt	$109,250	$-0-	$-0-	$23,000	$86,250
Interest on Long-Term Debt(1)	58,707	3,558	7,116	7,116	40,917
Capital Lease Obligations	617	196	320	84	17
Operating Lease Obligations	1,034,928	147,167	282,655	234,048	371,058
Purchase Obligations(2)	163,206	163,206	-0-	-0-	-0-
Other Long-Term Liabilities	1,554	-0-	401	388	765

Total Contractual Obligations	$1,368,262	$314,127	$290,492	$264,636	$499,007

(in thousands)	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1-3	3-5	than 5
	Committed	year	years	years	years
Commercial Commitments
Letters of Credit	$11,466	$11,466	$-0-	$-0-	$-0-

Total Commercial Commitments	$11,466	$11,466	$-0-	$-0-	$-0-

(1)	Includes interest to maturity on the $86.3 million 4 1/8% subordinated convertible debentures due June 2023. Excludes interest on revolver borrowings since the line of credit is subject to almost daily repayment or borrowing activity and as such does not readily lend itself to computing anticipated interest expense.

(2)	Open purchase orders for inventory.

Capital Expenditures
Capital expenditures were $73.3 million, $56.9 million and $39.5 million for Fiscal 2007, 2006 and 2005, respectively. The $16.4 million increase in Fiscal 2007 capital expenditures as compared to Fiscal 2006 resulted primarily from the increase in retail store capital expenditures due to 224 new store openings in Fiscal 2007. The $17.4 million increase in Fiscal 2006 capital expenditures as compared to Fiscal 2005 resulted primarily from the increase in retail store capital expenditures due to 193 new store openings in Fiscal 2006.
Total capital expenditures in Fiscal 2008 are expected to be approximately $89.1 million. These include expected retail capital expenditures of $80.3 million to open approximately 50-60 Journeys stores, 40 Journeys Kidz stores, 38 Shi by Journeys stores, ten Johnston & Murphy stores and factory stores, eight Underground Station stores, and 105 Hat World stores including 15 Lids Kids and to complete 142 major store renovations, including two conversions of Jarman stores to Underground Station stores. The planned amount of capital expenditures in Fiscal 2008 for wholesale operations and other purposes are expected to be approximately $8.8 million, including approximately $3.2 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2008, although the Company plans to borrow under its revolving credit facility from time to time to support seasonal working capital requirements. The approximately $4.5 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 3, 2007.
There were $11.5 million of letters of credit outstanding and $23.0 million revolver borrowings outstanding under the new Credit Facility at February 3, 2007. The gross availability under the Credit Facility was $182.3 million leaving net availability under the Credit Facility of $147.8 million. The Company is not required to comply with any financial covenants unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because adjusted excess availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at February 3, 2007. See Note 6 to the Consolidated Financial Statements.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the fixed charge coverage must be greater than 1.0 to 1.0. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $256,000.
On December 1, 2006, the Company entered into the Amended and Restated Credit Agreement. The Credit Facility replaced the Company’s $105.0 million revolving credit facility.
The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. Any swingline loans and letters of credit will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $100.0 million (in increments no less than $25.0 million) subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility may at no time exceed the lesser of the facility amount ($200 million or, if increased at the Company’s option, up to $300 million) or the “Borrowing Base”, which generally is based on 85% of eligible inventory plus 85% of eligible accounts receivable less applicable reserves. For additional information on the Company’s Credit Facility, see Note 6 to the Consolidated Financial Statements.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $1.1 million reflected in Fiscal 2007, $0.8 million reflected in Fiscal 2006 and $0.9 million reflected in Fiscal 2005. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at February 3, 2007. As a result, the Company considers the interest rate market risk implicit in these investments at February 3, 2007 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At February 3, 2007, the Company had $8.0 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at February 3, 2007 was $4,000 based on current spot rates. As of February 3, 2007, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.8 million.
Accounts Receivable – The Company’s accounts receivable balance at February 3, 2007 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 19% of the Company’s trade accounts receivable balance and another customer accounted for 10% as of February 3, 2007. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at February 3, 2007, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2008 would not be material.
New Accounting Principles
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have, if any, on its results of operations and financial position.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3 2007. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on these criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 48 hereof.
Dated: March 30, 2007

/s/ Hal N. Pennington
Hal N. Pennington
Chairman and Chief Executive Officer

/s/ James S. Gulmi
James S. Gulmi
Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Genesco Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Genesco Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genesco Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Notes 1, 10 and 12 to the consolidated financial statements, the Company changed its method of accounting for shared-based payments and its method of accounting for defined benefit pension and other postretirement benefit plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2007

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$16,739	$60,451
Accounts receivable, net of allowances of $1,910 at February 3, 2007 and $1,439 at January 28, 2006	24,084	21,171
Inventories	261,037	230,648
Deferred income taxes	12,940	8,649
Prepaids and other current assets	20,266	20,269

Total current assets	335,066	341,188

Property and equipment:
Land	4,861	4,972
Buildings and building equipment	17,445	14,723
Computer hardware, software and equipment	72,404	60,289
Furniture and fixtures	82,542	67,036
Construction in progress	12,005	11,728
Improvements to leased property	222,493	187,083

Property and equipment, at cost	411,750	345,831
Accumulated depreciation	(189,416)	(157,784)

Property and equipment, net	222,334	188,047

Goodwill	107,651	96,235
Trademarks	51,361	47,671
Other intangibles, net of accumulated amortization of $6,096 at February 3, 2007 and $4,302 at January 28, 2006	2,816	4,284
Other noncurrent assets	10,145	8,693

Total Assets	$729,373	$686,118

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,083	$73,929
Accrued employee compensation	21,954	26,047
Accrued other taxes	9,829	12,129
Accrued income taxes	7,845	12,886
Other accrued liabilities	25,570	27,178
Provision for discontinued operations	4,455	4,033

Total current liabilities	134,736	156,202

Long-term debt	109,250	106,250
Pension liability	14,306	23,222
Deferred rent and other long-term liabilities	64,245	50,013
Provision for discontinued operations	1,610	1,680

Total liabilities	324,147	337,367

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,602	6,695
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: February 3, 2007 – 23,230,458/22,741,994 January 28, 2006 – 23,748,134/23,259,670	23,230	23,748
Additional paid-in capital	107,956	123,137
Retained earnings	306,622	239,232
Accumulated other comprehensive loss	(21,327)	(26,204)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	405,226	348,751

Total Liabilities and Shareholders’ Equity	$729,373	$686,118

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2007	2006	2005

Net sales	$1,460,478	$1,283,876	$1,112,681
Cost of sales	729,643	631,469	561,597
Selling and administrative expenses	608,685	537,327	461,799
Restructuring and other, net	1,105	2,253	1,221

Earnings from operations	121,045	112,827	88,064

Interest expense, net:
Interest expense	10,488	11,482	11,373
Interest income	(561)	(1,125)	(411)

Total interest expense, net	9,927	10,357	10,962

Earnings before income taxes from continuing operations	111,118	102,470	77,102
Income tax expense	42,871	39,844	28,642

Earnings from continuing operations	68,247	62,626	48,460
(Provision for) earnings from discontinued operations, net	(601)	60	(211)

Net Earnings	$67,646	$62,686	$48,249

Basic earnings (loss) per common share:
Continuing operations	$3.00	$2.73	$2.19
Discontinued operations	$(.02)	$.01	$(.01)
Net earnings	$2.98	$2.74	$2.18
Diluted earnings (loss) per common share:
Continuing operations	$2.61	$2.38	$1.92
Discontinued operations	$(.02)	$.00	$(.01)
Net earnings	$2.59	$2.38	$1.91

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$67,646	$62,686	$48,249
Tax benefit of stock options exercised	(2,405)	3,850	3,264
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	40,306	34,622	31,266
Deferred income taxes	(6,129)	(5,065)	6,061
Provision for losses on accounts receivable	274	29	3
Impairment of long-lived assets	1,921	376	1,017
Share-based compensation and restricted stock	7,413	972	271
(Earnings from) provision for discontinued operations	988	(98)	339
Other	1,509	5,462	2,847
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(3,080)	(3,294)	(4,900)
Inventories	(28,357)	(23,452)	(5,192)
Prepaids and other current assets	1,593	(2,220)	(2,743)
Accounts payable	(9,068)	8,744	(6,902)
Other accrued liabilities	(11,962)	17,357	21,341
Other assets and liabilities	9,917	5,032	4,863

Net cash provided by operating activities	70,566	105,001	99,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,287)	(56,946)	(39,480)
Acquisitions, net of cash acquired	(16,569)	-0-	(167,676)
Proceeds from sale of property and equipment	6	21	12

Net cash used in investing activities	(89,850)	(56,925)	(207,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(21,600)	(55,000)	(25,000)
Payments of capital leases	(4)	(358)	(480)
Borrowings under revolving credit facility	262,000	1,000	117,000
Payments on revolving credit facility	(239,000)	(1,000)	(117,000)
Long-term borrowings	-0-	-0-	100,000
Tax benefit of stock options exercised	2,405	-0-	-0-
Shares repurchased	(32,088)	-0-	-0-
Change in overdraft balances	(1,477)	(414)	5,544
Dividends paid on non-redeemable preferred stock	(256)	(273)	(292)
Exercise of stock options and issue shares — Employee Stock Purchase Plan	6,779	8,352	9,467
Financing costs paid	(1,187)	-0-	(3,360)

Net cash (used in) provided by financing activities	(24,428)	(47,693)	85,879

Net (Decrease) Increase in Cash and Cash Equivalents	(43,712)	383	(21,481)
Cash and cash equivalents at beginning of year	60,451	60,068	81,549

Cash and cash equivalents at end of year	$16,739	$60,451	$60,068

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$9,730	$10,368	$9,854
Income taxes	51,053	32,510	23,796
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2004	$7,580	$22,212	$96,612	$128,862	$(25,164)	$(17,857)		$212,245

Net earnings	-0-	-0-	-0-	48,249	-0-	-0-	$48,249	48,249
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(292)	-0-	-0-	-0-	(292)
Exercise of options	-0-	667	8,448	-0-	-0-	-0-	-0-	9,115
Issue shares — Employee Stock Purchase Plan	-0-	25	327	-0-	-0-	-0-	-0-	352
Tax benefit of stock options exercised	-0-	-0-	3,264	-0-	-0-	-0-	-0-	3,264
Loss on foreign currency forward contracts (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(905)	-0-	(905)	(905)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	157	-0-	157	157
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	101	-0-	101	101
Minimum pension liability adjustment (net of tax benefit of $0.6 million)	-0-	-0-	-0-	-0-	(491)	-0-	(491)	(491)
Other	(106)	22	354	-0-	-0-	-0-	-0-	270

Comprehensive income							$47,111

Balance January 29, 2005	7,474	22,926	109,005	176,819	(26,302)	(17,857)		272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	$62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344

Comprehensive income							$62,784

Balance January 28, 2006	6,695	23,748	123,137	239,232	(26,204)	(17,857)		348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	$6,602	$23,230	$107,956	$306,622	$(21,327)	$(17,857)		$405,226

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at February 3, 2007 of 2,009 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2007 was a 53-week year with 371 days, Fiscal 2006 and Fiscal 2005 were 52-week years with 364 days each. Fiscal 2007 ended on February 3, 2007, Fiscal 2006 ended on January 28, 2006 and Fiscal 2005 ended on January 29, 2005.
Financial Statement Reclassifications
Certain reclassifications have been made to the Consolidated Statements of Cash flows to conform prior years’ data to the current year presentation. There was no change in cash provided by operating activities.
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
Impairment of Definite-Lived Long-Lived Assets
The Company periodically assesses the realizability of its definite-lived long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of held and used definite-lived long-lived assets (see Note 3).

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
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.
Postretirement Benefits Plan Accounting
Substantially all full-time employees, who also had 1,000 hours of service in Calendar 2004, except employees in the Hat World segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

Genesco Inc.
       and Subsidiaries
                                                  Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued SFAS No. 158 which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R). On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is not effective for the Company until Fiscal 2009. The Company is assessing the impact the adoption of the measurement date will have on its consolidated financial position and results of operations.
The Company accounts for the defined benefit pension plans using SFAS No. 87, as amended. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Cash and Cash Equivalents
Included in cash and cash equivalents at February 3, 2007 and January 28, 2006 are cash equivalents of $0.9 million and $48.5 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At February 3, 2007 and January 28, 2006, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $15.8 million and $17.2 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 19% of the Company’s trade receivables balance and another customer accounted for 10% as of February 3, 2007, and no other customer accounted for more than 8% of the Company’s trade receivables balance as of February 3, 2007.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 3, 2007 and January 28, 2006 are:
Fair Values

In thousands		2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$86,250	$163,634	$86,250	$157,406
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $4.4 million, $4.5 million and $5.9 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
Gift Cards
The Company has a gift card program that began in calendar 1999 for its Hat World operations and calendar 2000 for its footwear operations. The gift cards do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws, (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.
The Company recognized income of $0.6 million in Fiscal 2007 due to the Company’s belief that it now has sufficient historical information to support the recognition of gift card breakage after a review of the state escheat laws in which it operates. This initial recognition of gift card breakage has been included as a reduction in restructuring and other, net on the Consolidated Statements of Earnings. Future gift card breakage will be recognized in revenues.
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
Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Consolidated Statements of Earnings.
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statement of Earnings, if material individually or cumulatively. To date, no store closings have been material individually or cumulatively.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $31.1 million, $29.1 million and $25.0 million for Fiscal 2007, 2006 and 2005, respectively. Direct response advertising costs for catalogs are capitalized, in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million and $0.9 million at February 3, 2007 and January 28, 2006, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $2.7 million, $2.2 million and $2.4 million in Fiscal 2007, 2006 and 2005, respectively. During Fiscal 2007, 2006 and 2005, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.9 million, $3.6 million and $3.7 million for Fiscal 2007, 2006 and 2005, respectively. During Fiscal 2007, 2006 and 2005, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the date of grant.
Effective January 29, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for Fiscal 2007 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results. However, prior to adoption of SFAS No. 123(R), share-based compensation had been included in pro forma disclosures in the Notes to the Consolidated Financial Statements for periods prior to Fiscal 2007.
The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend.
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Shared-based compensation expense is recorded based on a 2% expected forfeiture rate and adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company believes its estimates are reasonable in the context of actual (historical) experience. The impact of adopting SFAS No. 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s minimum pension liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. The cumulative adjustment to adopt SFAS No. 158 is also included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 3, 2007 consisted of $20.8 million of cumulative pension liability adjustments, net of tax, $0.8 million cumulative adjustment to adopt SFAS No. 158, net of tax, cumulative net gains of $0.2 million on foreign currency forward contracts, net of tax and a foreign currency translation adjustment of $0.1 million.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have, if any, on its results of operations and financial position.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
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

The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.3 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The amortization of intangibles was $1.8 million, $2.3 million and $2.0 million for Fiscal 2007, 2006 and 2005, respectively. The amortization of intangibles for Fiscal 2008, 2009, 2010 and 2011 will be $1.2 million, $0.7 million, $0.4 million and $0.2 million, respectively. The goodwill related to the Hat World acquisition is not deductible for tax purposes. Goodwill decreased $0.7 million in the second quarter of Fiscal 2006 due to a reduction of income taxes payable and $0.3 million in the fourth quarter of Fiscal 2006 due to the recognition of deferred tax assets.

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

	Actual	Actual	Pro forma
In thousands, except per share data	2007	2006	2005

Net sales	$1,460,478	$1,283,876	$1,145,642
Net earnings	67,646	62,686	46,799
Net earnings per share:
Basic	$2.98	$2.74	$2.11
Diluted	$2.59	$2.38	$1.86
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Hat World acquisition occurred at the beginning of all periods presented.
Cap Connection Acquisition
On July 1, 2004, the Company acquired the assets and business of Edmonton, Alberta-based Cap Connection Ltd., a 17 store Canadian specialty retailer of headwear. The purchase price for the Cap Connection business was approximately $1.7 million.
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc. for a purchase price of $16.6 million plus debt assumed of $2.2 million, after preliminary closing adjustments anticipated in the purchase agreement, funded from cash on hand. As of February 3, 2007, there were 49 Hat Shack retail headwear stores located primarily in the southeastern United States. Based on the preliminary closing adjustments, the Company allocated $11.4 million of the purchase price to goodwill and $3.7 million to tradenames. The goodwill related to the Hat Shack acquisition is not deductible for tax purposes.

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
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Consolidated Statements of Earnings.
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of thirteen Jarman stores. These lease terminations are the continuation of a plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.
The Company recorded a pretax charge to earnings of $1.2 million ($0.8 million net of tax) in Fiscal 2005. The charge included $1.8 million for lease terminations of 20 Jarman stores and retail store asset impairments offset by the recognition of a $0.6 million gain on the curtailment of the Company’s defined benefit pension plan.
Discontinued Operations
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations (see Note 13).
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
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 29, 2005	$5,800	$3	$5,803
Excess provision Fiscal 2006	(98)	-0-	(98)
Charges and adjustments, net	8	-0-	8

Balance January 28, 2006	5,710	3	5,713
Additional provision Fiscal 2007	988	-0-	988
Charges and adjustments, net	(633)	(3)	(636)

Balance February 3, 2007*	6,065	-0-	6,065
Current provision for discontinued operations	4,455	-0-	4,455

Total Noncurrent Provision for Discontinued Operations	$1,610	$-0-	$1,610

*	Includes $5.8 million environmental provision including $4.2 million in current provision for discontinued operations.
Note 4
Inventories

	February 3,	January 28,
In thousands	2007	2006

Raw materials	$212	$203
Wholesale finished goods	29,272	30,392
Retail merchandise	231,553	200,053

Total Inventories	$261,037	$230,648

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euros to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at February 3, 2007 and January 28, 2006 was $8.0 million and $7.5 million, respectively. Forward exchange contracts have an average remaining term of approximately three months. The loss based on spot rates under these contracts at February 3, 2007 was $4,000, and the gain based on spot rates under these contracts at January 28, 2006 was $15,000. For the year ended February 3, 2007, the Company recorded an unrealized gain on foreign currency forward contracts of $1.4 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.
The Company used interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the first quarter ended May 1, 2004, the Company entered into three separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its $100.0 million variable rate term loan. All three agreements were effective beginning on October 1, 2004 and were designed to swap a variable rate of three-month LIBOR for a fixed rate ranging from 2.52% to 3.32%. The aggregate notional amount of the swaps was $65.0 million. Of the three agreements, the swap agreement with a $15.0 million notional amount expired on October 1, 2005. The swap agreement with a $20.0 million notional amount expired on July 1, 2006, but it was terminated early in January 2006. The swap agreement with an original $30.0 million notional amount and a $20.0 million notional amount as of the end of the third quarter of Fiscal 2007, expires on April 1, 2007, but was terminated early in November 2006. The Company received $0.1 million and $0.3 million in Fiscal 2007 and Fiscal 2006, respectively, as a result of early termination of the interest rate swap agreements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt

In thousands	2007	2006

4 1/8% convertible subordinated debentures due June 2023	$86,250	$86,250
Term loan, matures April 1, 2009	-0-	20,000
Revolver borrowings	23,000	-0-

Total long-term debt	109,250	106,250
Current portion, term loan	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$109,250	$106,250

Long-term debt maturing during each of the next five years ending January is as follows: 2008 - $-0-; 2009 — $-0-; 2010 — $-0-; 2011 — $-0-; 2012 — $23,000,000: and thereafter — $86,250,000.
Credit Facility:
On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility replaced the Company’s $105.0 million revolving credit facility.
Deferred financing costs incurred of $1.2 million related to the Credit Facility were capitalized and are being amortized over four years. These costs are included in other non-current assets on the Consolidated Balance Sheets.
The Company had $23.0 million of revolver borrowings outstanding under the Credit Facility at February 3, 2007. The Company had outstanding letters of credit of $11.5 million under the facility at February 3, 2007. These letters of credit support product purchases and lease and insurance indemnifications.
The material terms of the Credit Facility are as follows:
Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. Any swingline loans and letters of credit will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $100.0 million (in increments no less than $25.0 million) subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Restated Credit Agreement shall at no time exceed the lesser of the facility amount ($200.0 million or, if increased at the Company’s option, up to $300.0 million) or the “Borrowing Base”, which generally is based on 85% of eligible inventory plus 85% of eligible accounts receivable less applicable reserves.

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because adjusted excess availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at February 3, 2007.

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
Term Loan:
The Company borrowed the $100.0 million term loan under the original credit facility on April 1, 2004 to fund a portion of the purchase price for the Hat World acquisition. During Fiscal 2005, the Company prepaid $15.0 million of its $100.0 million term loan that was due in Fiscal 2006. In connection with the prepayment, the Company wrote off less than $0.1 million of deferred financing costs. During Fiscal 2006, the Company prepaid $55.0 million of its $100.0 million term loan that was due in Fiscal 2007, 2008 and 2009. In connection with the prepayment in Fiscal 2006, the Company wrote off $0.6 million of deferred financing costs. The Company received $0.3 million in Fiscal 2006 as a result of early termination of its interest rate swap agreements. During Fiscal 2007, the Company prepaid the remaining $20.0 million of its $100.0 million term loan that was due in Fiscal 2009 and 2010. In connection with the prepayment in Fiscal 2007, the Company wrote off $0.2 million of deferred financing costs. The Company received $0.1 million in Fiscal 2007 as a result of early termination of its interest rate swap agreement. The net write-offs of deferred financing costs and swap agreement gains of $0.1 million and $0.3 million in Fiscal 2007 and 2006, respectively, are included in selling and administrative expenses on the accompanying Statements of Earnings.

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
The Company pays cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company will pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equals 120% or more of the principal amount of the Debentures.
The Company may redeem some or all of the Debentures for cash at any time on or after June 20, 2008 at 100% of their principal amount, plus accrued and unpaid interest, contingent interest and liquidated damages, if any.
Each holder of the Debentures may require the Company to purchase all or a portion of the holder’s Debentures on June 15, 2010, 2013 or 2018, at a price equal to the principal amount of the Debentures to be purchased, plus accrued and unpaid interest, contingent interest and liquidated damages, if any, to the purchase date. Each holder may also require the Company to repurchase all or a portion of such holder’s Debentures upon the occurrence of a change of control (as defined in the Debentures). The Company may choose to pay the change of control purchase price in cash or shares of its common stock or a combination of cash and shares.

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
Deferred financing costs of $2.9 million relating to the issuance were capitalized and are being amortized over seven years and are included in other non-current assets on the Consolidated Balance Sheets.
The indenture pursuant to which the Debentures were issued does not restrict the incurrence of Senior Debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2019. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 4% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2007	2006	2005

Minimum rentals	$126,833	$110,028	$94,561
Contingent rentals	5,320	4,668	3,741
Sublease rentals	(744)	(768)	(1,186)

Total Rental Expense	$131,409	$113,928	$97,116

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2008	$147,167
2009	145,985
2010	136,670
2011	124,231
2012	109,817
Later years	371,058

Total Minimum Rental Commitments	$1,034,928

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other accrued liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.7 million and $20.3 million for Fiscal 2007 and 2006, respectively, and deferred rent of $22.3 million and $19.5 million for Fiscal 2007 and 2006, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity
Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2007	2006	2005	2007	2006	2005	Ratio		Votes

Subordinated Serial Preferred (Cumulative)

Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		36,045	36,295	36,620	$1,442	$1,452	$1,465	.83		1
$4.75 Series 3	40,449		17,660	17,660	17,660	1,766	1,766	1,766	2.11		2
$4.75 Series 4	53,764		9,184	9,184	16,412	918	918	1,641	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,017	30,017	30,017	900	901	900			1

			92,906	93,156	100,709	5,026	5,037	5,772

Employees’ Subordinated
Convertible Preferred	5,000,000		58,328	61,403	63,031	1,750	1,842	1,891	1.00	***	1

Stated Value of Issued Shares						6,776	6,879	7,663
Employees’ Preferred Stock Purchase Accounts						(174)	(184)	(189)

Total Non-Redeemable Preferred Stock						$6,602	$6,695	$7,474

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance January 31, 2004	$5,835	$1,930	$(185)	$7,580
Other	(63)	(39)	(4)	(106)

Balance January 29, 2005	5,772	1,891	(189)	7,474
Conversion of Series 4	(723)	-0-	-0-	(723)
Other	(12)	(49)	5	(56)

Balance January 28, 2006	5,037	1,842	(184)	6,695
Other	(11)	(92)	10	(93)

Balance February 3, 2007	$5,026	$1,750	$(174)	$6,602

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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 3, 2007 – 23,230,458 shares; January 28, 2006 – 23,748,134 shares. There were 488,464 shares held in treasury at February 3, 2007 and January 28, 2006. Each outstanding share is entitled to one vote. At February 3, 2007, common shares were reserved as follows: 139,458 shares for conversion of preferred stock; 1,523,563 shares for the 1996 Stock Incentive Plan; 978,731 shares for the 2005 Stock Incentive Plan; and 333,722 shares for the Genesco Employee Stock Purchase Plan.
For the year ended February 3, 2007, 357,423 shares of common stock were issued for the exercise of stock options at an average weighted market price of $18.07, for a total of $6.5 million; 166,769 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 9,787 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $32.75, for a total of $0.3 million; 19,422 shares were issued to directors for no consideration; 7,948 shares were withheld for taxes on restricted stock vested in Fiscal 2007; 4,011 shares of restricted stock were forfeited in Fiscal 2007; and 3,282 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 357,423 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 1,062,400 shares of common stock at an average weighted market price of $30.20 for a total of $32.1 million.

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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the Company’s fixed charge coverage must be greater than 1.0 to 1.0. The Company’s management does not believe its availability under the Credit Facility will fall below $50.0 million during Fiscal 2008.
The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.
Dividends declared for Fiscal 2007 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $256,000 in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity, Continued
Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at January 31, 2004	22,211,661	101,512	64,326
Exercise of options	667,461	-0-	-0-
Issue shares — Employee Stock Purchase Plan	24,529	-0-	-0-
Other	22,206	(803)	(1,295)

Issued at January 29, 2005	22,925,857	100,709	63,031
Exercise of options	547,350	-0-	-0-
Issue restricted stock	228,594	-0-	-0-
Issue shares — Employee Stock Purchase Plan	24,978	-0-	-0-
Conversion of Series 4 preferred stock	10,985	(7,228)	-0-
Other	10,370	(325)	(1,628)

Issued at January 28, 2006	23,748,134	93,156	61,403
Exercise of options	357,423	-0-	-0-
Issue restricted stock	166,769	-0-	-0-
Issue shares — Employee Stock Purchase Plan	9,787	-0-	-0-
Shares repurchased	(1,062,400)	-0-	-0-
Other	10,745	(250)	(3,075)

Issued at February 3, 2007	23,230,458	92,906	58,328
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at February 3, 2007	22,741,994	92,906	58,328

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes
Income tax expense from continuing operations is comprised of the following:

In thousands	2007	2006	2005

Current
U.S. federal	$41,455	$38,486	$20,114
Foreign	1,110	231	432
State	6,435	6,192	2,035

Total Current Income Tax Expense	49,000	44,909	22,581

Deferred
U.S. federal	(4,865)	(4,429)	4,442
Foreign	(116)	(57)	(20)
State	(1,148)	(579)	1,639

Total Deferred Income Tax (Benefit) Expense	(6,129)	(5,065)	6,061

Total Income Tax Expense	$42,871	$39,844	$28,642

Discontinued operations were recorded net of income tax expense (benefit) of approximately ($0.4) million, $38,000 and ($0.1) million in Fiscal 2007, 2006 and 2005, respectively.
As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2007, 2006 and 2005, the Company realized an additional income tax benefit of approximately $2.4 million, $3.9 million and $3.3 million, respectively. These tax benefits are reflected as an adjustment to either additional paid-in capital or deferred tax asset.
In addition, during Fiscal 2006, the Company also realized a federal income tax benefit of $0.7 million related to stock options exercised as a result of the Hat World acquisition. As discussed in Note 2, this benefit was accounted for as a decrease to current taxes payable and a reduction to goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
Deferred tax assets and liabilities are comprised of the following:

	February 3,	January 28,
In thousands	2007	2006

Identified intangibles	$(21,064)	$(20,633)
Convertible bonds	(5,841)	(4,020)
Tax over book depreciation	-0-	-0-

Total deferred tax liabilities	(26,905)	(24,653)

Options	821	-0-
Deferred rent	7,656	10,085
Pensions	4,545	7,343
Expense accruals	6,409	4,016
Uniform capitalization costs	2,819	2,324
Book over tax depreciation	6,090	2,846
Provisions for discontinued operations and restructurings	636	644
Inventory valuation	2,114	525
Tax net operating loss and credit carryforwards	1,010	498
Allowances for bad debts and notes	198	145
Other	4,566	4,253

Deferred tax assets	36,864	32,679

Net Deferred Tax Assets	$9,959	$8,026

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2007	2006

Net current asset	$12,940	$8,649
Net non-current liability*	(2,981)	(623)

Net Deferred Tax Asset	$9,959	$8,026

*	Included in Deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2007	2006	2005

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.09	3.56	3.09
Previously accrued income taxes	.00	.00	(.93)
Other	.49	.32	(.01)

Effective Tax Rate	38.58%	38.88%	37.15%

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
In Fiscal 2005, the Company received a favorable tax settlement of $0.5 million and determined approximately $0.2 million of previously accrued income taxes were no longer required. These amounts are reflected as an income tax benefit in Fiscal 2005.
As of February 3, 2007, the Company had a Federal net operating loss carryforward of $1.5 million, as a result of an acquisition. Internal Revenue Code Section 382 imposes limitations due to ownership changes.
As of January 29, 2005, the Company had a Federal net operating loss carryforward of $1.9 million, as a result of an acquisition. Internal Revenue Code Section 382 imposes limitations due to ownership changes.
As of February 3, 2007 and January 28, 2006, the Company had state net operating loss carryforwards of $5.7 million and $6.4 million, respectively, expiring in tax years 2010 through 2026.
As of February 3, 2007 and January 28, 2006, the Company had state tax credits of $0.3 million and $0.3 million, respectively. These credits expire in tax years 2006 through 2021.
As of February 3, 2007, the Company had foreign tax credits of $0.2 million. These credits will expire in tax year 2017.
Management believes a valuation allowance is not necessary because it is more likely than not that the Company will ultimately utilize the entire loss carryforwards, credits and other deferred tax assets based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates.
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
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
Under the cash balance formula, beginning January 1, 1996, the Company credited each participants’ account annually with an amount equal to 4% of the participant’s compensation plus 4% of the participant’s compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant was credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who was inactive would be credited with interest at the lesser of 7% or the 30 year Treasury rate. Under the frozen plan, each participants’ cash balance plan account will be credited annually only with interest at the 30 year Treasury rate, not to exceed 7%, until the participant retires. The amount credited each year will be based on the rate at the end of the prior year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Other Postretirement Benefit Plans
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
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2007	2006	2007	2006

Benefit obligation at beginning of year	$121,943	$120,601	$3,927	$3,263
Service cost	250	250	216	205
Interest cost	6,423	6,639	200	197
Plan amendments	51	-0-	-0-	-0-
Plan participants’ contributions	-0-	-0-	158	150
Benefits paid	(9,246)	(8,595)	(351)	(511)
Actuarial (gain) or loss	(2,142)	3,048	(199)	623

Benefit Obligation at End of Year	$117,279	$121,943	$3,951	$3,927

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$98,721	$92,273	$-0-	$-0-
Actual gain on plan assets	9,498	8,043	-0-	-0-
Employer contributions	4,000	7,000	193	361
Plan participants’ contributions	-0-	-0-	158	150
Benefits paid	(9,246)	(8,595)	(351)	(511)

Fair Value of Plan Assets at End of Year	$102,973	$98,721	$-0-	$-0-

Funded Status at End of Year	$14,306	$23,222	$3,951	$3,927

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2007	2006	2007	2006

Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	280	-0-
Noncurrent liabilities	14,306	23,222	3,671	2,324

Net Amount Recognized	$14,306	$23,222	$3,951	$2,324

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2007	2006	2007	2006

Prior service cost	$51	$-0-	$-0-	$-0-
Net loss	34,377	42,719	1,317	-0-

Total Recognized in Accumulated Other Comprehensive (Income) Loss	$34,428	$42,719	$1,317	$-0-

Pension Benefits	December 31
In thousands	2006	2005
Projected benefit obligation	$117,279	$121,943
Accumulated benefit obligation	117,279	121,943
Fair value of plan assets	102,973	98,721

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Effect of Adopting SFAS No. 158
As of February 3, 2007, the Company adopted SFAS No. 158. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which changes occur. Retroactive application of SFAS No. 158 is prohibited, therefore Fiscal 2007 is presented as required under SFAS No. 158 and Fiscal 2006 is presented as required under the rules prior to SFAS No. 158. The incremental effects of applying SFAS No. 158 on the Consolidated Balance Sheet at February 3, 2007, was as follows:

	Balances before		Balances after
	Adoption of		Adoption of
In thousands	SFAS No. 158	Adjustments	SFAS No. 158
Deferred rent and other long-term liabilities	$63,443	$802	$64,245
Accumulated other comprehensive loss	$(20,525)	$(802)	$(21,327)
Total liabilities	$323,345	$802	$324,147
Total shareholders’ equity	$406,028	$(802)	$405,226
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2007	2006	2005	2007	2006	2005

Service cost	$250	$250	$2,164	$216	$205	$133
Interest cost	6,423	6,639	6,871	200	197	174
Expected return on plan assets	(7,779)	(7,702)	(7,492)	-0-	-0-	-0-
Amortization:
Prior service cost	-0-	-0-	(70)	-0-	-0-	-0-
Losses	4,480	4,502	4,015	87	83	54

Net amortization	4,480	4,502	3,945	87	83	54
Curtailment gain	-0-	-0-	(605)	-0-	-0-	-0-

Net Periodic Benefit Cost	$3,374	$3,689	$4,883	$503	$485	$361

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.6 million and $7,000, respectively.
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
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	NA	NA	—	—
Measurement date	12-31-2006	12-31-2005	2-3-2007	1-28-2006
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	4.50%	—	—	—
The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.50% to 5.75% from Fiscal 2006 to Fiscal 2007. The increase in the rate decreased the accumulated benefit obligation by $3.1 million and decreased the projected benefit obligation by $3.1 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.75% to 5.50% from Fiscal 2005 to Fiscal 2006. The decrease in the rate increased the accumulated benefit obligation by $3.2 million and increased the projected benefit obligation by $3.2 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.
Assumed health care cost trend rates at December 31

	2007	2006
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$86	$48
Accumulated postretirement benefit obligation	$447	$375
Plan Assets
The Company’s pension plan weighted average asset allocations as of December 31, 2006, and 2005, by asset category are as follows:

	Plan Assets
	at December 31
	2006	2005
Asset Category
Equity securities	65%	68%
Debt securities	34%	29%
Other	1%	3%

Total	100%	100%

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
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The Committee utilizes an outside investment consultant and a team of investment managers to implement its various investment strategies. Performance of the managers is reviewed quarterly and the investment objectives are consistently evaluated.
At February 3, 2007 and January 28, 2006, there were no Company related assets in the plan.
Cash Flows
Contributions
There was no ERISA cash requirement for the plan in 2006 and none is projected to be required in 2007. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $4.0 million contribution in March 2007.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2007	$9.8	$0.3
2008	9.8	0.3
2009	9.5	0.3
2010	9.1	0.3
2011	9.1	0.3
2012 – 2016	42.2	1.4

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to make matching contributions. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2005, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will make an additional contribution of 2 1/2 % of salary to each employee’s account. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. For matching contributions made in calendar 2002-2004, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. In calendar 2005 and future years, participants are vested immediately in the matching contribution of their accounts. The contribution expense to the Company for the matching program was approximately $3.6 million for Fiscal 2007, $3.6 million for Fiscal 2006 and $1.4 million for Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	February 3, 2007			January 28, 2006			January 29, 2005
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$68,247			$62,626			$48,460

Less: Preferred stock dividends	(256)			(273)			(292)

Basic EPS
Income available to common shareholders	67,991	22,646	$3.00	62,353	22,804	$2.73	48,168	22,008	$2.19

Effect of Dilutive Securities
Options		396			463			406
Convertible preferred stock(1)	167	67		84	37		-0-	-0-
4 1/8% Convertible Subordinated Debentures	2,415	3,899		2,467	3,899		2,467	3,899
Employees’ preferred stock(2)		60			62			64

Diluted EPS
Income available to common shareholders plus assumed conversions	$70,573	27,068	$2.61	$64,904	27,265	$2.38	$50,635	26,377	$1.92

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 4 for all periods presented, Series 3 for Fiscal 2005 and Series 1 for Fiscal 2005 and 2006. Therefore, conversion of Series 4 convertible preferred stock is not reflected in diluted earnings per share for all periods presented, Series 3 in Fiscal 2005 and Series 1 in Fiscal 2005 and 2006, because it would have been antidilutive. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2006 and 2007. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2006 and 2007. The amount of the dividend on Series 1 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2007. Therefore, conversion of Series 1 preferred shares were included in diluted earnings per share for Fiscal 2007. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 29,917, 37,263 and 13,960, respectively, as of February 3, 2007.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share, Continued
Options to purchase 75,459 shares of common stock at $36.40 per share, 2,378 shares of common stock at $40.05 per share, 109,681 shares of common stock at $38.14 per share and 951 shares of common stock at $37.41 per share were outstanding at the end of Fiscal 2007 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 3, 2007.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans
The Company’s stock-based compensation plans, as of February 3, 2007, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123.
Effective January 29, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for Fiscal 2007 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
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
For Fiscal 2007, the Company recognized share-based compensation cost of $4.1 million for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Earnings. The Company also recognized a total income tax benefit for share-based compensation arrangements of $1.0 million for Fiscal 2007. The Company did not capitalize any share-based compensation cost.
As a result of adopting SFAS No. 123(R), earnings before income taxes from continuing operations, earnings from continuing operations and net earnings for Fiscal 2007 were $4.1 million, $3.1 million, and $3.1 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for Fiscal 2007 was $0.14 and $0.11, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The following table illustrates the effect on net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for Fiscal 2006 and 2005:

	Fiscal Years
(In thousands, except per share amounts)	2006	2005
Net earnings, as reported	$62,686	$48,249
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	648	418
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,699)	(2,853)

Pro forma net earnings	$59,635	$45,814

Earnings per share:
Basic — as reported	$2.74	$2.18

Basic — pro forma	$2.60	$2.07

Diluted — as reported	$2.38	$1.91

Diluted — pro forma	$2.27	$1.82

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $2.4 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2007.
SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the Consolidated Statements of Cash Flows.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The Company granted 110,632 shares, 80,973 shares and 555,500 shares of fixed stock options in Fiscal 2007, 2006 and 2005, respectively. For Fiscal 2007, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2007, 2006 and 2005:

	Fiscal Years
	2007	2006	2005
Volatility	42.4%	41.5%	59.7%
Risk Free Rate	4.6%	4.4%	4.3%
Expected Term (years)	4.8	5.2	6.0
Dividend yields	0.0%	0.0%	0.0%
A summary of fixed stock option activity and changes for Fiscal 2007, 2006 and 2005 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)(1)
Outstanding at January 31, 2004	1,994,060	$15.26
Granted	555,500	24.66
Exercised	(647,461)	13.12
Forfeited	(8,000)	28.31

Outstanding, January 29, 2005	1,894,099	$18.70

Granted	80,973	36.51
Exercised	(510,586)	15.36
Forfeited	-0-	—

Outstanding at January 28, 2006	1,464,486	$20.84

Granted	110,632	38.13
Exercised	(357,423)	18.07
Forfeited	(56,909)	22.68

Outstanding, February 3, 2007	1,160,786	$23.25	6.97	$20,436

Exercisable, February 3, 2007	640,312	$19.81	6.12	$13,478

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2007, 2006 and 2005 was $7.3 million, $10.1 million and $8.4 million, respectively.
A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of February 3, 2007, are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 28, 2006	806,848	$13.11
Granted	110,632	16.42
Vested	(340,097)	12.23
Forfeited	(56,909)	13.24

Nonvested at February 3, 2007	520,474	$14.38

As of February 3, 2007, there were $5.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.54 years.
Cash received from option exercises under all share-based payment arrangements for Fiscal 2007, 2006 and 2005 was $6.5 million, $7.8 million and $8.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2.4 million, $3.9 million and $3.3 million for the Fiscal 2007, 2006 and 2005, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 1996 Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock pursuant to the terms of the 2005 Plan to two new non-employee directors in Fiscal 2006 on substantially the same terms as the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years. There were no shares issued in Fiscal 2007. There were 1,370 and 1,198 shares of restricted stock issued to directors for Fiscal 2006 and 2005, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Plan, Retainer Stock awards were made during Fiscal 2007 and 2006 on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. For Fiscal 2007, 2006 and 2005, the Company issued 3,022 shares, 2,465 shares and 5,345 shares, respectively, of Retainer Stock.
Also pursuant to the 1996 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. For Fiscal 2007, each outside director received restricted stock pursuant to the terms of the 2005 Plan valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. For Fiscal 2007, 2006 and 2005, the Company issued 16,400 shares, 8,855 shares and 15,822 shares, respectively, of director restricted stock.
For Fiscal 2007, 2006 and 2005, the Company recognized $0.5 million, $0.3 million and $0.3 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Earnings.
Employee Restricted Stock
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $0.1 million and $0.3 million for Fiscal 2006 and 2005, respectively. The 36,764 shares were issued in April 2005.
On June 1, 2001, the Company entered into a three year restricted stock agreement with a senior vice president of the Company. The number of shares to be issued was 20,000 shares and those shares were issued in June 2004. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $0.1 million in Fiscal 2005.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
Under the 2005 Plan, the Company issued 166,769 shares of employee restricted stock in Fiscal 2007. These shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The Company issued 228,594 shares of employee restricted stock in Fiscal 2006. Of the restricted shares issued in Fiscal 2006, 106,445 shares vest at the end of three years and the remaining shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. There were no shares of employee restricted stock issued in Fiscal 2005. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $2.9 million and $0.6 million for Fiscal 2007 and 2006, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 3, 2007 are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 29, 2005	—	—
Granted	228,594	$36.46
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	—	—

Nonvested at January 28, 2006	228,594	36.46

Granted	166,769	38.13
Vested	(21,607)	36.51
Withheld for federal taxes	(7,948)	36.51
Forfeited	(4,011)	36.40

Nonvested at February 3, 2007	361,797	$37.23

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 9,787 shares, 24,978 shares and 24,529 shares to employees in Fiscal 2007, 2006 and 2005, respectively.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $174,000 and $184,000 at February 3, 2007 and January 28, 2006, respectively, and were secured at February 3, 2007, by 9,060 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency, which has assumed primary regulatory responsibility for the site from NYSDEC, adopted a Proposed Remedial Action Plan (“PRAP”) in February 2007. The PRAP, which is subject to modification, recommends a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.
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
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
In December 2005, the U.S. Environmental Protection Agency (“EPA”) notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in New York State. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company has joined a joint defense group with other tannery PRP’s with respect to one of the two sites. The joint defense group has developed an estimated cost of remediation for the site and proposed an allocation of liabilities among the PRP’s that, if accepted, is estimated to result in liability to the Company of approximately $100,000 with respect to the site. There is no assurance that the proposed allocation will be accepted or that the actual cost of remediation will not exceed the estimate. While the Company presently cannot predict with assurance its liability, if any, with respect to the second site associated with the glue manufacturer’s waste disposal, it does not presently expect that its aggregate exposure with respect to the two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $1.4 million to $5.9 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $5.8 million as of February 3, 2007 and $5.4 million as of January 28, 2006. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
Other Matters
Patent Action
In January 2003, the Company was named a defendant in an action filed in the United States District Court for the Eastern District of Pennsylvania, Schoenhaus, et al. vs. Genesco Inc., et al., alleging that certain features of shoes in the Company’s Johnston & Murphy line infringe the plaintiff’s patent, misappropriate trade secrets and involve conversion of the plaintiff’s proprietary information and unjust enrichment of the Company. On January 10, 2005, the court granted summary judgment to the Company on the patent claims, finding that the accused products do not infringe the plaintiff’s patent. The plaintiffs appealed the summary judgment to the U.S. Court of Appeals for the Federal Circuit, pending which the trial court stayed the remainder of the case. On March 15, 2006, the Court of Appeals affirmed the summary judgment in the Company’s favor. In December 2006, the Company and the plaintiffs settled all remaining claims in the action, which was then dismissed.

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
Notes to Consolidated Financial Statements
Note 14
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear.
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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other, including litigation.

Fiscal 2007		Underground		Johnston
	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$696,889	$155,069	$342,641	$186,979	$79,158	$478	$1,461,214
Intercompany sales	-0-	-0-	-0-	-0-	(736)	-0-	(736)

Net sales to external customers	$696,889	$155,069	$342,641	$186,979	$78,422	$478	$1,460,478

Segment operating income (loss)	$83,835	$3,844	$41,359	$15,337	$6,777	$(29,002)	$122,150
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,105)	(1,105)

Earnings (loss) from operations	83,835	3,844	41,359	15,337	6,777	(30,107)	121,045
Interest expense	-0-	-0-	-0-	-0-	-0-	(10,488)	(10,488)
Interest income	-0-	-0-	-0-	-0-	-0-	561	561

Earnings (loss) before income taxes from continuing operations	$83,835	$3,844	$41,359	$15,337	$6,777	$(40,034)	$111,118

Total assets	$204,218	$56,385	$282,989	$67,732	$22,290	$95,759	$729,373
Depreciation	16,294	4,604	10,705	2,957	62	5,684	40,306
Capital expenditures	33,250	4,723	23,722	6,255	85	5,252	73,287

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Business Segment Information, Continued

Fiscal 2006		Underground		Johnston
	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$593,516	$164,054	$297,271	$170,015	$59,194	$290	$1,284,340
Intercompany sales	-0-	-0-	-0-	-0-	(464)	-0-	(464)

Net sales to external customers	$593,516	$164,054	$297,271	$170,015	$58,730	$290	$1,283,876

Segment operating income (loss)	$73,346	$10,890	$40,133	$10,396	$4,167	$(23,852)	$115,080
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,253)	(2,253)

Earnings (loss) from operations	73,346	10,890	40,133	10,396	4,167	(26,105)	112,827
Interest expense	-0-	-0-	-0-	-0-	-0-	(11,482)	(11,482)
Interest income	-0-	-0-	-0-	-0-	-0-	1,125	1,125

Earnings (loss) before income taxes from continuing operations	$73,346	$10,890	$40,133	$10,396	$4,167	$(36,462)	$102,470

Total assets	$166,890	$57,180	$244,186	$60,978	$23,207	$133,677	$686,118
Depreciation	13,213	4,057	9,173	2,833	47	5,299	34,622
Capital expenditures	24,292	6,913	21,126	2,443	132	2,040	56,946

Fiscal 2005		Underground		Johnston
	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$521,942	$148,039	$216,270	$162,599	$63,985	$323	$1,113,158
Intercompany sales	-0-	-0-	-0-	-0-	(477)	-0-	(477)

Net sales to external customers	$521,942	$148,039	$216,270	$162,599	$63,508	$323	$1,112,681

Segment operating income (loss)	$60,065	$6,963	$30,522	$9,230	$6,075	$(23,570)	$89,285
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,221)	(1,221)

Earnings (loss) from operations	60,065	6,963	30,522	9,230	6,075	(24,791)	88,064
Interest expense	-0-	-0-	-0-	-0-	-0-	(11,373)	(11,373)
Interest income	-0-	-0-	-0-	-0-	-0-	411	411

Earnings (loss) before income taxes from continuing operations	$60,065	$6,963	$30,522	$9,230	$6,075	$(35,753)	$77,102

Total assets	$152,292	$54,216	$219,795	$62,043	$18,469	$128,756	$635,571
Depreciation	12,409	3,727	6,599	2,793	112	5,626	31,266
Capital expenditures	10,858	6,051	12,898	3,154	35	6,484	39,480

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2007		2006		2007		2006		2007		2006		2007(a)		2006		2007(b)	2006

Net sales	$315,018		$286,085		$304,301		$275,168		$364,298		$316,336		$476,861		$406,287		$1,460,478	$1,283,876

Gross margin	161,369		146,553		153,390		138,958		181,454		161,511		234,622		205,385		730,835	652,407

Earnings before income taxes from continuing operations	17,480	(1)	13,726	(3)	10,131	(5)	11,265	(6)	26,431	(7)	26,406	(9)	57,076	(11)	51,073		111,118	102,470

Earnings from continuing operations	10,666		8,426		5,944		6,766		15,975		16,238		35,662		31,196		68,247	62,626

Net earnings	10,477	(2)	8,491	(4)	5,944		6,766		15,877	(8)	16,143	(10)	35,348	(12)	31,286	(13)	67,646	62,686

Diluted earnings per common share:
Continuing operations	.41		.33		.24		.27		.62		.62		1.36		1.15		2.61	2.38
Net earnings	.40		.34		.24		.27		.62		.61		1.35		1.15		2.59	2.38

(a)	14 week period vs. 13 weeks in prior period.

(b)	53 week period vs. 52 weeks in prior period.

(1)	Includes a net restructuring and other charge of $0.1 million (see Note 3).

(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(3)	Includes a net restructuring and other charge of $2.9 million (see Note 3).

(4)	Includes a gain of $0.1 million, net of tax, from discontinued operations (see Note 3).

(5)	Includes a net restructuring and other charge of $0.5 million (see Note 3).

(6)	Includes a net restructuring and other charge of $0.2 million (see Note 3).

(7)	Includes a net restructuring and other charge of $1.1 million (see Note 3).

(8)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net restructuring and other credit of $0.8 million (see Note 3).

(10)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a net restructuring and other credit of $0.6 million (see Note 3).

(12)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(13)	Includes a gain of $0.1 million, net of tax, from discontinued operations (see Note 3).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A, CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of February 3, 2007, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 and the attestation report of Ernst & Young LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 47 — 48, respectively, of this report.

(c)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B, OTHER INFORMATION
Not applicable.
PART III
ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2007 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.

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
ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors – Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2007 to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2007 to be filed with the Securities and Exchange Commission.
The following table provides certain information as of February 3, 2007 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)

Equity compensation plans approved by security holders	1,522,583	$23.25	1,313,433

Equity compensation plans not approved by security holders	—	—	—

Total	1,522,583	$23.25	1,313.433

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our Stock Incentive Plans.
*For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies - Stock Incentive Plans and Note 12 Share-Based Compensation Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2007 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2007 to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, February 3, 2007 and January 28, 2006
Consolidated Statements of Earnings, each of the three fiscal years ended 2007, 2006 and 2005
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedules
II -Valuation and Qualifying Accounts, each of the three fiscal years ended 2007, 2006 and 2005
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 119.
Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).

b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No.
1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit (3)a to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995.

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).

	b.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York

(including Form of 4.125% Convertible Subordinated Debenture due 2023).
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	c.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	d.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Amended and Restated Credit agreement, dated as of December 1, 2006, by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated y reference to Exhibit 10.1 to the current report on Form 8-K filed December 5, 2006 (File No. 1-3083).

	b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	c.	1996 Stock Incentive Plan as amended and restated, incorporated by reference to Registration Statement on Form S-8 filed May 1, 2003 (File No. 333-104908), and Form of Option Agreement.

	d.	Genesco Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2005 (File No. 1-3083).

	e.	2007 EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

	f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 21, 2007 (File No. 1-3083).

	g.	Employment Agreement, dated as of February 5, 2004, between Genesco Inc. and Robert J. Dennis. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 27, 2005 (File No. 1-3083).

	h.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	i.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	j.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	k.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	l.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

m.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

n.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

o.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

p.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

q.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

r.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*

s.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000 and Amendment to the Genesco Inc. Deferred Income Plan dated January 1, 2001. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

t.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

u.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).

v.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 24, 2005. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005.

(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 116.

(24)	Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.
Exhibits (10)b through (10)k, (10)o and (10)s through (10)v are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-94249, 333-62653, 333-08463, 333-104908 and 333-128201) and in the Registration Statement on Form S-3 (Registration Nos. 333-109019) of Genesco Inc. of our reports dated March 30, 2007, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, Genesco Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended February 3, 2007.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 30, 2007 with respect to the February 3, 2007 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 30, 2007

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
	By:	/s/ James S. Gulmi
James S. Gulmi
Date: April 4, 2007		Senior Vice President – Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the fourth day of April, 2007.

/s/ Hal N. Pennington	Chairman and Chief Executive Officer
Hal N. Pennington

/s/ Robert J. Dennis	President, Chief Operating Officer and a Director
Robert J. Dennis

/s/ James S. Gulmi	Senior Vice President – Finance and Chief Financial Officer
James S. Gulmi	(Principal Financial Officer)

/s/ Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *	William A. Williamson, Jr.*

*By	/s/ Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 3, 2007

Schedule 2
Genesco Inc.
       and Subsidiaries
                                    Valuation and Qualifying Accounts
Year Ended February 3, 2007

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$290	$274	$(74	) (1)	$490
Allowance for cash discounts	9	-0-	(4	) (2)	5
Allowance for wholesale sales returns	754	-0-	62	(3)	816
Allowance for customer deductions	76	-0-	8	(4)	84
Allowance for coop advertising	310	-0-	205	(5)	515

Totals	$1,439	$274	$197		$1,910

Year Ended January 28, 2006

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$357	$29	$(96	) (1)	$290
Allowance for cash discounts	5	-0-	4	(2)	9
Allowance for wholesale sales returns	1,144	-0-	(390	) (3)	754
Allowance for customer deductions	123	-0-	(47	) (4)	76
Allowance for coop advertising	537	-0-	(227	) (5)	310

Totals	$2,166	$29	$(756)		$1,439

Year Ended January 29, 2005

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$969	$3	$(615	) (1)	$357
Allowance for cash discounts	-0-	-0-	5	(2)	5
Allowance for wholesale sales returns	1,872	-0-	(728	) (3)	1,144
Allowance for customer deductions	208	-0-	(85	) (4)	123
Allowance for co-op advertising	415	-0-	122	(5)	537

Totals	$3,464	$3	$(1,301)		$2,166

Note: Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $1,000 in 2007, $4,000 in 2006 and $12,000 in 2005 to the addition above, the total bad debt expense amounted to $0.3 million in 2007, $33,000 in 2006 and $15,000 in 2005.

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