Form 10-Q
period 2007-05-05
GENESCO INC
filed 2007-06-14
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended May 5, 2007

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-3083
Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” inRule12b-2of the Exchange Act (check one:)
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Common Shares Outstanding June 1, 2007 — 22,773,767

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 5,	February 3,	April 29,
	2007	2007	2006

Assets
Current Assets
Cash and cash equivalents	$13,729	$16,739	$34,719
Accounts receivable, net of allowances of $1,975 at May 5, 2007, $1,910 at February 3, 2007 and $1,941 at April 29, 2006	23,586	24,084	22,742
Inventories	282,419	261,037	247,773
Deferred income taxes	16,082	12,940	9,070
Prepaids and other current assets	26,947	20,266	21,122

Total current assets	362,763	335,066	335,426

Property and equipment:
Land	4,861	4,861	4,972
Buildings and building equipment	17,527	17,445	14,743
Computer hardware, software and equipment	73,649	72,404	61,848
Furniture and fixtures	83,870	82,542	69,070
Construction in progress	16,239	12,005	16,716
Improvements to leased property	226,560	222,493	195,904

Property and equipment, at cost	422,706	411,750	363,253
Accumulated depreciation	(197,004)	(189,416)	(165,707)

Property and equipment, net	225,702	222,334	197,546

Goodwill	107,618	107,651	96,235
Trademarks	51,376	51,361	47,677
Other intangibles, net of accumulated amortization of $6,452 at May 5, 2007, $6,096 at February 3, 2007 and $4,794 at April 29, 2006	2,460	2,816	3,792
Other noncurrent assets	10,682	10,145	9,390

Total Assets	$760,601	$729,373	$690,066

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 5,	February 3,	April 29,
	2007	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$85,495	$65,083	$90,541
Accrued employee compensation	11,724	21,954	12,079
Accrued other taxes	9,187	9,829	8,097
Accrued income taxes	45	7,845	7,400
Other accrued liabilities	24,967	25,570	24,880
Provision for discontinued operations	4,256	4,455	4,112

Total current liabilities	135,674	134,736	147,109

Long-term debt	132,250	109,250	106,250
Pension liability	10,902	14,306	20,241
Deferred rent and other long-term liabilities	74,277	64,245	52,433
Provision for discontinued operations	1,610	1,610	1,824

Total liabilities	354,713	324,147	327,857

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	6,335	6,602	6,677
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
May 5, 2007 — 23,261,690/22,773,226 February 3, 2007 — 23,230,458/22,741,994 April 29, 2006 — 23,775,758/23,287,294	23,262	23,230	23,776
Additional paid-in capital	110,665	107,956	125,550
Retained earnings	304,501	306,622	249,645
Accumulated other comprehensive loss	(21,018)	(21,327)	(25,582)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	405,888	405,226	362,209

Total Liabilities and Shareholders’ Equity	$760,601	$729,373	$690,066

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended
	May 5,	April 29,
	2007	2006

Net sales	$334,651	$315,018
Cost of sales	162,807	153,649
Selling and administrative expenses	159,073	141,866
Restructuring and other, net	6,595	109

Earnings from operations	6,176	19,394

Interest expense, net:
Interest expense	2,422	2,274
Interest income	(20)	(360)

Total interest expense, net	2,402	1,914

Earnings before income taxes from continuing operations	3,774	17,480
Income taxes	1,571	6,814

Earnings from continuing operations	2,203	10,666
Provision for discontinued operations, net	-0-	(189)

Net Earnings	$2,203	$10,477

Basic earnings per common share:
Continuing operations	$0.10	$0.46
Discontinued operations	0.00	(0.01)

Net earnings	$0.10	$0.45

Diluted earnings per common share:
Continuing operations	$0.10	$0.41
Discontinued operations	0.00	$(0.01)

Net earnings	$0.10	$0.40

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 5,	April 29,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,203	$10,477
Tax benefit of stock options exercised	(105)	-0-
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	10,866	9,350
Deferred income taxes	(225)	(879)
Provision (recoveries) for losses on accounts receivable	(17)	57
Impairment of long-lived assets	6,331	88
Share-based compensation and restricted stock	2,064	1,699
Provision for discontinued operations	-0-	311
Other	487	387
Effect on cash from changes in working capital and other assets and liabilities:
Accounts receivable	494	(1,628)
Inventories	(21,382)	(17,125)
Prepaids and other current assets	(6,681)	115
Accounts payable	28,260	12,797
Other accrued liabilities	(18,389)	(25,858)
Other assets and liabilities	(1,580)	(928)

Net cash provided by (used in) operating activities	2,326	(11,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,742)	(19,070)
Acquisitions, net of cash acquired	(34)	-0-

Net cash used in investing activities	(20,776)	(19,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(58)	-0-
Tax benefit of stock options exercised	105	158
Change in overdraft balances	(7,847)	3,815
Borrowings under revolving credit facility	89,000	-0-
Payments on revolving credit facility	(66,000)	-0-
Dividends paid on non-redeemable preferred stock	(64)	(64)
Options exercised	304	566

Net cash provided by financing activities	15,440	4,475

Net Decrease in Cash and Cash Equivalents	(3,010)	(25,732)
Cash and cash equivalents at beginning of period	16,739	60,451

Cash and cash equivalents at end of period	$13,729	$34,719

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,134	$1,181
Income taxes	13,932	12,884
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 28, 2006	$6,695	$23,748	$123,137	$239,232	$(26,204)	$(17,857)		$348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	6,602	23,230	107,956	306,622	(21,327)	(17,857)		405,226

Cumulative effect of change in accounting principle (see Note 6)	-0-	-0-	-0-	(4,260)	-0-	-0-	-0-	(4,260)
Net earnings	-0-	-0-	-0-	2,203	-0-	-0-	$2,203	2,203
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(64)	-0-	-0-	-0-	(64)
Exercise of stock options	-0-	15	289	-0-	-0-	-0-	-0-	304
Employee and non-employee restricted stock	-0-	4	1,169	-0-	-0-	-0-	-0-	1,173
Share-based compensation	-0-	-0-	891	-0-	-0-	-0-	-0-	891
Tax benefit of stock options exercised	-0-	-0-	105	-0-	-0-	-0-	-0-	105
Conversion of Series 3 preferred stock	(268)	6	262	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	147	-0-	147	147
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	162	-0-	162	162
Other	1	7	(7)	-0-	-0-	-0-	-0-	1

Comprehensive income*							$2,512

Balance May 5, 2007	$6,335	$23,262	$110,665	$304,501	$(21,018)	$(17,857)		$405,888

*	Comprehensive income was $11.1 million for the first quarter ended April 29, 2006.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2008 (“Fiscal 2008”) and of the fiscal year ended February 3, 2007 (“Fiscal 2007”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at May 5, 2007 of 2,068 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
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
     Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets (see Note 3).

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increase the allowances in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Earnings.
Income tax reserves are determined using the methodology established by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 6 for additional information regarding income taxes.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Condensed Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R). On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is not effective for the Company until Fiscal 2009. The Company is assessing the impact the adoption of the measurement date will have on its consolidated financial position and results of operations.
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
     Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), adopted on the first day of Fiscal 2007, the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the first quarter of Fiscal 2008 and 2007, share-based compensation and restricted stock expense was $2.1 million and $1.7 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant.
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
The Company granted 2,351 shares of stock options for the three months ended May 5, 2007 at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. There were no options granted for the three months ended April 29, 2006. During the three months ended May 5, 2007, the Company issued 3,547 shares of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82. There were no employee restricted shares issued for the three months ended April 29, 2006. For the three months ended May 5, 2007 and April 29, 2006, the Company issued 6,761 shares and 3,022 shares, respectively, of director retainer stock.
Cash and Cash Equivalents
Included in cash and cash equivalents at May 5, 2007, February 3, 2007 and April 29, 2006 are cash equivalents of $0.6 million, $0.9 million and $20.6 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At May 5, 2007, February 3, 2007 and April 29, 2006, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $7.9 million, $15.8 million and $21.0 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. One customer accounted for 13% of the Company’s trade receivables balance and another customer accounted for 10% as of May 5, 2007, and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 5, 2007.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.7 million, $23.7 million and $21.4 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively, and deferred rent of $23.4 million, $22.3 million and $20.1 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.7 million and $0.7 million for the first quarter of Fiscal 2008 and Fiscal 2007, respectively.
Gift Cards
The Company has a gift card program that began in calendar 1999 for its Hat World operations and calendar 2000 for its footwear operations. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.
The Company recognized income of $0.6 million in Fiscal 2007 due to the Company’s belief that it now has sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Consolidated Statements of Earnings. As of February 4, 2007 gift card breakage is recognized in revenues.
Buying, Merchandising and Occupancy Costs
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statement of Earnings, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.6 million and $8.2 million for the first quarter of Fiscal 2008 and 2007, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million, $1.1 million and $0.6 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million and $0.5 million for the first quarter of Fiscal 2008 and 2007. During the first quarter of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.6 million and $0.7 million for the first quarter of Fiscal 2008 and 2007, respectively. During the first quarter of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. The cumulative adjustment to adopt SFAS No. 158 is also included in accumulated other comprehensive loss net of tax. Accumulated other comprehensive loss at May 5, 2007 consisted of $20.8 million of cumulative pension liability adjustments, net of tax, $0.8 million cumulative adjustment to adopt SFAS No. 158, net of tax, cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.2 million.

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
Derivative Instruments and Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively “SFAS No. 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three months ended May 5, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.

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
Note 2
Acquisitions

Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc. for a purchase price of $16.6 million plus debt assumed of $2.2 million funded from cash on hand. As of May 5, 2007, there were 49 Hat Shack retail headwear stores located primarily in the southeastern United States. The Company allocated $11.4 million of the purchase price to goodwill and $3.7 million to tradenames. The goodwill related to the Hat Shack acquisition is not deductible for tax purposes.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
The Company recorded a pretax charge to earnings of $6.6 million ($4.0 million net of tax) in the first quarter of Fiscal 2008. The charge included $6.3 million of charges for retail store asset impairments, primarily in the Underground Station Group and $0.3 million for the lease termination of one Hat World store. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market. In addition, the Company announced a plan in May of 2007 to close or convert up to 57 underperforming urban stores. The 57 targeted stores include 49 Underground Station stores and eight Hat World stores.
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
Discontinued Operations
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 28, 2006	$5,710	$3	$5,713
Additional provision Fiscal 2007	988	-0-	988
Charges and adjustments, net	(633)	(3)	(636)

Balance February 3, 2007	6,065	-0-	6,065
Additional provision Fiscal 2008	-0-	-0-	-0-
Charges and adjustments, net	(199)	-0-	(199)

Balance May 5, 2007*	5,866	-0-	5,866
Current provision for discontinued operations	4,256	-0-	4,256

Total Noncurrent Provision for Discontinued Operations	$1,610	$-0-	$1,610

*	Includes $5.7 million environmental provision including $4.1 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	May 5,	February 3,
In thousands	2007	2007

Raw materials	$196	$212
Wholesale finished goods	30,126	29,272
Retail merchandise	252,097	231,553

Total Inventories	$282,419	$261,037

Note 5
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euros to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at May 5, 2007 and February 3, 2007 was $9.1 million and $8.0 million, respectively. Forward exchange contracts have an average remaining term of approximately two and one-half months. The gain based on spot rates under these contracts at May 5, 2007 was $0.3 million and the loss based on spot rates under these contracts at February 3, 2007 was $4,000. For the three months ended May 5, 2007 and April 29, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million and $1.0 million, respectively, in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006.
Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $4.3 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the February 4, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits were approximately $8.2 million as of February 4, 2007. If these unrecognized tax benefits were recognized, approximately $4.8 million would favorably impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $1.5 million and $0.7 million, respectively, as of February 4, 2007 and approximately $1.7 million and $0.7 million, respectively, as of May 5, 2007.

•	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many state jurisdictions and foreign jurisdictions. With a few exceptions, the Company’s U.S. Federal and State and Local income tax returns for tax years 2004 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years.
The provision for income taxes resulted in an effective tax rate of 41.6% for the three months ended May 5, 2007, compared with an effective tax rate of 39.0% for the three months ended April 29, 2006. The increase in the effective tax rate for the first quarter of Fiscal 2008 was primarily attributable to FIN 48.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	May 5,	April 29,	May 5,	April 29,
In thousands	2007	2006	2007	2006

Service cost	$63	$63	$57	$54
Interest cost	1,615	1,608	52	50
Expected return on plan assets	(2,006)	(1,948)	-0-	-0-
Amortization:
Prior service cost	2	-0-	-0-	-0-
Losses	905	1,165	18	22

Net amortization	907	1,165	18	22

Net Periodic Benefit Cost	$579	$888	$127	$126

While there was no cash requirement projected for the plan in 2007, the Company made a $4.0 million contribution to the plan in March 2007.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 5, 2007			April 29, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$2,203			$10,666

Less: Preferred stock dividends	(64)			(64)

Basic EPS
Income available to common shareholders	2,139	22,391	$.10	10,602	23,042	$.46

Effect of Dilutive Securities
Options		456			434
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	604	3,899		604	3,899
Employees’ preferred stock(2)		58			61

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,743	26,804	$.10	$11,206	27,436	$.41

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 29,917, 31,604 and 13,960, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the three months ended May 5, 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of May 5, 2007.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, adopted a Proposed Remedial Action Plan (“PRAP”) in February 2007. The PRAP, which is subject to modification, recommends a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.
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
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued

In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in New York State. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company has joined a joint defense group with other tannery PRP’s with respect to one of the two sites. The joint defense group has developed an estimated cost of remediation for the site and proposed an allocation of liabilities among the PRP’s that, if accepted, is estimated to result in liability to the Company of approximately $100,000 with respect to the site. There is no assurance that the proposed allocation will be accepted or that the actual cost of remediation will not exceed the estimate. While the Company presently cannot predict with assurance its liability, if any, with respect to the second site associated with the glue manufacturer’s waste disposal, it does not presently expect that its aggregate exposure with respect to the two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $1.4 million to $3.5 million, and considers the cost of implementing the Plan to be the most likely cost within that range. While management believes that the Plan should be sufficient to satisfy applicable regulatory standards with respect to the site, until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued

Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $5.7 million as of May 5, 2007, $5.8 million as of February 3, 2007 and $5.7 million as of April 29, 2006. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
Other Matters
California Employment Matters
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. The Company disputes the material allegations of the complaint and intends to defend the matter vigorously.
Tennessee Shareholder Suit
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The complaint alleges, among other things, that the individual defendants (directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint seeks class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. The defendants have not filed a response to the complaint as of the date of this report.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
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

Three Months Ended		Underground		Johnston
May 5, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$155,921	$29,810	$78,844	$46,294	$23,731	$253	$334,853
Intercompany sales	-0-	-0-	-0-	-0-	(202)	-0-	(202)

Net sales to external customers	$155,921	$29,810	$78,844	$46,294	$23,529	$253	$334,651

Segment operating income (loss)	$10,817	$(2,168)	$2,652	$4,470	$3,079	$(6,079)	$12,771
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(6,595)	(6,595)

Earnings (loss) from operations	10,817	(2,168)	2,652	4,470	3,079	(12,674)	6,176
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,422)	(2,422)
Interest income	-0-	-0-	-0-	-0-	-0-	20	20

Earnings (loss) before income taxes from continuing operations	$10,817	$(2,168)	$2,652	$4,470	$3,079	$(15,076)	$3,774

Total assets	$213,711	$50,771	$300,868	$69,257	$26,729	$99,265	$760,601
Depreciation	4,412	1,142	3,057	781	20	1,454	10,866
Capital expenditures	11,339	644	6,823	1,556	26	354	20,742

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
April 29, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$141,500	$39,956	$70,688	$44,031	$19,251	$44	$315,470
Intercompany sales	-0-	-0-	-0-	-0-	(452)	-0-	(452)

Net sales to external customers	$141,500	$39,956	$70,688	$44,031	$18,799	$44	$315,018

Segment operating income (loss)	$13,151	$2,405	$6,007	$2,823	$1,729	$(6,612)	$19,503
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(109)	(109)

Earnings (loss) from operations	13,151	2,405	6,007	2,823	1,729	(6,721)	19,394
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,274)	(2,274)
Interest income	-0-	-0-	-0-	-0-	-0-	360	360

Earnings (loss) before income taxes from continuing operations	$13,151	$2,405	$6,007	$2,823	$1,729	$(8,635)	$17,480

Total assets	$189,964	$58,078	$251,558	$59,799	$21,196	$109,471	$690,066
Depreciation	3,697	1,099	2,495	685	13	1,361	9,350
Capital expenditures	9,409	1,589	5,666	1,400	14	992	19,070

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Uncertainty regarding the effect or outcome of the Company’s recently announced decision to explore strategic alternatives.

•	The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its recently announced store closing plan on schedule and at expected expense levels.

•	Weakness in consumer demand for products sold by the Company.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in foreign exchange rates and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 9 to the Condensed Consolidated Financial Statements.

•	Fluctuations in oil prices causing changes in gasoline and energy prices resulting in changes in consumer spending and utility and product costs.
In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 and this Quarterly Report under the heading “Item 1A. Risk Factors.” Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,068 retail footwear and headwear stores throughout the United States and Puerto Rico including 27 headwear stores in Canada as of May 5, 2007. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers brand to more than 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
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
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,825 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 1,975 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,725 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, primarily in the Underground Station Group, due to the deterioration in the urban market. The targeted stores include 49 Underground Station stores. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed in Fiscal 2005 as quickly as it is financially feasible, subject to landlord approval. During the three months ended May 5, 2007, one Jarman store was closed and one Jarman store was converted to an Underground Station store. During Fiscal 2007, 16 Jarman stores were closed and three Jarman stores were converted to Underground Station stores.
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
Strategy
The Company’s strategy is to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. Generally, the Company attempts to develop strategies to mitigate all the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices, may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts. The Company has also made and will continue to consider acquisitions to supplement its organic growth. The Company announced on May 31, 2007 that it has engaged Goldman Sachs & Co. to help the board of directors evaluate strategic alternatives to maximize shareholder value.
Summary of Operating Results
The Company’s net sales increased 6.2% during the first quarter of Fiscal 2008 compared to the first quarter of Fiscal 2007. The increase was driven primarily by the addition of new stores, a 25% increase in Licensed Brands sales and a 3% increase in Johnston & Murphy wholesale sales. Gross margin increased slightly as a percentage of net sales during the first quarter of Fiscal 2008, primarily due to increased margin in the Johnston & Murphy Group and Licensed Brands businesses. Selling and administrative expenses increased as a percentage of net sales during the first quarter of Fiscal 2008 due to increased expenses as a percentage of net sales in Journeys Group, Underground Station Group and Hat World Group. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2008 primarily due to decreased earnings from operations in the Journeys Group, Underground Station Group and Hat World Group businesses, partially offset by an increase in operating income in the Johnston & Murphy Group and Licensed Brands businesses.
Significant Developments
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $6.6 million ($4.0 million net of tax) in the first quarter of Fiscal 2008. The charge included $6.3 million of charges for retail store asset impairments, primarily in the Underground Station Group and $0.3 million for the lease termination of one Hat World store. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market. In addition, the Company announced a plan in May of 2007 to close or convert up to 57 underperforming urban stores. The 57 targeted stores include 49 Underground Station stores and eight Hat World stores.
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2007. The charge was primarily for retail store asset impairments.
Comparable Sales
Comparable store sales begin in the 53rd week of operation. Temporary store closings are excluded from the computation of comparable store calculation for every full week of the store closing. Expanded stores are excluded from the Company’s comparable store sales calculation until the 53rd week of operation. E-commerce and catalog sales are excluded from comparable store sales calculations.
Results of Operations — First Quarter Fiscal 2008 Compared to Fiscal 2007
The Company’s net sales in the first quarter ended May 5, 2007 increased 6.2% to $334.7 million from $315.0 million in the first quarter ended April 29, 2006. Gross margin increased 6.5% to $171.8 million in the first quarter this year from $161.4 million in the same period last year and increased as a percentage of net sales from 51.2% to 51.4%. Selling and administrative expenses in the first quarter this year increased 12.1% from the first quarter last year and increased as a percentage of net sales from 45.0% to 47.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the first quarter ended May 5, 2007 were $3.8 million compared to $17.5 million for the first quarter ended April 29, 2006. Pretax earnings for the first quarter ended May 5, 2007 included restructuring and other charges of $6.6 million ($3.9 million net of tax) primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market. In addition, the Company announced a plan in May of 2007 to close or convert up to 57 underperforming urban stores. The 57 targeted stores include 49 Underground Station stores and eight Hat World stores. Pretax earnings for the first quarter ended April 29, 2006 included restructuring and other charges of $0.1 million, primarily for retail store asset impairments.
Net earnings for the first quarter ended May 5, 2007 were $2.2 million ($0.10 diluted earnings per share) compared to $10.5 million ($0.40 diluted earnings per share) for the first quarter ended April 29, 2006. The Company recorded an effective income tax rate of 41.6% in the first quarter this year compared to 39.0% in the same period last year. The variance in the effective tax rate for the first quarter this year compared to the first quarter last year is primarily attributable to FIN 48. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
Journeys Group

	Three Months Ended
	May 5,	April 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$155,921	$141,500	10.2%
Earnings from operations	$10,817	$13,151	(17.7)%
Operating margin	6.9%	9.3%
Net sales from Journeys Group increased 10.2% for the first quarter ended May 5, 2007 compared to the same period last year. The increase reflects primarily a 12% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 3% increase in comparable store sales. The comparable store sales increase reflects an increase of 7% in footwear unit comparable sales, offset by a 4% decline in the average price per pair of shoes, reflecting changes in product mix. Unit sales increased 31% during the same period. Journeys operated 884 stores at the end of the first quarter of Fiscal 2008, including 84 Journeys Kidz stores and 23 Shi by Journeys stores, compared to 790 stores at the end of the first quarter last year, including 57 Journeys Kidz stores and three Shi by Journeys stores.
Journeys Group earnings from operations for the first quarter ended May 5, 2007 decreased 17.7% to $10.8 million compared to $13.2 million for the first quarter ended April 29, 2006. The decrease was due to increased expenses as a percentage of net sales, reflecting increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products and increased rent from new stores and lease renewals and to increased employee expenses due to higher minimum wage costs.
Underground Station Group

	Three Months Ended
	May 5,	April 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$29,810	$39,956	(25.4)%
Earnings (loss) from operations	$(2,168)	$2,405	NM
Operating margin	(7.3)%	6.0%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 25.4% to $29.8 million for the first quarter ended May 5, 2007 from $40.0 million for the same period last year. Sales for Underground Station stores decreased 22% for the first quarter ended May 5, 2007. Sales for Jarman retail stores decreased 41% for the first quarter this year, reflecting a 40% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 22% for the Underground Station Group, 23% for Underground

Station stores and 14% for Jarman retail stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the loss of the chain’s most popular athletic brand from its product offering. The average price per pair of shoes for Underground Station Group decreased 15% in the first quarter of Fiscal 2008 and unit sales decreased 10% during the same period. The average price per pair of shoes at Underground Station stores decreased 16% in the first quarter of Fiscal 2008 primarily reflecting changes in product mix and increased markdowns. Unit sales in the Underground Station stores decreased 4% during the first quarter of Fiscal 2008. Underground Station Group operated 223 stores at the end of the first quarter of Fiscal 2008, including 195 Underground Station stores, compared to 232 stores at the end of the first quarter last year, including 186 Underground Station stores.
Underground Station Group loss from operations for the first quarter ended May 5, 2007 was $(2.2) million compared to earnings from operations of $2.4 million in the first quarter ended April 29, 2006. The decrease was due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales from negative leverage in the store related expenses due to negative comparable store sales in the first quarter this year.
Hat World Group

	Three Months Ended
	May 5,	April 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$78,844	$70,688	11.5%
Earnings from operations	$2,652	$6,007	(55.9)%
Operating margin	3.4%	8.5%
Net sales from Hat World Group increased 11.5% for the first quarter ended May 5, 2007 compared to the same period last year, reflecting primarily a 23% increase in average stores operated. Hat World Group comparable store sales were down 4% for the first quarter ended May 5, 2007. The Company believes the comparable store sales were impacted by a challenging urban market partially offset by strength in fashion-oriented Major League Baseball products, as well as branded action headwear. Hat World Group operated 809 stores at the end of the first quarter of Fiscal 2008, including 27 stores in Canada, 3 Lids Kids stores and 49 Hat Shack stores compared to 660 stores at the end of the first quarter last year, including 18 stores in Canada.
Hat World Group earnings from operations for the first quarter ended May 5, 2007 decreased 55.9% to $2.7 million compared to $6.0 million for the first quarter ended April 29, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and to increased expenses as a percentage of net sales resulting from negative leverage in store related expenses due to negative comparable store sales in the first quarter this year.

Johnston & Murphy Group

	Three Months Ended
	May 5,	April 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$46,294	$44,031	5.1%
Earnings from operations	$4,470	$2,823	58.3%
Operating margin	9.7%	6.4%
Johnston & Murphy Group net sales increased 5.1% to $46.3 million for the first quarter ended May 5, 2007 from $44.0 million for the first quarter ended April 29, 2006, reflecting primarily a 4% increase in comparable store sales combined with a 3% increase in average stores operated for Johnston & Murphy retail operations and a 3% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the first quarter of Fiscal 2008 while the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 71.8% of Johnston & Murphy Group segment sales in the first quarter this year, up from 71.3% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 2% (6% in the Johnston and Murphy Shops) in the first quarter this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit sales were flat during the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2008 included 152 Johnston & Murphy shops and factory stores compared to 147 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2007.
Johnston & Murphy Group earnings from operations for the first quarter ended May 5, 2007 increased 58.3% compared to the same period last year, primarily due to increased net sales, to increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing in the retail business, and to decreased expenses as a percentage of net sales reflecting operating leverage from the comparable store and wholesale sales increases.
Licensed Brands

	Three Months Ended
	May 5,	April 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$23,529	$18,799	25.2%
Earnings from operations	$3,079	$1,729	78.1%
Operating margin	13.1%	9.2%
Licensed Brands’ net sales increased 25.2% to $23.5 million for the first quarter ended May 5, 2007, from $18.8 million for the first quarter ended April 29, 2006. The sales increase reflects the increase in demand for Dockers Footwear, related to retail sell-through, due in part to increased shelf space in existing accounts. Unit sales for Dockers Footwear increased 21% for the first quarter this year and the average price per pair of shoes increased 4% compared to the same period last year.
Licensed Brands’ earnings from operations for the first quarter ended May 5, 2007 increased 78.1% from $1.7 million for the first quarter ended April 29, 2006 to $3.1 million, primarily due to increased net sales, to increased gross margin as a percentage of net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the first quarter ended May 5, 2007 were $12.7 million compared to $6.7 million for the first quarter ended April 29, 2006. Corporate expenses in the first quarter this year included $6.6 in restructuring and other charges, primarily for retail store asset impairments in underperforming urban stores primarily in the Underground Station Group. Last year’s first quarter included $0.1 million in restructuring and other charges, primarily for retail store asset impairments.
Interest expense increased 6.5% from $2.3 million in the first quarter ended April 29, 2006 to $2.4 million for the first quarter ended May 5, 2007, primarily due to the increase in the revolver borrowings as a result of the Hat Shack acquisition late in Fiscal 2007 and stock repurchases of $32.1 million in Fiscal 2007. There were no borrowings under the Company’s revolving credit facility during the three months ended April 29, 2006. Interest income decreased 94.4% for the first quarter ended May 5, 2007 due to the decrease in average short-term investments.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 5,	February 3,	April 29,
	2007	2007	2006
	(dollars in millions)
Cash and cash equivalents	$13.7	$16.7	$34.7
Working capital	$227.1	$200.3	$188.3
Long-term debt	$132.3	$109.3	$106.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $2.3 million in the first three months of Fiscal 2008 compared to cash used in operating activities of $11.1 million in the first three months of Fiscal 2007. The $13.5 million increase in cash flow from operating activities from last year reflects primarily an increase in cash flow from changes in accounts payable, other accrued liabilities and accounts receivable of $15.5 million, $7.5 million and $2.1 million, respectively, offset by a decrease in cash flow from changes in inventory of $4.3 million and changes in other current assets of $6.8 million. The $15.5 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $7.5 million increase in cash flow from other accrued liabilities was due to decreased bonus payments and changes in the timing of payments due to later balance sheet dates. The $2.1 million increase in cash flow from accounts receivable was due to decreased tenant allowance receivables offset by increased wholesale sales. The $4.3 million decrease in cash flow from inventory was due to growth in our retail businesses to support the net increase of 59 stores in the first quarter of Fiscal 2008 versus 56 stores in the first quarter of Fiscal 2007 and the addition of the 49 Hat Shack stores that were acquired late in the fourth quarter of Fiscal 2007. The $6.8 million change in cash flow from other current assets was primarily due to increased prepaid taxes.
The $21.4 million increase in inventories at May 5, 2007 from February 3, 2007 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 59 stores in the first quarter this year as well as $7.5 million in additional Hat World inventory that arrived earlier than expected.
Accounts receivable at May 5, 2007 decreased $0.5 million compared to February 3, 2007 due primarily to reductions in receivables relating primarily to tenant allowances offset by increased wholesale accounts receivable due to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	May 5,	April 29,
	2007	2006
	(in thousands)
Accounts payable	$28,260	$12,797
Accrued liabilities	(18,389)	(25,858)

	$9,871	$(13,061)

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to decreased bonus payments in the first quarter of Fiscal 2008.
Revolving credit borrowings averaged $17.5 million during the three months ended May 5, 2007 and there were no revolving credit borrowings for the three months ended April 29, 2006, as cash generated from operations funded the seasonal working capital requirements and the Company borrowed under its revolving credit facility to fund its capital expenditures in the first quarter ended May 5, 2007. The Company acquired Hat Shack late in the fourth quarter of Fiscal 2007 for $16.6 million and paid $1.6 million of the $2.2 million debt assumed in the acquisition which contributed to revolver borrowings in the first quarter of Fiscal 2008.
The Company’s contractual obligations over the next five years have increased from February 3, 2007. Operating lease obligations increased to $1.2 billion from $1.0 billion due to new store openings. Purchase obligations increased to $341 million from $163 million due to seasonal increases in purchases of retail inventory and new store openings. Long-term debt increased to $132.3 million from $109.3 million due to increased revolver borrowings as a result of the Hat Shack acquisition late in the fourth quarter of Fiscal 2007 and $32.1 million of stock repurchases during Fiscal 2007.
Capital Expenditures
Total capital expenditures in Fiscal 2008 are expected to be approximately $92.0 million. These include expected retail capital expenditures of $84.7 million to open approximately 50-60 Journeys stores, 40 Journeys Kidz stores, 38 Shi by Journeys stores, 14 Johnston & Murphy shops and factory stores, two Underground Station stores and 100-105 Hat World stores including 15 Lids Kids stores and to complete 151 major store renovations, including two conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2008 for other purposes is expected to be approximately $7.3 million, including approximately $3.3 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to fund all of its planned capital expenditures through Fiscal 2008, although the Company plans to borrow under its revolving credit facility from time to time to support seasonal working capital requirements. The approximately $4.3 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the three months ended May 5, 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of May 5, 2007.
There were $10.9 million of letters of credit outstanding and $46.0 million revolver borrowings outstanding under the Credit Facility at May 5, 2007. The gross availability under the Credit Facility was $195.7 million leaving net availability under the Credit Facility of $138.8 million. The Company is not required to comply with any financial covenants unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because adjusted excess availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at May 5, 2007.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the fixed charge coverage must be greater than 1.0 to 1.0. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $246,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. There were no accruals made in the first quarter of Fiscal 2008. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 5, 2007. As a result, the Company considers the interest rate market risk implicit in these investments at May 5, 2007 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 5, 2007, the Company had $9.1 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at May 5, 2007 was $0.3 million based on current spot rates. As of May 5, 2007, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.8 million.
Accounts Receivable — The Company’s accounts receivable balance at May 5, 2007 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 13% of the Company’s trade accounts receivable balance and another customer accounted for 10% as of May 5, 2007 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 5, 2007. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at May 5, 2007, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2008 would not be material.
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three months ended May 5, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.
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

Based on their evaluation as of May 5, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The Company incorporates by reference the information regarding legal proceedings in Note 9 of the Company’s Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in its Fiscal 2007 Form 10-K, which risk factors are incorporated herein by reference, as well as to the additional risk factors described below. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.
Our exploration of strategic alternatives may have an adverse impact on our business operations, and therefore on our operating results and/or financial outlook, and, if no transaction results, our stock price is likely to be adversely affected.
On May 31, 2007, the Company announced that its board of directors had authorized commencement of a process to explore strategic alternatives to maximize shareholder value, including a possible sale of the Company, and that the Company had retained investment bankers to act as financial advisors in this process. There are various risks and uncertainties relating to the Company’s exploration of strategic alternatives, including:
•	exploration of strategic alternatives may distract management and cause employees to lose focus on normal business operations;

•	the process of exploring strategic alternatives may be time consuming and expensive and may result in missing or not executing on near or long-term business opportunities;

•	perceived uncertainties as to the Company’s future direction may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management, and may also impact its relationships with various other constituencies, such as customers and vendors;

•	the Company may not be able to identify and consummate an attractive strategic alternative, and even if it does, the Company may not be able to successfully achieve the benefits of any strategic alternative undertaken.
All of the foregoing could have a material adverse effect on the Company’s operating results and/or financial outlook. In addition, if the exploration of strategic alternatives does not result in a transaction, or, alternatively, results in a transaction different than the market expects, it is likely that the Company’s stock price, which has increased significantly following Foot Locker’s April 20, 2007 announcement that it had submitted an offer to purchase all of the outstanding shares of common stock of the Company for $46.00 per share, would be adversely affected.

Item 6. Exhibits
Exhibits
(10.1)	Form of New Director Restricted Stock Agreement under the Genesco Inc. 2005 Equity Incentive Plan.
(10.2)	Form of Director Restricted Stock Agreement under the Genesco Inc. 2005 Equity Incentive Plan.
(10.3)	Amendment effective as of January 1, 2005 to the Genesco Inc. Deferred Income Plan, effective as of July 1, 2000 and amendment thereto effective January 1, 2001.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: June 14, 2007