Form 10-Q
period 2007-08-04
GENESCO INC
filed 2007-09-13
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended August 4, 2007

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

Common Shares Outstanding August 31, 2007 – 22,794,106

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 4,	February 3,	July 29,
	2007	2007	2006

Assets
Current Assets
Cash and cash equivalents	$22,129	$16,739	$19,360
Accounts receivable, net of allowances of $2,044 at August 4, 2007, $1,910 at February 3, 2007 and $2,087 at July 29, 2006	22,154	24,084	19,293
Inventories	347,574	261,037	331,439
Deferred income taxes	12,849	12,940	8,907
Prepaids and other current assets	41,761	20,266	22,406

Total current assets	446,467	335,066	401,405

Property and equipment:
Land	4,861	4,861	4,972
Buildings and building equipment	16,423	17,445	14,742
Computer hardware, software and equipment	73,292	72,404	66,135
Furniture and fixtures	86,703	82,542	71,543
Construction in progress	19,234	12,005	13,732
Improvements to leased property	238,301	222,493	207,412

Property and equipment, at cost	438,814	411,750	378,536
Accumulated depreciation	(202,660)	(189,416)	(174,117)

Property and equipment, net	236,154	222,334	204,419

Goodwill	107,618	107,651	96,235
Trademarks	51,389	51,361	47,675
Other intangibles, net of accumulated amortization of $6,798 at August 4, 2007, $6,096 at February 3, 2007 and $5,244 at July 29, 2006	2,114	2,816	3,342
Other noncurrent assets	10,827	10,145	9,033

Total Assets	$854,569	$729,373	$762,109

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 4,	February 3,	July 29,
Liabilities and Shareholders’ Equity	2007	2007	2006

Current Liabilities
Accounts payable	$119,727	$65,083	$144,954
Accrued employee compensation	13,269	21,954	14,612
Accrued other taxes	10,154	9,829	9,514
Accrued income taxes	-0-	7,845	-0-
Other accrued liabilities	27,380	25,570	27,177
Provision for discontinued operations	5,571	4,455	3,909

Total current liabilities	176,101	134,736	200,166

Long-term debt	188,220	109,250	129,250
Pension liability	11,786	14,306	21,083
Deferred rent and other long-term liabilities	72,691	64,245	53,288
Provision for discontinued operations	1,794	1,610	1,802

Total liabilities	450,592	324,147	405,589

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,676	6,602	6,648
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 4, 2007 – 23,277,262/22,788,798 February 3, 2007 – 23,230,458/22,741,994 July 29, 2006 – 23,360,219/22,871,755	23,277	23,230	23,360
Additional paid-in-capital	113,510	107,956	114,196
Retained earnings	300,282	306,622	255,525
Accumulated other comprehensive loss	(20,911)	(21,327)	(25,352)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	403,977	405,226	356,520

Total Liabilities and Shareholders’ Equity	$854,569	$729,373	$762,109

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	$327,977	$304,301	$662,628	$619,319
Cost of sales	164,358	150,911	327,165	304,560
Selling and administrative expenses	166,059	140,619	325,132	282,485
Restructuring and other, net	158	480	6,753	589

(Loss) earnings from operations	(2,598)	12,291	3,578	31,685

Interest expense, net
Interest expense	3,059	2,267	5,481	4,541
Interest income	(59)	(107)	(79)	(467)

Total interest expense, net	3,000	2,160	5,402	4,074

(Loss) earnings before income taxes from continuing operations	(5,598)	10,131	(1,824)	27,611
Income tax (benefit) provision	(2,658)	4,187	(1,087)	11,001

(Loss) earnings from continuing operations	(2,940)	5,944	(737)	16,610
Provision for discontinued operations, net	(1,225)	-0-	(1,225)	(189)

Net (Loss) Earnings	$(4,165)	$5,944	$(1,962)	$16,421

Basic (loss) earnings per common share:
Continuing operations	$(.13)	$.26	$(.04)	$.72
Discontinued operations	$(.06)	$.00	$(.05)	$(.01)

Net (loss) earnings	$(.19)	$.26	$(.09)	$.71

Diluted (loss) earnings per common share:
Continuing operations	$(.13)	$.24	$(.04)	$.65
Discontinued operations	$(.06)	$.00	$(.05)	$(.01)

Net (loss) earnings	$(.19)	$.24	$(.09)	$.64

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(4,165)	$5,944	$(1,962)	$16,421
Tax benefit of stock options exercised	(33)	-0-	(138)	(158)
Adjustments to reconcile net (loss)/earnings to net cash used in operating activities:
Depreciation	10,935	9,827	21,801	19,177
Deferred income taxes	3,520	(446)	3,295	(1,325)
Provision for losses on accounts receivable	40	197	23	254
Impairment of long-lived assets	352	460	6,683	548
Share-based compensation and restricted stock	2,053	1,806	4,117	3,505
Provision for discontinued operations	2,011	-0-	2,011	311
Other	1,064	338	1,551	883
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	1,392	3,252	1,886	1,624
Inventories	(65,155)	(83,666)	(86,537)	(100,791)
Prepaids and other current assets	(14,814)	(893)	(21,495)	(778)
Accounts payable	35,877	47,859	64,137	60,656
Other accrued liabilities	4,150	(3,231)	(14,239)	(29,089)
Other assets and liabilities	(823)	2,776	(2,403)	1,848

Net cash used in operating activities	(23,596)	(15,777)	(21,270)	(26,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,385)	(17,343)	(43,127)	(36,413)
Acquisitions, net of cash acquired	-0-	-0-	(34)	-0-
Proceeds from assets sales	6	-0-	6	-0-

Net cash used in investing activities	(22,379)	(17,343)	(43,155)	(36,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(43)	-0-	(101)	-0-
Tax benefit of stock options exercised	33	-0-	138	158
Shares repurchased	-0-	(11,729)	-0-	(11,729)
Change in overdraft balances	(1,646)	6,554	(9,493)	10,369
Borrowings under revolving credit facility	98,000	30,000	187,000	30,000
Payments on revolving credit facility	(42,000)	(7,000)	(108,000)	(7,000)
Dividends paid on non-redeemable preferred stock	(54)	(64)	(118)	(128)
Options exercised	85	-0-	389	566

Net cash provided by financing activities	54,375	17,761	69,815	22,236

Net Increase (Decrease) in Cash and Cash Equivalents	8,400	(15,359)	5,390	(41,091)
Cash and cash equivalents at beginning of period	13,729	34,719	16,739	60,451

Cash and cash equivalents at end of period	$22,129	$19,360	$22,129	$19,360

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,297	$2,869	$4,431	$4,050
Income taxes	12,408	14,383	26,340	27,267
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income (Loss)	Equity

Balance January 28, 2006	$6,695	$23,748	$123,137	$239,232	$(26,204)	$(17,857)		$348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares – Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	6,602	23,230	107,956	306,622	(21,327)	(17,857)		405,226

Cumulative effect of change in accounting principle (see Note 6)	-0-	-0-	-0-	(4,260)	-0-	-0-	-0-	(4,260)
Net loss	-0-	-0-	-0-	(1,962)	-0-	-0-	$(1,962)	(1,962)
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(118)	-0-	-0-	-0-	(118)
Exercise of stock options	-0-	19	370	-0-	-0-	-0-	-0-	389
Employee and non-employee restricted stock	-0-	-0-	2,334	-0-	-0-	-0-	-0-	2,334
Share-based compensation	-0-	-0-	1,783	-0-	-0-	-0-	-0-	1,783
Tax benefit of stock options exercised	-0-	-0-	138	-0-	-0-	-0-	-0-	138
Conversion of Series 3 preferred stock	(321)	7	314	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(560)	8	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	103	-0-	103	103
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	313	-0-	313	313
Other	(45)	13	63	-0-	-0-	-0-	-0-	31

Comprehensive loss*							$(1,546)

Balance August 4, 2007	$5,676	$23,277	$113,510	$300,282	$(20,911)	$(17,857)		$403,977

*	Comprehensive income (loss) was $(4.1) million and $6.2 million for the second quarter ended August 4, 2007 and July 29, 2006, respectively.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at August 4, 2007 of 2,111 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increase the allowances in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations.
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
Postretirement Benefits Plan Accounting
Substantially all full-time employees (except employees in the Hat World segment), who also had 1,000 hours of service in Calendar 2004, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), adopted on the first day of Fiscal 2007, the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the second quarter and six months of Fiscal 2008 and 2007, share-based compensation and restricted stock expense was $2.0 million, $1.8 million, $4.1 million and $3.5 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility. The Company bases expected volatility on historical term structures. The Company bases the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimates the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend on common stock. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant.
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Shared-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience.
The Company granted zero and 2,351 stock options for the three months and six months ended August 4, 2007, respectively, at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. There were no stock options granted for the three months and six months ended July 29, 2006. During the three months and six months ended August 4, 2007, the Company issued zero shares and 3,547 shares, respectively, of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82. There were no shares of employee restricted stock issued for the three months and six months ended July 29, 2006. For the three months and six months ended August 4, 2007 and July 29, 2006, the Company issued zero shares, 6,761 shares, zero shares and 3,022 shares, respectively, of director retainer stock at a grant date fair value of $39.62 and $37.25, respectively.
Cash and Cash Equivalents
Included in cash and cash equivalents at August 4, 2007, February 3, 2007 and July 29, 2006 are cash equivalents of $0.3 million, $0.9 million and $0.8 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At August 4, 2007, February 3, 2007 and July 29, 2006, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $6.3 million, $15.8 million and $27.6 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry. Two customers accounted for 11% each of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of August 4, 2007.
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
Leases
Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in selling and administrative expenses in the Condensed Consolidated Statements of Operations.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.1 million, $23.7 million and $22.0 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively, and deferred rent of $24.4 million, $22.3 million and $20.9 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.8 million and $0.7 million for the second quarter of Fiscal 2008 and Fiscal 2007, respectively, and $1.5 million and $1.4 million for the first six months of Fiscal 2008 and 2007, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Consolidated Statements of Operations. As of February 4, 2007 gift card breakage is recognized in revenues each period.
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
Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statement of Operations, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.7 million and $7.2 million for the second quarter of Fiscal 2008 and 2007, respectively, and $16.3 million and $15.4 million for the first six months of Fiscal 2008 and 2007, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.3 million, $1.1 million and $0.9 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.5 million and $0.6 million for the second quarter of Fiscal 2008 and 2007, respectively, and $1.3 million and $1.1 million for the first six months of Fiscal 2008 and 2007, respectively. During the first six months of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.8 million and $1.7 million for the second quarter of Fiscal 2008 and 2007, respectively, and $2.4 million and $2.3 million for the first six months of Fiscal 2008 and 2007, respectively. During the first six months of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. The cumulative adjustment to adopt SFAS No. 158 is also included in accumulated other comprehensive loss net of tax. Accumulated other comprehensive loss at August 4, 2007 consisted of $20.8 million of cumulative pension liability adjustments, net of tax, $0.8 million cumulative adjustment to adopt SFAS No. 158, net of tax, cumulative net gains of $0.3 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.4 million.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 11).
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
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three months and six months ended August 4, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.

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
Note 2
Acquisitions
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc. for a purchase price of $16.6 million plus debt assumed of $2.2 million funded from cash on hand. As of August 4, 2007, there were 49 Hat Shack retail headwear stores located primarily in the southeastern United States. The Company allocated $11.4 million of the purchase price to goodwill and $3.7 million to tradenames. The goodwill related to the Hat Shack acquisition is not deductible for tax purposes.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Condensed Consolidated Statements of Operations.
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2008. The charge was primarily for retail store asset impairments offset by an excise tax refund. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first six months of Fiscal 2008. The charge included $6.7 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund. The asset impairments, primarily in Underground Station stores, reflected deterioration in the urban footwear market. In addition, in May of 2007, the Company announced a plan to close or convert up to 57 underperforming urban stores, including 49 Underground Station Group stores and eight Hat World stores. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company recorded a pretax charge to earnings of $0.5 million ($0.3 million net of tax) and $0.6 million ($0.4 million net of tax) in the second quarter and first six months, respectively, of Fiscal 2007, primarily for retail store asset impairments.
Discontinued Operations
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 28, 2006	$5,710	$3	$5,713
Additional provision Fiscal 2007	988	-0-	988
Charges and adjustments, net	(633)	(3)	(636)

Balance February 3, 2007	6,065	-0-	6,065
Additional provision Fiscal 2008	2,011	-0-	2,011
Charges and adjustments, net	(711)	-0-	(711)

Balance August 4, 2007*	7,365	-0-	7,365
Current provision for discontinued operations	5,571	-0-	5,571

Total Noncurrent Provision for Discontinued Operations	$1,794	$-0-	$1,794

*	Includes a $7.7 million environmental provision, including $5.5 million in current provision, for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	August 4,	February 3,
In thousands	2007	2007

Raw materials	$199	$212
Wholesale finished goods	36,849	29,272
Retail merchandise	310,526	231,553

Total Inventories	$347,574	$261,037

Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy division, the Company enters into foreign currency forward exchange contracts for Euros to make Euro denominated payments with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at August 4, 2007 and February 3, 2007 was $6.4 million and $8.0 million, respectively. Forward exchange contracts have an average remaining term of approximately two months. The gain based on spot rates under these contracts at August 4, 2007 was $0.2 million and the loss based on spot rates under these contracts at February 3, 2007 was $4,000. For the six months ended August 4, 2007 and July 29, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million and $1.4 million, respectively, in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
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
Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $4.3 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the February 4, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits were approximately $4.6 million and $8.2 million as of August 4, 2007 and February 4, 2007, respectively. Included in the unrecognized tax benefit balance was $4.6 million and $4.8 million of tax positions on August 4, 2007 and May 5, 2007, respectively, which if recognized would impact the annual effective tax rate. The change in the unrecognized tax benefit balance from February 4, 2007 to August 4, 2007, was due to the resolution of a state audit and the IRS approving the Company’s filing of an application for change in accounting method. Upon approval, the Company reclassed approximately $3.4 million between unrecognized tax benefits and deferred taxes. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $1.1 million and $0.7 million, respectively, as of August 4, 2007 and approximately $1.7 million and $0.7 million, respectively, as of May 5, 2007. The approved change in accounting method described above resulted in an approximately $0.6 million decrease in accrued interest.

•	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many state jurisdictions and foreign jurisdictions. With a few exceptions, the Company’s U.S. Federal and State and Local income tax returns for tax years 2004 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Accounting for Uncertainty in Income Taxes, Continued
The provision for income taxes resulted in an effective tax rate for continuing operations of 59.6% for the first six months ended August 4, 2007, compared with an effective tax rate of 39.8% for the first six months ended July 29, 2006. The increase in the effective tax rate for the first six months of Fiscal 2008 was primarily attributable to non-deductible expenses incurred in connection with the proposed merger with a subsidiary of The Finish Line, Inc. and the accounting for uncertain tax positions (FIN 48) including but not limited to the approved change in accounting method.
Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	August 4,	July 29,	August 4,	July 29,
In thousands	2007	2006	2007	2006

Service cost	$62	$63	$57	$54
Interest cost	1,612	1,605	52	50
Expected return on plan assets	(2,006)	(1,944)	-0-	-0-
Amortization:
Prior service cost	2	-0-	-0-	-0-
Losses	1,171	1,105	18	22

Net amortization	1,173	1,105	18	22

Net Periodic Benefit Cost	$841	$829	$127	$126

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
In thousands	2007	2006	2007	2006

Service cost	$125	$126	$114	$108
Interest cost	3,227	3,213	104	100
Expected return on plan assets	(4,012)	(3,892)	-0-	-0-
Amortization:
Prior service cost	4	-0-	-0-	-0-
Losses	2,076	2,270	36	44

Net amortization	2,080	2,270	36	44

Net Periodic Benefit Cost	$1,420	$1,717	$254	$252

While there was no cash requirement projected for the plan in 2007, the Company made a $4.0 million contribution to the Plan in March 2007.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 4, 2007			July 29, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) earnings from continuing operations	$(2,940)			$5,944

Less: Preferred stock dividends	(54)			(64)

Basic EPS
(Loss) income available to common shareholders	(2,994)	22,415	$(.13)	5,880	22,988	$.26

Effect of Dilutive Securities
Options		-0-			393
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	-0-	-0-		604	3,899
Employees’ preferred stock(2)		-0-			60

Diluted EPS
(Loss) income available to common shareholders plus assumed conversions	$(2,994)	22,415	$(.13)	$6,484	27,340	$.24

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 29,161, 30,483 and 5,440, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 4, 2007			July 29, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) earnings from continuing operations	$(737)			$16,610

Less: Preferred stock dividends	(118)			(128)

Basic EPS
(Loss) income available to common shareholders	(855)	22,403	$(.04)	16,482	23,015	$.72

Effect of Dilutive Securities
Options		-0-			414
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	-0-	-0-		1,207	3,899
Employees’ preferred stock(2)		-0-			60

Diluted EPS
(Loss) income available to common shareholders plus assumed conversions	$(855)	22,403	$(.04)	$17,689	27,388	$.65

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 29,161, 30,483 and 5,440, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the six months ended August 4, 2007. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations from Fiscal 1999 to August 4, 2007.

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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.6 million to $5.1 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $7.7 million as of August 4, 2007, $5.8 million as of February 3, 2007 and $5.5 million as of July 29, 2006. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.
Other Matters
California Employment Matters
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. The Company disputes the material allegations of the complaint and will continue to defend the matter vigorously.
Tennessee Shareholder Suit
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The complaint alleges, among other things, that the individual defendants (officers and directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint seeks class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. The defendants have not filed a response to the complaint as of the date of this report. Following the execution of the merger agreement with The Finish Line Inc. (“Finish Line”), plaintiff’s counsel indicated, and continues to indicate, that plaintiff intends to file an amended complaint alleging breach of fiduciary duties by the individual defendants in connection with the board of directors’ approval of the merger agreement and the disclosures made in the preliminary proxy statement related to the merger and seeking injunctive relief. The Company and the individual defendants reached an agreement with plaintiff under which the Company agreed to include certain additional disclosures in its definitive proxy statement related to the merger which was filed on August 13, 2007. The parties are seeking to finalize and execute a Memorandum of Understanding to formalize the settlement. Under the terms of the Memorandum, the Company would pay $450,000 in attorneys’ fees and expenses if the settlement and payment of fees are approved by the Court and certain other conditions, including the consummation of the merger with Finish Line, Inc., occur.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has not yet been served with the complaint and has not reached a conclusion as to the allegations in the complaint or what, if any, liability it may have in connection with the matter.
Note 10
Proposed Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and Finish Line had unanimously approved a definitive merger agreement under which The Finish Line, Inc. would acquire all of the outstanding common shares of Genesco for $54.50 per share in cash. The total transaction value is approximately $1.5 billion (the “Proposed Merger”). The Proposed Merger is subject to customary closing conditions, including approval by Genesco shareholders. A special meeting of shareholders to consider approval of the Proposed Merger and related matters is scheduled for September 17, 2007. During the second quarter and six months ended August 4, 2007, the Company expensed $5.4 million and $5.5 million, respectively, related to the Proposed Merger. Finish Line has advised us that they expect to obtain the financing necessary to close the transaction in the third week of October. While the timeline could change, we contemplate closing around that time.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
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

Three Months Ended		Underground		Johnston
August 4, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$148,091	$24,520	$90,460	$45,657	$19,117	$190	$328,035
Intercompany sales	-0-	-0-	-0-	-0-	(58)	-0-	(58)

Net sales to external customers	$148,091	$24,520	$90,460	$45,657	$19,059	$190	$327,977

Segment operating income (loss)	$983	$(4,893)	$7,418	$3,612	$2,281	$(11,841)	$(2,440)
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(158)	(158)

Earnings (loss) from operations	983	(4,893)	7,418	3,612	2,281	(11,999)	(2,598)
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,059)	(3,059)
Interest income	-0-	-0-	-0-	-0-	-0-	59	59

Earnings (loss) before income taxes from continuing operations	$983	$(4,893)	$7,418	$3,612	$2,281	$(14,999)	$(5,598)

Total assets	$272,309	$51,884	$308,075	$74,481	$27,561	$120,259	$854,569
Depreciation	4,585	933	3,193	815	20	1,389	10,935
Capital expenditures	10,257	326	8,561	2,382	34	825	22,385

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
July 29, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$136,669	$30,917	$78,506	$41,916	$16,226	$177	$304,411
Intercompany sales	-0-	-0-	-0-	-0-	(110)	-0-	(110)

Net sales to external customers	$136,669	$30,917	$78,506	$41,916	$16,116	$177	$304,301

Segment operating income (loss)	$7,935	$(1,747)	$8,617	$2,484	$1,335	$(5,853)	$12,771
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(480)	(480)

Earnings (loss) from operations	7,935	(1,747)	8,617	2,484	1,335	(6,333)	12,291
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,267)	(2,267)
Interest income	-0-	-0-	-0-	-0-	-0-	107	107

Earnings (loss) before income taxes from continuing operations	$7,935	$(1,747)	$8,617	$2,484	$1,335	$(8,493)	$10,131

Total assets	$249,207	$67,514	$263,946	$63,911	$22,854	$94,677	$762,109
Depreciation	3,950	1,136	2,623	723	16	1,379	9,827
Capital expenditures	6,544	1,201	6,390	1,065	13	2,130	17,343

Six Months Ended		Underground		Johnston
August 4, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$304,012	$54,330	$169,304	$91,951	$42,848	$443	$662,888
Intercompany sales	-0-	-0-	-0-	-0-	(260)	-0-	(260)

Net sales to external customers	$304,012	$54,330	$169,304	$91,951	$42,588	$443	$662,628

Segment operating income (loss)	$11,800	$(7,061)	$10,070	$8,082	$5,360	$(17,920)	$10,331
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(6,753)	(6,753)

Earnings (loss) from operations	11,800	(7,061)	10,070	8,082	5,360	(24,673)	3,578
Interest expense	-0-	-0-	-0-	-0-	-0-	(5,481)	(5,481)
Interest income	-0-	-0-	-0-	-0-	-0-	79	79

Earnings (loss) before income taxes from continuing operations	$11,800	$(7,061)	$10,070	$8,082	$5,360	$(30,075)	$(1,824)

Total assets	$272,309	$51,884	$308,075	$74,481	$27,561	$120,259	$854,569
Depreciation	8,997	2,075	6,250	1,596	40	2,843	21,801
Capital expenditures	21,596	970	15,384	3,938	60	1,179	43,127

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

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
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses, the Proposed Merger (as defined below) and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
• Uncertainty regarding the Proposed Merger.
• The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its previously announced store closing plan on schedule and at expected expense levels.
• Weakness in consumer demand for products sold by the Company, including weakness caused by the availability of consumer debt and consumer confidence.
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
• Fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs.
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

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,111 retail footwear and headwear stores throughout the United States and Puerto Rico including 28 headwear stores in Canada as of August 4, 2007. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 1,025 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
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
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,825 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 2,050 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,750 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, primarily in the Underground Station Group, due to the deterioration in the urban market. The targeted stores include 49 Underground Station Group stores. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed to date as quickly as it is financially feasible, subject to landlord approval. During the six months ended August 4, 2007, three Jarman stores were closed and one Jarman store was converted to an Underground Station store. During Fiscal 2007, 16 Jarman stores were closed and three Jarman stores were converted to Underground Station stores.
The Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. Hat World also operates Lids Kids, offering licensed and branded headwear, apparel and accessories to youth ages 0 to 10 years old. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet stores throughout the United States, Puerto Rico and in Canada.
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,375 square feet and are located primarily in better malls nationwide. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston &

Murphy footwear and accessories in factory stores located in factory outlet malls. These stores average approximately 2,375 square feet.
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
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. Generally, the Company attempts to develop strategies to mitigate all the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and control inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices, may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on street locations in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 7.8% during the second quarter of Fiscal 2008 compared to the second quarter of Fiscal 2007. The increase was driven primarily by the addition of new stores, an 18% increase in Licensed Brands sales and an 18% increase in Johnston & Murphy wholesale sales. Gross margin decreased slightly as a percentage of net sales during the second quarter of Fiscal 2008, primarily due to margin decreases in the Journeys Group, Underground Station Group and Hat World Group. Selling and administrative expenses increased as a percentage of net sales during the second quarter of Fiscal 2008, reflecting increases in Journeys Group, Underground Station Group, Hat World Group and Johnston & Murphy Group as well as an additional $5.4 million of expense related to the Proposed Merger. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2008, primarily due to decreased earnings from operations in the Journeys Group, Underground Station Group and Hat World Group, partially offset by an increase in operating income in the Johnston & Murphy Group and Licensed Brands.
Significant Developments
Proposed Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. (“Finish Line”) had unanimously approved a definitive merger agreement under which Finish Line would acquire all of the outstanding common shares of Genesco for $54.50 per share in cash. The total transaction value is approximately $1.5 billion (the “Proposed Merger”). The Proposed Merger is subject to customary closing conditions, including approval by Genesco shareholders. A special meeting of shareholders to consider approval of the Proposed Merger and related matters is scheduled for September 17, 2007. During the second quarter and six months ended August 4, 2007, the Company expensed $5.4 million and $5.5 million, respectively, related to the Proposed Merger. Finish Line has advised us that they expect to obtain the financing necessary to close the transaction in the third week of October. While the timeline could change, we contemplate closing around that time.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2008. The charge was primarily for retail store asset impairments offset by an excise tax refund. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first six months of Fiscal 2008. The charge included $6.7 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund. The asset impairments, primarily in Underground Station stores, reflected deterioration in the urban footwear market. In addition, in May of 2007 the Company announced a plan to close or convert up to 57 underperforming urban stores, including 49 Underground Station Group stores and eight Hat World stores. See “Forward-Looking Statements”.
The Company recorded a pretax charge to earnings of $0.5 million ($0.3 million net of tax) and $0.6 million ($0.4 million net of tax) in the second quarter and first six months, respectively, of Fiscal 2007, primarily for retail store asset impairments.
Comparable Sales
Comparable store sales begin in the fifty-third week of a store’s operation. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format. E-commerce and catalog sales are excluded from comparable store sales calculations.
Results of Operations — Second Quarter Fiscal 2008 Compared to Second Quarter Fiscal 2007
The Company’s net sales in the second quarter ended August 4, 2007 increased 7.8% to $328.0 million from $304.3 million in the second quarter ended July 29, 2006. Gross margin increased 6.7% to $163.6 million in the second quarter this year from $153.4 million in the same period last year and decreased as a percentage of net sales from 50.4% to 49.9%. Selling and administrative expenses in the second quarter this year increased 18.1% from the second quarter last year and increased as a percentage of net sales from 46.2% to 50.6%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Losses before income taxes from continuing operations (“pretax losses)”) for the second quarter ended August 4, 2007 were $(5.6) million compared to pretax earnings of $10.1 million for the second quarter ended July 29, 2006. The pretax loss for the second quarter ended August 4, 2007 included restructuring and other charges of $0.2 million ($0.1 million net of tax) primarily for retail store asset impairments offset by an excise tax refund. The loss also included $5.4 million in expenses related to the Proposed Merger. Pretax earnings for the second quarter ended July 29, 2006 included restructuring and other charges of $0.5 million, primarily for retail store asset impairments.
The net loss for the second quarter ended August 4, 2007 was $(4.2) million ($0.19 diluted loss per share) compared to net earnings of $5.9 million ($0.24 diluted earnings per share) for the second quarter ended July 29, 2006. The net loss for the second quarter ended August 4, 2007 included a $1.2 million ($0.06 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 47.5% in the second quarter this year compared to 41.3% in the same period last year. The variance in the effective tax rate for the second quarter this year compared to the second quarter last year is primarily attributable to non-deductible expenses incurred in connection with the Proposed Merger and to FIN 48 adjustments. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
Journeys Group

	Three Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$148,091	$136,669	8.4%
Earnings from operations	$983	$7,935	(87.6)%
Operating margin	0.7%	5.8%
Net sales from Journeys Group increased 8.4% for the second quarter ended August 4, 2007 compared to the same period last year. The increase reflects primarily a 12% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 7% decrease in comparable store sales. The comparable store sales decrease reflects a decrease of 3% in footwear unit comparable sales and a 5% decline in the average price per pair of shoes, reflecting changes in product mix and increased markdowns. Unit sales increased 13% during the same period. The Journeys’ Group business was impacted by both later back-to-school shopping and a shift in sales tax holidays, especially in Texas and Florida, from the second quarter last year into the third quarter this year. Approximately 18% of Journeys’ Group stores are located in Texas and Florida. Journeys Group operated 909 stores at the end of the second quarter of Fiscal 2008, including 91 Journeys Kidz stores and 29 Shi by Journeys stores, compared to 806 stores at the end of the second quarter last year, including 64 Journeys Kidz stores and six Shi by Journeys stores.

Journeys Group earnings from operations for the second quarter ended August 4, 2007 decreased 87.6% to $1.0 million compared to $7.9 million for the second quarter ended July 29, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and changes in product mix, and due to increased expenses as a percentage of net sales from negative leverage in store related expenses from negative comparable store sales and increased rent expense as a result of relocating from smaller sized, volume-constrained locations to bigger stores in order to offer a broader selection of products, new stores and lease renewals.
Underground Station Group

	Three Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$24,520	$30,917	(20.7)%
Loss from operations	$(4,893)	$(1,747)	(180.1)%
Operating margin	(20.0)%	(5.7)%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 20.7% to $24.5 million for the second quarter ended August 4, 2007, from $30.9 million for the same period last year. Sales for Underground Station stores decreased 17% for the second quarter ended August 4, 2007. Sales for Jarman retail stores decreased 38% for the second quarter this year, reflecting a 41% decrease in the average number of Jarman stores in operation, related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 23% for the Underground Station Group, 25% for Underground Station stores and 12% for Jarman retail stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the loss of the chain’s most popular athletic brand from its product offering. The sales tax holiday shift in Texas and Florida also negatively affected Underground Station sales, since 21% of all Underground Station stores are located in those two states. The average price per pair of shoes for Underground Station Group decreased 15% in the second quarter of Fiscal 2008 and unit sales decreased 6% during the same period. The average price per pair of shoes at Underground Station stores decreased 16%, primarily reflecting changes in product mix and increased markdowns, and unit sales increased 1%. Underground Station Group operated 219 stores at the end of the second quarter of Fiscal 2008, including 193 Underground Station stores, compared to 231 stores at the end of the second quarter last year, including 189 Underground Station stores.
The Underground Station Group loss from operations for the second quarter ended August 4, 2007 was $(4.9) million compared to a loss from operations of $(1.7) million in the second quarter ended July 29, 2006. The decrease was due to lower net sales, decreased gross margin as a percentage of net sales, reflecting increased markdowns, and increased expenses as a percentage of net sales from negative leverage in store related expenses from negative comparable store sales.

Hat World Group

	Three Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$90,460	$78,506	15.2%
Earnings from operations	$7,418	$8,617	(13.9)%
Operating margin	8.2%	11.0%
Net sales from Hat World Group increased 15.2% for the second quarter ended August 4, 2007 compared to the same period last year, reflecting primarily a 22% increase in average stores operated offset by a 2% decrease in comparable store sales. The Company believes the comparable store sales were impacted by a challenging urban market, partially offset by strength in fashion-oriented Major League Baseball products and branded action headwear. Hat World Group operated 829 stores at the end of the second quarter of Fiscal 2008, including 28 stores in Canada, 10 Lids Kids stores and 49 Hat Shack stores compared to 685 stores at the end of the second quarter last year, including 21 stores in Canada.
Hat World Group earnings from operations for the second quarter ended August 4, 2007 decreased 13.9% to $7.4 million compared to $8.6 million for the second quarter ended July 29, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales resulting from negative leverage in store related expenses from negative comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$45,657	$41,916	8.9%
Earnings from operations	$3,612	$2,484	45.4%
Operating margin	7.9%	5.9%
Johnston & Murphy Group net sales increased 8.9% to $45.7 million for the second quarter ended August 4, 2007 from $41.9 million for the second quarter ended July 29, 2006, reflecting primarily a 5% increase in comparable store sales combined with a 4% increase in average stores operated for Johnston & Murphy retail operations and an 18% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 16% in the second quarter of Fiscal 2008 compared to the second quarter of Fiscal 2007 and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 74.2% of Johnston & Murphy Group sales in the second quarter this year, down from 76.2% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 3% (4% in the Johnston and Murphy shops) in the second quarter this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit sales were even with the second quarter last year. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2008 included 154 Johnston & Murphy shops and factory stores compared to 148 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2007.

Johnston & Murphy Group earnings from operations for the second quarter ended August 4, 2007 increased 45.4% to $3.6 million from $2.5 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing in the retail business.
Licensed Brands

	Three Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$19,059	$16,116	18.3%
Earnings from operations	$2,281	$1,335	70.9%
Operating margin	12.0%	8.3%
Licensed Brands’ net sales increased 18.3% to $19.1 million for the second quarter ended August 4, 2007, from $16.1 million for the second quarter ended July 29, 2006. The sales increase reflects the increase in demand for Dockers Footwear, related to retail sell-through, due in part to increased shelf space in existing accounts. Unit sales for Dockers Footwear increased 16% for the second quarter of Fiscal 2008 compared to the second quarter of Fiscal 2007 and the average price per pair of shoes increased 3% compared to the same period last year.
Licensed Brands’ earnings from operations for the second quarter ended August 4, 2007 increased 70.9% from $1.3 million for the second quarter ended July 29, 2006 to $2.3 million, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the second quarter ended August 4, 2007 were $12.0 million compared to $6.3 million for the second quarter ended July 29, 2006. Corporate expenses in the second quarter this year included $5.4 million in expenses related to the Proposed Merger and included $0.2 in restructuring and other charges, primarily for retail store asset impairments offset by an excise tax refund. Last year’s second quarter included $0.5 million in restructuring and other charges, primarily for retail store asset impairments.
Interest expense increased 34.9% from $2.3 million in the second quarter ended July 29, 2006 to $3.1 million for the second quarter ended August 4, 2007, primarily due to an increase in revolver borrowings from $23.0 million at the end of the second quarter last year to $102.0 million this year as a result of the Hat Shack acquisition late in Fiscal 2007 and stock repurchases of $32.1 million in Fiscal 2007. Interest income decreased 44.9% for the quarter compared to the second quarter of Fiscal 2007 due to the decrease in average short-term investments.

Results of Operations — Six Months Fiscal 2008 Compared to Six Months Fiscal 2007
The Company’s net sales in the six months ended August 4, 2007 increased 7.0% to $662.6 million from $619.3 million in the six months ended July 29, 2006. Gross margin increased 6.6% to $335.5 million in the first six months of this year from $314.8 million in the same period last year but decreased as a percentage of net sales from 50.8% to 50.6%. Selling and administrative expenses in the first six months of this year increased 15.1% from the first six months of last year and increased as a percentage of net sales from 45.6% to 49.1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Losses before income taxes from continuing operations (“pretax losses”) for the six months ended August 4, 2007 were $(1.8) million compared to pretax earnings of $27.6 million for the six months ended July 29, 2006. The pretax loss for the six months ended August 4, 2007 included restructuring and other charges of $6.8 million ($4.1 million net of tax) primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group. In addition, the Company announced a plan in May of 2007 to close or convert up to 57 underperforming urban stores. The 57 targeted stores include 49 Underground Station stores and eight Hat World stores. The loss also included $5.5 million in expenses related to the Proposed Merger. Pretax earnings for the six months ended July 29, 2006 included restructuring and other charges of $0.6 million, primarily for retail store asset impairments.
The net loss for the six months ended August 4, 2007 was $(2.0) million ($0.09 diluted loss per share) compared to net earnings of $16.4 million ($0.64 diluted earnings per share) for the six months ended July 29, 2006. The net loss for the six months ended August 4, 2007 included a $1.2 million ($0.05 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 59.6% in the first six months this year compared to 39.8% in the same period last year. The variance in the effective tax rate for the first six months this year compared to the first six months last year is primarily attributable to non-deductible expenses incurred in connection with the Proposed Merger and to FIN 48 adjustments. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
Journeys Group

	Six Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$304,012	$278,169	9.3%
Earnings from operations	$11,800	$21,086	(44.0)%
Operating margin	3.9%	7.6%
Net sales from Journeys Group increased 9.3% for the first six months ended August 4, 2007 compared to the same period last year. The increase reflects primarily a 12% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the six months divided by seven) offset by a

2% decrease in comparable store sales. The comparable store sales decrease reflects a 6% decline in the average price per pair of shoes, reflecting changes in product mix and increased markdowns offset by a 2% increase in footwear unit comparable sales. Unit sales increased 15% during the same period.
Journeys Group earnings from operations for the six months ended August 4, 2007 decreased 44.0% to $11.8 million compared to $21.1 million for the six months ended July 29, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and changes in product mix and to increased expenses as a percentage of net sales from negative leverage in store related expenses from negative comparable store sales and increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products, new stores and lease renewals, and increased employee expenses due to higher minimum wage costs.
Underground Station Group

	Six Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$54,330	$70,873	(23.3)%
(Loss) earnings from operations	$(7,061)	$658	NM
Operating margin	(13.0)%	0.9%
Net sales from the Underground Station Group decreased 23.3% to $54.3 million for the six months ended August 4, 2007, from $70.9 million for the same period last year. Sales for Underground Station stores decreased 20% for the six months ended August 4, 2007. Sales for Jarman retail stores decreased 40% for the six months this year, reflecting a 39% decrease in the average number of Jarman stores in operation, related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 22% for the Underground Station Group, 24% for Underground Station stores and 13% for Jarman retail stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the loss of the chain’s most popular athletic brand from its product offering. The average price per pair of shoes for Underground Station Group decreased 15% in the first six months of Fiscal 2008 and unit sales decreased 8% during the same period. The average price per pair of shoes at Underground Station stores decreased 16% primarily reflecting changes in product mix and increased markdowns, and unit sales decreased 2%.
Underground Station Group loss from operations for the first six months ended August 4, 2007 was $(7.1) million compared to earnings from operations of $0.7 million in the first six months ended July 29, 2006. The decrease was due to lower net sales and decreased gross margin as a percentage of net sales, reflecting increased markdowns, and increased expenses as a percentage of net sales from negative leverage in store related expenses from negative comparable store sales.

Hat World Group

	Six Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$169,304	$149,194	13.5%
Earnings from operations	$10,070	$14,624	(31.1)%
Operating margin	5.9%	9.8%
Net sales from Hat World Group increased 13.5% for the six months ended August 4, 2007 compared to the same period last year, reflecting primarily a 23% increase in average stores operated offset by a 3% decrease in comparable store sales. The Company believes the comparable store sales were impacted by a challenging urban market, partially offset by strength in fashion-oriented Major League Baseball products and branded action headwear.
Hat World Group earnings from operations for the first six months ended August 4, 2007 decreased 31.1% to $10.1 million compared to $14.6 million for the first six months ended July 29, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales resulting from negative leverage in store related expenses from negative comparable store sales.
Johnston & Murphy Group

	Six Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$91,951	$85,947	7.0%
Earnings from operations	$8,082	$5,307	52.3%
Operating margin	8.8%	6.2%
Johnston & Murphy Group net sales increased 7.0% to $92.0 million for the six months ended August 4, 2007 from $85.9 million for the six months ended July 29, 2006, reflecting primarily a 4% increase in comparable store sales combined with a 4% increase in average stores operated for Johnston & Murphy retail operations and a 10% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 9% in the first six months of Fiscal 2008 and the average price per pair of shoes was flat for the same period. Retail operations accounted for 73.0% of Johnston & Murphy Group sales in the first six months this year, down from 73.6% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 3% (5% in the Johnston and Murphy shops) in the first six months this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit sales were even with the first six months last year.
Johnston & Murphy Group earnings from operations for the six months ended August 4, 2007 increased 52.3% compared to the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing in the retail business, and decreased expenses as a percentage of net sales reflecting operating leverage from the comparable store and wholesale sales increases.

Licensed Brands

	Six Months Ended
	August 4,	July 29,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$42,588	$34,915	22.0%
Earnings from operations	$5,360	$3,064	74.9%
Operating margin	12.6%	8.8%
Licensed Brands’ net sales increased 22.0% to $42.6 million for the six months ended August 4, 2007, from $34.9 million for the six months ended July 29, 2006. The sales increase reflects the increase in demand for Dockers Footwear, related to retail sell-through, due in part to increased shelf space in existing accounts. Unit sales for Dockers Footwear increased 19% for the first six months this year and the average price per pair of shoes increased 4% compared to the same period last year.
Licensed Brands’ earnings from operations for the six months ended August 4, 2007 increased 74.9% from $3.1 million for the six months ended July 29, 2006 to $5.4 million, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the six months ended August 4, 2007 were $24.7 million compared to $13.1 million for the six months ended July 29, 2006. Corporate expenses in the first six months this year included $6.8 million in restructuring and other charges, primarily for retail store asset impairments in underperforming urban stores primarily in the Underground Station Group. Corporate expenses in the first six months this year also included $5.5 million in expenses related to the Proposed Merger. Last year’s first six months included $0.6 million in restructuring and other charges, primarily for retail store asset impairments.
Interest expense increased 20.7% from $4.5 million in the six months ended July 29, 2006 to $5.5 million for the six months ended August 4, 2007, primarily due to increase in revolver borrowings from $23.0 million at the end of the second quarter last year to $102.0 million this year as a result of the Hat Shack acquisition late in Fiscal 2007 and stock repurchases of $32.1 million in Fiscal 2007. Interest income decreased 83.1% for the six months ended August 4, 2007 due to the decrease in average short-term investments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 4,	February 3,	July 29,
	2007	2007	2006
	(dollars in millions)
Cash and cash equivalents	$22.1	$16.7	$19.4
Working capital	$270.4	$200.3	$201.2
Long-term debt	$188.2	$109.3	$129.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $21.3 million in the first six months of Fiscal 2008 compared to $26.9 million in the first six months of Fiscal 2007. The $5.6 million increase in cash flow from operating activities from last year reflects primarily an increase in cash flow from changes in other accrued liabilities, inventory and accounts payable of $14.9 million, $14.3 million and $3.5 million, respectively, offset by a decrease in cash flow from changes in other current assets of $20.7 million and a decrease in net earnings of $18.4 million. The $14.9 million increase in cash flow from other accrued liabilities was due to decreased bonus payments and lower accrued income taxes at year end. The $14.3 million increase in cash flow from inventory was due to slower growth in the Underground Station Group business offset by growth in our other retail businesses with a net increase of 102 stores in the first six months of Fiscal 2008 versus 97 stores in the first six months of Fiscal 2007. The $3.5 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $20.7 million change in cash flow from other current assets was primarily due to increased prepaid taxes.
The $86.5 million increase in inventories at August 4, 2007 from February 3, 2007 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 102 stores in the first six months this year.
Accounts receivable at August 4, 2007 decreased $1.9 million compared to February 3, 2007 due primarily to reductions in receivables relating primarily to tenant allowances offset by increased wholesale accounts receivable due to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended
	August 4,	July 29,
	2007	2006
	(in thousands)
Accounts payable	$64,137	$60,656
Accrued liabilities	(14,239)	(29,089)

	$49,898	$31,567

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to decreased bonus payments in the first six months of Fiscal 2008.
Revolving credit borrowings averaged $39.3 million during the first six months ended August 4, 2007 and $1.4 million during the first six months ended July 29, 2006, as cash generated from operations did not fund seasonal working capital requirements or its capital expenditures in the first six months ended August 4, 2007. The Company acquired Hat Shack late in the fourth quarter of Fiscal 2007 for $16.6 million and paid off $1.6 million of the $2.2 million debt assumed in the acquisition which contributed to revolver borrowings in the first six months of Fiscal 2008.
The Company’s contractual obligations over the next five years have increased from February 3, 2007. Operating lease obligations increased to $1.1 billion from $1.0 billion due to new store openings. Purchase obligations increased to $286 million from $163 million due to seasonal increases in purchases of retail inventory and new store openings. Long-term debt increased to $188.2 million from $109.3 million due to increased revolver borrowings as a result of the Hat Shack acquisition late in the fourth quarter of Fiscal 2007 and $32.1 million of stock repurchases during Fiscal 2007.
Capital Expenditures
Total capital expenditures in Fiscal 2008 are currently expected to be approximately $90.2 million. These include expected retail capital expenditures of $82.1 million to open approximately 52 Journeys stores, 46 Journeys Kidz stores, 38 Shi by Journeys stores, 12 Johnston & Murphy shops and factory stores, two Underground Station stores and 102 Hat World stores (including 13 Lids Kids stores) and to complete 141 major store renovations, including two conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2008 for other purposes is expected to be approximately $8.1 million, including approximately $2.7 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements, although the Company plans to borrow under its revolving credit facility from time to time to fund its capital expenditures through Fiscal 2008. The approximately $5.6 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the six months ended August 4, 2007. The agreement and plan of merger entered into in connection with the Proposed Merger generally prohibits further repurchases of stock. In total, the Company had repurchased 8.2 million shares at a cost of $103.4 million from all authorizations from Fiscal 1999 to August 4, 2007.
There were $13.0 million of letters of credit outstanding and $102.0 million revolver borrowings outstanding under the Credit Facility at August 4, 2007. At the end of the second quarter this year,

the Borrowing Base was $232.6 million. Adjusted Excess Availability is calculated based on the lesser of the $200.0 million facility amount or the Borrowing Base. Therefore, gross availability under the Credit Facility was $200.0 million leaving net availability under the Credit Facility of $85.0 million. The Company is not required to comply with any financial covenants unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at August 4, 2007.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the fixed charge coverage must be greater than 1.0 to 1.0. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $202,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $2.1 million reflected in the first six months of Fiscal 2008, $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.2 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 4, 2007. As a result, the

Company considers the interest rate market risk implicit in these investments at August 4, 2007 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At August 4, 2007, the Company had $6.4 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at August 4, 2007 was $0.2 million based on current spot rates. As of August 4, 2007, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.6 million.
Accounts Receivable — The Company’s accounts receivable balance at August 4, 2007 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. Two customers accounted for 11% each of the Company’s trade accounts receivable balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of August 4, 2007. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at August 4, 2007, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2008 would not be material.
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three months and six months ended August 4, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.
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

Based on their evaluation as of August 4, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
The failure to complete the pending sale of the Company could materially adversely impact the market price of our common stock.
Consummation of the merger with a subsidiary of The Finish Line, Inc. is subject to the terms and conditions of the merger agreement. If the merger is not completed for any reason, the price of the Company’s common stock will likely decline to the extent that the market price of the common stock reflects market assumptions that the merger will be completed.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 27, 2007, shares representing a total of 22,937,099 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	elected twelve directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”
James S. Beard	20,726,809	39,750
Leonard L. Berry	20,727,482	39,077
William F. Blaufuss, Jr.	20,727,943	38,616
James W. Bradford	20,654,256	112,303
Robert V. Dale	19,168,137	1,598,422
Robert J. Dennis	20,661,794	104,765
Matthew C. Diamond	20,727,557	39,002
Marty G. Dickens	20,654,649	111,910
Ben T. Harris	20,661,826	104,733
Kathleen Mason	20,590,419	176,140
Hal N. Pennington	20,605,600	105,943
William A. Williamson, Jr.	20,658,358	108,201
2)	ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending February 2, 2008 by a vote of 20,518,612 for and 245,920 against, with 2,026 abstentions and no broker non-votes.

Item 6. Exhibits
Exhibits
(10)a.	Amendment No. 1 to Amended and Restated EVA Incentive Compensation Plan.

(10)b.	Amendment No. 3 to Deferred Income Plan.

(10)c.	Amendment to the Amended and Restated Genesco Employee Stock Purchase Plan.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and Chief Financial Officer

Date: September 13, 2007