Form 10-Q
period 2007-11-03
GENESCO INC
filed 2007-12-13
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To
Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarter Ended
November 3, 2007

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

Common Shares Outstanding November 30,2007 — 22,795,681

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets — November 3, 2007, February 3, 2007 and October 28, 2006	3
Condensed Consolidated Statements of Operations — Three and Nine Months Ended November 3, 2007 and October 28, 2006	5
Condensed Consolidated Statements of Cash Flows — Three and Nine Months Ended November 3, 2007 and October 28, 2006	6
Condensed Consolidated Statements of Shareholders’ Equity — Year Ended February 3, 2007 and Nine Months Ended November 3, 2007	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	52
Part II. Other Information
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 4. Submission of Matters to a Vote of Security Holders	54
Item 6. Exhibits	54
Signature	55
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO
EX-32.2 Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)
(Unaudited)

	November 3,	February 3,	October 28,
	2007	2007	2006

Assets
Current Assets
Cash and cash equivalents	$17,980	$16,739	$18,638
Accounts receivable, net of allowances of $2,418 at November 3, 2007, $1,910 at February 3, 2007 and $2,366 at October 28, 2006	29,213	24,084	24,401
Inventories	395,965	261,037	344,309
Deferred income taxes	12,837	12,940	10,416
Prepaids and other current assets	39,879	20,266	22,706

Total current assets	495,874	335,066	420,470

Property and equipment:
Land	4,861	4,861	4,861
Buildings and building equipment	16,509	17,445	14,812
Computer hardware, software and equipment	74,668	72,404	68,820
Furniture and fixtures	90,314	82,542	73,822
Construction in progress	23,511	12,005	16,473
Improvements to leased property	250,800	222,493	216,118

Property and equipment, at cost	460,663	411,750	394,906
Accumulated depreciation	(210,643)	(189,416)	(180,932)

Property and equipment, net	250,020	222,334	213,974

Goodwill	107,618	107,651	96,235
Trademarks	51,420	51,361	47,677
Other intangibles, net of accumulated amortization of $7,140 at November 3, 2007, $6,096 at February 3, 2007 and $5,677 at October 28, 2006	1,772	2,816	2,909
Other noncurrent assets	10,714	10,145	11,290

Total Assets	$917,418	$729,373	$792,555

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)
(Unaudited)

	November 3,	February 3,	October 28,
	2007	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$138,844	$65,083	$135,614
Accrued employee compensation	13,528	21,954	16,760
Accrued other taxes	10,486	9,829	9,746
Accrued income taxes	-0-	7,845	3,076
Other accrued liabilities	32,681	25,570	29,154
Provision for discontinued operations	5,373	4,455	4,126

Total current liabilities	200,912	134,736	198,476

Long-term debt	215,220	109,250	158,250
Pension liability	12,656	14,306	21,923
Deferred rent and other long-term liabilities	75,356	64,245	54,987
Provision for discontinued operations	1,755	1,610	1,812

Total liabilities	505,899	324,147	435,448

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,361	6,602	6,615
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
November 3, 2007 — 23,284,029/22,795,565
February 3, 2007 — 23,230,458/22,741,994
October 28, 2006 — 22,960,065/22,471,601	23,284	23,230	22,960
Additional paid-in-capital	115,333	107,956	99,430
Retained earnings	305,833	306,622	271,338
Accumulated other comprehensive loss	(20,435)	(21,327)	(25,379)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	411,519	405,226	357,107

Total Liabilities and Shareholders’ Equity	$917,418	$729,373	$792,555

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$372,496	$364,298	$1,035,124	$983,617
Cost of sales	184,445	182,844	511,610	487,404
Selling and administrative expenses	174,194	150,992	499,326	433,477
Restructuring and other, net	56	1,083	6,809	1,672

Earnings from operations	13,801	29,379	17,379	61,064

Interest expense, net
Interest expense	3,544	2,964	9,025	7,505
Interest income	(40)	(16)	(119)	(483)

Total interest expense, net	3,504	2,948	8,906	7,022

Earnings before income taxes from continuing operations	10,297	26,431	8,473	54,042
Income tax provision	4,687	10,456	3,600	21,457

Earnings from continuing operations	5,610	15,975	4,873	32,585
Provision for discontinued operations, net	(10)	(98)	(1,235)	(287)

Net Earnings	$5,600	$15,877	$3,638	$32,298

Basic earnings per common share:
Continuing operations	$.25	$.71	$.21	$1.42
Discontinued operations	$.00	$.00	$(.06)	$(.01)

Net earnings	$.25	$.71	$.15	$1.41

Diluted earnings per common share:
Continuing operations	$.23	$.62	$.20	$1.26
Discontinued operations	$.00	$.00	$(.05)	$(.01)

Net earnings	$.23	$.62	$.15	$1.25

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,600	$15,877	$3,638	$32,298
Tax expense (benefit) of stock options exercised	4	(360)	(134)	(518)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	11,378	10,112	33,179	29,289
Deferred income taxes	(167)	(3,890)	3,128	(5,215)
Provision for losses on accounts receivable	44	42	67	296
Impairment of long-lived assets	107	1,031	6,790	1,579
Share-based compensation and restricted stock	2,008	1,836	6,125	5,340
Provision for discontinued operations	17	160	2,028	471
Other	888	674	2,438	1,558
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(7,103)	(5,150)	(5,217)	(3,526)
Inventories	(48,391)	(12,870)	(134,928)	(113,661)
Prepaids and other current assets	1,882	(376)	(19,613)	(1,154)
Accounts payable	15,175	(6,201)	79,313	54,455
Other accrued liabilities	4,817	9,184	(9,422)	(19,905)
Other assets and liabilities	4,065	2,925	1,662	4,773

Net cash (used in) provided by operating activities	(9,676)	12,994	(30,946)	(13,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,719)	(21,146)	(68,846)	(57,559)
Acquisitions, net of cash acquired	-0-	-0-	(34)	-0-
Proceeds from asset sales	-0-	5	6	5

Net cash used in investing activities	(25,719)	(21,141)	(68,874)	(57,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(49)	-0-	(150)	-0-
Tax (expense) benefit of stock options exercised	(4)	360	134	518
Shares repurchased	-0-	(20,113)	-0-	(31,842)
Change in overdraft balances	3,942	(3,139)	(5,551)	7,230
Borrowings under revolving credit facility	84,000	122,000	271,000	152,000
Payments on revolving credit facility	(57,000)	(93,000)	(165,000)	(100,000)
Dividends paid on non-redeemable preferred stock	(49)	(64)	(167)	(192)
Exercise of stock options and issue shares- employee stock purchase plan	406	1,381	795	1,947

Net cash provided by financing activities	31,246	7,425	101,061	29,661

Net (Decrease) Increase in Cash and Cash Equivalents	(4,149)	(722)	1,241	(41,813)
Cash and cash equivalents at beginning of period	22,129	19,360	16,739	60,451

Cash and cash equivalents at end of period	$17,980	$18,638	$17,980	$18,638

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$2,590	$1,258	$7,021	$5,308
Income taxes	1,317	10,061	27,657	37,328
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)
(Unaudited)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income (Loss)	Equity

Balance January 28, 2006	$6,695	$23,748	$123,137	$239,232	$(26,204)	$(17,857)		$348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	6,602	23,230	107,956	306,622	(21,327)	(17,857)		405,226

Cumulative effect of change in accounting principle (see Note 6)	-0-	-0-	-0-	(4,260)	-0-	-0-	-0-	(4,260)
Net earnings	-0-	-0-	-0-	3,638	-0-	-0-	$3,638	3,638
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(167)	-0-	-0-	-0-	(167)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	3,476	-0-	-0-	-0-	-0-	3,476
Share-based compensation	-0-	-0-	2,649	-0-	-0-	-0-	-0-	2,649
Restricted shares withheld for taxes	-0-	(19)	(875)	-0-	-0-	-0-	-0-	(894)
Tax benefit of stock options exercised	-0-	-0-	134	-0-	-0-	-0-	-0-	134
Conversion of Series 1 preferred stock	(95)	2	93	-0-	-0-	-0-	-0-	-0-
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(560)	8	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	122	-0-	122	122
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	770	-0-	770	770
Other	(53)	14	69	-0-	-0-	-0-	-0-	30

Comprehensive income*							$4,530

Balance November 3, 2007	$5,361	$23,284	$115,333	$305,833	$(20,435)	$(17,857)		$411,519

*
 Comprehensive income was $6.1 million and $15.8 million for the third quarter ended November 3, 2007 and October 28, 2006, respectively. Comprehensive income was $33.1 million for the nine month period ended October 28, 2006.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at November 3, 2007 of 2,172 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows to conform prior years’ data to the current year presentation.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Company’s Condensed Consolidated Financial Statements. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), adopted on the first day of Fiscal 2007, the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the third quarter and nine months of Fiscal 2008 and 2007, share-based compensation and restricted stock expense was $2.0 million, $1.8 million, $6.1 million and $5.3 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The Company granted zero and 2,351 stock options for the three and nine months ended November 3, 2007, respectively, at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. The Company granted 109,681 stock options for the three and nine months ended October 28, 2006 at a weighted average exercise price of $38.14 and a weighted average fair value of $16.44. During the three and nine months ended November 3, 2007, the Company issued zero             shares and 3,547 shares, respectively, of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82. During the three and nine months ended October 28, 2006, the Company issued 165,334 shares of employee restricted stock which vest over a four-year term and had a grant date fair value of $38.14. For the three and nine months ended November 3, 2007 and October 28, 2006, the Company issued zero shares, zero shares, 6,761 shares and 3,022 shares, respectively, of director retainer stock at a grant date fair value of $39.62 and $37.25, respectively.
Cash and Cash Equivalents
Included in cash and cash equivalents at November 3, 2007, February 3, 2007 and October 28, 2006 are cash equivalents of $1.0 million, $0.9 million and $2.9 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
At November 3, 2007, February 3, 2007 and October 28, 2006, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $10.2 million, $15.8 million and $24.5 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 14% and another customer accounted for 12% of the Company’s trade receivables balance and no other customer accounted for more than 8% of the Company’s trade receivables balance as of November 3, 2007.
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as customer specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.6 million, $23.7 million and $23.0 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively, and deferred rent of $25.8 million, $22.3 million and $21.6 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
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
Identifiable intangible assets of the Company with finite lives are primarily in-place leases and customer lists. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.0 million and $1.2 million for the third quarter of Fiscal 2008 and Fiscal 2007, respectively, and $2.5 million and $2.6 million for the first nine months of Fiscal 2008 and 2007, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Consolidated Statements of Operations. As of February 4, 2007, gift card breakage is recognized in revenues each period.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.8 million and $7.5 million for the third quarter of Fiscal 2008 and 2007, respectively, and $25.1 million and $22.9 million for the first nine months of Fiscal 2008 and 2007, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million, $1.1 million and $1.0 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

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
Cooperative advertising costs recognized in selling and administrative expenses were $1.1 million and $0.8 million for the third quarter of Fiscal 2008 and 2007, respectively, and $2.4 million and $1.9 million for the first nine months of Fiscal 2008 and 2007, respectively. During the first nine months of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.2 million for the third quarter of each of Fiscal 2008 and 2007 and $2.6 million and $2.5 million for the first nine months of Fiscal 2008 and 2007, respectively. During the first nine months of Fiscal 2008 and 2007, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. The cumulative adjustment to adopt SFAS No. 158 is also included in accumulated other comprehensive loss net of tax. Accumulated other comprehensive loss at November 3, 2007 consisted of $20.8 million of cumulative pension liability adjustments, net of tax and a $0.8 million cumulative adjustment to adopt SFAS No. 158, net of tax, offset by cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.8 million.
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
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three and nine months ended November 3, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.

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
Note 2
Acquisitions
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc. for a purchase price of $16.6 million plus debt assumed of $2.2 million funded from cash on hand. As of January 11, 2007, there were 49 Hat Shack retail headwear stores located primarily in the southeastern United States. The Company allocated $11.4 million of the purchase price to goodwill and $3.7 million to tradenames. The goodwill related to the Hat Shack acquisition is not deductible for tax purposes.

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
The Company recorded a pretax charge to earnings of $0.1 million in the third quarter of Fiscal 2008. The charge was primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first nine months of Fiscal 2008. The charge included $6.8 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund. The asset impairments, primarily in Underground Station stores, reflected deterioration in the urban footwear market. In addition, in May of 2007, the Company announced a plan to close or convert up to 57 underperforming urban stores, including 49 Underground Station Group stores and eight Hat World stores. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) and $1.7 million ($1.0 million net of tax) in the third quarter and first nine months, respectively, of Fiscal 2007, primarily for retail store asset impairments and the lease termination of one Jarman store.
Discontinued Operations
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 28, 2006	$5,710	$3	$5,713
Additional provision Fiscal 2007	988	-0-	988
Charges and adjustments, net	(633)	(3)	(636)

Balance February 3, 2007	6,065	-0-	6,065
Additional provision Fiscal 2008	2,028	-0-	2,028
Charges and adjustments, net	(965)	-0-	(965)

Balance November 3, 2007*	7,128	-0-	7,128
Current provision for discontinued operations	5,373	-0-	5,373

Total Noncurrent Provision for Discontinued Operations	$1,755	$-0-	$1,755

*	Includes a $7.4 million environmental provision, including $5.2 million in current provision, for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	November 3,	February 3,
In thousands	2007	2007

Raw materials	$186	$212
Wholesale finished goods	31,920	29,272
Retail merchandise	363,859	231,553

Total Inventories	$395,965	$261,037

Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at November 3, 2007 and February 3, 2007 was $3.0 million and $8.0 million, respectively. Forward exchange contracts have an average remaining term of approximately two months. The gain based on spot rates under these contracts at November 3, 2007 was $0.1 million and the loss based on spot rates under these contracts at February 3, 2007 was $4,000. For the nine months ended November 3, 2007 and October 28, 2006, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million and $1.4 million, respectively, in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
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
Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $4.3 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the February 4, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits were approximately $4.6 million and $8.2 million as of November 3, 2007 and February 4, 2007, respectively. Included in the unrecognized tax benefit balance was $4.6 million of tax positions on both November 3, 2007 and August 4, 2007 which if recognized would impact the annual effective tax rate. The change in the unrecognized tax benefit balance from February 4, 2007 to November 3, 2007, was due to the resolution of a state audit and the IRS approving the Company’s filing of an application for change in accounting method. Upon approval, the Company reclassed approximately $3.4 million between unrecognized tax benefits and deferred taxes. In addition, the Company settled a state audit. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $1.2 million and $0.7 million, respectively, as of November 3, 2007 and approximately $1.1 million and $0.7 million, respectively, as of August 4, 2007. The approved change in accounting method described above resulted in an approximately $0.6 million decrease in accrued interest.

•	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many state jurisdictions and foreign jurisdictions. With a few exceptions, the Company’s U.S. Federal and State and Local income tax returns for tax years 2004 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Accounting for Uncertainty in Income Taxes, Continued
The provision for income taxes resulted in an effective tax rate for continuing operations of 42.5% for the first nine months ended November 3, 2007, compared with an effective tax rate of 39.7% for the first nine months ended October 28, 2006. The increase in the effective tax rate for the first nine months of fiscal year 2008 was primarily attributable to non-deductible expenses incurred in connection with the proposed merger with a subsidiary of The Finish Line, Inc. and the related pending litigation and the accounting for uncertain tax positions (FIN 48).
Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	November 3,	October 28,	November 3,	October 28,
In thousands	2007	2006	2007	2006

Service cost	$62	$63	$57	$54
Interest cost	1,612	1,605	52	50
Expected return on plan assets	(2,006)	(1,944)	-0-	-0-
Amortization:
Prior service cost	2	-0-	-0-	-0-
Losses	1,171	1,105	18	22

Net amortization	1,173	1,105	18	22

Net Periodic Benefit Cost	$841	$829	$127	$126

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
In thousands	2007	2006	2007	2006

Service cost	$187	$189	$171	$162
Interest cost	4,839	4,818	156	150
Expected return on plan assets	(6,018)	(5,836)	-0-	-0-
Amortization:
Prior service cost	6	-0-	-0-	-0-
Losses	3,247	3,375	54	66

Net amortization	3,253	3,375	54	66

Net Periodic Benefit Cost	$2,261	$2,546	$381	$378

While there was no cash requirement for the Plan in 2007, the Company made a $4.0 million contribution to the Plan in March 2007.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 3, 2007			October 28, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$5,610			$15,975
Less: Preferred stock dividends	(49)			(64)

Basic EPS
Income available to common shareholders	5,561	22,454	$.25	15,911	22,284	$.71

Effect of Dilutive Securities
Options		509			315
Convertible preferred stock(1)	-0-	-0-		42	67
4 1/8% Convertible Subordinated Debentures	604	3,898		604	3,899
Employees’ preferred stock(2)		57			59

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,165	26,918	$.23	$16,557	26,624	$.62

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the three months ended November 3, 2007. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,936, 26,008 and 5,440, respectively. The amount of the dividends on the Series 1 and 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is less than basic earnings per share for the three months ended October 28, 2006. Therefore, conversion of these preferred shares was included in diluted earnings per share. The amount of the dividend on the Series 4 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for the three months ended October 28, 2006. Therefore, conversion of the Series 4 preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 3, 2007			October 28, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$4,873			$32,585
Less: Preferred stock dividends	(167)			(192)

Basic EPS
Income available to common shareholders	4,706	22,420	$.21	32,393	22,771	$1.42

Effect of Dilutive Securities
Options		516			381
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		1,811	3,899
Employees’ preferred stock(3)		58			60

Diluted EPS
Income available to common shareholders plus assumed conversions	$4,706	22,994	$.20	$34,204	27,111	$1.26

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock is not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,936, 26,008 and 5,440, respectively.

(2)	The amount of the interest on the convertible subordinated debentures for the nine months ended November 3, 2007 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share because it is antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the nine months ended November 3, 2007. The agreement and plan of merger entered into in connection with the Proposed Merger generally prohibits further repurchases of stock. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations from Fiscal 1999 to November 3, 2007.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Proposed Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Proposed Merger is currently the subject of pending litigation as described in Note 10. During the third quarter and nine months ended November 3, 2007, the Company expensed $6.1 million and $11.6 million, respectively, related to the Proposed Merger and pending litigation.
Note 10
Legal Proceedings
Environmental Matters
 New York State Environmental Matters
 In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediation measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September, 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. The Village has threatened to sue the Company to recover its historic costs and to establish the Company’s liability for remediation of the site and for future costs that may be incurred by the Village in connection with it. The Company has not verified the estimates of either historic or future costs asserted by the Village. There can be no assurance that the Village or others will not assert claims for additional amounts which could be material to the Company.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
Because of uncertainty about when the contamination occurred, the short duration of the Company’s operations at the site, and the activities of at least one unrelated business operation at the site, among other reasons, the Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any. The Company’s voluntary assumption of certain responsibility to date was based upon its judgment that such action was preferable to litigation to determine its liability, if any for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation and compromise of the claims asserted by the Village of Garden City compared to the costs and uncertainty of litigation.
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements with respect to both sites and a Consent Decree with EPA for one of the sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $150,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.4 million to $4.9 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $7.4 million as of November 3, 2007, $5.8 million as of February 3, 2007 and $5.7 million as of October 28, 2006. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company. On September 28, 2007, The Finish Line filed an answer and counterclaim for declaratory judgment of whether a “Company Material Adverse Effect” has occurred under the merger agreement. The Finish Line also filed a third-party claim against UBS Securities LLC and UBS Finance LLC (collectively, “UBS”) who provided The Finish Line with a commitment letter with respect to the financing for the merger transaction. On October 10, 2007, The Finish Line voluntarily dismissed its claims against UBS, and UBS filed a Motion to Intervene as a defendant in the case and an answer to the Company’s complaint. On November 13, 2007, the Company amended its complaint to add an alternative claim for damages. On November 15, 2007, The Finish Line filed an answer to the amended complaint asserting that a Company Material Adverse Effect has occurred under the merger agreement and asserting a counterclaim against the Company for intentional or negligent misrepresentation. On that same day, UBS filed an answer to the amended complaint and a counterclaim asserting fraud against the Company. On November 27, 2007, the Company filed a motion to dismiss the defendants’ counterclaims. A trial began on December 10, 2007.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On November 15, 2007, the Company was named as a defendant, along with The Finish Line, in a complaint for declaratory relief filed by UBS in the United States District Court for the Southern District of New York. UBS is seeking a declaration in that action that its commitment to provide The Finish Line with financing for the merger transaction is void and/or may be properly terminated by UBS because The Finish Line will not be able to provide, prior to the expiration of the financing commitment on April 30, 2008, a valid solvency certificate attesting to the solvency of the combined entities resulting from the merger, which certificate is a condition precedent to the closing of the financing. The Company’s deadline for responding to the complaint is January 14, 2008.
Investigation by the Office of the U.S. Attorney for the Southern District of New York
On November 21, 2007, the Company received a grand jury subpoena from the Office of the U.S. Attorney for the Southern District of New York for documents relating to the Company’s negotiations and merger agreement with The Finish Line. The subpoena states that the documents are sought in connection with alleged violations of federal fraud statutes. The Company is cooperating fully with the U.S. Attorney’s Office and producing documents pursuant to the subpoena. The Finish Line has notified the Company that it believes the investigation constitutes a material breach of the merger agreement and a Company Material Adverse Effect.
The Company does not believe that it is feasible at this time to predict the outcome of the litigation and investigation described above. The Company does believe, however, that it has meritorious defenses and will defend itself vigorously against any claims against it.
Roeglin v. Genesco Inc., et al.
On December 5, 2007, a class action complaint alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and four of its officers in the U.S. District Court for the Middle District of Tennessee. The complaint alleges that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It seeks unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations and intends to defend these claims vigorously.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
Phillips v. Genesco Inc., et al.
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The complaint alleges, among other things, that the individual defendants (officers and directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint seeks class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. The defendants have not filed a response to the complaint as of the date of this report. Following the execution of the merger agreement with The Finish Line, Inc., plaintiff’s counsel indicated that plaintiff intended to file an amended complaint alleging breach of fiduciary duties by the individual defendants in connection with the board of directors’ approval of the merger agreement and the disclosures made in the preliminary proxy statement related to the merger and seeking injunctive relief. The Company and the individual defendants reached an agreement with plaintiff under which the Company agreed to include certain additional disclosures in its definitive proxy statement related to the merger which was filed on August 13, 2007. The parties executed a Memorandum of Understanding to formalize the settlement on September 10, 2007. Under the terms of the Memorandum, the Company would pay $450,000 in attorneys’ fees and expenses if the settlement and payment of fees are approved by the Court and certain other conditions, including the consummation of the merger with The Finish Line, occur.
The Company is also aware of one or more additional class action suits that have been brought alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007; however, the Company has not seen a complaint with respect to any of these proceedings. Although the Company has not received a copy of any complaint, it does not believe there is any merit to the allegations and intends to defend these claims vigorously.
California Employment Matter
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
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses.

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

Three Months Ended		Underground		Johnston
November 3, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$182,587	$26,792	$87,815	$46,403	$28,817	$130	$372,544
Intercompany sales	-0-	-0-	-0-	-0-	(48)	-0-	(48)

Net sales to external customers	$182,587	$26,792	$87,815	$46,403	$28,769	$130	$372,496

Segment operating income (loss)	$15,336	$(2,930)	$4,639	$4,377	$4,019	$(11,584)	$13,857
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(56)	(56)

Earnings (loss) from operations	15,336	(2,930)	4,639	4,377	4,019	(11,640)	13,801
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,544)	(3,544)
Interest income	-0-	-0-	-0-	-0-	-0-	40	40

Earnings (loss) before income taxes from continuing operations	$15,336	$(2,930)	$4,639	$4,377	$4,019	$(15,144)	$10,297

Total assets	$307,097	$56,272	$334,403	$75,442	$31,763	$112,441	$917,418
Depreciation	4,859	954	3,383	840	20	1,322	11,378
Capital expenditures	13,909	410	8,355	1,493	181	1,371	25,719

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
October 28, 2006	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$184,391	$34,981	$77,503	$44,467	$22,905	$112	$364,359
Intercompany sales	-0-	-0-	-0-	-0-	(61)	-0-	(61)

Net sales to external customers	$184,391	$34,981	$77,503	$44,467	$22,844	$112	$364,298

Segment operating income (loss)	$25,260	$(631)	$7,710	$3,193	$2,326	$(7,396)	$30,462
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(1,083)	(1,083)

Earnings (loss) from operations	25,260	(631)	7,710	3,193	2,326	(8,479)	29,379
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,964)	(2,964)
Interest income	-0-	-0-	-0-	-0-	-0-	16	16

Earnings (loss) before income taxes from continuing operations	$25,260	$(631)	$7,710	$3,193	$2,326	$(11,427)	$26,431

Total assets	$243,565	$68,806	$287,191	$68,997	$27,118	$96,878	$792,555
Depreciation	4,133	1,160	2,640	730	16	1,433	10,112
Capital expenditures	9,549	1,057	6,953	2,556	12	1,019	21,146

Nine Months Ended		Underground		Johnston
November 3, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$486,599	$81,122	$257,119	$138,354	$71,665	$573	$1,035,432
Intercompany sales	-0-	-0-	-0-	-0-	(308)	-0-	(308)

Net sales to external customers	$486,599	$81,122	$257,119	$138,354	$71,357	$573	$1,035,124

Segment operating income (loss)	$27,136	$(9,991)	$14,709	$12,459	$9,193	$(29,318)	$24,188
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(6,809)	(6,809)

Earnings (loss) from operations	27,136	(9,991)	14,709	12,459	9,193	(36,127)	17,379
Interest expense	-0-	-0-	-0-	-0-	-0-	(9,025)	(9,025)
Interest income	-0-	-0-	-0-	-0-	-0-	119	119

Earnings (loss) before income taxes from continuing operations	$27,136	$(9,991)	$14,709	$12,459	$9,193	$(45,033)	$8,473

Total assets	$307,097	$56,272	$334,403	$75,442	$31,763	$112,441	$917,418
Depreciation	13,856	3,029	9,633	2,436	60	4,165	33,179
Capital expenditures	35,505	1,380	23,739	5,431	241	2,550	68,846

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
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses, the Proposed Merger (as defined below) and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Uncertainty regarding the Proposed Merger and litigation and investigations in connection with the merger.

•	Weakness in consumer demand for products sold by the Company, including weakness caused by the availability of consumer debt and consumer confidence.

•	Prolonged periods of negative comparable store sales could result in additional impairment charges in the Underground Station Group.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period to period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing, distribution and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its previously announced store closing plan on schedule and at expected expense levels.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation and environmental matters involving the Company, including those discussed in Note 10 to the Condensed Consolidated Financial Statements.

•	Fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs.
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

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,172 retail footwear and headwear stores throughout the United States and Puerto Rico including 32 headwear stores in Canada as of November 3, 2007. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 1,125 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
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
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,850 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashionable women in their early 20’s to mid 30’s. These stores average approximately 2,100 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,750 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, primarily in the Underground Station Group, due to the deterioration in the urban market. The targeted stores include 49 Underground Station Group stores. In the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores subject to its ability to negotiate lease terminations. These stores are not suitable for conversion to Underground Station stores. The Company intends to convert the remaining Jarman stores to Underground Station stores and close the remaining Jarman stores not closed to date as quickly as it is financially feasible, subject to landlord approval. During the nine months ended November 3, 2007, six Jarman stores were closed and two Jarman stores were converted to Underground Station stores. During Fiscal 2007, 16 Jarman stores were closed and three Jarman stores were converted to Underground Station stores.
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
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,400 square feet and are located primarily in better malls nationwide.

Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores located in factory outlet malls. These stores average approximately 2,350 square feet.
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
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. Generally, the Company attempts to develop strategies to mitigate all the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as high fuel prices, may reduce the consumer’s disposable income and reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on street locations in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 2.3% during the third quarter of Fiscal 2008 compared to the third quarter of Fiscal 2007. The increase was driven primarily by a 26% increase in Licensed Brands sales, a 13% increase in Hat World Group sales and a 4% increase in Johnston & Murphy Group sales offset by a 1% decrease in Journeys Group sales and a 23% decrease in Underground Station Group sales. Gross margin increased slightly as a percentage of net sales during the third quarter of Fiscal 2008, primarily due to margin increases in the Journeys Group, Underground Station Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses increased as a percentage of net sales during the third quarter of Fiscal 2008, reflecting increases as a percentage of net sales in Journeys Group, Underground Station Group, Hat World

Group and Johnston & Murphy Group as well as an additional $6.1 million of expense related to the Proposed Merger. Earnings from operations decreased as a percentage of net sales during the third quarter of Fiscal 2008, primarily due to decreased earnings from operations in the Journeys Group, Underground Station Group and Hat World Group, as a result of a difficult retail environment, particularly in footwear, partially offset by an increase in earnings from operations in the Johnston & Murphy Group and Licensed Brands.
Significant Developments
Proposed Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Proposed Merger is currently the subject of pending litigation as described in Note 10 to the Condensed Consolidated Financial Statements. During the third quarter and nine months ended November 3, 2007, the Company expensed $6.1 million and $11.6 million, respectively, related to the Proposed Merger and pending litigation.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.1 million in the third quarter of Fiscal 2008. The charge was primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first nine months of Fiscal 2008. The charge included $6.8 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund. The asset impairments, primarily in Underground Station stores, reflected deterioration in the urban footwear market. In addition, in May of 2007, the Company announced a plan to close or convert up to 57 underperforming urban stores, including 49 Underground Station Group stores and eight Hat World stores. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) and $1.7 million ($1.0 million net of tax) in the third quarter and first nine months, respectively, of Fiscal 2007, primarily for retail store asset impairments and the lease termination of one Jarman store.
Comparable Store Sales
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

Results of Operations — Third Quarter Fiscal 2008 Compared to Third Quarter Fiscal 2007
The Company’s net sales in the third quarter ended November 3, 2007 increased 2.3% to $372.5 million from $364.3 million in the third quarter ended October 28, 2006. The increase in net sales was a result of a higher number of stores in operation offset by a decrease in same store sales in the Journeys Group and Underground Station Group, reflecting generally challenging economic conditions and a difficult retail environment, especially in footwear. Gross margin increased 3.6% to $188.1 million in the third quarter this year from $181.5 million in the same period last year and increased as a percentage of net sales from 49.8% to 50.5%. Selling and administrative expenses in the third quarter this year increased 15.4% to $174.2 million in the third quarter this year from $151.0 million in the third quarter last year and increased as a percentage of net sales from 41.4% to 46.8%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings)” for the third quarter ended November 3, 2007 were $10.3 million compared to $26.4 million for the third quarter ended October 28, 2006. Pretax earnings were impacted by the difficult retail environment, especially in footwear. Pretax earnings for the third quarter ended November 3, 2007 included restructuring and other charges of $0.1 million primarily for retail store asset impairments. Pretax earnings for the third quarter this year also included $6.1 million in expenses related to the Proposed Merger and pending litigation. Pretax earnings for the third quarter ended October 28, 2006 included restructuring and other charges of $1.1 ($0.7 million net of tax), primarily for retail store asset impairments and the lease termination of one Jarman store.
Net earnings for the third quarter ended November 3, 2007 were $5.6 million ($0.23 diluted earnings per share) compared to $15.9 million ($0.62 diluted earnings per share) for the third quarter ended October 28, 2006. Net earnings for the third quarter ended October 28, 2006 included a $0.1 million charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 45.5% in the third quarter this year compared to 39.6% in the same period last year. The variance in the effective tax rate for the third quarter this year compared to the third quarter last year is primarily attributable to non-deductible expenses incurred in connection with the Proposed Merger and pending litigation. See Note 6 to the Condensed Consolidated Financial Statements for additional information.
Journeys Group

	Three Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$182,587	$184,391	(1.0)%
Earnings from operations	$15,336	$25,260	(39.3)%
Operating margin	8.4%	13.7%
Net sales from Journeys Group decreased 1.0% for the third quarter ended November 3, 2007 compared to the same period last year. The decrease reflects primarily a 3% decrease in comparable store sales offset by a 13% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable store sales decrease reflects a decrease of 4% in footwear unit comparable sales and a 1% decline in the average price per pair of shoes, reflecting changes in product mix. Unit sales decreased 1% during the same period. The Journeys’ Group business was impacted by general weakness at retail, in particular in the footwear market, and by problems with one particular brand, Heelys, due to overdistribution relative to demand. Journeys Group operated 945 stores at the end of the third quarter of Fiscal 2008, including 103 Journeys Kidz stores and 40 Shi by Journeys stores, compared to 829 stores at the end of the third quarter last year, including 68 Journeys Kidz stores and 10 Shi by Journeys stores.
Journeys Group earnings from operations for the third quarter ended November 3, 2007 decreased 39.3% to $15.3 million compared to $25.3 million for the third quarter ended October 28, 2006. The decrease was due to decreased net sales and to increased expenses as a percentage of net sales from negative leverage in store-related expenses from negative comparable store sales and new and expanded store growth.
Underground Station Group

	Three Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$26,792	$34,981	(23.4)%
Loss from operations	$(2,930)	$(631)	NM
Operating margin	(10.9)%	(1.8)%
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 23.4% to $26.8 million for the third quarter ended November 3, 2007, from $35.0 million for the same period last year. Sales for Underground Station stores decreased 20% for the third quarter ended November 3, 2007. Sales for Jarman retail stores decreased 42% for the third quarter this year, reflecting a 38% decrease in the average number of Jarman stores in operation, related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 19% for the Underground Station Group, 20% for Underground Station stores and 9% for Jarman retail stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the absence this year of the chain’s formerly most popular athletic brand from its product offering. The average price per pair of shoes for Underground Station Group decreased 10% in the third quarter of Fiscal 2008 and unit sales decreased 16% during the same period. The average price per pair of shoes at Underground Station stores decreased 10%, primarily reflecting changes in product mix, and unit sales decreased 13%. Underground Station Group operated 215 stores at the end of the third quarter of Fiscal 2008, including 193 Underground Station stores, compared to 229 stores at the end of the third quarter last year, including 193 Underground Station stores.
The Underground Station Group loss from operations for the third quarter ended November 3, 2007 was $(2.9) million compared to $(0.6) million in the third quarter ended October 28, 2006. The decrease was due to lower net sales and increased expenses as a percentage of net sales, reflecting negative leverage in store-related expenses from negative comparable store sales.

Hat World Group

	Three Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$87,815	$77,503	13.3%
Earnings from operations	$4,639	$7,710	(39.8)%
Operating margin	5.3%	9.9%
Net sales from Hat World Group increased 13.3% for the third quarter ended November 3, 2007 compared to the same period last year, reflecting primarily a 20% increase in average stores operated and a 2% increase in comparable store sales. The comparable store sales increase reflected increased sales of core Major League Baseball products and branded action headwear, partially offset by a weak urban market. Hat World Group operated 856 stores at the end of the third quarter of Fiscal 2008, including 32 stores in Canada, 14 Lids Kids stores and 49 Hat Shack stores compared to 718 stores at the end of the third quarter last year, including 24 stores in Canada and three Lids Kids stores.
Hat World Group earnings from operations for the third quarter ended November 3, 2007 decreased 39.8% to $4.6 million compared to $7.7 million for the third quarter ended October 28, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity to clear slow moving inventory, and to increased expenses as a percentage of net sales largely associated with increased expenses related to new store growth.
Johnston & Murphy Group

	Three Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$46,403	$44,467	4.4%
Earnings from operations	$4,377	$3,193	37.1%
Operating margin	9.4%	7.2%
Johnston & Murphy Group net sales increased 4.4% to $46.4 million for the third quarter ended November 3, 2007 from $44.5 million for the third quarter ended October 28, 2006, reflecting primarily a 2% increase in comparable store sales combined with a 5% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 3% in the third quarter of Fiscal 2008 compared to the third quarter of Fiscal 2007 while the average price per pair of shoes increased 5% for the same period. Retail operations accounted for 71.9% of Johnston & Murphy Group sales in the third quarter this year, up from 70.6% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 8% (7% in the Johnston and Murphy shops) in the third quarter this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit sales decreased 6% from the third quarter last year. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2008 included 156 Johnston & Murphy shops and factory stores compared to 149 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2007.

Johnston & Murphy Group earnings from operations for the third quarter ended November 3, 2007 increased 37.1% to $4.4 million from $3.2 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing for the business and lower off-priced sales in the wholesale business. The increased gross margin advantage as a percentage of net sales are expected to lessen in the fourth quarter as lower markdowns and better sourcing advantages are reduced.
Licensed Brands

	Three Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$28,769	$22,844	25.9%
Earnings from operations	$4,019	$2,326	72.8%
Operating margin	14.0%	10.2%
Licensed Brands’ net sales increased 25.9% to $28.8 million for the third quarter ended November 3, 2007, from $22.8 million for the third quarter ended October 28, 2006. The sales increase reflects a 12% increase in sales of Dockers Footwear and incremental sales from the initial rollout of a new line of footwear that the Company is sourcing exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 11% for the third quarter of Fiscal 2008 compared to the third quarter of Fiscal 2007 and the average price per pair of shoes increased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the third quarter ended November 3, 2007 increased 72.8% from $2.3 million for the third quarter ended October 28, 2006 to $4.0 million, primarily due to increased net sales including the initial rollout of a new line of footwear, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales as the Licensed Brand Group was able to leverage its existing infrastructure for the new shoe line.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended November 3, 2007 were $11.6 million compared to $8.5 million for the third quarter ended October 28, 2006. Corporate expenses in the third quarter this year included $6.1 million in expenses related to the Proposed Merger and included $0.1 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s third quarter included $1.1 million in restructuring and other charges, primarily for retail store asset impairments and the lease termination of one Jarman store.
Interest expense increased 19.6% from $3.0 million in the third quarter ended October 28, 2006 to $3.5 million for the third quarter ended November 3, 2007, primarily due to an increase in revolver borrowings from $52.0 million at the end of the third quarter last year to $129.0 million this year as a result of the Hat Shack acquisition late in Fiscal 2007, the repayment of the last $20.0 million of the term loan in the fourth quarter of Fiscal 2007, decreased net earnings and increased seasonal borrowings.

Results of Operations — Nine Months Fiscal 2008 Compared to Nine Months Fiscal 2007
The Company’s net sales in the nine months ended November 3, 2007 increased 5.2% to $1.04 billion from $983.6 million in the nine months ended October 28, 2006. The increase in net sales was a result of a higher number of stores in operation offset by a decrease in same store sales in the Journeys Group, Underground Station Group and Hat World Group, reflecting generally challenging economic conditions and a difficult retail environment, especially in footwear. Gross margin increased 5.5% to $523.5 million in the nine months of this year from $496.2 million in the same period last year and increased slightly as a percentage of net sales from 50.4% to 50.6%. Selling and administrative expenses in the nine months of this year increased 15.2% to $499.3 million in the nine months of this year from $433.5 million in the nine months of last year and increased as a percentage of net sales from 44.1% to 48.2%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the nine months ended November 3, 2007 were $8.5 million compared to $54.0 million for the nine months ended October 28, 2006. Pretax earnings were impacted by the difficult retail environment, especially in footwear. Pretax earnings for the nine months ended November 3, 2007 included restructuring and other charges of $6.8 million ($4.1 million net of tax) primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group and the lease termination of one Hat World store offset by an excise tax refund. In addition, the Company announced a plan in May of 2007 to close or convert up to 57 underperforming urban stores. The 57 targeted stores include 49 Underground Station stores and eight Hat World stores. Pretax earnings for the nine months ended November 3, 2007 also included $11.6 million in expenses related to the Proposed Merger and pending litigation. Pretax earnings for the nine months ended October 28, 2006 included restructuring and other charges of $1.7 million ($1.0 million net of tax), primarily for retail store asset impairments and lease terminations of ten Jarman stores.
Net earnings for the nine months ended November 3, 2007 were $3.6 million ($0.15 diluted earnings per share) compared to $32.3 million ($1.25 diluted earnings per share) for the nine months ended October 28, 2006. Net earnings for the nine months ended November 3, 2007 included a $1.2 million ($0.05 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. Net earnings for the nine months ended October 28, 2006 included $0.3 million ($0.01 diluted earnings per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 42.5% in the nine months this year compared to 39.7% in the same period last year. The variance in the effective tax rate for the nine months this year compared to the nine months last year is primarily attributable to non-deductible expenses incurred in connection with the Proposed Merger and pending litigation and to FIN 48 adjustments. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Journeys Group

	Nine Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$486,599	$462,560	5.2%
Earnings from operations	$27,136	$46,346	(41.4)%
Operating margin	5.6%	10.0%
Net sales from Journeys Group increased 5.2% for the nine months ended November 3, 2007 compared to the same period last year. The increase reflects primarily a 13% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) offset by a 2% decrease in comparable store sales. The comparable store sales decrease reflects a 3% decline in the average price per pair of shoes, reflecting changes in product mix and increased markdowns and by a 1% decrease in footwear unit comparable sales. Unit sales increased 8% during the same period.
Journeys Group earnings from operations for the nine months ended November 3, 2007 decreased 41.4% to $27.1 million compared to $46.3 million for the nine months ended October 28, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and changes in product mix and to increased expenses as a percentage of net sales from negative leverage in store related expenses from negative comparable store sales and increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products, new stores and lease renewals, and increased employee expenses due to higher minimum wage costs.
Underground Station Group

	Nine Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$81,122	$105,854	(23.4)%
(Loss) earnings from operations	$(9,991)	$27	NM
Operating margin	(12.3)%	0.0%
Net sales from the Underground Station Group decreased 23.4% to $81.1 million for the nine months ended November 3, 2007, from $105.9 million for the same period last year. Sales for Underground Station stores decreased 20% for the nine months ended November 3, 2007. Sales for Jarman retail stores decreased 40% for the nine months this year, reflecting a 39% decrease in the average number of Jarman stores in operation, related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 21% for the Underground Station Group, 22% for Underground Station stores and 12% for Jarman retail stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the absence this year of the chain’s formerly most popular athletic brand from its product offering. The average price per pair of shoes for Underground Station Group decreased 13% in the nine months of Fiscal 2008 and unit sales decreased 11% during the same period. The average price per pair of shoes at Underground Station stores decreased 14% primarily reflecting changes in product mix and increased markdowns as a percentage of net sales, and unit sales decreased 5%.

Underground Station Group loss from operations for the nine months ended November 3, 2007 was $(10.0) million compared to earnings from operations of $27,000 in the nine months ended October 28, 2006. The decrease was due to lower net sales and decreased gross margin as a percentage of net sales, reflecting increased markdowns, and increased expenses as a percentage of net sales reflecting negative leverage in store-related expenses from negative comparable store sales.
Hat World Group

	Nine Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$257,119	$226,697	13.4%
Earnings from operations	$14,709	$22,334	(34.1)%
Operating margin	5.7%	9.9%
Net sales from Hat World Group increased 13.4% for the nine months ended November 3, 2007 compared to the same period last year, reflecting primarily a 22% increase in average stores operated offset by a 2% decrease in comparable store sales. The comparable store sales were impacted by a challenging urban market, partially offset by strength in core Major League Baseball products and branded action headwear.
Hat World Group earnings from operations for the nine months ended November 3, 2007 decreased 34.1% to $14.7 million compared to $22.3 million for the nine months ended October 28, 2006. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and to increased expenses as a percentage of net sales resulting from negative leverage in store-related expenses from negative comparable store sales.
Johnston & Murphy Group

	Nine Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$138,354	$130,414	6.1%
Earnings from operations	$12,459	$8,500	46.6%
Operating margin	9.0%	6.5%
Johnston & Murphy Group net sales increased 6.1% to $138.4 million for the nine months ended November 3, 2007 from $130.4 million for the nine months ended October 28, 2006, reflecting primarily a 3% increase in comparable store sales combined with a 4% increase in average stores operated for Johnston & Murphy retail operations and a 6% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the nine months of Fiscal 2008 and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 72.7% of Johnston & Murphy Group sales in the nine months this year, up from 72.6% in the nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 4% (6% in the Johnston and Murphy shops) in the nine months this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit sales were down 2% compared to the first nine months last year.
Johnston & Murphy Group earnings from operations for the nine months ended November 3, 2007 increased 46.6% compared to the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing in the retail business and lower-off priced sales in the wholesale business.
Licensed Brands

	Nine Months Ended
	November 3,	October 28,	%
	2007	2006	Change
	(dollars in thousands)
Net sales	$71,357	$57,759	23.5%
Earnings from operations	$9,193	$5,390	70.6%
Operating margin	12.9%	9.3%
Licensed Brands’ net sales increased 23.5% to $71.4 million for the nine months ended November 3, 2007, from $57.8 million for the nine months ended October 28, 2006. The sales increase reflects a 19% increase in sales of Dockers Footwear and incremental sales from the initial rollout of a new line of footwear that the Company is sourcing exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 16% for the nine months this year and the average price per pair of shoes increased 2% compared to the same period last year.
Licensed Brands’ earnings from operations for the nine months ended November 3, 2007 increased 70.6% from $5.4 million for the nine months ended October 28, 2006 to $9.2 million, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the nine months ended November 3, 2007 were $36.1 million compared to $21.5 million for the nine months ended October 28, 2006. Corporate expenses in the nine months this year included $6.8 million in restructuring and other charges, primarily for retail store asset impairments in underperforming urban stores primarily in the Underground Station Group and the lease termination of one Hat World store offset by an excise tax refund. Corporate expenses in the nine months this year also included $11.6 million in expenses related to the Proposed Merger and related litigation. Last year’s nine months included $1.7 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations of ten Jarman stores.
Interest expense increased 20.3% from $7.5 million in the nine months ended October 28, 2006 to $9.0 million for the nine months ended November 3, 2007, primarily due to the increase in revolver borrowings from $52.0 million at the end of the third quarter last year to $129.0 million this year as a result of the Hat Shack acquisition late in Fiscal 2007, the repayment of the last $20.0 million of the term loan in the fourth quarter of Fiscal 2007, decreased net earnings and increased seasonal borrowings. Interest income decreased $0.4 million or 75.4% for the nine months ended November 3, 2007 due to the decrease in average short-term investments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 3,	February 3,	October 28,
	2007	2007	2006
	(dollars in millions)
Cash and cash equivalents	$18.0	$16.7	$18.6
Working capital	$295.0	$200.3	$222.0
Long-term debt	$215.2	$109.3	$158.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $30.9 million in the first nine months of Fiscal 2008 compared to $13.9 million in the first nine months of Fiscal 2007. The $17.0 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from changes in inventory and other current assets of $21.3 million and $18.5 million, respectively, and a decrease in net earnings of $28.7 million, offset by an increase in cash flow from changes in accounts payable of $24.9 million and changes in other accrued liabilities of $10.5 million. The $21.3 million decrease in cash flow from inventory was due to seasonal increases in retail inventory and growth in our retail businesses with a net increase of 247 stores from October 28, 2006. The $18.5 million decrease in cash flow from other current assets was due to increased prepaid taxes. The $24.9 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors and the growth in inventory. The $10.5 million increase in cash flow from other accrued liabilities was primarily due to decreased bonus payments and lower accrued income taxes.
The $134.9 million increase in inventories at November 3, 2007 from February 3, 2007 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 163 stores in the first nine months of this year.
Accounts receivable at November 3, 2007 increased by $5.2 million compared to February 3, 2007 due primarily to increased wholesale accounts receivable due to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended
	November 3,	October 28,
	2007	2006
	(in thousands)
Accounts payable	$79,313	$54,455
Accrued liabilities	(9,422)	(19,905)

	$69,891	$34,550

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns and payment terms negotiated with individual vendors and the growth in inventory. The change in cash provided due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to decreased bonus payments and accruals in the first nine months of Fiscal 2008.
The Company’s revolving credit borrowings averaged $58.0 million during the nine months ended November 3, 2007 and $11.1 million during the nine months ended October 28, 2006, as cash generated from operations did not fund seasonal working capital requirements or its capital expenditures in the nine months ended November 3, 2007. The Company acquired Hat Shack late in the fourth quarter of Fiscal 2007 for $16.6 million and paid off $1.6 million of the $2.2 million debt assumed in the acquisition as well as paying off a $20 million term loan which contributed to revolver borrowings in the first nine months of Fiscal 2008.
The Company’s contractual obligations over the next five years have increased from February 3, 2007. Operating lease obligations increased to $1.1 billion from $1.0 billion due to new store openings. Purchase obligations increased to $223 million from $163 million due to seasonal increases in purchases of retail inventory and new store openings. Long-term debt increased to $215.2 million from $109.3 million due to increased revolver borrowings as a result of new store growth, seasonal working capital requirements and lower cash flow generated from operations relating partially to the reduction in earnings.
Capital Expenditures
Total capital expenditures in Fiscal 2008 are currently expected to be approximately $85.7 million. These include expected retail capital expenditures of $79.2 million to open approximately 42 Journeys stores, 42 Journeys Kidz stores, 35 Shi by Journeys stores, 11 Johnston & Murphy shops and factory stores, two Underground Station stores and 98 Hat World stores (including 12 Lids Kids stores) and to complete 128 major store renovations, including two conversions of Jarman stores to Underground Station stores. The amount of capital expenditures in Fiscal 2008 for other purposes is expected to be approximately $6.5 million, including approximately $2.1 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will not be sufficient to support working capital growth requirements but the Company plans to borrow under its revolving credit facility to partially fund its capital expenditures through Fiscal 2008. The approximately $5.4 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility.
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during the nine months ended November 3, 2007. The agreement and plan of merger entered into in connection with the Proposed Merger generally prohibits further repurchases of stock. In total, the Company had repurchased 8.2 million shares at a cost of $103.4 million from all authorizations from Fiscal 1999 to November 3, 2007.
There were $13.5 million of letters of credit outstanding and $129.0 million revolver borrowings outstanding under the Credit Facility at November 3, 2007. At the end of the third quarter this year, the Borrowing Base was $288.9 million. Adjusted Excess Availability is calculated based on the lesser of the $200.0 million facility amount or the Borrowing Base. Therefore, gross availability under the Credit Facility was $200.0 million leaving net availability under the Credit Facility of

$57.5 million. The Company is not required to comply with any financial covenants unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at November 3, 2007.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the fixed charge coverage must be greater than 1.0 to 1.0. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $198,000.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for its environmental contingencies, including approximately $2.2 million reflected in the first nine months of Fiscal 2008, $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See Item 1A. “Risk Factors.”
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
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at November 3, 2007. As a result, the Company considers the interest rate market risk implicit in these investments at November 3, 2007 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At November 3, 2007, the Company had $3.0 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at November 3, 2007 was $0.1 million based on current spot rates. As of November 3, 2007, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.3 million.
Accounts Receivable — The Company’s accounts receivable balance at November 3, 2007 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 14% and another customer accounted for 12% of the Company’s trade accounts receivable balance and no other customer accounted for more than 8% of the Company’s trade receivables balance as of November 3, 2007. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk, historical trends and other information; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at November 3, 2007, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2008 would not be material.
New Accounting Principles
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation),” (“EITF No. 06-3”) which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF No. 06-3 was adopted effective February 4, 2007. EITF No. 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements for the three months and nine months ended November 3, 2007 and will have no impact in future periods as the Company’s policy is to exclude all such taxes from revenue.
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

Based on their evaluation as of November 3, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The Company incorporates by reference the information regarding legal proceedings in Note 10 of the Company’s Condensed Consolidated Financial Statements.
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
There are risks associated with the pending litigation with The Finish Line and UBS and the U.S. Attorney’s subpoena for documents.
As described in the Legal Proceedings section of this Form 10-Q, the Company is currently in litigation with The Finish Line and UBS in connection with the Company’s merger agreement with The Finish Line. As with any litigation, we cannot predict with certainty the outcome of these proceedings. In the event of an adverse outcome in these proceedings, the merger with The Finish Line is likely not to close. In addition, we have and may continue to incur substantial expenses in connection with the litigation which could negatively affect our results of operations and cash flows.
In addition, the Company has received a subpoena for documents from the Office of the U.S. Attorney for the Southern District of New York relating to the Company’s negotiations and merger agreement with The Finish Line. While we believe the allegations to which the subpoena relates are without merit, we cannot predict with certainty the outcome of any government proceeding.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or Units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands)
August 2007 8-5-07 to 9-1-07	-0-	-0-	-0-	$-0-
September 2007 9-2-07 to 9-29-07	-0-	-0-	-0-	-0-
October 2007(1) 9-30-07 to 11-3-07	19,049	$47.13	-0-	-0-
(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 4. Submission of Matters to a Vote of Security Holders
At a special meeting of shareholders held on September 17, 2007, shares representing a total of 22,946,206 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	Approved the merger agreement between The Finish Line, Inc. and Genesco Inc. by a vote of 16,583,039 for and 68,581 against, with 31,597 abstentions; and

2)	Approved the adjournment of the special meeting by a vote of 16,128,806 for and 526,220 against, with 28,191 abstentions.
At the reconvened special meeting of shareholders held on October 4, 2007, shares representing a total of 22,946,206 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company approved and adopted the charter amendment by a vote of 16,557,594 for and 72,786 against, with 52,837 abstentions.
Item 6. Exhibits
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

Date: December 13, 2007