Form 10-K
period 2008-02-02
GENESCO INC
filed 2008-04-02
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 2, 2008

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one:)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Documents Incorporated by Reference
Portion of Genesco’s Annual Report to Shareholders for the fiscal year ended February 2, 2008 are incorporated into Part II by reference. Portions of the proxy statement for the June 18, 2008 annual meeting of shareholders are incorporated into Part III by reference.
Common Shares Outstanding March 21, 2008 – 22,092,458
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 4, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,100,000,000. The market value calculation was determined using a per share price of $48.25, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

PART I
ITEM 1, BUSINESS
General
Genesco is a leading retailer of branded footwear and licensed and branded headwear and a wholesaler of branded footwear, with net sales for Fiscal 2008 of $1.5 billion. During Fiscal 2008, the Company operated five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company. On January 11, 2007, the Company acquired Hat Shack, Inc., a retailer of licensed and branded headwear.
At February 2, 2008, the Company operated 2,175 retail footwear and headwear stores throughout the United States and Puerto Rico including 34 headwear stores in Canada. It currently plans to open a total of 115 new retail stores and close 46 retail stores in Fiscal 2009. At February 2, 2008, Journeys Group operated 967 stores, including 115 Journeys Kidz and 47 Shi by Journeys; Underground Station Group operated 192 stores, including 176 Underground Station stores; Hat World Group operated 862 stores, including 34 stores in Canada and 14 Lids Kids stores, and Johnston & Murphy Group operated 154 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008
Retail Footwear and Headwear Stores and Leased Departments
Beginning of year	991	1,046	1,618	1,773	2,009
Opened during year	80	120	193	224	229
Acquired during year	-0-	503	-0-	49	-0-
Closed during year	(25)	(51)	(38)	(37)	(63)

End of year	1,046	1,618	1,773	2,009	2,175

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 975 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2008”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 2, 2008). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 48% of the Company’s net sales in Fiscal 2008. Operating income attributable to Journeys Group was $51.1 million in Fiscal 2008, with an operating margin of 7.2%. The Company believes that its innovative store formats, mix of well-known brands, new product introductions, and experienced management team provide significant competitive advantages for Journeys Group.
At February 2, 2008, Journeys Group operated 967 stores, including 115 Journeys Kidz stores and 47 Shi by Journeys stores, averaging approximately 1,825 square feet, throughout the United States and Puerto Rico, selling footwear for young men and women and children.
Journeys Group added 114 net new stores in Fiscal 2008 including 42 net new Journeys Kidz stores and 35 new Shi by Journeys stores. Comparable store sales were down 4% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices, including leading brand names such as Vans, Converse, DC and Puma. The Journeys Kidz retail footwear stores sell footwear primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. From a base of 695 Journeys Group stores at the end of Fiscal 2005, the Company opened 66 net new Journeys Group stores in Fiscal 2006, 92 net new stores in Fiscal 2007 and 114 net new stores in Fiscal 2008 and plans to open 62 net new Journeys Group stores in Fiscal 2009.

Underground Station Group
The Underground Station Group segment, including Underground Station and Jarman retail stores, accounted for approximately 8% of the Company’s net sales in Fiscal 2008. An operating loss attributable to Underground Station Group was $(7.7) million in Fiscal 2008, with an operating margin of (6.2)%.
At February 2, 2008, Underground Station Group operated 192 stores, including 176 Underground Station stores, averaging approximately 1,775 square feet, throughout the United States, selling footwear and accessories primarily for men and women.
Underground Station stores are located primarily in urban markets. Jarman stores are located primarily in urban and suburban areas in the Southeast and Midwest. Comparable store sales were down 16% for Underground Station Group for Fiscal 2008. For Fiscal 2008, most of the footwear sold in Underground Station stores was branded merchandise, including leading brand names such as Timberland, Phat Farm, Puma, Converse and Ralph Lauren, with the remainder made up of private label brands. The product mix at each Underground Station/Jarman store is tailored to match local customer preferences and competitive dynamics. The Company opened two new Underground Station stores in Fiscal 2008 and closed 21 Underground Station stores and 12 Jarman stores, leaving the total number of Underground Station/Jarman stores at 192. The Company also converted two Jarman stores to Underground Station stores in Fiscal 2008. The Company plans to close approximately 22 Underground Station stores in Fiscal 2009 and close approximately six Jarman stores. The Company has previously announced its intentions eventually to close the remaining Jarman stores or to convert them into Underground Station stores. For additional information, including with respect to the planned closing or conversion of the Company’s Jarman stores, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Hat World Group
The Hat World Group segment, including Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail stores and internet sales, accounted for approximately 25% of the Company’s net sales in Fiscal 2008. Operating income attributable to Hat World Group was $32.0 million in Fiscal 2008, with an operating margin of 8.4%.
At February 2, 2008, Hat World Group operated 862 stores, averaging approximately 775 square feet, throughout the United States, Puerto Rico and Canada. Hat World Group added 77 net new stores in Fiscal 2008, and plans to open approximately 27 net new stores in Fiscal 2009.
Comparable store sales for Hat World Group were down 2% for Fiscal 2008. The core adult stores, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the early-teens to mid-20’s age group. The new Lids Kids stores, fourteen of which were open at the end of Fiscal 2008, are located in malls and target children up to ten years old. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 13% of the Company’s net sales in Fiscal 2008. Operating income attributable to Johnston & Murphy Group was $19.8 million in Fiscal 2008, with an operating margin of 10.3%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 97% of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 2, 2008, Johnston & Murphy operated 154 retail shops and factory stores throughout the United States averaging approximately 1,650 square feet and selling footwear and accessories for men. Johnston & Murphy retail shops are located primarily in better malls nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Johnston & Murphy stores target male business and professional consumers. Comparable store sales for Johnston & Murphy retail operations were up 2% for Fiscal 2008. Retail prices for Johnston & Murphy footwear generally range from $110 to $250. Casual and dress casual footwear accounted for 38% of total Johnston & Murphy retail sales in Fiscal 2008, with the balance consisting of dress shoes and accessories.
Johnston & Murphy Wholesale Operations. In addition to sales through Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy footwear is sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100-$160.
Licensed Brands
The Licensed Brands segment accounted for approximately 6% of the Company’s net sales in Fiscal 2008. Operating income attributable to Licensed Brands was $11.0 million in Fiscal 2008, with an operating margin of 11.8%. Substantially all of the Licensed Brands sales are of footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed through many of the same national retail chains that carry Dockers slacks and sportswear. Suggested retail prices for Dockers footwear generally range from $50 to $90.
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
Trademarks and Licenses
The Company owns its Johnston & Murphy brand through a wholly-owned subsidiary. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico. The Dockers license agreement, as amended, expires on December 31, 2009, with a Company option to renew through December 31, 2012, subject to certain conditions. Net sales of Dockers products were $87 million in Fiscal 2008 and $77 million in Fiscal 2007. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2008.
Wholesale Backlog
Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 1, 2008, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $36.3 million, compared to approximately $31.4 million on March 3, 2007. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 13,950 employees at February 2, 2008, approximately 105 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees and approximately 7,850 of the Company’s employees were part-time.
Properties
At February 2, 2008, the Company operated 2,175 retail footwear and headwear stores throughout the United States, Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
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
The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis office expires in May 2015. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

Environmental Matters
The Company’s former manufacturing operations and the sites of those operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See Item 3, Legal Proceedings.
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
Certain of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion or in consumer taste. Our ability to achieve our performance goals for fiscal 2009 in particular depends in part on the success of our efforts to remerchandise and reposition our Underground Station business, which serves a particularly fashion-sensitive market segment. Failure to continue to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.
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
A small portion of the products we buy abroad are priced in foreign currencies and, therefore, we are affected by fluctuating currency exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to effectively protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. Even dollar-denominated foreign purchases may be affected by currency fluctuations, as suppliers seek to reflect appreciation in the local currency against the dollar in the price of the products that they provide. You should read “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and hedging activities.
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
As part of our growth strategy, we intend to continue to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. We increased our net store base by 155 in Fiscal 2006, 236 in Fiscal 2007 and 166 in Fiscal

2008, and currently plan to increase our net store base by approximately 69 stores in Fiscal 2009. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
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
We are subject to regulatory proceedings and litigation that could have an adverse effect on our financial condition and results of operations.
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company, various suits involving current operations, and a number of suits and an investigation related to our now-terminated merger with The Finish Line, Inc., as disclosed in Note 14 to the Consolidated Financial Statements. If these similar matters are resolved against us, our results of operations or our financial could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly and inadvertent violations could result in liability for damages or penalties.

If we lose key members of management or are unable to attract and retain the talent required for our business, our operating results could suffer.
Our performance depends largely on the efforts and abilities of members of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected future loss of services of one or more key members of our management team could have an adverse effect on our business. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management, to keep pace with our expansion schedule. While we do not believe that our ability to retain key employees has been materially compromised by our now-terminated merger agreement with The Finish Line, Inc., the post-termination drop in our stock price, ongoing litigation related to the proposed merger, and other factors may contribute to a sense of uncertainty about the Company that could make recruiting and retaining such employees more difficult in the near future. If we are unable to do so, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. Finally, our stores are decentralized, are managed through a network of geographically dispersed management personnel and historically experience a high degree of turnover. If we are for any reason unable to maintain appropriate controls on store operations, including the ability to control losses resulting from inventory and cash shrinkage, our sales and operating margins may be adversely affected. We cannot assure you that we will be able to attract and retain the personnel we need in the future.
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
ITEM 1B, UNRESOLVED STAFF COMMENTS
None.
ITEM 2, PROPERTIES
See Item 1, Business — Properties.
ITEM 3, LEGAL PROCEEDINGS
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediate measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described below. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under provisions of various federal environmental statutes in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision.
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
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements and Consent Decrees with EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $150,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.2 million to $4.8 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $7.8 million as of February 2, 2008 and $5.8 million as of February 3, 2007. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On June 18, 2007, the Company announced that the boards of directors of Genesco and The Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash. On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company (the “Tennessee Action”). On September 28, 2007, The Finish Line filed an answer and counterclaim seeking a declaratory judgment as to whether a “Company Material Adverse Effect” had occurred under the merger agreement. The Finish Line also filed a third-party claim against UBS Securities LLC and UBS Finance LLC (collectively, “UBS”), who provided The Finish Line with a commitment letter with respect to the financing for the merger transaction. On October 10, 2007, The Finish Line voluntarily dismissed its claims against UBS, and UBS filed a Motion to Intervene as a defendant in the case and an answer to the Company’s complaint. On November 13, 2007, the Company amended its complaint to add an alternative claim for damages. On November 15, 2007, The Finish Line filed an answer to the amended complaint asserting that a Company Material Adverse Effect had occurred under the merger agreement and asserting a counterclaim against the Company for intentional or negligent misrepresentation in connection with the merger agreement.

On November 15, 2007, UBS filed an answer to the amended complaint and a counterclaim asserting fraud against the Company. That same day, UBS also filed a separate lawsuit in the United States District Court for the Southern District of New York (the “New York Action”), naming the Company and The Finish Line as defendants. In the New York Action, UBS sought a declaration that its commitment to provide The Finish Line with financing for the merger transaction was void and/or could be terminated by UBS because The Finish Line would not be able to provide, prior to the expiration of the financing commitment on April 30, 2008, a valid solvency certificate attesting to the solvency of the combined entities resulting from the merger, which certificate was a condition precedent to the closing of the financing. The Company was named in the New York Action as an interested party.
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. In its order, the Court rejected UBS’s and Finish Line’s claims of fraud and misrepresentation and declared that all conditions to the Merger Agreement had been met. The Court also declared that Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered Finish Line to close the merger pursuant to section 1.2 of the Merger Agreement, to use its reasonable best efforts to take all actions to consummate the merger as required by section 6.4(d) of the Merger Agreement, and to use its reasonable best efforts to obtain financing as per section 6.8(a) of the Merger Agreement. The Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination by the New York Court in the New York Action filed by UBS.
On January 18, 2008, The Finish Line and UBS each filed a Notice of Appeal and a Motion For Permission For Interlocutory Appeal of the Chancery Court’s December 27, 2007 order requiring The Finish Line to specifically perform the terms of the Merger Agreement. On February 13, 2008, the Tennessee Court of Appeals dismissed the Notices of Appeal filed by The Finish Line and UBS on the ground that the Order of the Chancery Court was not a final order. Subsequently, on February 28, 2008, the Court of Appeals also denied The Finish Line’s and UBS’s Motions For Permission For Interlocutory Appeal.
On February 25, 2008, the Company filed a motion with the Chancery Court for permission to file a second amended complaint alleging claims directly against UBS for procurement of a breach of contract under Tennessee law.
On March 3, 2008, the Company, The Finish Line, and UBS entered into a definitive agreement for the termination of the merger agreement with The Finish Line and the settlement of all related litigation among The Finish Line and the Company and UBS, including the Tennessee Action and the New York Action. Pursuant to the settlement agreement, the parties agreed that: (1) the merger agreement between the Company and The Finish Line would be terminated; (2) the financing commitment from UBS to The Finish Line would be terminated; (3) on or before March 7, 2008, UBS and The Finish Line would pay to the Company an aggregate of $175 million in cash; (4) on or before March 7, 2008, The Finish Line would transfer to the Company a number of Class A shares of The Finish Line common stock equal to 12.0% of the total post-issuance outstanding shares of The Finish Line common stock; (5) the Company and The Finish Line would be subject to a mutual standstill agreement; and (6) the parties would execute customary mutual releases. The cash payment and the Class A shares of The Finish Line common stock have been received by the Company in accordance with the settlement agreement.

A Stipulation of Dismissal With Prejudice was filed in the New York Action on March 4, 2008. The parties will also file a Stipulation of Dismissal in the Tennessee Action.
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
Koshti v. Genesco Inc., et al.
On December 13, 2007, a second class action complaint alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and three of its officers in the U.S. District Court for the Middle District of Tennessee. The Complaint alleges that the defendants violated federal securities laws by failing to disclose material adverse facts about the Company’s financial well being and prospects during the class period. The complaint seeks unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations and intends to defend these claims vigorously. On January 22, 2008, the U.S. District Court entered a stipulation and Order consolidating the Koshti case with the Roeglin case.
Falzone v. Genesco Inc., et al.
On December 11, 2007, a class action complaint alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between May 31, 2007 and November 16, 2007 was filed against the Company and one of its officers in the U.S. District Court for the Southern District of New York. The complaint alleged that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It sought unspecified damages and interest, costs and attorneys’ fees and other relief. On February 5, 2008, the plaintiff filed a Stipulation and Order of Discontinuance Without Prejudice dismissing the case in light of the earlier filed cases in Tennessee.
Phillips v. Genesco Inc., et al.
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The original complaint alleged, among other things, that the individual defendants (officers and directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint sought class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. The defendants have not filed a response to the complaint as of the date of this report. Following the execution of the merger agreement with The Finish Line, Inc., the plaintiff filed an amended complaint alleging breach of fiduciary duties by the individual defendants in connection with the board of directors’ approval of the merger agreement and the disclosures made in the preliminary proxy statement related to the merger and seeking injunctive relief. The Company and the individual defendants reached an agreement with plaintiff under which the Company agreed to include certain additional disclosures in its definitive proxy statement related to the merger that was filed on August 13, 2007. The parties executed a Memorandum of Understanding to formalize the settlement on September 10, 2007. Under the terms of the Memorandum, the Company agreed to pay $450,000 in attorneys’ fees and expenses if the settlement and payment of fees were approved by the Court and certain other conditions, including the consummation of the merger with The Finish Line, were to occur.
California Employment Matter
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. On February 21, 2007, the court granted leave for the plaintiff to file an amended complaint adding the Company’s wholly-owned subsidiary, Hat World, Inc., as a defendant. The Company disputes the material allegations of the complaint. The parties have agreed to third-party mediation of the claims in the litigation. If the mediation does not resolve the issues in the litigation, we will continue to defend the matter vigorously.
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office.
Tennessee Department of Environment and Conservation Inquiry
The Company has received an inquiry from the Tennessee Department of Environment and Conservation concerning waste disposal on the premises of a manufacturing facility operated by the Company more than 25 years ago. The letter of inquiry did not disclose the reason for the inquiry. The Company is gathering information for its response to the inquiry, which is due May 1, 2008.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2008.
EXECUTIVE OFFICERS OF THE REGISTRANT
The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualified. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:
Hal N. Pennington, 70, Chairman and Chief Executive Officer. Mr. Pennington has served in various roles during his 46 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 1999. Mr. Pennington was named president of the Company as of November 2000. Mr. Pennington was named chief executive officer of the Company as of April 2002. Mr. Pennington was named chairman as of October 2004.
Robert J. Dennis, 54, President and Chief Operating Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s newly acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, where he became a partner in 1990.
James S. Gulmi, 62, Senior Vice President — Finance and Chief Financial Officer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996.
James C. Estepa, 56, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Underground Station.

Jonathan D. Caplan, 54, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to joining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
Kenneth J. Kocher, 42, Senior Vice President. Mr. Kocher was named senior vice president in October 2006 in addition to continuing his role as president of Hat World. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
John W. Clinard, 60, Senior Vice President – Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 36 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000. He was named senior vice president administration and human resources in October 2006.
Roger G. Sisson, 44, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006. Before joining the Company, Mr. Sisson was associated with a Nashville law firm for approximately six years.
Mimi Eckel Vaughn, 41, Senior Vice President, Strategy and Business Development. Ms. Vaughn joined the Company in 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta. Prior to joining McKinsey, she held various corporate finance positions at Goldman, Sachs & Co., Wasserstein Perella & Co. Inc. and Drexel Burnham Lambert.
Matthew N. Johnson, 43, Vice President Finance and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.
Paul D. Williams, 53, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

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
Fiscal Year ended February 3

	High	Low
2007 1st Quarter	$42.60	$37.33
2nd Quarter	43.72	25.50
3rd Quarter	38.73	26.05
4th Quarter	42.15	35.46
Fiscal Year ended February 2

	High	Low
2008 1st Quarter	$51.30	$34.57
2nd Quarter	54.15	47.09
3rd Quarter	52.06	41.00
4th Quarter	45.67	24.98
There were approximately 4,800 common shareholders of record on March 21, 2008.
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Notes 6 and 8 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Capital Needs” for information regarding restrictions on dividends and redemptions of capital stock.

The following table provides information relating to the Company’s repurchase of common stock for the fourth quarter of Fiscal 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
	(a) Total of		Purchased as	Shares (or Units)
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased
	Units)	per Share (or	Plans or	Under the Plans
Period	Purchased (1)	Unit)	Programs	or Programs
November 2007 11-4-07 to 12-1-07	104	$42.10	-0-	$-0-
December 2007 12-2-07 to 12-29-07	244	$33.28	-0-	$-0-
January 2008 12-30-07 to 2-2-08	-0-	-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.
Stock Performance Graph
Refer to the Company’s 2008 Annual Report to Shareholders which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA

Financial Summary
In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2008	2007	2006	2005	2004

Results of Operations Data
Net sales	$1,502,119	$1,460,478	$1,283,876	$1,112,681	$837,379
Depreciation	45,114	40,306	34,622	31,266	24,607
Earnings from operations	45,161	121,045	112,827	88,064	51,649
Earnings before income taxes from continuing operations	32,735	111,118	102,470	77,102	44,360
Earnings from continuing operations	8,488	68,247	62,626	48,460	29,025
(Provision for) earnings from discontinued operations, net	(1,603)	(601)	60	(211)	(888)

Net earnings	$6,885	$67,646	$62,686	$48,249	$28,137

Per Common Share Data
Earnings from continuing operations
Basic	$.37	$3.00	$2.73	$2.19	$1.32
Diluted	.36	2.61	2.38	1.92	1.24
Discontinued operations
Basic	(.07)	(.02)	.01	(.01)	(.04)
Diluted	(.07)	(.02)	.00	(.01)	(.04)
Net earnings
Basic	.30	2.98	2.74	2.18	1.28
Diluted	.29	2.59	2.38	1.91	1.20

Balance Sheet Data
Total assets	$804,556	$729,373	$686,118	$635,571	$448,313
Long-term debt	155,220	109,250	106,250	161,250	86,250
Non-redeemable preferred stock	5,338	6,602	6,695	7,474	7,580
Common shareholders’ equity	416,077	398,624	342,056	264,591	204,665
Capital expenditures	80,662	73,287	56,946	39,480	22,540

Financial Statistics
Earnings from operations as a percent of net sales	3.0%	8.3%	8.8%	7.9%	6.2%
Book value per share (common shareholders’ equity divided by common shares outstanding)	$18.25	$17.53	$14.71	$11.79	$9.42
Working capital (in thousands)	$238,093	$200,330	$184,986	$176,245	$197,569
Current ratio	2.6	2.5	2.2	2.4	3.4
Percent long-term debt to total capitalization	26.9%	21.2%	23.4%	37.2%	28.9%

Other Data (End of Year)
Number of retail outlets*	2,175	2,009	1,773	1,618	1,046
Number of employees**	13,950	12,750	11,100	9,600	6,200

*	Includes 49 Hat Shack stores in Fiscal 2007 acquired January 11, 2007, 486 Hat World stores in Fiscal 2005 acquired April 1, 2004 and 17 Cap Connection stores in Fiscal 2005 acquired July 1, 2004. See Note 2 to the Consolidated Financial Statements.

**	Includes the addition of over 2,800 Hat World employees in Fiscal 2005 due to the acquisition.
Reflected in earnings from continuing operations for Fiscal 2008 were $27.6 million in merger-related costs and litigation expenses. These expenses were not deductible for tax purposes in Fiscal 2008. See Notes 13 and 14 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2008, 2007, 2006, 2005 and 2004 were restructuring and other charges of $9.7 million, $1.1 million, $2.3 million, $1.2 million and $1.9 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2005 was a favorable tax settlement of $0.5 million and for Fiscal 2005 and Fiscal 2004 were tax benefits of $0.2 million and $1.1 million, respectively, resulting from the reversal of previously accrued income taxes. See Note 9 to the Consolidated Financial Statements for additional information regarding these charges.
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
The Company has not paid dividends on its Common Stock since 1973. See Notes 6 and 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Capital Needs” for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include continuing weakness in the consumer economy, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons, changes in buying patterns by significant wholesale customers, disruptions in product supply or distribution, further unfavorable trends in fuel costs, foreign currency exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, and competition in the Company’s markets. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels, the ability to negotiate acceptable lease terminations and otherwise to execute the previously announced store closing plans on schedule and at expected expense levels, unexpected changes to the market for our shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation, investigations and environmental matters involving the Company. For a discussion of additional risk factors, See Item 1A, Risk Factors.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,175 retail footwear and headwear stores throughout the United States and Puerto Rico including 34 headwear stores in Canada as of February 2, 2008. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 975 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,875 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet.
The Underground Station Group retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. The Underground Station Group stores average approximately 1,775 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, including 49 Underground Station stores, due to the deterioration in the urban market. Previously, in the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores not suitable for conversion to Underground Station stores subject to its ability to negotiate lease terminations. The Company intends to convert or close the remaining Jarman stores as quickly as it is financially feasible, subject to landlord approval. During Fiscal 2008, 12 Jarman stores were closed and two Jarman stores were converted to Underground Station stores. During Fiscal 2007, 16 Jarman stores were closed and three were converted.
The Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. Hat World also operates Lids Kids, offering licensed and branded headwear, apparel and accessories to children up to 10 years old. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet stores throughout the United States, Puerto Rico and in Canada.
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
The Company entered into an exclusive license with Levi Strauss and Company to market men’s footwear in the United States under the Dockers® brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico. The Dockers license agreement was renewed November 1, 2006. The Dockers license agreement, as amended, expires on December 31, 2009 with a Company option to renew through December 31, 2012, subject to certain conditions. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors. Generally, the Company attempts to develop strategies to help mitigate the risks it views as material, including those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as current, high fuel prices and the possibility of recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 2.9% during Fiscal 2008 compared to Fiscal 2007. The increase was driven primarily by an 18% increase in Licensed Brands sales, an 11% increase in Hat World Group sales, a 3% increase in Johnston & Murphy Group sales and a 2% increase in Journeys Group sales offset by a 20% decrease in Underground Station Group sales. Gross margin was flat as a percentage of net sales for Fiscal 2008. Selling and administrative expenses increased as a percentage of net sales during Fiscal 2008, reflecting increases as a percentage of net sales in Journeys Group, Underground Station Group, Hat World Group and Johnston & Murphy Group, as well as an additional $27.6 million of expense associated with the Company’s now terminated merger with The Finish Line, Inc. and related litigation with The Finish Line and its investment bankers. The Company recorded an effective tax rate of 74.1% for Fiscal 2008 compared to 38.6% for Fiscal 2007 as a result of the non-deductible expenses incurred in connection with the now terminated merger. Earnings from operations decreased as a percentage of net sales during Fiscal 2008, primarily due to decreased earnings from operations in the Journeys Group, Underground Station Group and Hat World Group, as a result of a difficult retail environment, particularly in footwear, partially offset by an increase in earnings from operations in the Johnston & Murphy Group and Licensed Brands, and as a result of the merger-related expense.
Significant Developments
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line breached the merger agreement and litigation ensued. The Proposed Merger was terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and its investment bankers for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company has received. The Company will distribute to its shareholders 6,518,971 shares of Class A Common Stock of The Finish Line, Inc. The Company is required to distribute the shares to its shareholders as soon as practicable once Finish Line registers the shares with the SEC and lists them on NASDAQ. The Company expects to set the record date for the distribution soon after the registration and listing process is complete. During Fiscal 2008, the Company expensed $27.6 million in merger-related costs and litigation expenses. As of March 25, 2008, the Company had expensed an additional $6.1 million of such costs and expenses in the first quarter of Fiscal 2009. The Company believes that most of the $27.6 million in merger-related costs and litigation expenses will be tax deductible in Fiscal 2009. For additional information, see the “Merger-Related Litigation” section in Note 14 to the Consolidated Financial Statements.
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc., which operated 49 Hat Shack retail headwear stores located primarily in the southeastern United States, for a purchase price of $16.6 million plus debt assumed of $2.2 million funded from cash on hand.
Restructuring and Other Charges
The Company recorded a total pretax charge to earnings of $10.6 million ($6.4 million net of tax) in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. The asset impairments reflected deterioration in the urban market as well as underperforming stores in some of the Company’s other markets. Also included in the charge was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of 13 Jarman stores pursuant to the plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was a gain of $9.2 million for Fiscal 2008 compared to a gain of $9.5 million in Fiscal 2007. The interest rate used to measure benefit obligations increased from 5.75% to 5.875% in Fiscal 2008. As a result of the increase in return on plan assets and the increase in the discount rate, the pension liability was reduced to $6.6 million on the Consolidated Balance Sheets compared to $14.3 million in Fiscal 2007. There was a decrease in the pension liability adjustment of $4.1 million (net of tax) in accumulated other comprehensive loss in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
Share Repurchase Program
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of the merger-related litigation discussed above under the heading “Terminated Merger Agreement.”

Discontinued Operations
For the year ended February 2, 2008, the Company recorded an additional charge to earnings of $2.6 million ($1.6 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations. For additional information, see Note 14 to the Consolidated Financial Statements.
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations. For additional information, see Note 14 to the Consolidated Financial Statements.
For the year ended January 28, 2006, the Company recorded a credit to earnings of $0.1 million ($0.1 million net of tax) reflected in discontinued operations, including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Note 14 to the Consolidated Financial Statements.
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
Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $1.3 million at February 2, 2008.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2008, $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increase the allowances in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations.
Income tax reserves are determined using the methodology established by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.
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
In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R). On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is not effective for the Company until Fiscal 2009. The Company does not believe the adoption of the measurement date will have a material impact of the Company’s results of operations or financial position.
The Company accounts for the defined benefit pension plans using SFAS No. 87, as amended. As permitted under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2008, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.875%, 5.75%, and 5.50% for Fiscal 2008, 2007 and 2006, respectively. The discount rate is determined based on the current yields on a portfolio of high quality long-term bonds. For Fiscal 2008, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.4 million and the accumulated benefit obligation would have decreased by $5.4 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $5.9 million and the accumulated benefit obligation would have increased by $5.9 million.
Amortization of Gains and Losses – The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2008, the Company had unrecognized actuarial losses of $28.0 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently five and a half years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

The Company recognized expense for its defined benefit pension plans of $3.1 million, $3.4 million and $3.7 million in Fiscal 2008, 2007 and 2006, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to decrease in Fiscal 2009 by approximately $1.6 million due to the net effect of an increase in the discount rate from 5.75% to 5.875% and a smaller actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for fixed option plans in Fiscal 2006 because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the date of grant.
Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), adopted on the first day of Fiscal 2007, the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For Fiscal 2008 and 2007, share-based compensation was $3.2 million and $4.1 million, respectively. For Fiscal 2008 and 2007, restricted stock expense was $4.6 million and $3.4 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Shared-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s share-based compensation plans.
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

Adjustment to Previously Reported Merger-Related Expenses
After issuing its press release on March 13, 2008, reporting fourth quarter and Fiscal 2008 operating results, the Company received late invoices totaling $865,000 for services rendered prior to February 2, 2008 in connection with litigation over the Company’s now-terminated merger agreement with The Finish Line, Inc. The Company determined that in accordance with U.S. generally accepted accounting principles, such services should be expensed in the fourth quarter of Fiscal 2008. Accordingly, as reflected in the Consolidated Financial Statements and as discussed in this Report, earnings from continuing operations, net earnings and other financial measures, as applicable, for the fourth quarter and Fiscal 2008 have been adjusted from the amounts reported in the March 13, 2008, earnings release by the amount of the additional expense.
Results of Operations — Fiscal 2008 Compared to Fiscal 2007
The Company’s net sales for Fiscal 2008 (52 weeks) increased 2.9% to $1.50 billion from $1.46 billion in Fiscal 2007 (53 weeks). Net sales for the 53rd week of Fiscal 2007 are estimated at $24.7 million, based on actual retail sales and estimated wholesales sales. Wholesale sales are recognized upon shipment. The Company believes that a portion of the shipments that occurred in the final week would have occurred during the quarter even if it had not included the final week. Its estimate of the amount of such sales is excluded from the estimate of sales for the 53rd week. Excluding the 53rd week in Fiscal 2007, the net sales increase from the adjusted 52-week period last year was approximately 5%. The increase in net sales was a result of a higher number of stores in operation offset by a decrease in comparable store sales in the Journeys Group, Underground Station Group and Hat World Group, reflecting generally challenging economic conditions and a difficult retail environment, especially in footwear. Gross margin increased 2.8% to $751.2 million in Fiscal 2008 from $730.8 million in Fiscal 2007 but was flat as a percentage of net sales at 50.0%. Selling and administrative expenses in Fiscal 2008 increased 14.4% from Fiscal 2007 and increased as a percentage of net sales from 41.7% to 46.4% including $27.6 million of expenses relating to the now-terminated merger agreement with The Finish Line, which accounted for 184 basis points of the increase. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2008 were $32.7 million compared to $111.1 million for Fiscal 2007. Pretax earnings for Fiscal 2008 included restructuring and other charges of $10.6 million, including $8.7 million of charges for asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. Also included in the charge was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings. Pretax earnings for Fiscal 2008 also included $27.6 million in expenses relating to the merger agreement with The Finish Line and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina. Pretax earnings for Fiscal 2007 included restructuring and other charges of $1.1 million, including $2.2 million of charges for asset impairments and the termination of a small license agreement offset by $1.1 million of income for gift card breakage and a favorable litigation settlement.
Net earnings for Fiscal 2008 were $6.9 million ($0.29 diluted earnings per share) compared to $67.6 million ($2.59 diluted earnings per share) for Fiscal 2007. Net earnings for Fiscal 2008 included $1.6 million ($0.07 diluted earnings per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2007 included $0.6 million ($0.02 diluted earnings per share) charge to earnings (net of tax), including $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 74.1% for Fiscal 2008 compared to 38.6% for

Fiscal 2007. The variance in the effective tax rate for Fiscal 2008 compared to Fiscal 2007 is primarily attributable to non-deductible expenses incurred in connection with merger-related expenses and to FIN 48 adjustments. The merger agreement was terminated on March 3, 2008 and the Company believes that most of the $27.6 million in merger related costs and litigation expenses will be tax deductible in Fiscal 2009. See Notes 9 and 14 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$713,366	$696,889	2.4%
Earnings from operations	$51,097	$83,835	(39.1)%
Operating margin	7.2%	12.0%
Net sales from Journeys Group increased 2.4% to $713.4 million for Fiscal 2008 from $696.9 million for Fiscal 2007. The increase reflects a 13% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) offset by a 4% decrease in comparable store sales. The comparable store sales decrease reflects a 2% decrease in footwear unit comparable sales and a 3% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix and increased markdowns. Total unit sales increased 5% during the same period. The store count for Journeys Group was 967 stores at the end of Fiscal 2008, including 115 Journeys Kidz stores and 47 Shi by Journeys stores, compared to 853 Journeys Group stores at the end of Fiscal 2007, including 73 Journeys Kidz stores and 12 Shi by Journeys stores.
Journeys Group earnings from operations for Fiscal 2008 decreased 39.1% to $51.1 million, compared to $83.8 million for Fiscal 2007. The decrease was primarily attributable to increased expenses as a percentage of net sales, reflecting negative comparable store sales and increases in (i) rent expense related to relocation from smaller sized, volume-constrained locations to bigger stores in order to offer a broader selection of products, new stores and lease renewals, and (ii) employee expenses due to higher minimum wage costs combined with decreased gross margin as a percentage of net sales reflecting increased markdowns.
Underground Station Group

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$124,002	$155,069	(20.0)%
(Loss) earnings from operations	$(7,710)	$3,844	NM
Operating margin	(6.2)%	2.5%
Net sales from the Underground Station Group decreased 20.0% to $124.0 million for Fiscal 2008 from $155.1 million for Fiscal 2007. Sales for Underground Station stores decreased 16% for Fiscal 2008. Sales for Jarman retail stores decreased 41% for Fiscal 2008, reflecting a 39% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 16% for the Underground Station Group, 17% for Underground Station stores and 10% for Jarman stores. The decrease in comparable store sales was primarily due to the weak urban market, ongoing softness in athletic shoes and the absence this year of the chain’s formerly most popular athletic brand from its product offering. The average price per pair of shoes for Underground Station Group decreased 10% for Fiscal 2008 and unit sales decreased 10% during the same period. The average price per pair of shoes at Underground Station stores decreased 11% during the year, primarily reflecting changes in product mix and increased markdowns. Unit sales decreased 4% during Fiscal 2008. Underground Station Group operated 192 stores at the end of Fiscal 2008, including 176 Underground Station stores. During Fiscal 2008, two Jarman stores were converted to Underground Station stores. The Company had operated 223 Underground Station Group stores at the end of Fiscal 2007, including 193 Underground Station stores.
Underground Station Group loss from operations for Fiscal 2008 was $(7.7) million compared to earnings from operations of $3.8 million for the same period last year. The decrease was due to decreased net sales, increased expenses as a percentage of net sales reflecting negative leverage in expenses, particularly in store-related expenses from negative comparable store sales, and decreased gross margin as a percentage of net sales reflecting increased markdowns.
Hat World Group

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$378,913	$342,641	10.6%
Earnings from operations	$31,987	$41,359	(22.7)%
Operating margin	8.4%	12.1%
Net sales from the Hat World Group increased 10.6% to $378.9 million for Fiscal 2008 from $342.6 million for Fiscal 2007. The increase reflects primarily a 20% increase in average stores operated offset by a 2% decrease in comparable store sales. The comparable store sales were impacted by a challenging urban market among other factors, partially offset by strength in Core Major League Baseball products and branded action headwear. Hat World Group operated 862 stores at the end of Fiscal 2008, including 34 stores in Canada and 14 Lids Kids stores, compared to 785 stores at the end of Fiscal 2007, including 26 stores in Canada and three Lids Kids stores.
Hat World Group earnings from operations for Fiscal 2008 decreased 22.7% to $32.0 million compared to $41.4 million for Fiscal 2007. The decrease in operating income was primarily due to increased expenses as a percentage of net sales, resulting from store growth and negative leverage in store-related expenses from negative comparable store sales, increased rent from lease renewals as well as decreased gross margin as a percentage of net sales reflecting increased promotional activity.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$192,487	$186,979	2.9%
Earnings from operations	$19,807	$15,337	29.1%
Operating margin	10.3%	8.2%
Johnston & Murphy Group net sales increased 2.9% to $192.5 million for Fiscal 2008 from $187.0 million for Fiscal 2007, reflecting a 2% increase in comparable store sales combined with a 4% increase in average stores operated for Johnston & Murphy retail operations and a 4% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 2% in Fiscal 2008, and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 74.2% of Johnston & Murphy Group sales in Fiscal 2008, down slightly from 74.3% in Fiscal 2007 primarily due to increased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail increased 4% (6% in the Johnston & Murphy shops) in Fiscal 2008, primarily due to changes in product mix and increased prices in certain styles, while unit sales decreased 6% during the same period. The store count for Johnston & Murphy retail operations at the end of Fiscal 2008 included 154 Johnston & Murphy stores and factory stores compared to 148 Johnston & Murphy stores and factory stores at the end of Fiscal 2007.
Johnston & Murphy earnings from operations for Fiscal 2008 increased 29.1% to $19.8 million from $15.3 million for Fiscal 2007, primarily due to increased gross margin as a percentage of net sales, reflecting fewer markdowns, increased prices and better sourcing in both the retail and wholesale businesses and lower off-priced sales in the wholesale business as well as increased net sales. The Company believes the gross margins in Fiscal 2008 reflect most of the gains from better sourcing as weakness in the dollar is putting price pressures on the cost of products.
Licensed Brands

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$92,706	$78,422	18.2%
Earnings from operations	$10,976	$6,777	62.0%
Operating margin	11.8%	8.6%
Licensed Brands’ net sales increased 18.2% to $92.7 million for Fiscal 2008 from $78.4 million for Fiscal 2007. The sales increase reflects a 14% increase in sales of Dockers Footwear and incremental sales from the initial rollout of a new line of footwear that the Company is sourcing exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 10% for Fiscal 2008 and the average price per pair of shoes increased 3% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2008 increased 62.0%, from $6.8 million for Fiscal 2007 to $11.0 million, primarily due to increased gross margin as a percentage of net sales, increased net sales and decreased expenses as a percentage of net sales. The Company believes the sales gains will moderate in Fiscal 2009 due to both the economic environment and limited opportunity to continue to grow the business with existing accounts.

Corporate, Interest Expenses and Other Charges
Corporate and other expenses for Fiscal 2008 were $61.0 million compared to $30.1 million for Fiscal 2007. Corporate expenses in Fiscal 2008 included $27.6 million in merger-related expenses and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina. Corporate and other expenses for Fiscal 2008 also included $9.7 million of restructuring and other charges, primarily for asset impairments and lease terminations offset by excise tax refunds and an antitrust settlement. Corporate and other cost of sales for Fiscal 2008 included $0.9 million in excess markdowns related to Underground Station Group lease terminations. Corporate and other expenses for Fiscal 2007 included $1.1 million of restructuring and other charges, primarily for asset impairments and the termination of a small licensing agreement offset by income for gift card breakage and a favorable litigation settlement.
Interest expense increased 19.9% from $10.5 million in Fiscal 2007 to $12.6 million in Fiscal 2008, primarily due to the increase in the average revolver borrowings from $16.8 million in Fiscal 2007 to $65.9 million this year due to decreased net earnings and increased seasonal borrowings.
Interest income decreased 74.3% from $0.6 million in Fiscal 2007 to $0.1 million in Fiscal 2008, due to the decrease in average short-term investments.
Results of Operations — Fiscal 2007 Compared to Fiscal 2006
The Company’s net sales for Fiscal 2007 (53 weeks) increased 13.8% to $1.5 billion from $1.3 billion in Fiscal 2006 (52 weeks). Net sales for the 53rd week of Fiscal 2007 were $24.7 million based on actual retail sales and estimated wholesales sales. Wholesale sales are recognized upon shipment. The Company believes that a portion of the shipments that occurred in the final week would have occurred during the quarter even if it had not included the final week. Its estimate of the amount of such sales is excluded from the estimate of sales for the 53rd week. Excluding the 53rd week in Fiscal 2007, the net sales increase from the comparable 52-week period in Fiscal 2006 was approximately 12%. Gross margin increased 12.0% to $730.8 million in Fiscal 2007 from $652.4 million in Fiscal 2006 but decreased as a percentage of net sales from 50.8% to 50.0%. Selling and administrative expenses in Fiscal 2007 increased 13.3% from Fiscal 2006 but decreased as a percentage of net sales from 41.9% to 41.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2007 were $111.1 million compared to $102.5 million for Fiscal 2006. Pretax earnings for Fiscal 2007 included restructuring and other charges of $1.1 million, including $2.2 million of charges for asset impairments and the termination of a small license agreement offset by $1.1 million of income for gift card breakage and a favorable litigation settlement. Pretax earnings for Fiscal 2006 included restructuring and other charges of $2.3 million, including $1.7 million for settlement of a previously announced class action lawsuit (see Note 14 to the Consolidated Financial Statements), retail store asset impairments and lease terminations of 13 Jarman stores. These lease terminations are the continuation of a plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.

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
Net sales from Journeys Group increased 17.4% to $696.9 million for Fiscal 2007 from $593.5 million for Fiscal 2006. The increase reflects a 13% increase in average Journeys stores operated and a 6% increase in comparable store sales. The comparable store sales increase reflects an 11% increase in footwear unit comparable sales, offset by a 4% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix. Total unit sales increased 25% during the same period. The store count for Journeys was 853 stores at the end of Fiscal 2007, including 73 Journeys Kidz stores and 12 Shi by Journeys stores, compared to 761 Journeys stores at the end of Fiscal 2006, including 50 Journeys Kidz stores and one Shi by Journeys store.
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
Net sales from the Underground Station Group (comprised of Underground Station and Jarman retail stores) decreased 5.5% to $155.1 million for Fiscal 2007 from $164.1 million for Fiscal 2006. Sales for Underground Station stores increased 1% for Fiscal 2007. Sales for Jarman retail stores decreased 29% for Fiscal 2007, reflecting a 29% decrease in the average number of Jarman stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores. Comparable store sales decreased 10% for the Underground Station Group, 9% for Underground Station stores and 12% for Jarman stores. The decrease in comparable store sales was primarily due to generally weak demand for athletic shoes, exacerbated in the second half of the year by the loss of the chain’s most popular athletic brand from its product offering and what management believes was an overall softness in the urban market. The average price per pair of shoes for Underground Station Group decreased 4% for Fiscal 2007 and unit sales decreased 2% during the same period. The average price per pair of shoes at Underground Station stores decreased 5% during Fiscal 2007, primarily reflecting changes in product mix and increased markdowns. Unit sales increased 6% during Fiscal 2007. Underground Station Group operated 223 stores at the end of Fiscal 2007, including 193 Underground Station stores. During Fiscal 2007, three Jarman stores were converted to Underground Station stores. The Company had operated 229 stores at the end of Fiscal 2006, including 180 Underground Station stores.
Underground Station Group earnings from operations for Fiscal 2007 decreased 64.7% to $3.8 million from $10.9 million for the same period of Fiscal 2006. The decrease was due to decreased net sales, to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales from negative leverage in the store related expenses due to the negative comparable store sales.
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
Johnston & Murphy Group net sales increased 10.0% to $187.0 million for Fiscal 2007 from $170.0 million for Fiscal 2006, reflecting a 3% increase in comparable store sales, a 3% increase in average retail stores operated and a 14% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 13% in Fiscal 2007, and the average price per pair of shoes increased 1% for Fiscal 2006. Retail operations accounted for 74.3% of Johnston & Murphy Group sales in Fiscal 2007, down slightly from 75.2% in Fiscal 2006 primarily due to increased wholesale sales. The average price per pair of shoes for Johnston & Murphy retail decreased 2% (2% in the Johnston & Murphy shops) in Fiscal 2007, primarily due to changes in product mix, while footwear unit sales increased 8% during Fiscal 2006. The store count for Johnston & Murphy retail operations at the end of Fiscal 2007 included 148 Johnston & Murphy stores and factory stores compared to 142 Johnston & Murphy stores and factory stores at the end of Fiscal 2006.
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
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 2,	Feb. 3,	Jan. 28,
	2008	2007	2006
	(dollars in millions)
Cash and cash equivalents	$17.7	$16.7	$60.5
Working capital	$238.1	$200.3	$185.0
Long-term debt	$155.2	$109.3	$106.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $23.9 million in Fiscal 2008 compared to $70.6 million in Fiscal 2007. The $46.7 million decrease in cash flow from operating activities from last year reflects primarily a decrease in cash flow from a decrease in net earnings of $60.8 million and changes in inventory of $11.2 million, offset by an increase in cash flow from changes in other accrued liabilities and accounts payable of $11.0 million and $8.6 million, respectively, and an increase in impairment of long-lived assets of $6.8 million. The $11.2 million decrease in cash flow from inventory was due to increases in retail inventory from a weaker than planned holiday selling season and growth in our retail businesses with a net increase of 166 stores for Fiscal 2008. The $11.0 million increase in cash flow from other accrued liabilities was primarily due to a reduction in the change of accrued income and other taxes when compared to Fiscal 2007, combined with an increase in accrued professional fees and expenses relating to the merger agreement, and subsequent litigation, with The Finish Line. The $8.6 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.

The $39.5 million increase in inventories at February 2, 2008 from February 3, 2007 levels reflects a weaker than planned holiday selling season in retail and inventory purchased to support the net increase of 166 stores in Fiscal 2008.
Accounts receivable at February 2, 2008 increased $0.3 million compared to February 3, 2007.
Cash provided by operating activities was $70.6 million in Fiscal 2007 compared to $105.0 million in Fiscal 2006. The $34.4 million decrease in cash flow from operating activities reflects primarily a decrease in cash flow from changes in other accrued liabilities of $29.3 million and a decrease in cash flow from changes in accounts payable of $17.8 million offset by an increase in cash flow from an increase in net earnings of $5.0 million. The $29.3 million decrease in cash flow from other accrued liabilities was due to an $18.5 million increase in income taxes paid and increased bonus payments combined with lower bonus accruals. The $17.8 million decrease in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.
The $28.4 million increase in inventories at February 3, 2007 from January 28, 2006 levels reflects inventory purchased to support the net increase of 236 stores in Fiscal 2007 which included 49 Hat Shack stores acquired in January 2007.
Accounts receivable at February 3, 2007 increased $3.1 million compared to January 28, 2006 due primarily to increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2008	2007	2006
	(in thousands)
Accounts payable	$(430)	$(9,068)	$8,744
Accrued liabilities	(923)	(11,962)	17,357

	$(1,353)	$(21,030)	$26,101

The fluctuations in cash provided due to changes in accounts payable for Fiscal 2008 from Fiscal 2007 and for Fiscal 2007 from Fiscal 2006 are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for Fiscal 2008 from Fiscal 2007 was due primarily to a reduction in the change in accrued income and other tax accruals and increased accrued professional fees and expenses relating to the merger agreement, and subsequent litigation, with The Finish Line and the change in accrued liabilities for Fiscal 2007 from Fiscal 2006 was due primarily to increased tax payments and increased bonus payments combined with lower bonus accruals.
Revolving credit borrowings averaged $65.9 million during Fiscal 2008 and $16.8 million during Fiscal 2007, as cash generated from operations did not fund seasonal working capital requirements or its capital expenditures for Fiscal 2008. The Company used cash to acquire Hat Shack late in the fourth quarter of Fiscal 2007 for $16.6 million and to pay off $1.6 million of the $2.2 million debt assumed in the acquisition, paid off a $20.0 million term loan as well as the lower net earnings the Company experienced in Fiscal 2008 compared to Fiscal 2007, all of which contributed to the need for increased revolver borrowings for Fiscal 2008. The Company has a revolving credit facility entered into on December 1, 2006, in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term (the “Credit Facility”).
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 2, 2008.

	Payments Due by Period
					More
		Less than 1	1-3	3-5	than 5
(in thousands)	Total	year	years	years	years
Contractual Obligations
Long-Term Debt	$155,220	$-0-	$-0-	$69,000	$86,220
Interest on Long-Term Debt(1)	55,143	3,557	7,114	7,114	37,358
Capital Lease Obligations	407	176	192	17	22
Operating Lease Obligations	1,092,348	159,004	299,636	247,724	385,984
Purchase Obligations(2)	204,127	204,127	-0-	-0-	-0-
Other Long-Term Liabilities	1,520	201	401	382	536

Total Contractual Obligations(3)	$1,508,765	$367,065	$307,343	$324,237	$510,120

	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1-3	3-5	than 5
(in thousands)	Committed	year	years	years	years
Commercial Commitments
Letters of Credit	$9,052	$9,052	$-0-	$-0-	$-0-

Total Commercial Commitments	$9,052	$9,052	$-0-	$-0-	$-0-

(1)	Includes interest to maturity on the $86.2 million 4 1/8% subordinated convertible debentures due June 2023. Excludes interest on revolver borrowings since the line of credit is subject to almost daily repayment or borrowing activity and as such does not readily lend itself to computing anticipated interest expense.

(2)	Open purchase orders for inventory.

(3)	Excludes FIN 48 liabilities of $4.9 million due to their uncertain nature in timing of payments.
Capital Expenditures
Capital expenditures were $80.7 million, $73.3 million and $56.9 million for Fiscal 2008, 2007 and 2006, respectively. The $7.4 million increase in Fiscal 2008 capital expenditures as compared to Fiscal 2007 resulted primarily from the increase in retail store capital expenditures due to 229 new store openings in Fiscal 2008 and increased major store renovations. The $16.4 million increase in Fiscal 2007 capital expenditures as compared to Fiscal 2006 resulted primarily from the increase in retail store capital expenditures due to 224 new store openings in Fiscal 2007.

Total capital expenditures in Fiscal 2009 are expected to be approximately $61.1 million. These include expected retail capital expenditures of $54.3 million to open approximately 28 Journeys stores, 24 Journeys Kidz stores, 13 Shi by Journeys stores, 10 Johnston & Murphy shops and factory stores and 40 Hat World stores including 10 stores in Canada and to complete 165 major store renovations. The planned amount of capital expenditures in Fiscal 2009 for wholesale operations and other purposes are expected to be approximately $6.8 million, including approximately $2.7 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will not be sufficient to support seasonal working capital requirements but the Company plans to borrow under the Credit Facility to partially fund its capital expenditures during Fiscal 2009. The Company expects cash flow generated from operations to fund all of its capital expenditures by the end of Fiscal 2009. The approximately $5.8 million of costs associated with discontinued operations that are expected to be incurred during the next 12 months are also expected to be funded from cash on hand and borrowings under the revolving credit facility during Fiscal 2009 but are expected to be paid out of cash flow generated by operations by the end of Fiscal 2009.
There were $9.1 million of letters of credit outstanding and $69.0 million revolver borrowings outstanding under the Credit Facility at February 2, 2008. At the end of Fiscal 2008, the Borrowing Base was $211.2 million. Adjusted Excess Availability is calculated based on the lesser of the $200.0 million facility amount or the Borrowing Base. Therefore, gross availability under the Credit Facility was $200.0 million leaving net availability under the Credit Facility of $121.9 million. The Company is not required to comply with any financial covenants unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Because adjusted excess availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at February 2, 2008. See Note 6 to the Consolidated Financial Statements.
The Credit Facility prohibits the payment of dividends and other restricted payments (including stock repurchases) unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the fixed charge coverage must be greater than 1.0 to 1.0. The Company’s management does not believe its availability under the Credit Facility will fall below $50.0 million during Fiscal 2009. The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $198,000.
Common Stock Repurchases
In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares of common stock. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during Fiscal 2008. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 2, 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of the merger-related litigation discussed above under the heading “Terminated Merger Agreement.”
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2008, $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.2 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company also has $69.0 million outstanding under its revolving credit facility at a weighted average interest rate of 5.4%. A 10% adverse change in interest rates would increase interest expense by $0.4 million on the $69.0 million revolving credit debt.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at February 2, 2008. As a result, the Company considers the interest rate market risk implicit in these investments at February 2, 2008 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At February 2, 2008, the Company had $2.5 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at February 2, 2008 was $41,000 based on current spot rates. As of February 2, 2008, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.2 million.
Accounts Receivable — The Company’s accounts receivable balance at February 2, 2008 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 14% of the Company’s trade accounts receivable balance and another customer accounted for 11% as of February 2, 2008. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at February 2, 2008, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2009 would not be material.
New Accounting Principles
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In December 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS No. 157 beginning February 3, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (Fiscal 2009 for the Company). The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010 for the Company). The Company expects the adoption will have an impact on the Consolidated Financial Statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions consummated after the effective date. The Company will assess the impact of this standard on the Consolidated Financial Statements if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the Statements of Earnings. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Fiscal 2010 for the Company). Earlier adoption is prohibited. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on the Company’s results of operations or financial position.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Genesco Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008 and our report dated March 31, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 31, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Notes 1, 9 and 12 to the consolidated financial statements, in fiscal 2008 the Company changed its method of accounting for income tax contingencies, and in fiscal 2007 the Company changed its method of accounting for shared-based payments and its method of accounting for defined benefit pension and other postretirement benefit plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 31, 2008

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

As of Fiscal Year End
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$17,703	$16,739
Accounts receivable, net of allowances of $1,767 at February 2, 2008 and $1,910 at February 3, 2007	24,275	24,084
Inventories	300,548	261,037
Deferred income taxes	18,702	12,940
Prepaids and other current assets	22,439	20,266

Total current assets	383,667	335,066

Property and equipment:
Land	4,861	4,861
Buildings and building equipment	17,165	17,445
Computer hardware, software and equipment	76,700	72,404
Furniture and fixtures	93,703	82,542
Construction in progress	9,120	12,005
Improvements to leased property	263,184	222,493

Property and equipment, at cost	464,733	411,750
Accumulated depreciation	(217,492)	(189,416)

Property and equipment, net	247,241	222,334

Deferred income taxes	2,641	-0-
Goodwill	107,618	107,651
Trademarks	51,403	51,361
Other intangibles, net of accumulated amortization of $7,426 at February 2, 2008 and $6,096 at February 3, 2007	1,486	2,816
Other noncurrent assets	10,500	10,145

Total Assets	$804,556	$729,373

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

As of Fiscal Year End
	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,302	$65,083
Accrued employee compensation	13,715	21,954
Accrued other taxes	10,576	9,829
Accrued income taxes	4,725	7,845
Other accrued liabilities	35,470	25,570
Provision for discontinued operations	5,786	4,455

Total current liabilities	145,574	134,736

Long-term debt	155,220	109,250
Pension liability	6,572	14,306
Deferred rent and other long-term liabilities	74,067	64,245
Provision for discontinued operations	1,708	1,610

Total liabilities	383,141	324,147

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,338	6,602
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding: February 2, 2008 – 23,284,741/22,796,277 February 3, 2007 – 23,230,458/22,741,994	23,285	23,230
Additional paid-in capital	117,629	107,956
Retained earnings	309,030	306,622
Accumulated other comprehensive loss	(16,010)	(21,327)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	421,415	405,226

Total Liabilities and Shareholders’ Equity	$804,556	$729,373

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2008	2007	2006

Net sales	$1,502,119	$1,460,478	$1,283,876
Cost of sales	750,904	729,643	631,469
Selling and administrative expenses	696,352	608,685	537,327
Restructuring and other, net	9,702	1,105	2,253

Earnings from operations	45,161	121,045	112,827

Interest expense, net:
Interest expense	12,570	10,488	11,482
Interest income	(144)	(561)	(1,125)

Total interest expense, net	12,426	9,927	10,357

Earnings before income taxes from continuing operations	32,735	111,118	102,470
Income tax expense	24,247	42,871	39,844

Earnings from continuing operations	8,488	68,247	62,626
(Provision for) earnings from discontinued operations, net	(1,603)	(601)	60

Net Earnings	$6,885	$67,646	$62,686

Basic earnings per common share:
Continuing operations	$.37	$3.00	$2.73
Discontinued operations	$(.07)	$(.02)	$.01
Net earnings	$.30	$2.98	$2.74
Diluted earnings per common share:
Continuing operations	$.36	$2.61	$2.38
Discontinued operations	$(.07)	$(.02)	$.00
Net earnings	$.29	$2.59	$2.38

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,885	$67,646	$62,686
Tax benefit of stock options exercised	(694)	(2,405)	3,850
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	45,114	40,306	34,622
Deferred income taxes	(12,683)	(6,129)	(5,065)
Provision for losses on accounts receivable	137	274	29
Impairment of long-lived assets	8,722	1,921	376
Share-based compensation and restricted stock	7,851	7,413	972
Provision for (earnings from) discontinued operations	2,633	988	(98)
Other	2,643	1,509	5,462
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(349)	(3,080)	(3,294)
Inventories	(39,511)	(28,357)	(23,452)
Prepaids and other current assets	(2,174)	1,593	(2,220)
Accounts payable	(430)	(9,068)	8,744
Other accrued liabilities	(923)	(11,962)	17,357
Other assets and liabilities	6,722	9,917	5,032

Net cash provided by operating activities	23,943	70,566	105,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,662)	(73,287)	(56,946)
Acquisitions, net of cash acquired	(34)	(16,569)	-0-
Proceeds from sale of property and equipment	6	6	21

Net cash used in investing activities	(80,690)	(89,850)	(56,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	-0-	(21,600)	(55,000)
Payments of capital leases	(210)	(4)	(358)
Borrowings under revolving credit facility	365,000	262,000	1,000
Payments on revolving credit facility	(319,000)	(239,000)	(1,000)
Tax benefit of stock options exercised	694	2,405	-0-
Shares repurchased	-0-	(32,088)	-0-
Change in overdraft balances	10,649	(1,477)	(414)
Dividends paid on non-redeemable preferred stock	(217)	(256)	(273)
Exercise of stock options and issue shares — Employee Stock Purchase Plan	795	6,779	8,352
Financing costs paid	-0-	(1,187)	-0-

Net cash provided by (used in) financing activities	57,711	(24,428)	(47,693)

Net Increase (Decrease) in Cash and Cash Equivalents	964	(43,712)	383
Cash and cash equivalents at beginning of year	16,739	60,451	60,068

Cash and cash equivalents at end of year	$17,703	$16,739	$60,451

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$11,448	$9,730	$10,368
Income taxes	37,560	51,053	32,510
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 29, 2005	$7,474	$22,926	$109,005	$176,819	$(26,302)	$(17,857)		$272,065

Net earnings	-0-	-0-	-0-	62,686	-0-	-0-	$62,686	62,686
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(273)	-0-	-0-	-0-	(273)
Exercise of options	-0-	547	8,297	-0-	-0-	-0-	-0-	8,844
Employee restricted stock	-0-	229	400	-0-	-0-	-0-	-0-	629
Issue shares — Employee Stock Purchase Plan	-0-	25	483	-0-	-0-	-0-	-0-	508
Tax benefit of stock options exercised	-0-	-0-	3,850	-0-	-0-	-0-	-0-	3,850
Conversion of Series 4 preferred stock	(723)	11	712	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax benefit of $0.7 million)	-0-	-0-	-0-	-0-	(1,047)	-0-	(1,047)	(1,047)
Gain on interest rate swaps (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	61	-0-	61	61
Minimum pension liability adjustment (net of tax of $0.7 million)	-0-	-0-	-0-	-0-	1,084	-0-	1,084	1,084
Other	(56)	10	390	-0-	-0-	-0-	-0-	344

Comprehensive income							$62,784

Balance January 28, 2006	6,695	23,748	123,137	239,232	(26,204)	(17,857)		348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	6,602	23,230	107,956	306,622	(21,327)	(17,857)		405,226

Cumulative effect of change in accounting principle (see Note 9)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	6,885	-0-	-0-	6,885	6,885
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30

Comprehensive income							$12,202

Balance February 2, 2008	$5,338	$23,285	$117,629	$309,030	$(16,010)	$(17,857)		$421,415

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at February 2, 2008 of 2,175 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Jarman, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2008 was a 52-week year with 364 days, Fiscal 2007 was a 53-week year with 371 days and Fiscal 2006 was a 52-week year with 364 days. Fiscal 2008 ended on February 2, 2008, Fiscal 2007 ended on February 3, 2007 and Fiscal 2006 ended on January 28, 2006.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 14. The Company has made provisions for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2008, $1.1 million reflected in Fiscal 2007 and $0.8 million reflected in Fiscal 2006. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increase the allowances in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations.
Income tax reserves are determined using the methodology established by FIN 48. FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 9 for additional information regarding income taxes.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued SFAS No. 158 which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R). On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is not effective for the Company until Fiscal 2009. The Company does not believe the adoption of the measurement date will have a material impact on the Company’s results of operations or financial position.
The Company accounts for the defined benefit pension plans using SFAS No. 87, as amended. As permitted under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123(R), adopted on the first day of Fiscal 2007, the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For Fiscal 2008 and 2007, share-based compensation expense was $3.2 million and $4.1 million, respectively. For Fiscal 2008 and 2007, restricted stock expense was $4.6 million and $3.4 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Shared-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience. See Note 12 for additional information regarding the Company’s share-based compensation plans.
Cash and Cash Equivalents
Included in cash and cash equivalents at February 2, 2008 and February 3, 2007 are cash equivalents of $0.4 million and $0.9 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At February 2, 2008 and February 3, 2007 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $26.4 million and $15.8 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 14% and another customer accounted for 11% of the Company’s trade receivables balance and no other customer accounted for more than 10% of the Company’s trade receivables balance as of February 2, 2008.
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
Leases
Leasehold improvements and properties under capital leases are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in selling and administrative expenses in the Consolidated Statements of Operations.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Consolidated Balance Sheets include goodwill for the Hat World Group of $107.6 million and $107.7 million at February 2, 2008 and February 3, 2007, respectively. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 2, 2008 and February 3, 2007 are:

Fair Values
In thousands		2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$86,220	$115,489	$86,250	$163,634
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $3.7 million, $4.4 million and $4.5 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Consolidated Statements of Earnings. Effective February 4, 2007, gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue in Fiscal 2008 was $0.3 million. The Consolidated Balance Sheets include an accrued liability for gift cards of $7.5 million and $6.3 million at February 2, 2008 and February 3, 2007, respectively.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Earnings, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $33.7 million, $31.1 million and $29.1 million for Fiscal 2008, 2007 and 2006, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.4 million and $1.1 million at February 2, 2008 and February 3, 2007, respectively.

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
Cooperative advertising costs recognized in selling and administrative expenses were $3.3 million, $2.7 million and $2.2 million for Fiscal 2008, 2007 and 2006, respectively. During Fiscal 2008, 2007 and 2006, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $4.3 million, $3.9 million and $3.6 million for Fiscal 2008, 2007 and 2006, respectively. During Fiscal 2008, 2007 and 2006, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 2, 2008 consisted of $16.7 million of cumulative pension liability adjustments, net of tax and a $0.2 million cumulative postretirement liability adjustment, net of tax, offset by cumulative net gains of $0.3 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.6 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 15).
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
New Accounting Principles
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In December 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS No. 157 beginning February 3, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (Fiscal 2009 for the Company). The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (Fiscal 2010 for the Company). The Company expects the adoption will have an impact on the Consolidated Financial Statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions consummated after the effective date. The Company will assess the impact of this standard on the Consolidated Financial Statements if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net earnings on the face of the Statements of Earnings. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (Fiscal 2010 for the Company). Earlier adoption is prohibited. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on the Company’s results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Acquisition
Hat Shack Acquisition
On January 11, 2007, Hat World acquired 100% of the outstanding stock of Hat Shack, Inc., which operated 49 Hat Shack retail headwear stores located primarily in the southeastern United States, for a purchase price of $16.6 million plus debt assumed of $2.2 million funded from cash on hand. The Company allocated $11.4 million of the purchase price to goodwill and $3.7 million to tradenames. The goodwill related to the Hat Shack acquisition is not deductible for tax purposes.
Hat World Acquisition
The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.6 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The amortization of intangibles was $1.3 million, $1.8 million and $2.3 million for Fiscal 2008, 2007 and 2006, respectively. The amortization of intangibles for Fiscal 2009, 2010, 2011, 2012 and 2013 will be $0.7 million, $0.4 million, $0.2 million, $0.1 million and $0.1 million, respectively.
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
Notes to Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
The Company recorded a total pretax charge to earnings of $10.6 million ($6.4 million net of tax) in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. The asset impairments reflected deterioration in the urban market as well as underperforming stores in some of the Company’s other markets. Also included in the charge was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.
The Company recorded a pretax charge to earnings of $1.1 million ($0.7 million net of tax) in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.
The Company recorded a pretax charge to earnings of $2.3 million ($1.4 million net of tax) in Fiscal 2006. The charge included $1.7 million for the settlement of a California employment class action and $0.6 million for retail store asset impairments and lease terminations of 13 Jarman stores pursuant to the plan announced by the Company in Fiscal 2004 to close or convert into other retail concepts all remaining Jarman stores.
Discontinued Operations
For the year ended February 2, 2008, the Company recorded an additional charge to earnings of $2.6 million ($1.6 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations (see Note 14).
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations (see Note 14).
For the year ended January 28, 2006, the Company recorded a credit to earnings of $0.1 million ($0.1 million net of tax) reflected in discontinued operations, including a $0.9 million gain for excess provisions to prior discontinued operations offset by $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 14).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Other	Total

Balance January 28, 2006	$5,710	$3	$5,713
Additional provision Fiscal 2007	988	-0-	988
Charges and adjustments, net	(633)	(3)	(636)

Balance February 3, 2007	6,065	-0-	6,065
Additional provision Fiscal 2008	2,633	-0-	2,633
Charges and adjustments, net	(1,204)	-0-	(1,204)

Balance February 2, 2008*	7,494	-0-	7,494
Current provision for discontinued operations	5,786	-0-	5,786

Total Noncurrent Provision for Discontinued Operations	$1,708	$-0-	$1,708

*	Includes a $7.8 million environmental provision, including $5.7 million in current provision, for discontinued operations.
Note 4
Inventories

	February 2,	February 3,
In thousands	2008	2007

Raw materials	$204	$212
Wholesale finished goods	31,081	29,272
Retail merchandise	269,263	231,553

Total Inventories	$300,548	$261,037

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at February 2, 2008 and February 3, 2007 was $2.5 million and $8.0 million, respectively. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at February 2, 2008 was $41,000 and the loss based on spot rates under these contracts at February 3, 2007 was $4,000. For the year ended February 2, 2008, the Company recorded an unrealized gain on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt

In thousands	2008	2007

4 1/8% convertible subordinated debentures due June 2023	$86,220	$86,250
Revolver borrowings	69,000	23,000

Total long-term debt	155,220	109,250
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$155,220	$109,250

Long-term debt maturing during each of the next five years ending January is as follows: 2009 - $-0-; 2010 — $-0-; 2011 — $-0-; 2012 — $69,000,000, 2013 — $-0-; and thereafter — $86,220,000.
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
The Company had $69.0 million of revolver borrowings outstanding under the Credit Facility at February 2, 2008. The Company had outstanding letters of credit of $9.1 million under the facility at February 2, 2008. These letters of credit support product purchases and lease and insurance indemnifications.
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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because adjusted excess availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at February 2, 2008.

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
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share, if: (1) the price of its common stock issuable upon conversion of a Debenture reaches 120% or more of the initial conversion price ($26.54 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) specified corporate transactions occur or (3) the trading price for the Debentures falls below certain thresholds. As of January 31, 2005, the debentures became convertible into shares of common stock at the option of the holders. The Company’s common stock closed at or above $26.54 for at least 10 of the last 30 trading days of the fourth quarter of Fiscal 2005. Therefore, the contingency was satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 45.2080 shares (equivalent to an initial conversion price of $22.12 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.

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
Notes to Consolidated Financial Statements
Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2023. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 3% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2008	2007	2006

Minimum rentals	$145,763	$126,833	$110,028
Contingent rentals	4,221	5,320	4,668
Sublease rentals	(806)	(744)	(768)

Total Rental Expense	$149,178	$131,409	$113,928

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2009	$159,004
2010	155,317
2011	144,319
2012	130,019
2013	117,705
Later years	385,984

Total Minimum Rental Commitments	$1,092,348

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.5 million and $23.7 million for Fiscal 2008 and 2007, respectively, and deferred rent of $26.3 million and $22.3 million for Fiscal 2008 and 2007, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity
Non-Redeemable Preferred Stock

								Common
	Shares	Number of Shares			Amounts in Thousands			Convertible	No. of
Class (In order of preference)*	Authorized	2008	2007	2006	2008	2007	2006	Ratio	Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000 **	—	—	—	—	—	—	N/A	N/A
$2.30 Series 1	64,368	33,658	36,045	36,295	$1,346	$1,442	$1,452	.83	1
$4.75 Series 3	40,449	12,326	17,660	17,660	1,233	1,766	1,766	2.11	2
$4.75 Series 4	53,764	3,579	9,184	9,184	358	918	918	1.52	1
Series 6	800,000	-0-	-0-	-0-	-0-	-0-	-0-		100
$1.50 Subordinated Cumulative Preferred	5,000,000	30,017	30,017	30,017	900	900	901		1

		79,580	92,906	93,156	3,837	5,026	5,037
Employees’ Subordinated Convertible Preferred	5,000,000	54,825	58,328	61,403	1,645	1,750	1,842	1.00 ***	1

Stated Value of Issued Shares					5,482	6,776	6,879
Employees’ Preferred Stock Purchase Accounts					(144)	(174)	(184)

Total Non-Redeemable Preferred Stock					$5,338	$6,602	$6,695

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance January 29, 2005	$5,772	$1,891	$(189)	$7,474
Conversion of Series 4	(723)	-0-	-0-	(723)
Other	(12)	(49)	5	(56)

Balance January 28, 2006	5,037	1,842	(184)	6,695
Other	(11)	(92)	10	(93)

Balance February 3, 2007	5,026	1,750	(174)	6,602

Conversion of Series 3	(533)	-0-	-0-	(533)
Conversion of Series 4	(561)	-0-	-0-	(561)
Other	(95)	(105)	30	(170)

Balance February 2, 2008	$3,837	$1,645	$(144)	$5,338

Subordinated Serial Preferred Stock (Cumulative):
Stated and redemption values for Series 1 are $40 per share and for Series 3 and 4 are each $100 per share plus accumulated dividends; liquidation value for Series 1 is $40 per share plus accumulated dividends and for Series 3 and 4 is $100 per share plus accumulated dividends.

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
$1.50 Subordinated Cumulative Preferred Stock:
Stated and liquidation values and redemption price are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share plus accumulated dividends.
Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share.
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 2, 2008 — 23,284,741 shares; February 3, 2007 —23,230,458 shares. There were 488,464 shares held in treasury at February 2, 2008 and February 3, 2007. Each outstanding share is entitled to one vote. At February 2, 2008, common shares were reserved as follows: 114,244 shares for conversion of preferred stock; 1,491,813 shares for the 1996 Stock Incentive Plan; 970,969 shares for the 2005 Stock Incentive Plan; and 328,909 shares for the Genesco Employee Stock Purchase Plan.
For the year ended February 2, 2008, 32,751 shares of common stock were issued for the exercise of stock options at an average weighted market price of $17.83, for a total of $0.6 million; 3,547 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 4,813 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $43.82, for a total of $0.2 million; 6,761 shares were issued to directors for no consideration; 19,397 shares were withheld for taxes on restricted stock vested in Fiscal 2008; 686 shares of restricted stock were forfeited in Fiscal 2008; and 26,494 shares were issued in miscellaneous conversions of Series 1, Series 3, Series 4, Employees’ Subordinated Convertible Preferred Stock and Debentures. The 32,751 options exercised were all fixed stock options (see Note 12).

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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the Company’s fixed charge coverage must be greater than 1.0 to 1.0. The Company’s management does not believe its availability under the Credit Facility will fall below $50.0 million during Fiscal 2009.
The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.
Dividends declared for Fiscal 2008 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $217,000 in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Shareholders’ Equity, Continued
Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at January 29, 2005	22,925,857	100,709	63,031
Exercise of options	547,350	-0-	-0-
Issue restricted stock	228,594	-0-	-0-
Issue shares — Employee Stock Purchase Plan	24,978	-0-	-0-
Conversion of Series 4 preferred stock	10,985	(7,228)	-0-
Other	10,370	(325)	(1,628)

Issued at January 28, 2006	23,748,134	93,156	61,403
Exercise of options	357,423	-0-	-0-
Issue restricted stock	166,769	-0-	-0-
Issue shares — Employee Stock Purchase Plan	9,787	-0-	-0-
Shares repurchased	(1,062,400)	-0-	-0-
Other	10,745	(250)	(3,075)

Issued at February 3, 2007	23,230,458	92,906	58,328
Exercise of options	32,751	-0-	-0-
Issue restricted stock	3,547	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,813	-0-	-0-
Conversion of Series 3 preferred stock	11,251	(5,334)	-0-
Conversion of Series 4 preferred stock	8,519	(5,605)	-0-
Other	(6,598)	(2,387)	(3,503)

Issued at February 2, 2008	23,284,741	79,580	54,825
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at February 2, 2008	22,796,277	79,580	54,825

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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year.

In thousands	2008

Unrecognized Tax Benefit – February 4, 2007	$8,175
Gross Decreases – Tax Positions in a Prior Period	(3,370)
Gross Increases – Tax Positions in a Current Period	414
Settlements	(247)
Lapse of Statutes of Limitations	(73)

Unrecognized Tax Benefit – February 2, 2008	$4,899

In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits were approximately $4.9 million and $8.2 million as of February 2, 2008 and February 4, 2007, respectively. Included in the unrecognized tax benefit balance was $4.9 million of tax positions on both February 2, 2008 and February 4, 2007 which if recognized would impact the annual effective tax rate. The decrease in the unrecognized tax benefit balance from February 4, 2007 to February 2, 2008, was due to the resolution of a state audit and the IRS approving of the Company’s filing of an application for change in accounting method. Upon approval, the Company reclassified approximately $3.4 million between unrecognized tax benefits and deferred taxes. The Company believes that it is reasonably possible that an increase of up to $0.4 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, the Company believes that it is reasonably possible that approximately $0.3 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of Fiscal 2009 as a result of a lapse of the statute of limitations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Earnings. Related to the uncertain tax benefits noted above, the Company accrued interest and penalties of approximately $0.5 million and $4,000, respectively, during Fiscal 2008. The Company recognized a liability for accrued interest and penalities of $1.3 million and $0.7 million, respectively, as of February 2, 2008 included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

•	The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With a few exceptions, the Company’s U.S. federal and state and local income tax returns for tax years 2004 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.
Income tax expense from continuing operations is comprised of the following:

In thousands	2008	2007	2006

Current
U.S. federal	$30,625	$41,455	$38,486
Foreign	1,351	1,110	231
State	4,954	6,435	6,192

Total Current Income Tax Expense	36,930	49,000	44,909

Deferred
U.S. federal	(10,732)	(4,865)	(4,429)
Foreign	(230)	(116)	(57)
State	(1,721)	(1,148)	(579)

Total Deferred Income Tax Benefit	(12,683)	(6,129)	(5,065)

Total Income Tax Expense – Continuing Operations	$24,247	$42,871	$39,844

Discontinued operations were recorded net of income tax expense (benefit) of approximately ($1.0) million, ($0.4) million and $38,000 in Fiscal 2008, 2007 and 2006, respectively.
As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2008, 2007 and 2006, the Company realized an additional income tax benefit of approximately $0.7 million, $2.4 million and $3.9 million, respectively. These tax benefits are reflected as an adjustment to either additional paid-in capital or deferred tax asset.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
In addition, during Fiscal 2006, the Company also realized a federal income tax benefit of $0.7 million related to stock options exercised as a result of the Hat World acquisition. This benefit was accounted for as a decrease to current taxes payable and a reduction to goodwill.
Deferred tax assets and liabilities are comprised of the following:

	February 2,	February 3,
In thousands	2008	2007

Identified intangibles	$(20,575)	$(21,064)
Convertible bonds	(7,854)	(5,841)

Total deferred tax liabilities	(28,429)	(26,905)

Options	1,568	821
Deferred rent	6,739	7,656
Pensions	1,078	4,545
Expense accruals	6,758	6,409
Uniform capitalization costs	4,006	2,819
Book over tax depreciation	14,296	6,090
Provisions for discontinued operations and restructurings	401	636
Inventory valuation	5,969	2,114
Tax net operating loss and credit carryforwards	1,446	1,010
Allowances for bad debts and notes	303	198
Other	7,208	4,566

Deferred tax assets	49,772	36,864

Net Deferred Tax Assets	$21,343	$9,959

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2008	2007

Net current asset	$18,702	$12,940
Net non-current asset*	2,641	(2,981)

Net Deferred Tax Assets	$21,343	$9,959

* Included in Deferred rent and other long-term liabilities on the Consolidated Balance Sheets for Fiscal 2007.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2008	2007	2006

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	6.05	3.09	3.56
Transaction costs deductible in future periods	29.74	.00	.00
Other	3.28	.49	.32

Effective Tax Rate	74.07%	38.58%	38.88%

The provision for income taxes resulted in an effective tax rate for continuing operations of 74.1% for Fiscal 2008, compared with an effective tax rate of 38.6% for Fiscal 2007. The increase in the effective tax rate for Fiscal 2008 was primarily attributable to non-deductible expenses in Fiscal 2008 incurred in connection with the now terminated merger with The Finish Line and related litigation and the accounting for uncertain tax positions (FIN 48). See Notes 13 and 14 for additional information.
As of February 2, 2008 and February 3, 2007, the Company had a Federal net operating loss carryforward of $1.5 million for each period as a result of an acquisition. Internal Revenue Code Section 382 imposes limitations due to ownership changes.
As of February 2, 2008, February 3, 2007 and January 28, 2006, the Company had state net operating loss carryforwards of $5.8 million, $5.7 million and $6.4 million, respectively, expiring in tax years 2010 through 2027.
As of February 2, 2008, February 3, 2007 and January 28, 2006, the Company had state tax credits of $0.0 million, $0.3 million and $0.3 million, respectively. These credits expire in tax years 2006 through 2021.
As of February 2, 2008 and February 3, 2007, the Company had foreign tax credits of $0.7 million and $0.2 million, respectively. These credits will expire in tax year 2017.
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
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2008	2007	2008	2007

Benefit obligation at beginning of year	$117,279	$121,943	$3,951	$3,927
Service cost	250	250	123	216
Interest cost	6,451	6,423	159	200
Plan amendments	-0-	51	-0-	-0-
Plan participants’ contributions	-0-	-0-	144	158
Benefits paid	(8,792)	(9,246)	(339)	(351)
Actuarial (gain) or loss	(1,198)	(2,142)	(965)	(199)

Benefit Obligation at End of Year	$113,990	$117,279	$3,073	$3,951

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2008	2007	2008	2007

Fair value of plan assets at beginning of year	$102,973	$98,721	$-0-	$-0-
Actual gain on plan assets	9,237	9,498	-0-	-0-
Employer contributions	4,000	4,000	195	193
Plan participants’ contributions	-0-	-0-	144	158
Benefits paid	(8,792)	(9,246)	(339)	(351)

Fair Value of Plan Assets at End of Year	$107,418	$102,973	-0-	$-0-

Funded Status at End of Year	$6,572	$14,306	$3,073	$3,951

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2008	2007	2008	2007

Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	291	280
Noncurrent liabilities	6,572	14,306	2,782	3,671

Net Amount Recognized	$6,572	$14,306	$3,073	$3,951

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2008	2007	2008	2007

Prior service cost	$42	$51	$-0-	$-0-
Net loss	27,549	34,377	259	1,317

Total Recognized in Accumulated Other
Comprehensive (Income) Loss	$27,591	$34,428	$259	$1,317

	December 31
Pension Benefits	2007	2006
In thousands
Projected benefit obligation	$113,990	$117,279
Accumulated benefit obligation	113,990	117,279
Fair value of plan assets	107,418	102,973

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2008	2007	2006	2008	2007	2006

Service cost	$250	$250	$250	$123	$216	$205
Interest cost	6,451	6,423	6,639	159	200	197
Expected return on plan assets	(8,024)	(7,779)	(7,702)	-0-	-0-	-0-
Amortization:
Prior service cost	8	-0-	-0-	-0-	-0-	-0-
Losses	4,418	4,480	4,502	93	87	83

Net amortization	4,426	4,480	4,502	93	87	83

Net Periodic Benefit Cost	$3,103	$3,374	$3,689	$375	$503	$485

Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2008	2008

Net gain	$(2,411)	$(93)
Amortization of prior service cost (credit)	(8)	-0-
Amortization of net actuarial loss	(4,418)	(965)

Total Recognized in Other Comprehensive Income	$(6,837)	$(1,058)

Total Recognized in Net Periodic Benefit Cost and
Other Comprehensive Income	$(3,734)	$(683)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.3 million and $8,000, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	5.875%	5.75%	5.875%	5.75%
Rate of compensation increase	NA	NA	—	—
Measurement date	12-31-2007	12-31-2006	2-2-2008	2-3-2007
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—
The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.75% to 5.875% from Fiscal 2007 to Fiscal 2008. The increase in the rate decreased the accumulated benefit obligation by $1.3 million and decreased the projected benefit obligation by $1.3 million. The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.50% to 5.75% from Fiscal 2006 to Fiscal 2007. The increase in the rate decreased the accumulated benefit obligation by $3.1 million and decreased the projected benefit obligation by $3.1 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.
Assumed health care cost trend rates at December 31

	2008	2007
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$48	$31
Accumulated postretirement benefit obligation	$298	$251
Plan Assets
The Company’s pension plan weighted average asset allocations as of December 31, 2007, and 2006, by asset category are as follows:

	Plan Assets
	at December 31
	2007	2006
Asset Category
Equity securities	63%	65%
Debt securities	36%	34%
Other	1%	1%

Total	100%	100%

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
At February 2, 2008 and February 3, 2007, there were no Company related assets in the plan.
Cash Flows
Contributions
There was no ERISA cash requirement for the plan in 2007 and none is projected to be required in 2008. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $4.0 million contribution in March 2008.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($in millions)	($in millions)
2008	$10.0	$0.3
2009	9.6	0.3
2010	9.2	0.3
2011	9.1	0.3
2012	8.8	0.2
2013 — 2016	41.6	1.0

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to make matching contributions. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will make an additional contribution of 2 1/2 % of salary to each employee’s account. Company funds contributed prior to 2002 are not vested until a participant has completed five years of service. For matching contributions made in calendar 2002-2004, participants are vested in the matching contribution of their accounts on a graduated basis of 25% a year beginning after two years of service. Full vesting occurs after five years of service. In calendar 2005 and future years, participants are vested immediately in the matching contribution of their accounts. The contribution expense to the Company for the matching program was approximately $3.0 million for Fiscal 2008 and $3.6 million for both Fiscal 2007 and Fiscal 2006.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	February 2, 2008			February 3, 2007			January 28, 2006
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$8,488			$68,247			$62,626

Less: Preferred stock dividends	(217)			(256)			(273)

Basic EPS
Income available to common shareholders	8,271	22,441	$0.37	67,991	22,646	$3.00	62,353	22,804	$2.73

Effect of Dilutive Securities
Options		486			396			463
Convertible preferred stock(1)	-0-	-0-		167	67		84	37
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		2,415	3,899		2,467	3,899
Employees’ preferred stock(3)		57			60			62

Diluted EPS
Income available to common shareholders plus assumed conversions	$8,271	22,984	$0.36	$70,573	27,068	$2.61	$64,904	27,265	$2.38

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 4 for all periods presented, Series 3 for Fiscal 2008 and Series 1 for Fiscal 2006 and 2008. Therefore, conversion of Series 4 convertible preferred stock is not reflected in diluted earnings per share for all periods presented, Series 3 in Fiscal 2008 and Series 1 in Fiscal 2006 and 2008, because it would have been antidilutive. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2006 and 2007. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2006 and 2007. The amount of the dividend on Series 1 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2007. Therefore, conversion of Series 1 preferred shares were included in diluted earnings per share for Fiscal 2007. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 28,047 and 25,949 and 5,423, respectively, as of February 2, 2008.

(2)	The amount of the interest on the convertible subordinated debentures for Fiscal 2008 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share because it is antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share, Continued
Options to purchase 74,918 shares of common stock at $36.40 per share, 2,378 shares of common stock at $40.05 per share, 108,509 shares of common stock at $38.14 per share, 951 shares of common stock at $37.41 per share and 2,351 shares of common stock at $42.82 per share were outstanding at the end of Fiscal 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during Fiscal 2008. In total, the Company has repurchased 8.2 million shares at a cost of $103.4 million from all authorizations as of February 2, 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and its investment bankers (see Notes 13 and 14).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans
The Company’s stock-based compensation plans, as of February 2, 2008, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123.
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
Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 1.0 million shares of common stock. Under the 1996 Stock Incentive Plan (the “1996 Plan”), the Company could grant options to its officers and other key employees of and consultants to the Company as well as directors for up to 4.4 million shares of common stock. There will be no future awards under the 1996 Stock Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year.
For Fiscal 2008 and 2007, the Company recognized share-based compensation cost of $3.2 million and $4.1 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Earnings. The Company also recognized a total income tax benefit for share-based compensation arrangements of $0.7 million and $2.4 million for Fiscal 2008 and 2007, respectively. The Company did not capitalize any share-based compensation cost.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The following table illustrates the effect on net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for Fiscal 2006:

Fiscal Year
(In thousands, except per share amounts)	2006
Net earnings, as reported	$62,686
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	648
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,699)

Pro forma net earnings	$59,635

Earnings per share:
Basic — as reported	$2.74

Basic — pro forma	$2.60

Diluted — as reported	$2.38

Diluted — pro forma	$2.27

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.7 million and $2.4 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2008 and 2007, respectively.
SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the Consolidated Statements of Cash Flows.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The Company granted 2,351 shares, 110,632 shares and 80,973 shares of fixed stock options in Fiscal 2008, 2007 and 2006, respectively. For Fiscal 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2008, 2007 and 2006:

	Fiscal Years
	2008	2007	2006
Volatility	35.3%	42.4%	41.5%
Risk Free Rate	4.7%	4.6%	4.4%
Expected Term (years)	4.7	4.8	5.2
Dividend yields	0.0%	0.0%	0.0%
A summary of fixed stock option activity and changes for Fiscal 2008, 2007 and 2006 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)(1)
Outstanding, January 29, 2005	1,894,099	$18.70

Granted	80,973	36.51
Exercised	(510,586)	15.36
Forfeited	-0-	—

Outstanding at January 28, 2006	1,464,486	$20.84

Granted	110,632	38.13
Exercised	(357,423)	18.07
Forfeited	(56,909)	22.68

Outstanding, February 3, 2007	1,160,786	$23.25

Granted	2,351	42.82
Exercised	(32,751)	17.83
Forfeited	(712)	38.14

Outstanding, February 2, 2008	1,129,674	$23.44	6.09	$12,104

Exercisable, February 2, 2008	880,425	$21.26	5.67	$11,001

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2008, 2007 and 2006 was $0.9 million, $7.3 million and $10.1 million, respectively.
A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of February 2, 2008, are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at February 3, 2007	520,474	$14.38
Granted	2,351	16.28
Vested	(272,864)	13.41
Forfeited	(712)	13.69

Nonvested at February 2, 2008	249,249	$15.45

As of February 2, 2008 there were $2.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.26 years.
Cash received from option exercises under all share-based payment arrangements for Fiscal 2008, 2007 and 2006 was $0.6 million, $6.5 million and $7.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.7 million, $2.4 million and $3.9 million for the Fiscal 2008, 2007 and 2006, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 1996 Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected. The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. The board granted restricted stock pursuant to the terms of the 2005 Plan to two new non-employee directors in Fiscal 2006 on substantially the same terms as the automatic awards under the 1996 Plan, except that transfer restrictions are to lapse after three years. There were no shares issued in Fiscal 2008 and 2007. There were 1,370 shares of restricted stock issued to directors for Fiscal 2006.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Plan, Retainer Stock awards were made during Fiscal 2008, 2007 and 2006 on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. For Fiscal 2008, 2007 and 2006, the Company issued 6,761 shares, 3,022 shares and 2,465 shares, respectively, of Retainer Stock.
Also pursuant to the 1996 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. For Fiscal 2007, each outside director received restricted stock pursuant to the terms of the 2005 Plan valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were no shares of director restricted stock issued for Fiscal 2008. For Fiscal 2007 and 2006, the Company issued 16,400 shares and 8,855 shares, respectively, of director restricted stock.
For Fiscal 2008, 2007 and 2006, the Company recognized $0.6 million, $0.5 million and $0.3 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Earnings.
Employee Restricted Stock
On April 24, 2002, the Company issued 36,764 shares of restricted stock to the President and CEO of the Company under the 1996 Plan. Pursuant to the terms of the grant, these shares vested on April 23, 2005, provided that on such date the grantee remained continuously employed by the Company since the date of the agreement. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $0.1 million for Fiscal 2006. The 36,764 shares were issued in April 2005.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
Under the 2005 Plan, the Company issued 3,547 shares and 166,769 shares of employee restricted stock in Fiscal 2008 and 2007, respectively. These shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The Company issued 228,594 shares of employee restricted stock in Fiscal 2006. Of the restricted shares issued in Fiscal 2006, 106,445 shares vest at the end of three years and the remaining shares vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $4.0 million, $2.9 million and $0.6 million for Fiscal 2008, 2007 and 2006, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 2, 2008 are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 29, 2005	—	—
Granted	228,594	$36.46
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	—	—

Nonvested at January 28, 2006	228,594	36.46

Granted	166,769	38.13
Vested	(21,607)	36.51
Withheld for federal taxes	(7,948)	36.51
Forfeited	(4,011)	36.40

Nonvested at February 3, 2007	361,797	37.23

Granted	3,547	42.82
Vested	(51,720)	37.46
Withheld for federal taxes	(19,397)	37.47
Forfeited	(976)	38.14

Nonvested at February 2, 2008	293,251	$37.23

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory. No participant contributions were accepted by the Company under the Plan after September 28, 2007 as a result of the now terminated merger agreement. The merger agreement was terminated in March 2008. A new “short” plan year began April 1, 2008. Under the Plan, the Company sold 4,813 shares, 9,787 shares and 24,978 shares to employees in Fiscal 2008, 2007 and 2006, respectively.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $144,000 and $174,000 at February 2, 2008 and February 3, 2007, respectively, and were secured at February 2, 2008, by 7,895 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 13
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line breached the merger agreement and litigation ensued. The Proposed Merger was terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and its investment bankers for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company has received. The Company will distribute to its shareholders 6,518,971 shares of Class A Common Stock of The Finish Line, Inc. The Company is required to distribute the shares to its shareholders as soon as practicable once Finish Line registers the shares with the SEC and lists them on NASDAQ. The Company expects to set the record date for the distribution soon after the registration and listing process is complete. During Fiscal 2008, the Company expensed $27.6 million in merger-related costs and litigation expenses. As of March 25, 2008, the Company had expensed an additional $6.1 million of such costs and expenses in the first quarter of Fiscal 2009. The Company believes that most of the $27.6 million in merger-related costs and litigation expenses will be tax deductible in Fiscal 2009. For additional information, see the “Merger-Related Litigation” section in Note 14.
Note 14
 Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediate measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under provisions of various federal environmental statutes in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision.
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
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements and Consent Decrees with EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $150,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.2 million to $4.8 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $7.8 million as of February 2, 2008 and $5.8 million as of February 3, 2007. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
 On June 18, 2007, the Company announced that the boards of directors of Genesco and The Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash. On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company (the “Tennessee Action”). On September 28, 2007, The Finish Line filed an answer and counterclaim seeking a declaratory judgment as to whether a “Company Material Adverse Effect” had occurred under the merger agreement. The Finish Line also filed a third-party claim against UBS Securities LLC and UBS Finance LLC (collectively, “UBS”), who provided The Finish Line with a commitment letter with respect to the financing for the merger transaction. On October 10, 2007, The Finish Line voluntarily dismissed its claims against UBS, and UBS filed a Motion to Intervene as a defendant in the case and an answer to the Company’s complaint. On November 13, 2007, the Company amended its complaint to add an alternative claim for damages. On November 15, 2007, The Finish Line filed an answer to the amended complaint asserting that a Company Material Adverse Effect had occurred under the merger agreement and asserting a counterclaim against the Company for intentional or negligent misrepresentation in connection with the merger agreement.
On November 15, 2007, UBS filed an answer to the amended complaint and a counterclaim asserting fraud against the Company. That same day, UBS also filed a separate lawsuit in the United States District Court for the Southern District of New York (the “New York Action”), naming the Company and The Finish Line as defendants. In the New York Action, UBS sought a declaration that its commitment to provide The Finish Line with financing for the merger transaction was void and/or could be terminated by UBS because The Finish Line would not be able to provide, prior to the expiration of the financing commitment on April 30, 2008, a valid solvency certificate attesting to the solvency of the combined entities resulting from the merger, which certificate was a condition precedent to the closing of the financing. The Company was named in the New York Action as an interested party.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. In its order, the Court rejected UBS’s and Finish Line’s claims of fraud and misrepresentation and declared that all conditions to the Merger Agreement had been met. The Court also declared that Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered Finish Line to close the merger pursuant to section 1.2 of the Merger Agreement, to use its reasonable best efforts to take all actions to consummate the merger as required by section 6.4(d) of the Merger Agreement, and to use its reasonable best efforts to obtain financing as per section 6.8(a) of the Merger Agreement. The Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination by the New York Court in the New York Action filed by UBS.
On January 18, 2008, The Finish Line and UBS each filed a Notice of Appeal and a Motion For Permission For Interlocutory Appeal of the Chancery Court’s December 27, 2007 order requiring The Finish Line to specifically perform the terms of the Merger Agreement. On February 13, 2008, the Tennessee Court of Appeals dismissed the Notices of Appeal filed by The Finish Line and UBS on the ground that the Order of the Chancery Court was not a final order. Subsequently, on February 28, 2008, the Court of Appeals also denied The Finish Line’s and UBS’s Motions For Permission For Interlocutory Appeal.
On February 25, 2008, the Company filed a motion with the Chancery Court for permission to file a second amended complaint alleging claims directly against UBS for procurement of a breach of contract under Tennessee law.
On March 3, 2008, the Company, The Finish Line, and UBS entered into a definitive agreement for the termination of the merger agreement with The Finish Line and the settlement of all related litigation among The Finish Line and the Company and UBS, including the Tennessee Action and the New York Action. Pursuant to the settlement agreement, the parties agreed that: (1) the merger agreement between the Company and The Finish Line would be terminated; (2) the financing commitment from UBS to The Finish Line would be terminated; (3) on or before March 7, 2008, UBS and The Finish Line would pay to the Company an aggregate of $175 million in cash; (4) on or before March 7, 2008, The Finish Line would transfer to the Company a number of Class A shares of The Finish Line common stock equal to 12.0% of the total post-issuance outstanding shares of The Finish Line common stock; (5) the Company and The Finish Line would be subject to a mutual standstill agreement; and (6) the parties would execute customary mutual releases. The cash payment and the Class A shares of The Finish Line common stock have been received by the Company in accordance with the settlement agreement. A Stipulation of Dismissal With Prejudice was filed in the New York Action on March 4, 2008. The parties will also file a Stipulation of Dismissal in the Tennessee Action.

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
Koshti v. Genesco Inc., et al.
On December 13, 2007, a second class action complaint alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and three of its officers in the U.S. District Court for the Middle District of Tennessee. The Complaint alleges that the defendants violated federal securities laws by failing to disclose material adverse facts about the Company’s financial well being and prospects during the class period. The complaint seeks unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations and intends to defend these claims vigorously. On January 22, 2008, the U.S. District Court entered a stipulation and Order consolidating the Koshti case with the Roeglin case.
Falzone v. Genesco Inc., et al.
On December 11, 2007, a class action complaint alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between May 31, 2007 and November 16, 2007 was filed against the Company and one of its officers in the U.S. District Court for the Southern District of New York. The complaint alleged that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It sought unspecified damages and interest, costs and attorneys’ fees and other relief. On February 5, 2008, the plaintiff filed a Stipulation and Order of Discontinuance Without Prejudice dismissing the case in light of the earlier filed cases in Tennessee.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
Phillips v. Genesco Inc., et al.
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The original complaint alleged, among other things, that the individual defendants (officers and directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint sought class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. The defendants have not filed a response to the complaint as of the date of this report. Following the execution of the merger agreement with The Finish Line, Inc., the plaintiff filed an amended complaint alleging breach of fiduciary duties by the individual defendants in connection with the board of directors’ approval of the merger agreement and the disclosures made in the preliminary proxy statement related to the merger and seeking injunctive relief. The Company and the individual defendants reached an agreement with plaintiff under which the Company agreed to include certain additional disclosures in its definitive proxy statement related to the merger that was filed on August 13, 2007. The parties executed a Memorandum of Understanding to formalize the settlement on September 10, 2007. Under the terms of the Memorandum, the Company agreed to pay $450,000 in attorneys’ fees and expenses if the settlement and payment of fees were approved by the Court and certain other conditions, including the consummation of the merger with The Finish Line, were to occur.
California Employment Matter
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. On February 21, 2007, the court granted leave for the plaintiff to file an amended complaint adding the Company’s wholly-owned subsidiary, Hat World, Inc., as a defendant. The Company disputes the material allegations of the complaint. The parties have agreed to third-party mediation of the claims in the litigation. If the mediation does not resolve the issues in the litigation, we will continue to defend the matter vigorously.

Genesco Inc.
and Subsidiaries
 Notes to Consolidated Financial Statements
Note 14
Legal Proceedings, Continued
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office.
Tennessee Department of Environment and Conservation Inquiry
The Company has received an inquiry from the Tennessee Department of Environment and Conservation concerning waste disposal on the premises of a manufacturing facility operated by the Company more than 25 years ago. The letter of inquiry did not disclose the reason for the inquiry. The Company is gathering information for its response to the inquiry, which is due May 1, 2008.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station and Jarman retail footwear chains and e-commerce operations; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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
Fiscal 2008

		Underground		Johnston
	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$713,366	$124,002	$378,913	$192,487	$93,064	$645	$1,502,477
Intercompany sales	-0-	-0-	-0-	-0-	(358)	-0-	(358)

Net sales to external customers	$713,366	$124,002	$378,913	$192,487	$92,706	$645	$1,502,119

Segment operating income (loss)	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(51,294)	$54,863
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(9,702)	(9,702)

Earnings (loss) from operations	51,097	(7,710)	31,987	19,807	10,976	(60,996)	45,161
Interest expense	-0-	-0-	-0-	-0-	-0-	(12,570)	(12,570)
Interest income	-0-	-0-	-0-	-0-	-0-	144	144

Earnings (loss) before income taxes from continuing operations	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(73,422)	$32,735

Total assets*	$257,327	$45,734	$299,820	$71,574	$24,774	$105,327	$804,556
Depreciation	18,985	4,017	13,277	3,270	80	5,485	45,114
Capital expenditures	41,635	1,701	27,121	6,376	106	3,723	80,662

*	Total assets for Hat World Group include $107.6 million goodwill.

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter			3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2008		2007		2008	2007		2008		2007		2008		2007(a)		2008	2007(b)

Net sales	$334,651		$315,018		$327,977	$304,301		$372,496		$364,298		$466,995		$476,861		$1,502,119	$1,460,478
Gross margin	171,844		161,369		163,619	153,390		188,051		181,454		227,701		234,622		751,215	730,835

Earnings (loss) before income taxes from continuing operations	3,774	(1)	17,480	(2)	(5,598) (4)	10,131	(6)	10,297	(7)	26,431	(8)	24,262	(10)	57,076	(12)	32,735	111,118

Earnings (loss) from continuing operations	2,203		10,666		(2,940)	5,944		5,610		15,975		3,615		35,662		8,488	68,247

Net earnings (loss)	2,203		10,477	(3)	(4,165) (5)	5,944		5,600		15,877	(9)	3,247	(11)	35,348	(13)	6,885	67,646

Diluted earnings (loss) per common share:
Continuing operations	.10		.41		(.13)	.24		.23		.62		.16		1.36		.36	2.61
Net earnings (loss)	.10		.40		(.19)	.24		.23		.62		.14		1.35		.29	2.59

(1)	Includes a net restructuring and other charge of $6.6 million (see Note 3) and a $0.1 million charge for merger-related expenses (see Notes 13 and 14).

(2)	Includes a net restructuring and other charge of $0.1 million (see Note 3).

(3)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(4)	Includes a net restructuring and other charge of $0.2 million (see Note 3) and a $5.4 million charge for merger-related expenses (see Notes 13 and 14).

(5)	Includes a loss of $1.2 million, net of tax, from discontinued operations (see Note 3).

(6)	Includes a net restructuring and other charge of $0.5 million (see Note 3).

(7)	Includes a net restructuring and other charge of $0.1 million (see Note 3) and a $6.1 million charge for merger-related expenses (see Notes 13 and 14).

(8)	Includes a net restructuring and other charge of $1.1 million (see Note 3).

(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(10)	Includes a net restructuring and other charge of $2.9 million (see Note 3) and a $16.0 million charge for merger-related expenses (see Notes 13 and 14).

(11)	Includes a loss of $0.4 million, net of tax, from discontinued operations (see Note 3).

(12)	Includes a net restructuring and other credit of $0.6 million (see Note 3).

(13)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(a)	14 week period in Fiscal 2007 and 13 week period in Fiscal 2008.

(b)	53 week period in Fiscal 2007 and 52 week period in Fiscal 2008.

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
Based on their evaluation as of February 2, 2008, the principal executive officer and principal financial officer of the Company have concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 2, 2008, the Company’s internal control over financial reporting is effective based on these criteria.
Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.
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
PART III
ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 18, 2008 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
The Company has a code of ethics (the “Code of Ethics”) that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer and chief accounting officer) and employees. The Company has made the Code of Ethics available and intends to post any legally required amendments to, or waivers of, such Code of Ethics on its website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.
ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 18, 2008 to be filed with the Securities and Exchange Commission.
ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 18, 2008 to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 2, 2008 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	1,422,925	$23.44	1,367,866

Equity compensation plans not approved by security holders	—	—	—

Total	1,422,925	$23.44	1,367,866

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Share-Based Compensation and Note 12 Share-Based Compensation Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 18, 2008 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 18, 2008 to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, February 2, 2008 and February 3, 2007
Consolidated Statements of Earnings, each of the three fiscal years ended 2008, 2007 and 2006
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Financial Statement Schedules
II — Valuation and Qualifying Accounts, each of the three fiscal years ended 2008, 2007 and 2006
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 126.
Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).

	b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).

	c.	Agreement and Plan of Merger, dated as of June 17, 2007, by and among the Company, The Finish Line, Inc. and Headwind, Inc. Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed June 18, 2007 (File No. 1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Amended and Restated Shareholders Rights Agreement dated as of August 28,

2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).

	b.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	c.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

	d.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Amended and Restated Credit agreement, dated as of December 1, 2006, by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 5, 2006 (File No. 1-3083).

	b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement, incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

	d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007.

	e.	2009 EVA Incentive Compensation Plan.

	f.	Amended and Restated EVA Incentive Compensation Plan.

	g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	i.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	j.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	k.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	l.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	m.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

	n.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

	o.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

	p.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

	q.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*

	r.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007.

	s.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

	t.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).

	u.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007.

	v.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).

(21)		Subsidiaries of the Company.

(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 124.

(24)		Power of Attorney

(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)b through (10)j, (10)n and (10)r through (10)u are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-94249, 333-62653, 333-08463, 333-104908 and 333-128201) and in the Registration Statement on Form S-3 (Registration Nos. 333-109019) of Genesco Inc. of our reports dated March 31, 2008, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended February 2, 2008.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 31, 2008 with respect to the February 2, 2008 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 31, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: April 2, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the second day of April, 2008.

/s/Hal N. Pennington	Chairman and Chief Executive Officer
Hal N. Pennington

/s/Robert J. Dennis	President, Chief Operating Officer
Robert J. Dennis	and a Director

/s/James S. Gulmi	Senior Vice President — Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *	William A. Williamson, Jr.*

*By	/s/Roger G. Sisson Roger G. Sisson Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

February 2, 2008

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 2, 2008

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$490	$354	$(696	) (1)	$148
Allowance for cash discounts	5	-0-	-0-	(2)	5
Allowance for wholesale sales returns	816	-0-	(40	) (3)	776
Allowance for customer deductions	84	-0-	(21	) (4)	63
Allowance for co-op advertising	515	-0-	260	(5)	775

Totals	$1,910	$354	$(497)		$1,767

Year Ended February 3, 2007

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$290	$274	$(74	)(1)	$490
Allowance for cash discounts	9	-0-	(4	) (2)	5
Allowance for wholesale sales returns	754	-0-	62	(3)	816
Allowance for customer deductions	76	-0-	8	(4)	84
Allowance for co-op advertising	310	-0-	205	(5)	515

Totals	$1,439	$274	$197		$1,910

Year Ended January 28, 2006

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$357	$29	$(96	)(1)	$290
Allowance for cash discounts	5	-0-	4	(2)	9
Allowance for wholesale sales returns	1,144	-0-	(390	)(3)	754
Allowance for customer deductions	123	-0-	(47	)(4)	76
Allowance for co-op advertising	537	-0-	(227	)(5)	310

Totals	$2,166	$29	$(756)		$1,439

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $518 in 2008, $1,000 in 2007 and $4,000 in 2006 to the addition above, the total bad debt expense amounted to $0.4 million in 2008, $0.3 million in 2007 and $33,000 in 2006.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.