Form 10-Q
period 2008-05-03
GENESCO INC
filed 2008-06-10
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended May 3, 2008

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-3083
Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Common Shares Outstanding May 30, 2008 — 19,177,348

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 3,	February 2,	May 5,
	2008	2008	2007

Assets
Current Assets
Cash and cash equivalents	$16,480	$17,703	$13,729
Restricted investment in Finish Line stock	29,075	-0-	-0-
Accounts receivable, net of allowances of $1,679 at May 3, 2008, $1,767 at February 2, 2008 and $1,975 at May 5, 2007	26,532	24,275	23,586
Inventories	284,873	300,548	282,419
Deferred income taxes	18,699	18,702	16,082
Prepaids and other current assets	24,503	22,439	26,947

Total current assets	400,162	383,667	362,763

Property and equipment:
Land	4,861	4,861	4,861
Buildings and building equipment	17,314	17,165	17,527
Computer hardware, software and equipment	76,791	76,700	73,649
Furniture and fixtures	94,675	93,703	83,870
Construction in progress	12,059	9,120	16,239
Improvements to leased property	267,942	263,184	226,560

Property and equipment, at cost	473,642	464,733	422,706
Accumulated depreciation	(222,886)	(217,492)	(197,004)

Property and equipment, net	250,756	247,241	225,702

Deferred income taxes	2,748	2,641	-0-
Goodwill	107,618	107,618	107,618
Trademarks	51,397	51,403	51,376
Other intangibles, net of accumulated amortization of $7,634 at May 3, 2008, $7,426 at February 2, 2008 and $6,452 at May 5, 2007	1,278	1,486	2,460
Other noncurrent assets	9,856	10,500	10,682

Total Assets	$823,815	$804,556	$760,601

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 3,	February 2,	May 5,
	2008	2008	2007

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,684	$75,302	$85,495
Accrued income taxes	66,643	4,725	45
Dividend payable	29,075	-0-	-0-
Accrued employee compensation	11,097	13,715	11,724
Accrued other taxes	10,447	10,576	9,187
Other accrued liabilities	29,998	35,470	24,967
Provision for discontinued operations	5,638	5,786	4,256

Total current liabilities	224,582	145,574	135,674

Long-term debt	86,220	155,220	132,250
Pension liability	2,949	6,572	10,902
Deferred rent and other long-term liabilities	75,215	74,067	74,277
Provision for discontinued operations	1,644	1,708	1,610

Total liabilities	390,610	383,141	354,713

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,319	5,338	6,335
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 3, 2008 - 19,657,587/19,169,123 February 2, 2008 - 23,284,741/22,796,277 May 5, 2007 - 23,261,690/22,773,226	19,658	23,285	23,262
Additional paid-in capital	32,392	117,629	110,665
Retained earnings	409,705	309,030	304,501
Accumulated other comprehensive loss	(16,012)	(16,010)	(21,018)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	433,205	421,415	405,888

Total Liabilities and Shareholders’ Equity	$823,815	$804,556	$760,601

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended
	May 3,	May 5,
	2008	2007

Net sales	$356,935	$334,651
Cost of sales	175,540	162,807
Selling and administrative expenses	180,046	159,073
Gain from settlement of merger-related litigation	(204,075)	-0-
Restructuring and other, net	2,237	6,595

Earnings from operations	203,187	6,176

Interest expense, net:
Interest expense	2,458	2,422
Interest income	(255)	(20)

Total interest expense, net	2,203	2,402

Earnings before income taxes from continuing operations	200,984	3,774
Income taxes	71,092	1,571

Earnings from continuing operations	129,892	2,203
Provision for discontinued operations, net	(93)	-0-

Net Earnings	$129,799	$2,203

Basic earnings per common share:
Continuing operations	$6.17	$0.10
Discontinued operations	(.01)	0.00

Net earnings	$6.16	$0.10

Diluted earnings per common share:
Continuing operations	$5.14	$0.10
Discontinued operations	0.00	0.00

Net earnings	$5.14	$0.10

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 3,	May 5,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$129,799	$2,203
Tax benefit of stock options exercised	-0-	(105)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,660	10,866
Receipt of Finish Line stock	(29,075)	-0-
Deferred income taxes	(167)	(225)
Provision for (recoveries from) losses on accounts receivable	39	(17)
Impairment of long-lived assets	1,227	6,331
Share-based compensation and restricted stock	2,001	2,064
Provision for discontinued operations	152	-0-
Other	699	487
Effect on cash from changes in working capital and other assets and liabilities:
Accounts receivable	(2,296)	494
Inventories	15,675	(21,382)
Prepaids and other current assets	(2,065)	(6,681)
Accounts payable	6,527	28,260
Other accrued liabilities	51,042	(18,389)
Other assets and liabilities	(1,877)	(1,580)

Net cash provided by operating activities	183,341	2,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,967)	(20,742)
Acquisitions, net of cash acquired	-0-	(34)
Proceeds from asset sales	4	-0-

Net cash used in investing activities	(16,963)	(20,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(47)	(58)
Tax benefit of stock options exercised	-0-	105
Shares repurchased	(88,386)	-0-
Change in overdraft balances	(10,145)	(7,847)
Borrowings under revolving credit facility	39,000	89,000
Payments on revolving credit facility	(108,000)	(66,000)
Dividends paid on non-redeemable preferred stock	(49)	(64)
Exercise of stock options	26	304

Net cash (used in) provided by financing activities	(167,601)	15,440

Net Decrease in Cash and Cash Equivalents	(1,223)	(3,010)
Cash and cash equivalents at beginning of period	17,703	16,739

Cash and cash equivalents at end of period	$16,480	$13,729

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,640	$1,134
Income taxes	8,938	13,932
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 3, 2007	$6,602	$23,230	$107,956	$306,622	$(21,327)	$(17,857)		$405,226

Cumulative effect of change in accounting principle (FIN48)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	6,885	-0-	-0-	6,885	6,885
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30
Comprehensive income							$12,202

Balance February 2, 2008	5,338	23,285	117,629	309,030	(16,010)	(17,857)		421,415

Net earnings	-0-	-0-	-0-	129,799	-0-	-0-	$129,799	129,799
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(49)	-0-	-0-	-0-	(49)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	1	25	-0-	-0-	-0-	-0-	26
Employee and non-employee restricted stock	-0-	-0-	1,443	-0-	-0-	-0-	-0-	1,443
Share-based compensation	-0-	-0-	558	-0-	-0-	-0-	-0-	558
Restricted shares withheld for taxes	-0-	-0-	(7)	-0-	-0-	-0-	-0-	(7)
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	371	(371)	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	97	-0-	97	97
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(99)	-0-	(99)	(99)
Other	(19)	1	18	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$129,797

Balance May 3, 2008	$5,319	$19,658	$32,392	$409,705	$(16,012)	$(17,857)		$433,205

*	Comprehensive income was $2.5 million for the first quarter ended May 5, 2007.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2009 (“Fiscal 2009”) and of the fiscal year ended February 2, 2008 (“Fiscal 2008”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at May 3, 2008 of 2,199 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
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
Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Note 3.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9. The Company has made accruals for certain of these contingencies, including approximately $0.2 million in the first quarter of Fiscal 2009 and $2.9 million in Fiscal 2008. There were no accruals made in the first quarter of Fiscal 2008. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

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
Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
Postretirement Benefits Plan Accounting
Substantially all full-time employees (except employees in the Hat World segment), who also had 1,000 hours of service in calendar year 2004, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is effective for the Company in Fiscal 2009. The Company does not believe the adoption of the measurement date will have a material impact on the Company’s results of operations or financial position.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the first quarter of Fiscal 2009 and 2008, share-based compensation expense was $0.6 million and $0.9 million, respectively. For the first quarter of Fiscal 2009 and 2008, restricted stock expense was $1.4 million and $1.2 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Share-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience.
The Company did not grant any stock options for the three months ended May 3, 2008. The Company granted 2,351 shares of stock options for the three months ended May 5, 2007 at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. During the three months ended May 3, 2008, the Company issued 371,216 shares of employee restricted stock which vest over a three-year term and had a grant date fair value of $20.16 per share. During the three months ended May 5, 2007, the Company issued 3,547 shares of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82 per share. For the three months ended May 5, 2007, the Company issued 6,761 shares of director retainer stock. There was no director retainer stock issued for the three months ended May 3, 2008.
Cash and Cash Equivalents
Included in cash and cash equivalents at May 3, 2008, February 2, 2008 and May 5, 2007 are cash equivalents of $0.1 million, $0.4 million and $0.6 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At May 3, 2008, February 2, 2008 and May 5, 2007 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $16.3 million, $26.4 million and $7.9 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 11% and another customer accounted for 10% of the Company’s trade receivables balance and no other customer accounted for more than 10% of the Company’s trade receivables balance as of May 3, 2008.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.7 million, $25.5 million and $23.7 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively, and deferred rent of $27.3 million, $26.3 million and $23.4 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $107.6 million at May 3, 2008, February 2, 2008 and May 5, 2007. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.9 million and $0.7 million for the first quarter of Fiscal 2009 and Fiscal 2008, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Condensed Consolidated Statements of Earnings. Effective February 4, 2007, gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for the first quarter of Fiscal 2009 and 2008. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.5 million, $7.5 million and $5.4 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.
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
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Earnings, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.8 million and $8.6 million for the first quarter of Fiscal 2009 and 2008, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.5 million, $1.4 million and $1.1 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million and $0.8 million for the first quarter of Fiscal 2009 and 2008, respectively. During the first quarter of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s specific products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of cost of sales.
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.0 million and $0.6 million for the first quarter of Fiscal 2009 and 2008, respectively. During the first quarter of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 3, 2008 consisted of $16.7 million of cumulative pension liability adjustments, net of tax and a $0.2 million cumulative postretirement liability adjustment, net of tax, offset by cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.5 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 10).
Derivative Instruments and Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively “SFAS No. 133”) require an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157.” The FSP amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP. See Note 6 for additional information.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 as of February 3, 2008 and did not elect the fair value option to measure certain financial instruments. Accordingly, the adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its results of operations and financial position.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“the FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the FSP will have, if any, on its results of operations and financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company has received. The Company intends to distribute the 12% equity stake or 6,518,971 shares of Class A Common Stock of The Finish Line Inc. on June 13, 2008, to its common shareholders of record on May 30, 2008 as required by the settlement agreement. The value of the shares received are recorded in Restricted investment in Finish Line stock in the Condensed Consolidated Balance Sheets. During the first quarter of Fiscal 2009, the Company expensed $7.2 million in merger-related litigation costs. During Fiscal 2008, the Company expensed $27.6 million in merger-related costs and litigation expenses. The Company has determined that the $27.6 million in merger-related costs and litigation expenses for Fiscal 2008 will be tax deductible in Fiscal 2009 and will result in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 9.
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
The Company recorded a pretax charge to earnings of $2.2 million ($1.4 million net of tax) in the first quarter of Fiscal 2009. The charge included $1.2 million in asset impairments, $0.7 million relating to a litigation settlement and $0.3 million for lease terminations.
The Company recorded a pretax charge to earnings of $6.6 million ($3.9 million net of tax) in the first quarter of Fiscal 2008. The charge included $6.3 million of charges for retail store asset impairments, primarily in the Underground Station Group and $0.3 million for the lease termination of one Hat World store. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
Discontinued Operations
Accrued Provision for Discontinued Operations

	Facility
	Shutdown
In thousands	Costs	Total

Balance February 3, 2007	$6,065	$6,065
Additional provision Fiscal 2008	2,633	2,633
Charges and adjustments, net	(1,204)	(1,204)

Balance February 2, 2008	7,494	7,494
Additional provision Fiscal 2009	246	246
Charges and adjustments, net	(458)	(458)

Balance May 3, 2008*	7,282	7,282
Current provision for discontinued operations	5,638	5,638

Total Noncurrent Provision for Discontinued Operations	$1,644	$1,644

*	Includes a $7.7 million environmental provision, including $5.5 million in current provision, for discontinued operations.
Note 4
Inventories

	May 3,	February 2,
In thousands	2008	2008

Raw materials	$251	$204
Wholesale finished goods	27,344	31,081
Retail merchandise	257,278	269,263

Total Inventories	$284,873	$300,548

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the expected payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at May 3, 2008 and February 2, 2008 was $5.2 million and $2.5 million, respectively. Forward exchange contracts have an average remaining term of approximately three and one-half months. The gain based on spot rates under these contracts at May 3, 2008 was $0.2 million and February 2, 2008 was $41,000. For the three months ended May 3, 2008 and May 5, 2007, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million for each period in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Fair Value
The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157.” The FSP amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP.
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 3, 2008:

	Fair Value Measurements as of
(In thousands)	May 3, 2008
Assets:	Total	Level 1	Level 2	Level 3
Foreign exchange forward contracts(1)	$151	$—	$151	$—

Total	$151	$—	$151	$—

(1)	Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets at each measurement date.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	May 3,	May 5,	May 3,	May 5,
In thousands	2008	2007	2008	2007

Service cost	$63	$63	$33	$57
Interest cost	1,595	1,615	41	52
Expected return on plan assets	(2,128)	(2,006)	-0-	-0-
Amortization:
Prior service cost	2	2	-0-	-0-
Losses	823	905	20	18

Net amortization	825	907	20	18

Net Periodic Benefit Cost	$355	$579	$94	$127

While there was no cash requirement for the Plan in 2008, the Company made a $4.0 million contribution to the Plan in March 2008.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 3, 2008			May 5, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$129,892			$2,203

Less: Preferred stock dividends	(49)			(64)

Basic EPS
Income available to common shareholders	129,843	21,050	$ 6.17	2,139	22,391	$ .10

Effect of Dilutive Securities
Options		310			456
Convertible preferred stock(1)	38	59		-0-	-0-
4 1/8% Convertible Subordinated Debentures	604	3,898		604	3,899
Employees’ preferred stock(2)		54			58

Diluted EPS
Income available to common shareholders plus assumed conversions	$130,485	25,371	$ 5.14	$2,743	26,804	$.10

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the three months ended May 3, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the first quarter of Fiscal 2009. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the three months ended May 5, 2007. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 28,047, 25,949 and 5,423, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The Company did not repurchase any shares during Fiscal 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 9). The Company repurchased 4.0 million shares at a cost of $90.9 million during the three months ended May 3, 2008 of which $2.5 million was not paid in the quarter but included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediate measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million. On April 10, 2008, the EPA sent special notice letters under Section 122(e) of the Comprehensive Environmental Response, Compensation and Liability Act to the Company and the property owner, inviting the recipients to make good faith offers to finance or conduct remediation pursuant to the Record of Decision. The Company’s response to the special notice letter is due by July 1, 2008.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under provisions of various federal environmental statutes in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by NYSDEC’s and EPA’s diligent prosecution of remediation.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Because of uncertainty about when the contamination occurred, the short duration of the Company’s operations at the site, and the activities of at least one unrelated business operation at the site, among other reasons, the Company has not ascertained what responsibility, if any, it has for any contamination in connection with the facility or what other parties may be liable in that connection and is unable to predict the extent of its liability, if any. The Company’s voluntary assumption of certain responsibility to date was based upon its judgment that such action was preferable to litigation to determine its liability, if any for contamination related to the site. The Company intends to continue to evaluate the costs of further voluntary remediation in response to the special notice letter and compromise of the claims asserted by the Village of Garden City (to the extent that they are not dismissed) compared to the costs and uncertainty of litigation.
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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.1 million to $4.6 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $7.7 million as of May 3, 2008, $7.8 million as of February 2, 2008 and $5.7 million as of May 5, 2007. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets.
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
On March 3, 2008, the Company, The Finish Line, and UBS entered into a definitive agreement for the termination of the merger agreement with The Finish Line and the settlement of all related litigation among The Finish Line and the Company and UBS, including the Tennessee Action and the New York Action. In the settlement agreement, the parties agreed that: (1) the merger agreement between the Company and The Finish Line would be terminated; (2) the financing commitment from UBS to The Finish Line would be terminated; (3) UBS and The Finish Line would pay to the Company an aggregate of $175 million in cash; (4) The Finish Line would transfer to the Company a number of Class A shares of The Finish Line common stock equal to 12.0% of the total post-issuance outstanding shares of The Finish Line common stock which the Company would use its best efforts to distribute to its common shareholders as soon as practicable after the shares’ registration and listing on NASDAQ; (5) the Company and The Finish Line would be subject to a mutual standstill agreement; and (6) the parties would execute customary mutual releases. Stipulations of Dismissal have been filed by all parties to both the New York Action and the Tennessee Action, and both Actions have been dismissed.

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
Notes to Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
Phillips v. Genesco Inc., et al.
On April 24, 2007, a putative class action, Maxine Phillips, on Behalf of Herself and All Others Similarly Situated vs. Genesco Inc., et al., was filed in the Tennessee Chancery Court in Nashville. The original complaint alleged, among other things, that the individual defendants (officers and directors of the Company) refused to consider properly the proposal by Foot Locker, Inc. to acquire the Company. The complaint sought class certification, a declaration that defendants have breached their fiduciary and other duties, an order requiring defendants to implement a process to obtain the highest possible price for shareholders’ shares, and an award of costs and attorney’s fees. Following the execution of the merger agreement with The Finish Line, Inc., the plaintiff filed an amended complaint alleging breach of fiduciary duties by the individual defendants in connection with the board of directors’ approval of the merger agreement and the disclosures made in the preliminary proxy statement related to the merger and seeking injunctive relief. On April 28, 2008, the court entered an order dismissing the case without prejudice for failure to prosecute.
California Matters
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. On February 21, 2007, the court granted leave for the plaintiff to file an amended complaint adding the Company’s wholly-owned subsidiary, Hat World, Inc., as a defendant. On April 15, 2008, the parties reached an agreement to settle the action pursuant to which the Company will pay a minimum of $750,000 and a maximum of $1,025,408, depending upon the number of verified claims submitted by class members. The settlement is subject to definitive documentation and approval by the court.
On April 8, 2008, a putative class action was filed against the Company in the Superior Court of California, San Diego County, alleging violations of the Song-Beverly Credit Card Act of 1971, California Civil Code §1747.08, related to requests that customers in the Company’s California retail stores voluntarily provide the Company with their e-mail addresses. The Company has filed an Answer to the complaint consisting of a general denial of its allegations and asserting a number of affirmative defenses and is presently unable to predict whether or to what extent it may have liability in the case.

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
Tennessee Department of Environment and Conservation Inquiry
The Company received an inquiry from the Tennessee Department of Environment and Conservation (“TDEQ”) on March 19, 2008 concerning waste disposal on the premises of a manufacturing facility operated by the Company more than 25 years ago. The letter of inquiry did not disclose the reason for the inquiry. The Company responded to the inquiry, advising TDEQ that the Company’s manufacturing process at the site did not involve the use of glues, solvents, or similar potentially hazardous substances and that the Company has been unable to locate any records responsive to TDEQ’s request.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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

Three Months Ended		Underground		Johnston
May 3, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$168,762	$29,004	$87,737	$46,571	$24,733	$113	$356,920
Intercompany sales	-0-	-0-	-0-	-0-	15	-0-	15

Net sales to external customers	$168,762	$29,004	$87,737	$46,571	$24,748	$113	$356,935

Segment operating income (loss)	$5,298	$(981)	$3,725	$3,683	$3,555	$(13,931)	$1,349
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,237)	(2,237)

Earnings (loss) from operations	5,298	(981)	3,725	3,683	3,555	187,907	203,187
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,458)	(2,458)
Interest income	-0-	-0-	-0-	-0-	-0-	255	255

Earnings (loss) before income taxes from continuing operations	$5,298	$(981)	$3,725	$3,683	$3,555	$185,704	$200,984

Total assets	$243,733	$43,856	$303,216	$71,925	$28,610	$132,475	$823,815
Depreciation	5,114	861	3,517	794	17	1,357	11,660
Capital expenditures	8,362	139	5,389	2,734	20	323	16,967

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
May 5, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$155,921	$29,810	$78,844	$46,294	$23,731	$253	$334,853
Intercompany sales	-0-	-0-	-0-	-0-	(202)	-0-	(202)

Net sales to external customers	$155,921	$29,810	$78,844	$46,294	$23,529	$253	$334,651

Segment operating income (loss)	$10,817	$(2,168)	$2,652	$4,470	$3,026	$(6,026)	$12,771
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(6,595)	(6,595)

Earnings (loss) from operations	10,817	(2,168)	2,652	4,470	3,026	(12,621)	6,176
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,422)	(2,422)
Interest income	-0-	-0-	-0-	-0-	-0-	20	20

Earnings (loss) before income taxes from continuing operations	$10,817	$(2,168)	$2,652	$4,470	$3,026	$(15,023)	$3,774

Total assets	$213,711	$50,771	$300,868	$69,257	$26,729	$99,265	$760,601
Depreciation	4,412	1,142	3,057	781	20	1,454	10,866
Capital expenditures	11,339	644	6,823	1,556	26	354	20,742

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the consumer economy.

•	Weakness in consumer demand for products sold by the Company, including weakness caused by the unavailability of consumer credit and lack of consumer confidence.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays, year-to-year variations in events such as state sales tax holidays (including the State of Florida’s cancellation of its tax-free period in 2008) or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing, distribution and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its previously announced store closing plans on schedule and at expected expense levels.

•	Unexpected changes to the market for the Company’s shares and the impact of any future stock repurchases.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including those discussed in Note 9 to the Condensed Consolidated Financial Statements.
In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 and this Quarterly Report under the heading “Item 1A. Risk Factors.” Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,199 retail footwear and headwear stores throughout the United States and Puerto Rico including 38 headwear stores in Canada as of May 3, 2008. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,875 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,775 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, including 49 Underground Station stores, due to the deterioration in the urban market. As of May 3, 2008, the Company had closed 25 of the 49 Underground Station stores. Previously, in the fourth quarter of Fiscal 2004, the Company made the strategic decision to close 34 Jarman stores not suitable for conversion to Underground Station stores subject to its ability to negotiate lease terminations. The Company intends to convert or close the remaining Jarman stores as quickly as it is financially feasible, subject to landlord approval. During the three months ended May 3, 2008, there was one Jarman store closed. During Fiscal 2008, 12 Jarman stores were closed and two Jarman stores were converted to Underground Station stores.
The Hat World Group stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. Hat World also operates Lids Kids, offering licensed and branded headwear, apparel and accessories to children up to 10 years old. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet stores throughout the United States, Puerto Rico and in Canada.

Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,400 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores located in factory outlet malls and through a direct-to-consumer catalog and e-commerce operation. These stores average approximately 2,350 square feet.
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
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as current high fuel prices and the possibility of a recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.

Summary of Operating Results
The Company’s net sales increased 6.7% during the first quarter of Fiscal 2009 compared to the first quarter of Fiscal 2008. The increase was driven primarily by an 11% increase in Hat World Group sales, an 8% increase in Journeys Group sales, a 5% increase in Licensed Brands sales and a 1% increase in Johnston & Murphy Group sales, offset by a 3% decrease in Underground Station Group sales. Gross margin decreased as a percentage of net sales during the first quarter of Fiscal 2009, primarily due to margin decreases in the Journeys Group, Underground Station Group and Licensed Brands. Selling and administrative expenses increased as a percentage of net sales during the first quarter of Fiscal 2009, reflecting increases as a percentage of net sales in Journeys Group and Johnston & Murphy Group as well as an additional $7.2 million of expense for merger-related litigation. Earnings from operations increased as a percentage of net sales during the first quarter of Fiscal 2009, primarily due to a gain of $204.1 million from the settlement of merger-related litigation (see “Significant Developments – Terminated Merger Agreement” below) and to an increase in earnings from operations in the Hat World Group and Licensed Brands as well as a smaller loss in the Underground Station Group, offset by decreased earnings from operations in the Journeys Group and the Johnston & Murphy Group.
Significant Developments
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company has received. The Company intends to distribute the 12% equity stake or 6,518,971 shares of Class A Common Stock of The Finish Line Inc. on June 13, 2008, to its common shareholders of record on May 30, 2008 as required by the settlement agreement. The value of the shares received are recorded in Restricted investment in Finish Line stock in the Condensed Consolidated Balance Sheets. During the first quarter of Fiscal 2009, the Company expensed $7.2 million in merger-related litigation costs. During Fiscal 2008, the Company expensed $27.6 million in merger-related costs and litigation expenses. The Company has determined that the $27.6 million in merger-related costs and litigation expenses for Fiscal 2008 will be tax deductible in Fiscal 2009. For additional information, see the “Merger-Related Litigation” section in Note 9.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.2 million ($1.4 million net of tax) in the first quarter of Fiscal 2009. The charge included $1.2 million in asset impairments, $0.7 million relating to a litigation settlement and $0.3 million for lease terminations.
The Company recorded a pretax charge to earnings of $6.6 million ($3.9 million net of tax) in the first quarter of Fiscal 2008. The charge included $6.3 million of charges for retail store asset impairments, primarily in the Underground Station Group and $0.3 million for the lease termination of one Hat World store. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market.

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
Results of Operations – First Quarter Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales in the first quarter ended May 3, 2008 increased 6.7% to $356.9 million from $334.7 million in the first quarter ended May 5, 2007. Gross margin increased 5.6% to $181.4 million in the first quarter this year from $171.8 million in the same period last year but decreased as a percentage of net sales from 51.4% to 50.8%. Selling and administrative expenses in the first quarter this year increased 13.2% from the first quarter last year and increased as a percentage of net sales from 47.5% to 50.4%, including $7.2 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line, which accounted for 200 basis points of the increase. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the first quarter ended May 3, 2008 were $201.0 million compared to $3.8 million for the first quarter ended May 5, 2007. Pretax earnings for the first quarter ended May 3, 2008 included a gain of $204.1 million ($131.8 million net of tax) from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $2.2 million ($1.4 million net of tax) primarily for retail store asset impairments, other legal matters and lease terminations. Pretax earnings for the first quarter ended May 5, 2007 included restructuring and other charges of $6.6 million ($3.9 million net of tax) primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group. The asset impairments were primarily Underground Station stores as a result of deterioration in the urban market.
Net earnings for the first quarter ended May 3, 2008 were $129.8 million ($5.14 diluted earnings per share) compared to $2.2 million ($0.10 diluted earnings per share) for the first quarter ended May 5, 2007. The Company recorded an effective income tax rate of 35.4% in the first quarter this year compared to 41.6% in the same period last year. The variance in the effective tax rate for the first quarter this year compared to the first quarter last year is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement and to FIN 48 adjustments.

Journeys Group

	Three Months Ended
	May 3,	May 5,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$168,762	$155,921	8.2%
Earnings from operations	$5,298	$10,817	(51.0)%
Operating margin	3.1%	6.9%
Net sales from Journeys Group increased 8.2% for the first quarter ended May 3, 2008 compared to the same period last year. The increase reflects primarily a 12% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) partially offset by flat comparable store sales. Comparable store sales were impacted by a decrease of 5% in average price per pair of shoes, reflecting increased markdowns and changes in product mix, offset by a 4% increase in footwear unit comparable sales. Unit sales increased 14% during the same period. Journeys Group operated 985 stores at the end of the first quarter of Fiscal 2009, including 123 Journeys Kidz stores and 50 Shi by Journeys stores, compared to 884 stores at the end of the first quarter last year, including 84 Journeys Kidz stores and 23 Shi by Journeys stores.
Journeys Group earnings from operations for the first quarter ended May 3, 2008 decreased 51.0% to $5.3 million compared to $10.8 million for the first quarter ended May 5, 2007. The decrease was due to increased expenses as a percentage of net sales, reflecting increased rent from new stores and lease renewals and increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products, combined with decreased gross margin as a percentage of net sales reflecting increased markdowns and changes in product mix.
Underground Station Group

	Three Months Ended
	May 3,	May 5,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$29,004	$29,810	(2.7)%
Loss from operations	$(981)	$(2,168)	54.8%
Operating margin	(3.4)%	(7.3)%
Net sales from the Underground Station Group decreased 2.7% to $29.0 million for the first quarter ended May 3, 2008 from $29.8 million for the same period last year. The decrease reflects a 14% decrease in average Underground Station stores operated related to the Company’s strategy of closing Jarman stores or converting them to Underground Station stores and the store closing program announced in May 2007 to close or convert up to 49 Underground Station Group stores, offset by a 9% increase in comparable store sales. The increase in comparable store sales reflects an increase of 13% in footwear unit comparable sales, offset by a 3% decline in the average price per pair of shoes, reflecting changes in product mix to more women’s and children’s products and increased markdowns. Unit sales decreased 1% during the same period. Underground Station Group operated 190 stores at the end of the first quarter of Fiscal 2009, including 175 Underground

Station stores, compared to 223 stores at the end of the first quarter last year, including 195 Underground Station stores.
Underground Station Group loss from operations for the first quarter ended May 3, 2008 improved to $(1.0) million from $(2.2) million in the first quarter ended May 5, 2007. The improvement was due to decreased expenses as a percentage of net sales from store closings and leverage in store-related expenses due to positive comparable store sales.
Hat World Group

	Three Months Ended
	May 3,	May 5,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$87,737	$78,844	11.3%
Earnings from operations	$3,725	$2,652	40.5%
Operating margin	4.2%	3.4%
Net sales from Hat World Group increased 11.3% for the first quarter ended May 3, 2008 compared to the same period last year, reflecting primarily an 8% increase in average stores operated and a 3% increase in comparable store sales. The comparable store sales increase reflected positive comparable store sales in both urban and non-urban markets and strength in fashion-oriented Major League Baseball products and branded action headwear. Hat World Group operated 868 stores at the end of the first quarter of Fiscal 2009, including 38 stores in Canada and 15 Lids Kids stores, compared to 809 stores at the end of the first quarter last year, including 27 stores in Canada and three Lids Kids stores.
Hat World Group earnings from operations for the first quarter ended May 3, 2008 increased 40.5% to $3.7 million compared to $2.7 million for the first quarter ended May 5, 2007. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns and shipping and warehouse costs and a slight decrease in expenses as a percentage of net sales.
Johnston & Murphy Group

	Three Months Ended
	May 3,	May 5,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$46,571	$46,294	0.6%
Earnings from operations	$3,683	$4,470	(17.6)%
Operating margin	7.9%	9.7%
Johnston & Murphy Group net sales increased 0.6% to $46.6 million for the first quarter ended May 3, 2008 from $46.3 million for the first quarter ended May 5, 2007, reflecting primarily a 4% increase in average stores operated for Johnston & Murphy retail operations and a 4% increase in Johnston & Murphy wholesale sales, offset by a 2% decrease in comparable store sales. Unit sales for the Johnston & Murphy wholesale business were flat in the first quarter of Fiscal 2009 while the average price per pair of shoes increased 4% for the same period. Retail operations accounted for

70.7% of Johnston & Murphy Group segment sales in the first quarter this year, down from 71.8% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations increased 1% (4% in the Johnston & Murphy Shops) in the first quarter this year, primarily due to changes in product mix and increased prices in certain styles, while footwear unit comparable sales decreased 7% during the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2009 included 156 Johnston & Murphy shops and factory stores compared to 152 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2008.
Johnston & Murphy Group earnings from operations for the first quarter ended May 3, 2008 decreased 17.6% to $3.7 million compared to $4.5 million for the same period last year, primarily due to increased expenses as a percentage of net sales reflecting increased advertising expenses and negative leverage from the decrease in comparable store sales.
Licensed Brands

	Three Months Ended
	May 3,	May 5,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$24,748	$23,529	5.2%
Earnings from operations	$3,555	$3,026	17.5%
Operating margin	14.4%	12.9%
Licensed Brands’ net sales increased 5.2% to $24.7 million for the first quarter ended May 3, 2008, from $23.5 million for the first quarter ended May 5, 2008. The sales increase reflects a 3% increase in sales of Dockers Footwear and incremental sales from a new line of footwear that the Company is sourcing under a different brand exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 3% for the first quarter this year while the average price per pair of shoes decreased 2% compared to the same period last year.
Licensed Brands’ earnings from operations for the first quarter ended May 3, 2008 increased 17.5% from $3.0 million for the first quarter ended May 5, 2007 to $3.6 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other for the first quarter ended May 3, 2008 was income of $187.9 million compared to an expense of $12.6 million for the first quarter ended May 5, 2007. The corporate income in the first quarter this year included a $204.1 million gain from the settlement of merger-related litigation offset by $2.2 million in restructuring and other charges, primarily for retail store asset impairments, a litigation settlement and lease terminations and $7.2 million in merger-related litigation costs. Last year’s first quarter included $6.6 million in restructuring and other charges, primarily for retail store asset impairments.
Interest expense increased 1.5% from $2.4 million in the first quarter ended May 5, 2007 to $2.5 million for the first quarter ended May 3, 2008, primarily due to the increase in average revolver borrowings from $17.5 million for the first quarter ended May 5, 2007 to $29.7 million for the first quarter this year offset by a reduction in interest rates. Interest income increased $0.2 million for the first quarter ended May 3, 2008 due to the increase in average short-term investments as a result of the proceeds from the settlement of merger-related litigation.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 3,	February 2,	May 5,
	2008	2008	2007
	(dollars in millions)
Cash and cash equivalents	$16.5	$17.7	$13.7
Working capital	$175.6	$238.1	$227.1
Long-term debt	$86.2	$155.2	$132.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $183.3 million in the first three months of Fiscal 2009 compared to $2.3 million in the first three months of Fiscal 2008. The $181.0 million increase in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds of the merger-related litigation settlement and changes in other accrued liabilities and inventory of $69.4 million and $37.1 million, respectively, offset by a decrease in cash flow from changes in accounts payable of $21.7 million. The $69.4 million increase in cash flow from other accrued liabilities was due to increased accrued income taxes as a result of the $204.1 million gain from the merger-related litigation settlement and a $5.0 million decrease in income taxes paid in the first quarter this year compared to the first quarter last year. The $37.1 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth and decreased wholesale inventory. The $21.7 million decrease in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors.
The $15.7 million decrease in inventories at May 3, 2008 from February 2, 2008 levels reflected efforts to reduce inventory in the Journeys segment as a result of increased markdowns and decreases in wholesale inventory.
Accounts receivable at May 3, 2008 increased $2.3 million compared to February 2, 2008, due primarily to increased accounts receivable from increased wholesale sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	May 3,	May 5,
	2008	2007
	(in thousands)
Accounts payable	$6,527	$28,260
Accrued liabilities	51,042	(18,389)

	$57,569	$9,871

The fluctuations in cash provided due to changes in accounts payable for the first quarter this year from the first quarter last year are due to changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to increased accrued income taxes as a result of the gain from the settlement of merger-related litigation and a $5.0 million decrease in income taxes paid in the first quarter this year.
Revolving credit borrowings averaged $29.7 million during the three months ended May 3, 2008 and revolving credit borrowings averaged $17.5 million during the three months ended May 5, 2007 due to higher borrowing levels at the beginning of the fiscal year compared to the prior year. The Company funded its seasonal working capital requirements and its capital expenditures in the first quarter ended May 3, 2008 from the cash proceeds of the settlement of merger-related litigation.
The Company’s contractual obligations over the next five years have increased from February 2, 2008. Purchase obligations increased to $314 million from $204 million due to seasonal increases in purchases of retail inventory and new store openings, offset by a reduction in long-term debt. Long-term debt decreased to $86.2 million from $155.2 million as a result of using some of the proceeds received from the settlement of merger-related litigation to pay off revolver borrowings of $69.0 million.
Capital Expenditures
Total capital expenditures in Fiscal 2009 are expected to be approximately $61.1 million. These include expected retail capital expenditures of $55.3 million to open approximately 28 Journeys stores, 25 Journeys Kidz stores, 13 Shi by Journeys stores, 12 Johnston & Murphy shops and factory stores and 40 Hat World stores including 10 stores in Canada and to complete 165 major store renovations. The amount of capital expenditures in Fiscal 2009 for other purposes is expected to be approximately $5.8 million, including approximately $2.8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company plans to borrow under its revolving credit facility to support seasonal working capital requirements during Fiscal 2009. The approximately $5.6 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand and borrowings under the revolving credit facility during Fiscal 2009.
There were $10.9 million of letters of credit and no revolver borrowings outstanding under the revolving credit facility at May 3, 2008. Net availability under the facility was $189.1 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $189.1 million at May 3,

2008. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at May 3, 2008.
The credit facility prohibits the payment of dividends and other restricted payments (including stock repurchases) unless after such dividend or restricted payment (i) availability is between $30.0 million and $50.0 million, the fixed charge coverage is greater than 1.0 to 1.0 or (ii) availability under the credit facility exceeds $50.0 million. The Company’s management does not expect availability under the Credit Facility to fall below $50.0 million during Fiscal 2009.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $198,000.
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the three months ended May 3, 2008 of which $2.5 million was not paid in the quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.2 million in the first quarter of Fiscal 2009 and $2.9 million in Fiscal 2008. There were no accruals made in the first quarter of Fiscal 2008. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company’s outstanding long-term debt of $86.2 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 3, 2008. As a result, the Company considers the interest rate market risk implicit in these investments at May 3, 2008 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At May 3, 2008, the Company had $5.2 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at May 3, 2008 was $0.2 million based on current spot rates. As of May 3, 2008, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.5 million.
Accounts Receivable – The Company’s accounts receivable balance at May 3, 2008 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 11% of the Company’s trade accounts receivable balance and another customer accounted for 10% as of May 3, 2008 and no other customer accounted for more than 10% of the Company’s trade receivables balance as of May 3, 2008. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at May 3, 2008, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2009 would not be material.
New Accounting Principles
The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157.” The FSP amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP.
In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 as of February 3, 2008 and did not elect the fair value option to measure certain financial instruments. Accordingly, the adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its results of operations and financial position.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“the FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the FSP will have, if any, on its results of operations and financial position.
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
Based on their evaluation as of May 3, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	shares that
	(a) Total of		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
February 2008
2-4-08 to 3-1-08(2)	235	$30.89	-0-	-0-

March 2008
3-2-08 to 3-29-08	2,676,600	$22.52	2,676,600	$39,717

April 2008
3-30-08 to 5-3-08	1,323,400	$23.14	1,323,400	$9,097

(1)	In March 2008, the Company’s Board of Directors authorized (and the Company announced) up to $100.0 million in stock repurchases primarily funded with after-tax cash proceeds from the settlement of merger-related litigation (see Notes 2 and 9). As of May 3, 2008, the Company had repurchased 4.0 million shares at a cost of $90.9 million.

(2)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.

Item 6. Exhibits
Exhibits
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and Chief Financial Officer

Date: June 10, 2008