Form 10-Q
period 2008-08-02
GENESCO INC
filed 2008-09-11
CIK 18498

(Mark One)	Form 10-Q
☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended August 2, 2008

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one:)
Large accelerated filer ☑                                Accelerated filer ☐
Non-accelerated filer ☐                                  Smaller reporting company ☐
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

Common Shares Outstanding September 5, 2008 — 19,292,439

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 2,	February 2,	August 4,
Assets	2008	2008	2007

Current Assets
Cash and cash equivalents	$24,283	$17,703	$22,129
Accounts receivable, net of allowances of $2,489 at August 2, 2008, $1,767 at February 2, 2008 and $2,044 at August 4, 2007	23,015	24,275	22,154
Inventories	327,986	300,548	347,574
Deferred income taxes	17,692	18,702	12,849
Prepaids and other current assets	23,507	22,439	41,761

Total current assets	416,483	383,667	446,467

Property and equipment:
Land	4,746	4,861	4,861
Buildings and building equipment	17,669	17,165	16,423
Computer hardware, software and equipment	78,234	76,700	73,292
Furniture and fixtures	96,248	93,703	86,703
Construction in progress	10,720	9,120	19,234
Improvements to leased property	272,924	263,184	238,301

Property and equipment, at cost	480,541	464,733	438,814
Accumulated depreciation	(231,474)	(217,492)	(202,660)

Property and equipment, net	249,067	247,241	236,154

Deferred income taxes	2,854	2,641	-0-
Goodwill	107,618	107,618	107,618
Trademarks	51,395	51,403	51,389
Other intangibles, net of accumulated amortization of $7,836 at August 2, 2008, $7,426 at February 2, 2008 and $6,798 at August 4, 2007	1,071	1,486	2,114
Other noncurrent assets	9,731	10,500	10,827

Total Assets	$838,219	$804,556	$854,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 2,	February 2,	August 4,
Liabilities and Shareholders’ Equity	2008	2008	2007

Current Liabilities
Accounts payable	$133,806	$75,302	$119,727
Accrued income taxes	17,413	4,725	-0-
Accrued employee compensation	14,647	13,715	13,269
Accrued other taxes	11,593	10,576	10,154
Other accrued liabilities	28,071	35,470	27,380
Provision for discontinued operations	14,271	5,786	5,571

Total current liabilities	219,801	145,574	176,101

Long-term debt	106,220	155,220	188,220
Pension liability	3,324	6,572	11,786
Deferred rent and other long-term liabilities	82,047	74,067	72,691
Provision for discontinued operations	1,606	1,708	1,794

Total liabilities	412,998	383,141	450,592

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,223	5,338	5,676
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
August 2, 2008 — 19,715,650/19,227,186 February 2, 2008 — 23,284,741/22,796,277 August 4, 2007 — 23,277,262/22,788,798	19,716	23,285	23,277
Additional paid-in-capital	34,829	117,629	113,510
Retained earnings	399,365	309,030	300,282
Accumulated other comprehensive loss	(16,055)	(16,010)	(20,911)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	425,221	421,415	403,977

Total Liabilities and Shareholders’ Equity	$838,219	$804,556	$854,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	$353,138	$327,977	$710,073	$662,628
Cost of sales	171,814	164,358	347,354	327,165
Selling and administrative expenses	173,420	166,059	353,466	325,132
Gain from settlement of merger-related litigation	-0-	-0-	(204,075)	-0-
Restructuring and other, net	3,261	158	5,498	6,753

Earnings (loss) from operations	4,643	(2,598)	207,830	3,578

Interest expense, net
Interest expense	2,138	3,059	4,596	5,481
Interest income	(24)	(59)	(279)	(79)

Total interest expense, net	2,114	3,000	4,317	5,402

Earnings (loss) before income taxes from continuing operations	2,529	(5,598)	203,513	(1,824)
Income tax provision (benefit)	7,458	(2,658)	78,550	(1,087)

Earnings (loss) from continuing operations	(4,929)	(2,940)	124,963	(737)
Provision for discontinued operations, net	(5,361)	(1,225)	(5,454)	(1,225)

Net Earnings (Loss)	$(10,290)	$(4,165)	$119,509	$(1,962)

Basic earnings (loss) per common share:
Continuing operations	$(.27)	$(.13)	$6.31	$(.04)
Discontinued operations	$(.29)	$(.06)	$(.27)	$(.05)

Net earnings (loss)	$(.56)	$(.19)	$6.04	$(.09)

Diluted earnings (loss) per common share:
Continuing operations	$(.27)	$(.13)	$5.15	$(.04)
Discontinued operations	$(.29)	$(.06)	$(.22)	$(.05)

Net earnings (loss)	$(.56)	$(.19)	$4.93	$(.09)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(10,290)	$(4,165)	$119,509	$(1,962)
Tax benefit of stock options exercised	(29)	(33)	(29)	(138)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	11,619	10,935	23,279	21,801
Receipt of Finish Line stock	-0-	-0-	(29,075)	-0-
Deferred income taxes	903	3,520	736	3,295
Provision for losses on accounts receivable	794	40	833	23
Impairment of long-lived assets	2,390	352	3,617	6,683
Share-based compensation and restricted stock	2,219	2,053	4,220	4,117
Provision for discontinued operations	8,813	2,011	8,965	2,011
Other	610	1,064	1,309	1,551
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	2,723	1,392	427	1,886
Inventories	(43,113)	(65,155)	(27,438)	(86,537)
Prepaids and other current assets	997	(14,814)	(1,068)	(21,495)
Accounts payable	53,069	35,877	59,596	64,137
Other accrued liabilities	(44,089)	4,150	6,953	(14,239)
Other assets and liabilities	7,216	(823)	5,339	(2,403)

Net cash (used in) provided by operating activities	(6,168)	(23,596)	177,173	(21,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,654)	(22,385)	(29,621)	(43,127)
Acquisitions, net of cash acquired	-0-	-0-	-0-	(34)
Proceeds from assets sales	-0-	6	4	6

Net cash used in investing activities	(12,654)	(22,379)	(29,617)	(43,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(41)	(43)	(88)	(101)
Tax benefit of stock options exercised	29	33	29	138
Shares repurchased	(2,517)	-0-	(90,903)	-0-
Change in overdraft balances	9,053	(1,646)	(1,092)	(9,493)
Borrowings under revolving credit facility	54,000	98,000	93,000	187,000
Payments on revolving credit facility	(34,000)	(42,000)	(142,000)	(108,000)
Dividends paid on non-redeemable preferred stock	(50)	(54)	(99)	(118)
Options exercised	151	85	177	389

Net cash provided by (used in) financing activities	26,625	54,375	(140,976)	69,815

Net Increase in Cash and Cash Equivalents	7,803	8,400	6,580	5,390
Cash and cash equivalents at beginning of period	16,480	13,729	17,703	16,739

Cash and cash equivalents at end of period	$24,283	$22,129	$24,283	$22,129

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$2,763	$3,297	$4,403	4,431
Income taxes	45,558	12,408	54,496	26,340
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 3, 2007	$6,602	$23,230	$107,956	$306,622	$(21,327)	$(17,857)		$405,226

Cumulative effect of change in accounting principle (FIN 48)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	6,885	-0-	-0-	6,885	6,885
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30

Comprehensive income							$12,202

Balance February 2, 2008	5,338	23,285	117,629	309,030	(16,010)	(17,857)		421,415

Net earnings	-0-	-0-	-0-	119,509	-0-	-0-	$119,509	119,509
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(99)	-0-	-0-	-0-	(99)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	12	165	-0-	-0-	-0-	-0-	177
Employee and non-employee restricted stock	-0-	-0-	3,151	-0-	-0-	-0-	-0-	3,151
Share-based compensation	-0-	-0-	1,069	-0-	-0-	-0-	-0-	1,069
Restricted shares withheld for taxes	-0-	-0-	(7)	-0-	-0-	-0-	-0-	(7)
Tax benefit of stock options exercised	-0-	-0-	29	-0-	-0-	-0-	-0-	29
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	96	-0-	96	96
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(141)	-0-	(141)	(141)
Other	(115)	3	112	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$119,464

Balance August 2, 2008	$5,223	$19,716	$34,829	$399,365	$(16,055)	$(17,857)		$425,221

*	Comprehensive loss was $(10.3) million and $(4.1) million for the second quarter ended August 2, 2008 and August 4, 2007, respectively.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at August 2, 2008 of 2,202 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10. The Company has made pretax accruals for certain of these contingencies, including approximately $9.0 million and $2.1 million in the second quarter of Fiscal 2009 and Fiscal 2008, respectively, and $9.2 million and $2.1 million for the first six months of Fiscal 2009 and Fiscal 2008, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
     Postretirement Benefits Plan Accounting
Substantially all current full-time employees (except employees in the Hat World segment), who also had 1,000 hours of service in calendar year 2004, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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
     Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the second quarter of Fiscal 2009 and 2008, share-based compensation expense was $0.5 million and $0.9 million, respectively. For the second quarter of Fiscal 2009 and 2008, restricted stock expense was $1.8 million and $1.1 million, respectively. For the first six months of Fiscal 2009 and 2008, share-based compensation expense was $1.1 million and $1.8 million, respectively. For the first six months of Fiscal 2009 and 2008, restricted stock expense was $3.2 million and $2.3 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The Company did not grant any stock options for the three months and six months ended August 2, 2008. The Company granted zero shares and 2,351 shares of stock options for the three months and six months ended August 4, 2007, respectively, at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. During the three months and six months ended August 2, 2008, the Company issued 26,057 shares and 397,273 shares, respectively, of employee restricted stock which vest over a three-year term. The Company issued 26,057 employee restricted shares at a grant date fair value of $29.74 per share and 371,216 employee restricted shares at a grant date fair value of $20.16 per share. During the three and six months ended August 4, 2007, the Company issued zero shares and 3,547 shares, respectively, of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82 per share. For the three months and six months ended August 2, 2008, the Company issued 18,792 shares of director restricted stock at a weighted average exercise price of $28.72. The Company did not issue any director restricted stock for the three or six months ended August 4, 2007. For the three and six months ended August 2, 2008 and August 4, 2007, the Company did not issue any shares of director retainer stock.
Cash and Cash Equivalents
Included in cash and cash equivalents at August 2, 2008, February 2, 2008 and August 4, 2007 are cash equivalents of $1.5 million, $0.4 million and $0.3 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

At August 2, 2008, February 2, 2008 and August 4, 2007 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $25.3 million, $26.4 million and $6.3 million, respectively. These amounts are included in accounts payable on the Condensed Consolidated Balance Sheets.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 11% and two other customers accounted for 10% each of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of August 2, 2008.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.5 million, $25.5 million and $24.1 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively, and deferred rent of $27.8 million, $26.3 million and $24.4 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $107.6 million at August 2, 2008, February 2, 2008 and August 4, 2007. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.8 million for the second quarter of each of Fiscal 2009 and Fiscal 2008 and $1.7 million and $1.5 million for the first six months of Fiscal 2009 and Fiscal 2008, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Condensed Consolidated Statements of Earnings. Effective February 4, 2007, gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million and less than $0.1 million for the second quarter of Fiscal 2009 and 2008, respectively, and $0.2 million and $0.1 million for the first six months of Fiscal 2009 and 2008, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $5.7 million, $7.5 million and $5.1 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.8 million and $7.7 million for the second quarter of Fiscal 2009 and 2008, respectively, and $16.6 million and $16.3 million for the first six months of Fiscal 2009 and 2008, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.6 million, $1.4 million and $1.3 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.6 million and $0.5 million for the second quarter of Fiscal 2009 and 2008, respectively, and $1.2 million and $1.3 million for the first six months of Fiscal 2009 and 2008, respectively. During the first six months of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.1 million and $1.8 million for the second quarter of Fiscal 2009 and 2008, respectively, and $2.1 million and $2.4 million for the first six months of Fiscal 2009 and 2008, respectively. During the second quarter of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Earnings (Loss) Per Common Share
Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 9).
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 2, 2008 consisted of $16.7 million of cumulative pension liability adjustments, net of tax and a $0.2 million cumulative postretirement liability adjustment, net of tax, offset by cumulative net gains of $0.4 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.4 million.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its results of operations and financial position.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“the FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the FSP will have on its results of operations and financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Terminated Merger Agreement

The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake or 6,518,971 shares of Class A Common Stock of The Finish Line Inc. on June 13, 2008, to its common shareholders of record on May 30, 2008 as required by the settlement agreement. During the second quarter and six months of Fiscal 2009, the Company expensed $0.3 million and $7.6 million, respectively, in merger-related litigation costs. During the second quarter and six months of Fiscal 2008, the Company expensed $5.4 million and $5.5 million, respectively, in merger-related costs and litigation expenses. The total merger-related costs and litigation expenses for Fiscal 2008 of $27.6 million are tax deductible in Fiscal 2009 and will result in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 10.
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
The Company recorded a pretax charge to earnings of $3.3 million ($2.0 million net of tax) in the second quarter of Fiscal 2009. The charge included $2.4 million in retail store asset impairments, of which $1.8 million are Lids Kids stores that the Company will not be expanding further due to operating performance below expectations, $0.6 million for lease terminations and $0.3 million for other legal matters. The Company recorded a pretax charge to earnings of $5.5 million ($3.3 million net of tax) in the first six months of Fiscal 2009. The charge included $3.6 million in retail store asset impairments, $1.1 million in other legal matters and $0.8 million for lease terminations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued

The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2008. The charge included $0.4 million of charges for retail store asset impairments offset by a $0.2 million excise tax refund. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first six months of Fiscal 2008. The charge included $6.7 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund.
Discontinued Operations
For the three months ended August 2, 2008, the Company recorded an additional pretax charge to earnings of $8.8 million ($5.4 million net of tax) reflected in discontinued operations primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s.
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance February 3, 2007	$6,065
Additional provision Fiscal 2008	2,633
Charges and adjustments, net	(1,204)

Balance February 2, 2008	7,494
Additional provision Fiscal 2009	8,965
Charges and adjustments, net	(582)

Balance August 2, 2008*	15,877
Current provision for discontinued operations	14,271

Total Noncurrent Provision for Discontinued Operations	$1,606

*	Includes a $16.3 million environmental provision, including $14.1 million in current provision, for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	August 2,	February 2,
In thousands	2008	2008

Raw materials	$244	$204
Wholesale finished goods	36,010	31,081
Retail merchandise	291,732	269,263

Total Inventories	$327,986	$300,548

Note 5
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the expected payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at August 2, 2008 and February 2, 2008 was $3.0 million and $2.5 million, respectively. Forward exchange contracts have an average remaining term of approximately two months. The gain based on spot rates under these contracts at August 2, 2008 was $0.1 million and February 2, 2008 was $41,000. For each of the six months ended August 2, 2008 and August 4, 2007, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 2, 2008:

	Fair Value Measurements as of
	August 2, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts(1)	$59	$—	$59	$—

Total	$59	$—	$59	$—

(1)	Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets at each measurement date.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Accounting for Uncertainty in Income Taxes

The provision for income taxes resulted in an effective tax rate for continuing operations of 38.6% for the first six months ended August 2, 2008, compared with an effective tax rate of 59.6% for the first six months ended August 4, 2007. The decrease in the effective tax rate for the first six months of Fiscal 2009 was primarily attributable to non-deductible expenses incurred in Fiscal 2008 related to the merger agreement with the Finish Line that became deductible upon termination of the merger agreement in Fiscal 2009 offset by an income tax liability recorded as a result of the increase in value of the shares of common stock received in the settlement agreement. In addition, the FIN48 liability increased $7.1 million for the six months ended August 2, 2008 primarily related to the settlement agreement.
Note 8
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	August 2,	August 4,	August 2,	August 4,
In thousands	2008	2007	2008	2007

Service cost	$62	$62	$33	$57
Interest cost	1,574	1,612	41	52
Expected return on plan assets	(2,147)	(2,006)	-0-	-0-
Amortization:
Prior service cost	1	2	-0-	-0-
Losses	846	1,171	20	18

Net amortization	847	1,173	20	18

Net Periodic Benefit Cost	$336	$841	$94	$127

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
In thousands	2008	2007	2008	2007

Service cost	$125	$125	$66	$114
Interest cost	3,169	3,227	82	104
Expected return on plan assets	(4,275)	(4,012)	-0-	-0-
Amortization:
Prior service cost	3	4	-0-	-0-
Losses	1,669	2,076	40	36

Net amortization	1,672	2,080	40	36

Net Periodic Benefit Cost	$691	$1,420	$188	$254

While there was no cash requirement for the Plan in 2008, the Company made a $4.0 million contribution to the Plan in March 2008.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Earnings (Loss) Per Share

	For the Three Months Ended			For the Three Months Ended
	August 2, 2008			August 4, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(4,929)			$(2,940)

Less: Preferred stock dividends	(50)			(54)

Basic EPS
Loss available to common shareholders	(4,979)	18,513	$(.27)	(2,994)	22,415	$(.13)

Effect of Dilutive Securities
Options		-0-			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	-0-	-0-		-0-	-0-
Employees’ preferred stock		-0-			-0-

Diluted EPS
Loss available to common shareholders plus assumed conversions	$(4,979)	18,513	$(.27)	$(2,994)	22,415	$(.13)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,989, 25,949 and 5,423, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Earnings (Loss) Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 2, 2008			August 4, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) from continuing operations	$124,963			$(737)

Less: Preferred stock dividends	(99)			(118)

Basic EPS
Income (loss) available to common shareholders	124,864	19,782	$6.31	(855)	22,403	$(.04)

Effect of Dilutive Securities
Options		316			-0-
Convertible preferred stock(1)	76	59		-0-	-0-
4 1/8% Convertible Subordinated Debentures	1,229	4,298		-0-	-0-
Employees’ preferred stock(2)		53			-0-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$126,169	24,508	$5.15	$(855)	22,403	$(.04)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the six months ended August 2, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the six months of Fiscal 2009. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the six months ended August 4, 2007. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,989, 25,949 and 5,423, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The Company did not repurchase any shares during Fiscal 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 10). The Company repurchased 4.0 million shares at a cost of $90.9 million during the six months ended August 2, 2008.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remediate measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has concluded the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million. On April 10, 2008, the EPA sent special notice letters under Section 122(e) of the Comprehensive Environmental Response, Compensation and Liability Act to the Company and the property owner, inviting the recipients to make good faith offers to finance or conduct remediation pursuant to the Record of Decision. The Company has responded to the special notice letter with an offer to implement the remedial action required by the Record of Decision (at a cost estimated by EPA of $4.5 million) and to pay a lump sum of $4.1 million in satisfaction of any obligations for future operating, maintenance and monitoring costs. The Company provided for the estimated costs of its offer in the second quarter of Fiscal 2009. EPA has not accepted the Company’s offer and there can be no assurance that future negotiations with or administrative action by EPA or future changes in cost estimates will not involve costs in addition to those the Company has provided for.
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
Notes to Consolidated Financial Statements
Note 10
Legal Proceedings, Continued

In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements and Consent Decrees with EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.0 million to $4.5 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $16.3 million as of August 2, 2008, $7.8 million as of February 2, 2008 and $7.7 million as of August 4, 2007. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
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
Note 10
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
On March 3, 2008, the Company, The Finish Line, and UBS entered into a definitive agreement for the termination of the merger agreement with The Finish Line and the settlement of all related litigation among The Finish Line and the Company and UBS, including the Tennessee Action and the New York Action. In the settlement agreement, the parties agreed that: (1) the merger agreement between the Company and The Finish Line would be terminated; (2) the financing commitment from UBS to The Finish Line would be terminated; (3) UBS and The Finish Line would pay to the Company an aggregate of $175 million in cash; (4) The Finish Line would transfer to the Company a number of Class A shares of The Finish Line common stock equal to 12.0% of the total post-issuance outstanding shares of The Finish Line common stock which the Company would use its best efforts to distribute to its common shareholders as soon as practicable after the shares’ registration and listing on NASDAQ; (5) the Company and The Finish Line would be subject to a mutual standstill agreement; and (6) the parties would execute customary mutual releases. Stipulations of Dismissal were filed by all parties to both the New York Action and the Tennessee Action, and both Actions were dismissed. The Company distributed the shares of The Finish Line common stock received in the settlement to the Company’s shareholders during the second quarter of Fiscal 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
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
In re Genesco Inc. Securities Litigation
On December 5, 2007, a class action complaint styled Roeglin v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and four of its officers in the U.S. District Court for the Middle District of Tennessee. The complaint alleges that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It seeks unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations and intends to defend these claims vigorously.
On December 13, 2007, a second class action complaint styled Koshti v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and three of its officers in the U.S. District Court for the Middle District of Tennessee. The Complaint alleges that the defendants violated federal securities laws by failing to disclose material adverse facts about the Company’s financial well being and prospects during the class period. The complaint seeks unspecified damages and interest, costs and attorneys’ fees and other relief. On January 22, 2008, the U.S. District Court entered a stipulation and Order consolidating the Koshti case with the Roeglin case.
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
On April 8, 2008, a putative class action was filed against the Company in the Superior Court of California, San Diego County, alleging violations of the Song-Beverly Credit Card Act of 1971, California Civil Code §1747.08, related to requests that customers in the Company’s California Johnston & Murphy retail stores voluntarily provide the Company with their e-mail addresses. The Company has filed an Answer to the complaint consisting of a general denial of its allegations and asserting a number of affirmative defenses and is presently unable to predict whether or to what extent it may have liability in the case. The Company has reached an agreement in principle to settle the action pursuant to which the Company would issue to each plaintiff class member a discount coupon good for 25% off up to a $200 purchase from a Johnston & Murphy store in a single transaction, exchangeable at the class member’s option for a $25 gift card. The Company also agreed to pay attorney’s fees and costs and additional consideration to the named plaintiff totaling approximately $200,000.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Legal Proceedings, Continued

On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company has removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. The Company is preparing to conduct oral and written discovery and to defend itself against the remaining claims in the case.
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

Three Months Ended		Underground		Johnston
August 2, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$160,960	$23,597	$102,169	$44,014	$22,190	$253	$353,183
Intercompany sales	-0-	-0-	-0-	-0-	(45)	-0-	(45)

Net sales to external customers	$160,960	$23,597	$102,169	$44,014	$22,145	$253	$353,138

Segment operating income (loss)	$2,388	$(3,038)	$11,454	$2,994	$2,091	$(7,985)	$7,904
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(3,261)	(3,261)

Earnings (loss) from operations	2,388	(3,038)	11,454	2,994	2,091	(11,246)	4,643
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,138)	(2,138)
Interest income	-0-	-0-	-0-	-0-	-0-	24	24

Earnings (loss) before income taxes from continuing operations	$2,388	$(3,038)	$11,454	$2,994	$2,091	$(13,360)	$2,529

Total assets	$275,596	$43,018	$306,757	$75,655	$28,261	$108,932	$838,219
Depreciation	5,282	852	3,442	839	14	1,190	11,619
Capital expenditures	6,169	79	3,583	1,808	4	1,011	12,654

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
August 4, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$148,091	$24,520	$90,460	$45,657	$19,117	$190	$328,035
Intercompany sales	-0-	-0-	-0-	-0-	(58)	-0-	(58)

Net sales to external customers	$148,091	$24,520	$90,460	$45,657	$19,059	$190	$327,977

Segment operating income (loss)	$983	$(4,893)	$7,418	$3,612	$2,148	$(11,708)	$(2,440)
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(158)	(158)

Earnings (loss) from operations	983	(4,893)	7,418	3,612	2,148	(11,866)	(2,598)
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,059)	(3,059)
Interest income	-0-	-0-	-0-	-0-	-0-	59	59

Earnings (loss) before income taxes from continuing operations	$983	$(4,893)	$7,418	$3,612	$2,148	$(14,866)	$(5,598)

Total assets	$272,309	$51,884	$308,075	$74,481	$27,561	$120,259	$854,569
Depreciation	4,585	933	3,193	815	20	1,389	10,935
Capital expenditures	10,257	326	8,561	2,382	34	825	22,385

Six Months Ended		Underground		Johnston
August 2, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$329,722	$52,601	$189,906	$90,585	$46,922	$366	$710,102
Intercompany sales	-0-	-0-	-0-	-0-	(29)	-0-	(29)

Net sales to external customers	$329,722	$52,601	$189,906	$90,585	$46,893	$366	$710,073

Segment operating income (loss)	$7,686	$(4,019)	$15,179	$6,677	$5,646	$(21,916)	$9,253
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(5,498)	(5,498)

Earnings (loss) from operations	7,686	(4,019)	15,179	6,677	5,646	176,661	207,830
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,596)	(4,596)
Interest income	-0-	-0-	-0-	-0-	-0-	279	279

Earnings (loss) before income taxes from continuing operations	$7,686	$(4,019)	$15,179	$6,677	$5,646	$172,344	$203,513

Total assets	$275,596	$43,018	$306,757	$75,655	$28,261	$108,932	$838,219
Depreciation	10,396	1,713	6,959	1,633	31	2,547	23,279
Capital expenditures	14,481	218	8,711	4,536	24	1,651	29,621

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Six Months Ended		Underground		Johnston
August 4, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$304,012	$54,330	$169,304	$91,951	$42,848	$443	$662,888
Intercompany sales	-0-	-0-	-0-	-0-	(260)	-0-	(260)

Net sales to external customers	$304,012	$54,330	$169,304	$91,951	$42,588	$443	$662,628

Segment operating income (loss)	$11,800	$(7,061)	$10,070	$8,082	$5,174	$(17,734)	$10,331
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(6,753)	(6,753)

Earnings (loss) from operations	11,800	(7,061)	10,070	8,082	5,174	(24,487)	3,578
Interest expense	-0-	-0-	-0-	-0-	-0-	(5,481)	(5,481)
Interest income	-0-	-0-	-0-	-0-	-0-	79	79

Earnings (loss) before income taxes from continuing operations	$11,800	$(7,061)	$10,070	$8,082	$5,174	$(29,889)	$(1,824)

Total assets	$272,309	$51,884	$308,075	$74,481	$27,561	$120,259	$854,569
Depreciation	8,997	2,075	6,250	1,596	40	2,843	21,801
Capital expenditures	21,596	970	15,384	3,938	60	1,179	43,127

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Adjustments to financial information reported, including the income tax liability related to the Finish Line shares.

•	Continuing weakness in the consumer economy.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in the timing of holidays, or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	Disruptions in business caused by hurricane activity or other adverse weather conditions.

•	Changes in buying patterns by significant wholesale customers, and deterioration in the financial condition of wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Further unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing, distribution and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its previously announced store closing plans on schedule and at expected expense levels.

•	Unexpected changes to the market for the Company’s shares and the impact of any future stock repurchases.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the outcome of negotiations with the Environmental Protection Agency disclosed in Note 10 to the Condensed Consolidated Financial Statements and including but not limited to the other matters discussed in Note 10.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,202 retail footwear and headwear stores throughout the United States and Puerto Rico including 40 headwear stores in Canada as of August 2, 2008. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
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
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,900 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,400 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,775 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, including 49 Underground Station Group stores, due to the deterioration in the urban market. As of August 2, 2008, the Company had closed 28 of the 49 Underground Station Group stores.
The Hat World Group stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. Hat World also operates Lids Kids, offering licensed and branded headwear, apparel and accessories to children up to 10 years old. The Lids Kids stores have not performed up to expectations. As a result, the Company will not be expanding this store concept further. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet stores throughout the United States, Puerto Rico and in Canada.
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,425 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores located in factory outlet malls and through a direct-to-consumer catalog and e-commerce operation. These stores average approximately 2,350 square feet.
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
Summary of Operating Results
The Company’s net sales increased 7.7% during the second quarter of Fiscal 2009 compared to the second quarter of Fiscal 2008. The increase was driven primarily by a 13% increase in Hat World Group sales, a 9% increase in Journeys Group sales and a 16% increase in Licensed Brands sales, offset by a 4% decrease in Underground Station Group sales and a 4% decrease in Johnston & Murphy Group sales. Gross margin increased as a percentage of net sales during the second quarter of Fiscal 2009, primarily due to margin increases in the Journeys Group, Underground Station Group, Hat World Group and Johnston & Murphy Group. Selling and administrative expenses decreased as a percentage of net sales during the second quarter of Fiscal 2009, reflecting decreases as a percentage of net sales in the Underground Station Group and Hat World Group, offset by increases as a percentage of net sales in the Journeys Group, Johnston & Murphy Group and Licensed Brands. Last year’s selling and administrative expenses included $5.4 million of merger-related expenses compared to $0.3 million this year. Earnings from operations increased as a percentage of net sales during the second quarter of Fiscal 2009, primarily due to an increase in earnings from operations in the Journeys Group and Hat World Group as well as a smaller loss in the Underground Station Group, offset by decreased earnings from operations in the Johnston & Murphy Group and Licensed Brands.
The net loss for the second quarter ended August 2, 2008 included a $5.4 million ($0.29 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. The net loss for the second quarter ended August 4, 2007 included a $1.2 million ($0.06 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 295% in the second quarter this year compared to 47.5% in the same period last year. The variance in the effective tax rate for the second quarter this year compared to the second quarter last year is primarily attributable to the income tax liability as a result of the increase in value of shares of common stock of The Finish Line, Inc., received in the settlement of litigation with The Finish Line, Inc. See “Significant Developments — — Termination of Merger Agreement,” below. Because of the differences between U.S. Generally Accepted Accounting Principles and the tax law in their respective treatment of this appreciation, the Company recorded a tax liability on the appreciation, which could not be recognized as income for accounting purposes.
Significant Developments
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake or 6,518,971 shares of Class A Common Stock of The Finish Line Inc. on June 13, 2008, to its common shareholders of record on May 30, 2008 as required by the settlement agreement. During the second quarter and six months of Fiscal 2009, the Company expensed $0.3 million and $7.6 million, respectively, in merger-related litigation costs. During the second quarter and six months of Fiscal 2008, the Company expensed $5.4 million and $5.5 million, respectively, in merger-related costs and litigation expenses. The total merger-related costs and litigation expenses for Fiscal 2008 of $27.6 million are tax deductible in Fiscal 2009 and will result in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 10.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $3.3 million ($2.0 million net of tax) in the second quarter of Fiscal 2009. The charge included $2.4 million in retail store asset impairments, of which $1.8 million are Lids Kids stores that the Company will not be expanding further due to operating performance below expectations, $0.6 million for lease terminations and $0.3 million for other legal matters. The Company recorded a pretax charge to earnings of $5.5 million ($3.3 million net of tax) in the first six months of Fiscal 2009. The charge included $3.6 million in retail store asset impairments, $1.1 million in other legal matters and $0.8 million for lease terminations.
The Company recorded a pretax charge to earnings of $0.2 million ($0.1 million net of tax) in the second quarter of Fiscal 2008. The charge included $0.4 million of charges for retail store asset impairments offset by a $0.2 million excise tax refund. The Company recorded a pretax charge to earnings of $6.8 million ($4.1 million net of tax) in the first six months of Fiscal 2008. The charge included $6.7 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.2 million excise tax refund.
Share Repurchase Program
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 10). The Company repurchased 4.0 million shares at a cost of $90.9 million during the six months ended August 2, 2008.
Discontinued Operations
For the three months ended August 2, 2008, the Company recorded an additional pretax charge to earnings of $8.8 million ($5.4 million net of tax) reflected in discontinued operations primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s.
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
Results of Operations — Second Quarter Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales in the second quarter ended August 2, 2008 increased 7.7% to $353.1 million from $328.0 million in the second quarter ended August 4, 2007. Gross margin increased 10.8% to $181.3 million in the second quarter this year from $163.6 million in the same period last year and increased as a percentage of net sales from 49.9% to 51.3%. Selling and administrative expenses in the second quarter this year increased 4.4% from the second quarter last year but decreased as a percentage of net sales from 50.6% to 49.1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the second quarter ended August 2, 2008 were $2.5 million compared to a loss of $(5.6) million for the second quarter ended August 4, 2007. Pretax earnings for the second quarter ended August 2, 2008 included restructuring and other charges of $3.3 million ($2.0 million net of tax) primarily for retail store asset impairments, lease terminations and other legal matters. Pretax Earnings for the second quarter of Fiscal 2009 also included $0.3 million in merger-related expenses. The pretax loss for the second quarter ended August 4, 2007 included restructuring and other charges of $0.2 million ($0.1 million net of tax) primarily for retail store asset impairments offset by an excise tax refund. The pretax loss for the second quarter of Fiscal 2008 also included $5.4 million in merger-related expenses.
The net loss for the second quarter ended August 2, 2008 was $(10.3) million ($0.56 diluted loss per share) compared to $(4.2) million ($0.19 diluted loss per share) for the second quarter ended August 4, 2007. The net loss for the second quarter ended August 2, 2008 included a $5.4 million ($0.29 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. The net loss for the second quarter ended August 4, 2007 included a $1.2 million ($0.06 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 295% in the second quarter this year compared to 47.5% in the same period last year. The variance in the effective tax rate for the second quarter this year compared to the second quarter last year is primarily attributable to the income tax liability as a result of the increase in value of shares of common stock of The Finish Line, Inc., received in the settlement of litigation with The Finish Line, Inc. See “Significant Developments - — Termination of Merger Agreement,” above. Because of the differences between U.S. Generally Accepted Accounting Principles and the tax law in their respective treatment of this appreciation, the Company recorded a tax liability on the appreciation, which could not be recognized as income for accounting purposes.
Journeys Group

	Three Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$160,960	$148,091	8.7%
Earnings from operations	$2,388	$983	142.9%
Operating margin	1.5%	0.7%
Net sales from Journeys Group increased 8.7% for the second quarter ended August 2, 2008 compared to the same period last year. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 2% increase in comparable store sales. The increase in comparable store sales was primarily due to a 2% increase in average price per pair of shoes, reflecting decreased markdowns and changes in product mix, and a 1% increase in footwear unit comparable sales. Unit sales increased 9% during the same period. Journeys Group operated 993 stores at the end of the second quarter of Fiscal 2009, including 128 Journeys Kidz stores and 52 Shi by Journeys stores, compared to 909 stores at the end of the second quarter last year, including 91 Journeys Kidz stores and 29 Shi by Journeys stores.

Journeys Group earnings from operations for the second quarter ended August 2, 2008 increased 142.9% to $2.4 million compared to $1.0 million for the second quarter ended August 4, 2007. The increase was due to increased net sales and to increased gross margin as a percentage of net sales, reflecting decreased markdowns and changes in product mix, partially offset by increased expenses as a percentage of net sales, reflecting increased rent from new stores and lease renewals and increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products.
Underground Station Group

	Three Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$23,597	$24,520	(3.8)%
Loss from operations	$(3,038)	$(4,893)	37.9%
Operating margin	(12.9)%	(20.0)%
Net sales from the Underground Station Group decreased 3.8% to $23.6 million for the second quarter ended August 2, 2008 from $24.5 million for the same period last year. The decrease reflects a 15% decrease in average Underground Station stores operated related to the Company’s strategy of closing Jarman stores and the store closing program announced in May 2007 to close or convert up to 49 Underground Station Group stores, offset by a 9% increase in comparable store sales. The increase in comparable store sales reflects an increase of 13% in footwear unit comparable sales, offset by a 1% decline in the average price per pair of shoes, reflecting changes in product mix to more women’s and children’s products. Unit sales decreased 1% during the same period. Underground Station Group operated 185 stores at the end of the second quarter of Fiscal 2009, including 171 Underground Station stores, compared to 219 stores at the end of the second quarter last year, including 193 Underground Station stores.
Underground Station Group’s loss from operations for the second quarter ended August 2, 2008 improved to $(3.0) million from $(4.9) million in the second quarter ended August 4, 2007. The improvement was due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and changes in product mix, and to decreased expenses as a percentage of net sales from store closings and leverage in store-related expenses due to positive comparable store sales.
Hat World Group

	Three Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$102,169	$90,460	12.9%
Earnings from operations	$11,454	$7,418	54.4%
Operating margin	11.2%	8.2%
Net sales from Hat World Group increased 12.9% for the second quarter ended August 2, 2008 compared to the same period last year, reflecting primarily a 7% increase in comparable store sales and a 6% increase in average stores operated. The comparable store sales increase reflected positive comparable store sales in both urban and non-urban markets and strength in fashion-

oriented Major League Baseball products and branded action headwear. Hat World Group operated 869 stores at the end of the second quarter of Fiscal 2009, including 40 stores in Canada and 15 Lids Kids stores, compared to 829 stores at the end of the second quarter last year, including 28 stores in Canada and 10 Lids Kids stores.
Hat World Group earnings from operations for the second quarter ended August 2, 2008 increased 54.4% to $11.5 million compared to $7.4 million for the second quarter ended August 4, 2007. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting fewer off-priced sales and a decrease in expenses as a percentage of net sales from leverage in store-related expenses due to positive comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$44,014	$45,657	(3.6)%
Earnings from operations	$2,994	$3,612	(17.1)%
Operating margin	6.8%	7.9%
Johnston & Murphy Group net sales decreased 3.6% to $44.0 million for the second quarter ended August 2, 2008 from $45.7 million for the second quarter ended August 4, 2007, reflecting primarily a 4% decrease in comparable store sales and a 9% decrease in Johnston & Murphy wholesales sales, offset by a 1% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business were down 14% in the second quarter of Fiscal 2009 while the average price per pair of shoes increased 5% for the same period. Retail operations accounted for 75.7% of Johnston & Murphy Group segment sales in the second quarter this year, up from 74.2% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 2% (1% increase in the Johnston & Murphy shops) in the second quarter this year, primarily due to changes in product mix, and footwear unit comparable sales decreased 5% during the same period. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2009 included 155 Johnston & Murphy shops and factory stores compared to 154 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2008.
Johnston & Murphy Group earnings from operations for the second quarter ended August 2, 2008 decreased 17.1% to $3.0 million compared to $3.6 million for the same period last year, primarily due to decreased net sales and increased expenses as a percentage of net sales reflecting increased advertising expenses and negative leverage from the decrease in comparable store sales.

Licensed Brands

	Three Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$22,145	$19,059	16.2%
Earnings from operations	$2,091	$2,148	(2.7)%
Operating margin	9.4%	11.3%
Licensed Brands’ net sales increased 16.2% to $22.1 million for the second quarter ended August 2, 2008, from $19.1 million for the second quarter ended August 4, 2007. The sales increase reflects a 10% increase in sales of Dockers Footwear and incremental sales from a new line of footwear that the Company is sourcing under a different brand exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 10% for the second quarter this year while the average price per pair of shoes was flat compared to the same period last year.
Licensed Brands’ earnings from operations for the second quarter ended August 2, 2008 decreased 2.7% from the second quarter ended August 4, 2007, primarily due to increased expenses as a percentage of net sales reflecting additional bad debt expense as a result of recent bankruptcy filings by several retailers and decreased gross margin as a percentage of net sales reflecting changes in sales mix and increased product costs.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the second quarter ended August 2, 2008 were $11.2 million compared to $11.9 million for the second quarter ended August 4, 2007. Corporate expenses in the second quarter this year included $3.3 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters and $0.3 million in merger-related litigation costs. Last year’s second quarter included $5.4 million in merger-related expenses and litigation costs and $0.2 million in restructuring and other charges, primarily for retail store asset impairments offset by an excise tax refund.
Interest expense decreased 30.1% from $3.1 million in the second quarter ended August 4, 2007 to $2.1 million for the second quarter ended August 2, 2008, due to the cash received from the merger-related litigation settlement and improved operating cash flow which decreased average revolver borrowings from $61.1 million for the second quarter ended August 4, 2007 to $5.4 million for the second quarter this year. Interest income decreased to $24,000 for the second quarter ended August 2, 2008 from $59,000 for the same period last year.
Results of Operations — Six Months Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales in the six months ended August 2, 2008 increased 7.2% to $710.1 million from $662.6 million in the six months ended August 4, 2007. Gross margin increased 8.1% to $362.7 million in the first six months of this year from $335.5 million in the same period last year and increased as a percentage of net sales from 50.6% to 51.1%. Selling and administrative expenses in the first six months this year increased 8.7% from the first six months last year and increased as a percentage of net sales from 49.1% to 49.8%. The first six months of this year includes $7.6 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line, while the first six months of last year included $5.5 million of merger-related expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the six months ended August 2, 2008 were $203.5 million compared to a loss of $(1.8) million for the six months ended August 4, 2007. Pretax earnings for the six months ended August 2, 2008 included a gain of $204.1 million ($125.3 million net of tax) from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $5.5 million ($3.4 million net of tax) primarily for retail store asset impairments, other legal matters and lease terminations. Pretax earnings for the six months ended August 4, 2007 included restructuring and other charges of $6.8 million ($4.1 million net of tax) primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group.
Net earnings for the six months ended August 2, 2008 were $119.5 million ($4.93 diluted earnings per share) compared to a loss of $(2.0) million ($0.09 diluted loss per share) for the six months ended August 4, 2007. Net earnings for the six months ended August 2, 2008 included a $5.5 million ($0.22 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. The net loss for the six months ended August 4, 2007 included a $1.2 million ($0.05 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 38.6% in the first six months this year compared to 59.6% in the same period last year. The variance in the effective tax rate for the first six months this year compared to the first six months last year is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement offset by an income tax liability recorded as a result of the increase in value of the shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding recording of income in the financial statements. Last year’s effective tax rate reflected the then non-deductibility of the merger-related expenses.
Journeys Group

	Six Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$329,722	$304,012	8.5%
Earnings from operations	$7,686	$11,800	(34.9)%
Operating margin	2.3%	3.9%
Net sales from Journeys Group increased 8.5% for the first six months ended August 2, 2008 compared to the same period last year. The increase reflects primarily an 11% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the six months divided by seven) and a 1% increase in comparable store sales. The increase in comparable store sales was primarily due to a 3% increase in footwear unit comparable sales offset by a 1% decrease in average price per pair of shoes, reflecting increased markdowns and changes in product mix. Unit sales increased 11% during the same period.

Journeys Group earnings from operations for the six months ended August 2, 2008 decreased 34.9% to $7.7 million compared to $11.8 million for the six months ended August 4, 2007. The decrease was due to increased expenses as a percentage of net sales, reflecting increased rent from new stores and lease renewals and increased rent expense as a result of relocating from smaller sized, volume constrained locations to bigger stores in order to offer a broader selection of products.
Underground Station Group

	Six Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$52,601	$54,330	(3.2)%
Loss from operations	$(4,019)	$(7,061)	43.1%
Operating margin	(7.6)%	(13.0)%
Net sales from the Underground Station Group decreased 3.2% to $52.6 million for the six months ended August 2, 2008 from $54.3 million for the same period last year. The decrease reflects a 14% decrease in average Underground Station stores operated related to the Company’s strategy of closing Jarman stores and the store closing program announced in May 2007 to close or convert up to 49 Underground Station Group stores, offset by a 9% increase in comparable store sales. The increase in comparable store sales reflects an increase of 13% in footwear unit comparable sales, offset by a 2% decline in the average price per pair of shoes, reflecting changes in product mix to more women’s and children’s products and increased markdowns. Unit sales decreased 1% during the same period.
Underground Station Group loss from operations for the first six months ended August 2, 2008 improved to $(4.0) million from $(7.1) million in the first six months ended August 4, 2007. The improvement was due to decreased expenses as a percentage of net sales from store closings and leverage in store-related expenses due to positive comparable store sales and to increased gross margin as a percentage of net sales, reflecting changes in product mix and lower markdowns.
Hat World Group

	Six Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$189,906	$169,304	12.2%
Earnings from operations	$15,179	$10,070	50.7%
Operating margin	8.0%	5.9%
Net sales from Hat World Group increased 12.2% for the six months ended August 2, 2008 compared to the same period last year, reflecting primarily a 7% increase in average stores operated and a 5% increase in comparable store sales. The comparable store sales increase reflected positive comparable store sales in both urban and non-urban markets and strength in fashion-oriented Major League Baseball products and branded action headwear.

Hat World Group earnings from operations for the six months ended August 2, 2008 increased 50.7% to $15.2 million compared to $10.1 million for the six months ended August 4, 2007. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting fewer off-priced sales and shipping and warehouse costs and to a decrease in expenses as a percentage of net sales from leverage in store-related expenses due to positive comparable store sales.
Johnston & Murphy Group

	Six Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$90,585	$91,951	(1.5)%
Earnings from operations	$6,677	$8,082	(17.4)%
Operating margin	7.4%	8.8%
Johnston & Murphy Group net sales decreased 1.5% to $90.6 million for the six months ended August 2, 2008 from $92.0 million for the six months ended August 4, 2007, reflecting primarily a 3% decrease in comparable store sales and a 2% decrease in Johnston & Murphy wholesale sales, offset by a 3% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 6% in the first six months of Fiscal 2009 while the average price per pair of shoes increased 4% for the same period. Retail operations accounted for 73.2% of Johnston & Murphy Group segment sales in the first six months this year, up from 73.0% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 1% (increased 2% in the Johnston & Murphy shops) in the first six months this year, primarily due to changes in product mix, while footwear unit comparable sales decreased 6% during the same period.
Johnston & Murphy Group earnings from operations for the six months ended August 2, 2008 decreased 17.4% to $6.7 million compared to $8.1 million for the same period last year, primarily due to decreased net sales and to increased expenses as a percentage of net sales, reflecting increased advertising expenses and negative leverage from the decrease in comparable store sales.
Licensed Brands

	Six Months Ended
	August 2,	August 4,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$46,893	$42,588	10.1%
Earnings from operations	$5,646	$5,174	9.1%
Operating margin	12.0%	12.1%
Licensed Brands’ net sales increased 10.1% to $46.9 million for the six months ended August 2, 2008, from $42.6 million for the six months ended August 4, 2007. The sales increase reflects a 6% increase in sales of Dockers Footwear and incremental sales from a new line of footwear that the Company is sourcing under a different brand exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 6% for the first six months this year while the average price per pair of shoes decreased 1% compared to the same period last year.

Licensed Brands’ earnings from operations for the six months ended August 2, 2008 increased 9.1% from $5.2 million for the six months ended August 4, 2007 to $5.6 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other for the six months ended August 2, 2008 was income of $176.7 million compared to an expense of $24.5 million for the six months ended August 4, 2007. The corporate income in the first six months this year included a $204.1 million gain from the settlement of merger-related litigation offset by $5.5 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations and $7.6 million in merger-related litigation costs. Last year’ six months ended August 4, 2007 included $6.8 million in restructuring and other charges, primarily for retail store asset impairments, and $5.5 million in merger-related expenses.
Interest expense decreased 16.1% from $5.5 million in the six months ended August 4, 2007 to $4.6 million for the six months ended August 2, 2008, due to the cash received from the merger-related litigation settlement and improved operating cash flow which decreased average revolver borrowings from $39.3 million for the six months ended August 4, 2007 to $17.6 million for the first six months this year. Interest income increased $0.2 million for the six months ended August 2, 2008 due to the increase in average short-term investments as a result of the proceeds from the settlement of merger-related litigation.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 2,	February 2,	August 4,
	2008	2008	2007
	(dollars in millions)
Cash and cash equivalents	$24.3	$17.7	$22.1
Working capital	$196.7	$238.1	$270.4
Long-term debt	$106.2	$155.2	$188.2
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $177.2 million in the first six months of Fiscal 2009 compared to cash used in operations of $21.3 million in the first six months of Fiscal 2008. The $198.5 million increase in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds of the merger-related litigation settlement and changes in inventory, other accrued liabilities, prepaids and other current assets and other assets and liabilities of $59.1 million, $21.2 million, $20.4 million and $7.7 million, respectively, offset by a decrease in cash flow from changes in accounts payable of $4.5 million. The $59.1 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth. The $21.2 million increase in cash flow from other accrued liabilities was due to increased accrued income taxes as a result of the $204.1 million gain from the merger-related litigation settlement offset by a $28.2 million increase in income taxes paid in the first six months this year compared to the first six months last year. The $20.4 million increase in cash flow from prepaids and other current assets reflects the Company not being in a prepaid income tax position this year due to the merger-related settlement gain. The $7.7 million increase in cash flow from other assets and liabilities reflects a $7.1 million increase in FIN48 liabilities primarily related to the settlement agreement. The $4.5 million decrease in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors.
The $27.4 million increase in inventories at August 2, 2008 from February 2, 2008 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 27 stores in the first six months this year.
Accounts receivable at August 2, 2008 decreased $0.4 million compared to February 2, 2008.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended
	August 2,	August 4,
	2008	2007
	(in thousands)
Accounts payable	$59,596	$64,137
Accrued liabilities	6,953	(14,239)

	$66,549	$49,898

The fluctuations in cash provided due to changes in accounts payable for the first six months this year from the first six months last year are due to changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to increased accrued income taxes as a result of the gain from the settlement of merger-related litigation offset by a $28.2 million increase in income taxes paid in the first six months this year.
Revolving credit borrowings decreased to an average of $17.6 million during the six months ended August 2, 2008 from an average of $39.3 million during the six months ended August 4, 2007. The reduction in average borrowings was due to cash received in the first quarter of Fiscal 2009 from the merger-related litigation settlement. The Company funded its seasonal working capital requirements and its capital expenditures in the first six months ended August 2, 2008 from the cash proceeds of the settlement of merger-related litigation.
The Company’s contractual obligations over the next five years have increased from February 2, 2008. Purchase obligations increased to $306 million from $204 million due to seasonal increases in purchases of retail inventory and new store openings, offset by a reduction in long-term debt. Long-term debt decreased to $106.2 million from $155.2 million as a result of using some of the proceeds received from the settlement of merger-related litigation to pay off revolver borrowings of $49.0 million.

Capital Expenditures
Total capital expenditures in Fiscal 2009 are expected to be approximately $60.9 million. These include expected retail capital expenditures of $54.2 million to open approximately 28 Journeys stores, 30 Journeys Kidz stores, 13 Shi by Journeys stores, 10 Johnston & Murphy shops and factory stores and 43 Hat World stores including 16 stores in Canada and to complete 155 major store renovations. The amount of capital expenditures in Fiscal 2009 for other purposes is expected to be approximately $6.7 million, including approximately $2.6 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company plans to borrow under its revolving credit facility to support seasonal working capital requirements during Fiscal 2009. The approximately $14.3 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the revolving credit facility during Fiscal 2009.
There were $12.5 million of letters of credit and $20.0 million in revolver borrowings outstanding under the revolving credit facility at August 2, 2008. Net availability under the facility was $167.5 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $167.5 million at August 2, 2008. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at August 2, 2008.
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
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the six months ended August 2, 2008.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $9.0 million and $2.1 million in the second quarter of

Fiscal 2009 and Fiscal 2008, respectively, and $9.2 million and $2.1 million for the first six months of Fiscal 2009 and Fiscal 2008, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 2, 2008. As a result, the Company considers the interest rate market risk implicit in these investments at August 2, 2008 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At August 2, 2008, the Company had $3.0 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at August 2, 2008 was $0.1 million based on current spot rates. As of August 2, 2008, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.3 million.
Accounts Receivable — The Company’s accounts receivable balance at August 2, 2008 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 11% and two other customers accounted for 10% each of the Company’s trade accounts receivable balance as of August 2, 2008 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of August 2, 2008. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at August 2, 2008, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2009 would not be material.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its results of operations and financial position.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“the FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the FSP will have on its results of operations and financial position.
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
Based on their evaluation as of August 2, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 18, 2008 shares representing a total of 23,316,733 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	elected eleven directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”

James S. Beard	19,700,753	219,223
Leonard L. Berry	19,700,444	219,532
William F. Blaufuss, Jr.	19,703,599	216,377
James W. Bradford	19,698,561	221,415
Robert V. Dale	19,696,726	223,250
Robert J. Dennis	19,660,041	259,935
Matthew C. Diamond	19,701,332	218,644
Marty G. Dickens	19,697,287	222,689
Ben T. Harris	19,655,017	264,959
Kathleen Mason	19,673,082	246,894
Hal N. Pennington	19,668,016	251,960
2)	ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending January 31, 2009 by a vote of 19,772,975 for and 142,767 against, with 4,234 abstentions and no broker non-votes.

Item 6. Exhibits
Exhibits
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: September 11, 2008