Form 10-Q
period 2008-11-01
GENESCO INC
filed 2008-12-09
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended November 1, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

Common Shares Outstanding November 28, 2008 – 19,245,943

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	November 1,	February 2,	November 3,
Assets	2008	2008	2007

Current Assets
Cash and cash equivalents	$16,000	$17,703	$17,980
Accounts receivable, net of allowances of $2,888 at November 1, 2008, $1,767 at February 2, 2008 and $2,418 at November 3, 2007	30,727	24,275	29,213
Inventories	379,614	300,548	395,965
Deferred income taxes	17,896	18,702	12,837
Prepaids and other current assets	24,735	22,439	39,879

Total current assets	468,972	383,667	495,874

Property and equipment:
Land	4,863	4,861	4,861
Buildings and building equipment	17,801	17,165	16,509
Computer hardware, software and equipment	78,497	76,700	74,668
Furniture and fixtures	97,917	93,703	90,314
Construction in progress	9,114	9,120	23,511
Improvements to leased property	276,034	263,184	250,800

Property and equipment, at cost	484,226	464,733	460,663
Accumulated depreciation	(238,862)	(217,492)	(210,643)

Property and equipment, net	245,364	247,241	250,020

Deferred income taxes	9,285	2,641	-0-
Goodwill	107,632	107,618	107,618
Trademarks	51,584	51,403	51,420
Other intangibles, net of accumulated amortization of $7,991 at November 1, 2008, $7,426 at February 2, 2008 and $7,140 at November 3, 2007	916	1,486	1,772
Other noncurrent assets	8,108	10,500	10,714

Total Assets	$891,861	$804,556	$917,418

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	November 1,	February 2,	November 3,
Liabilities and Shareholders’ Equity	2008	2008	2007

Current Liabilities
Accounts payable	$153,043	$75,302	$138,844
Accrued income taxes	8,230	4,725	-0-
Accrued employee compensation	17,050	13,715	13,528
Accrued other taxes	12,627	10,576	10,486
Other accrued liabilities	29,388	35,470	32,681
Provision for discontinued operations	10,007	5,786	5,373

Total current liabilities	230,345	145,574	200,912

Long-term debt	135,920	155,220	215,220
Pension liability	3,690	6,572	12,656
Deferred rent and other long-term liabilities	80,397	74,067	75,356
Provision for discontinued operations	5,606	1,708	1,755

Total liabilities	455,958	383,141	505,899

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,209	5,338	5,361
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
November 1, 2008 – 19,734,483/19,246,019
February 2, 2008 – 23,284,741/22,796,277
November 3, 2007 – 23,284,029/22,795,565	19,734	23,285	23,284
Additional paid-in-capital	37,366	117,629	115,333
Retained earnings	408,754	309,030	305,833
Accumulated other comprehensive loss	(17,303)	(16,010)	(20,435)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	435,903	421,415	411,519

Total Liabilities and Shareholders’ Equity	$891,861	$804,556	$917,418

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net sales	$389,767	$372,496	$1,099,840	$1,035,124
Cost of sales	191,853	184,445	539,207	511,610
Selling and administrative expenses	179,365	174,194	532,831	499,326
Gain from settlement of merger-related litigation	-0-	-0-	(204,075)	-0-
Restructuring and other, net	2,284	56	7,782	6,809

Earnings from operations	16,265	13,801	224,095	17,379

Interest expense, net
Interest expense	2,509	3,544	7,105	9,025
Interest income	(29)	(40)	(308)	(119)

Total interest expense, net	2,480	3,504	6,797	8,906

Earnings before income taxes from continuing operations	13,785	10,297	217,298	8,473
Income tax provision	4,322	4,687	82,872	3,600

Earnings from continuing operations	9,463	5,610	134,426	4,873
Provision for discontinued operations, net	(25)	(10)	(5,479)	(1,235)

Net Earnings	$9,438	$5,600	$128,947	$3,638

Basic earnings per common share:
Continuing operations	$.51	$.25	$6.92	$.21
Discontinued operations	$(.01)	$.00	$(0.28)	$(.06)

Net earnings	$.50	$.25	$6.64	$.15

Diluted earnings per common share:
Continuing operations	$.43	$.23	$5.64	$.20
Discontinued operations	$.00	$.00	$(0.23)	$(.05)

Net earnings	$.43	$.23	$5.41	$.15

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,438	$5,600	$128,947	$3,638
Tax benefit of stock options exercised	(128)	4	(157)	(134)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	11,698	11,378	34,977	33,179
Receipt of Finish Line stock	-0-	-0-	(29,075)	-0-
Deferred income taxes	(6,433)	(167)	(5,697)	3,128
Provision for losses on accounts receivable	94	44	927	67
Impairment of long-lived assets	1,890	107	5,507	6,790
Share-based compensation and restricted stock	2,230	2,008	6,450	6,125
Provision for discontinued operations	45	17	9,010	2,028
Other	445	888	1,754	2,438
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(7,806)	(7,103)	(7,379)	(5,217)
Inventories	(51,628)	(48,391)	(79,066)	(134,928)
Prepaids and other current assets	(1,228)	1,882	(2,296)	(19,613)
Accounts payable	12,918	15,175	72,514	79,313
Other accrued liabilities	(10,250)	4,817	(3,297)	(9,422)
Other assets and liabilities	3,826	4,065	9,165	1,662

Net cash (used in) provided by operating activities	(34,889)	(9,676)	142,284	(30,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,772)	(25,719)	(40,393)	(68,846)
Acquisitions, net of cash acquired	-0-	-0-	-0-	(34)
Proceeds from assets sales	9	-0-	13	6

Net cash used in investing activities	(10,763)	(25,719)	(40,380)	(68,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(44)	(49)	(132)	(150)
Tax benefit of stock options exercised	128	(4)	157	134
Shares repurchased	-0-	-0-	(90,903)	-0-
Change in overdraft balances	6,319	3,942	5,227	(5,551)
Borrowings under revolving credit facility	91,400	84,000	184,400	271,000
Payments on revolving credit facility	(61,700)	(57,000)	(203,700)	(165,000)
Dividends paid on non-redeemable preferred stock	(49)	(49)	(148)	(167)
Options exercised	1,315	406	1,492	795

Net cash provided by (used in) financing activities	37,369	31,246	(103,607)	101,061

Net (Decrease) Increase in Cash and Cash Equivalents	(8,283)	(4,149)	(1,703)	1,241
Cash and cash equivalents at beginning of period	24,283	22,129	17,703	16,739

Cash and cash equivalents at end of period	$16,000	$17,980	$16,000	$17,980

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$985	$2,590	$5,388	7,021
Income taxes	20,869	1,317	75,365	27,657
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 3, 2007	$6,602	$23,230	$107,956	$306,622	$(21,327)	$(17,857)		$405,226

Cumulative effect of change in accounting principle (FIN 48)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	6,885	-0-	-0-	6,885	6,885
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares – Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30

Comprehensive income							$12,202

Balance February 2, 2008	5,338	23,285	117,629	309,030	(16,010)	(17,857)		421,415

Net earnings	-0-	-0-	-0-	128,947	-0-	-0-	$128,947	128,947
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(148)	-0-	-0-	-0-	(148)
Dividend declared – Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares – Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Employee and non-employee restricted stock	-0-	-0-	4,894	-0-	-0-	-0-	-0-	4,894
Share-based compensation	-0-	-0-	1,555	-0-	-0-	-0-	-0-	1,555
Restricted shares withheld for taxes	-0-	(53)	(1,086)	-0-	-0-	-0-	-0-	(1,139)
Tax benefit of stock options exercised	-0-	-0-	157	-0-	-0-	-0-	-0-	157
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(221)	-0-	(221)	(221)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,072)	-0-	(1,072)	(1,072)
Other	(129)	1	128	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$127,654

Balance November 1, 2008	$5,209	$19,734	$37,366	$408,754	$(17,303)	$(17,857)		$435,903

* Comprehensive income was $8.2 million and $6.1 million for the third quarter ended November 1, 2008 and November 3, 2007, respectively.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at November 1, 2008 of 2,228 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail footwear and headwear stores.
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
Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates.
The Hat World segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrinkage based on historical experience and specific analysis, where appropriate.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million in each of the third quarters of Fiscal 2009 and Fiscal 2008 and $9.3 million and $2.2 million for the first nine months of Fiscal 2009 and Fiscal 2008, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increase in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Earnings.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. This requirement of SFAS No. 158 is effective for the Company in Fiscal 2009. The Company does not believe the adoption of the measurement date will have a material impact on the Company’s results of operations or financial position.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the third quarter of Fiscal 2009 and 2008, share-based compensation expense was $0.5 million and $0.8 million, respectively. For the third quarter of Fiscal 2009 and 2008, restricted stock expense was $1.7 million and $1.2 million, respectively. For the first nine months of Fiscal 2009 and 2008, share-based compensation expense was $1.6 million and $2.6 million, respectively. For the first nine months of Fiscal 2009 and 2008, restricted stock expense was $4.9 million and $3.5 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The Company did not grant stock options for the three months and nine months ended November 1, 2008. The Company granted zero shares and 2,351 shares of stock options for the three months and nine months ended November 3, 2007, respectively, at a weighted average exercise price of $42.82 and a weighted average fair value of $16.28. During the three months and nine months ended November 1, 2008, the Company issued zero shares and 397,273 shares, respectively, of employee restricted stock which vest over a three-year term. The Company issued 26,057 employee restricted shares during the three months ended August 2, 2008 at a grant date fair value of $29.74 per share and issued 371,216 employee restricted shares during the three months ended May 3, 2008 at a grant date fair value of $20.16 per share. During the three and nine months ended November 3, 2007, the Company issued zero shares and 3,547 shares, respectively, of employee restricted stock which vest over a four-year term and had a grant date fair value of $42.82 per share. For the three months and nine months ended November 1, 2008, the Company issued zero shares and 18,792 shares, respectively, of director restricted stock at a weighted average exercise price of $28.72. The Company did not issue any director restricted stock for the three or nine months ended November 3, 2007. For the three and nine months ended November 1, 2008 and November 3, 2007, the Company did not issue any shares of director retainer stock.
Cash and Cash Equivalents
Included in cash and cash equivalents at November 1, 2008, February 2, 2008 and November 3, 2007 are cash equivalents of $0.1 million, $0.4 million and $1.0 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
At November 1, 2008, February 2, 2008 and November 3, 2007 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $31.6 million, $26.4 million and $10.2 million, respectively. These amounts are included in accounts payable on the Condensed Consolidated Balance Sheets.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 16% and no other customer accounted for more than 9% of the Company’s trade receivables balance as of November 1, 2008.
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as other customer specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.5 million, $25.5 million and $25.6 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively, and deferred rent of $28.6 million, $26.3 million and $25.8 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $107.6 million at November 1, 2008, February 2, 2008 and November 3, 2007. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.0 million for the third quarter of each of Fiscal 2009 and Fiscal 2008 and $2.7 million and $2.5 million for the first nine months of Fiscal 2009 and Fiscal 2008, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Condensed Consolidated Statements of Earnings. Effective February 4, 2007, gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million and $0.1 million for the third quarter of Fiscal 2009 and 2008, respectively, and $0.2 million for each of the first nine months of Fiscal 2009 and 2008. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $5.6 million, $7.5 million and $5.0 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.9 million and $8.8 million for the third quarter of Fiscal 2009 and 2008, respectively, and $25.5 million and $25.1 million for the first nine months of Fiscal 2009 and 2008, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.7 million, $1.4 million and $2.3 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million and $1.1 million for the third quarter of Fiscal 2009 and 2008, respectively, and $1.9 million and $2.4 million for the first nine months of Fiscal 2009 and 2008, respectively. During the first nine months of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.3 million and $0.2 million for the third quarter of Fiscal 2009 and 2008, respectively, and $2.4 million and $2.6 million for the first nine months of Fiscal 2009 and 2008, respectively. During the third quarter of Fiscal 2009 and 2008, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 1, 2008 consisted of $16.7 million of cumulative pension liability adjustments, net of tax and a $0.2 million cumulative postretirement liability adjustment, net of tax, and a foreign currency translation adjustment of $0.5 million, offset by cumulative net gains of $39,000 on foreign currency forward contracts, net of tax.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157,” (“FSP 157-b”). FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP. See Note 6 for additional information.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations or financial position.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its results of operations and financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement.
During the third quarter and first nine months of Fiscal 2009, the Company expensed $0.2 million and $7.8 million, respectively, in merger-related litigation costs. During the third quarter and first nine months of Fiscal 2008, the Company expensed $6.1 million and $11.6 million, respectively, in merger-related costs and litigation expenses. The total merger-related costs and litigation expenses for Fiscal 2008 of $27.6 million are tax deductible in Fiscal 2009 and will result in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 10.
Note 3
Restructuring and Other Charges and Discontinued Operations
Restructuring and Other Charges
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows, undiscounted and without interest charges, are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Consolidated Statements of Earnings.
The Company recorded a pretax charge to earnings of $2.3 million in the third quarter of Fiscal 2009. The charge included $1.9 million in retail store asset impairments and $0.4 million for lease terminations. The Company recorded a pretax charge to earnings of $7.8 million in the first nine months of Fiscal 2009. The charge included $5.5 million in retail store asset impairments, $1.2 million for lease terminations and $1.1 million in other legal matters.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
The Company recorded a pretax charge to earnings of $0.1 million in the third quarter of Fiscal 2008. The charge was primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.8 million in the first nine months of Fiscal 2008. The charge included $6.8 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.3 million excise tax refund.
Discontinued Operations
For the nine months ended November 1, 2008, the Company recorded an additional pretax charge to earnings of $9.0 million ($5.5 million net of tax) reflected in discontinued operations primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s.
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance February 3, 2007	$6,065
Additional provision Fiscal 2008	2,633
Charges and adjustments, net	(1,204)

Balance February 2, 2008	7,494
Additional provision Fiscal 2009	9,010
Charges and adjustments, net	(891)

Balance November 1, 2008*	15,613
Current provision for discontinued operations	10,007

Total Noncurrent Provision for Discontinued Operations	$5,606

* Includes a $16.0 million environmental provision, including $9.9 million in current provision, for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	November 1,	February 2,
In thousands	2008	2008

Raw materials	$236	$204
Wholesale finished goods	40,482	31,081
Retail merchandise	338,896	269,263

Total Inventories	$379,614	$300,548

Note 5
Derivative Instruments and Hedging Activities
In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the expected payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at November 1, 2008 and February 2, 2008 was $1.5 million and $2.5 million, respectively. Forward exchange contracts have an average remaining term of approximately one month. The loss based on spot rates under these contracts at November 1, 2008 was $0.2 million and the gain based on spot rates under these contracts at February 2, 2008 was $41,000. For the nine months ended November 1, 2008, the Company recorded an unrealized loss on foreign currency forward contracts of $0.4 million and for the nine months ended November 3, 2007, the Company recorded an unrealized gain on foreign currency forward contracts of $0.2 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Fair Value
The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-b. FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 1, 2008:

	Fair Value Measurements as of
	November 1, 2008
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts(1)	$(233)	$—	$(233)	$—

Total	$(233)	$—	$(233)	$—

(1)	Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets at each measurement date.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Accounting for Uncertainty in Income Taxes
The provision for income taxes resulted in an effective tax rate for continuing operations of 38.1% for the first nine months ended November 1, 2008, compared with an effective tax rate of 42.5% for the first nine months ended November 3, 2007. The decrease in the effective tax rate for the first nine months of Fiscal 2009 was primarily attributable to non-deductible expenses incurred in Fiscal 2008 related to the merger agreement with The Finish Line that became deductible upon termination of the merger agreement in Fiscal 2009 offset by an income tax liability recorded as a result of the increase in value of the shares of common stock received in the settlement agreement. In addition, the FIN 48 liability increased $6.6 million for the nine months ended November 1, 2008 primarily related to the settlement agreement which was partially offset by a $1.2 million reduction from an agreement reached on a state income tax contingency.
Note 8
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	November 1,	November 3,	November 1,	November 3,
In thousands	2008	2007	2008	2007

Service cost	$63	$62	$33	$57
Interest cost	1,574	1,612	41	52
Expected return on plan assets	(2,147)	(2,006)	-0-	-0-
Amortization:
Prior service cost	1	2	-0-	-0-
Losses	846	1,171	20	18

Net amortization	847	1,173	20	18

Net Periodic Benefit Cost	$337	$841	$94	$127

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
In thousands	2008	2007	2008	2007

Service cost	$188	$187	$99	$171
Interest cost	4,743	4,839	123	156
Expected return on plan assets	(6,422)	(6,018)	-0-	-0-
Amortization:
Prior service cost	4	6	-0-	-0-
Losses	2,515	3,247	60	54

Net amortization	2,519	3,253	60	54

Net Periodic Benefit Cost	$1,028	$2,261	$282	$381

While there was no cash contribution requirement for the Plan in 2008, the Company made a $4.0 million contribution to the Plan in March 2008.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 1, 2008			November 3, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$9,463			$5,610

Less: Preferred stock dividends	(49)			(49)

Basic EPS
Earnings available to common shareholders	9,414	18,638	$.51	5,561	22,454	$.25

Effect of Dilutive Securities
Options		388			509
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures	647	4,298		604	3,898
Employees’ preferred stock(2)		51			57

Diluted EPS
Earnings available to common shareholders plus assumed conversions	$10,061	23,375	$.43	$6,165	26,918	$.23

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for the three months ended November 1, 2008 for Series 1, 3 and 4 preferred stock would have been 27,989, 25,949 and 5,423, respectively. The shares convertible to common stock for the three months ended November 3, 2007 for Series 1, 3 and 4 preferred stock would have been 28,047, 25,949 and 5,423, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 1, 2008			November 3, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$134,426			$4,873

Less: Preferred stock dividends	(148)			(167)

Basic EPS
Income available to common shareholders	134,278	19,401	$6.92	4,706	22,420	$.21

Effect of Dilutive Securities
Options		360			516
Convertible preferred stock(1)	115	59		-0-	-0-
4 1/8% Convertible Subordinated Debentures	1,876	4,298		-0-	-0-
Employees’ preferred stock(2)		52			58

Diluted EPS
Income available to common shareholders plus assumed conversions	$136,269	24,170	$5.64	$4,706	22,994	$.20

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the nine months ended November 1, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the nine months of Fiscal 2009. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the nine months ended November 3, 2007. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,989, 25,949 and 5,423, respectively.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.
The Company did not repurchase any shares during Fiscal 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 10). The Company repurchased 4.0 million shares at a cost of $90.9 million during the nine months ended November 1, 2008.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company, as described in this footnote. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million. On April 10, 2008, the EPA sent special notice letters under Section 122(e) of the Comprehensive Environmental Response, Compensation and Liability Act to the Company and the property owner, inviting the recipients to make good faith offers to finance or conduct remediation pursuant to the Record of Decision. The Company has responded to the special notice letter with an offer to implement the remedial action required by the Record of Decision (at a cost estimated by EPA of $4.5 million) and to pay a lump sum of $4.1 million in satisfaction of any obligations for future operating, maintenance and monitoring costs. The Company provided for the estimated costs of its offer in the second quarter of Fiscal 2009. The EPA has not accepted the Company’s offer and there can be no assurance that future negotiations with or administrative action by the EPA or future changes in cost estimates will not involve costs in addition to those the Company has provided for.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under provisions of various federal environmental statutes in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements and Consent Decrees with the EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company’s former Volunteer Leather Company facility in Whitehall, Michigan.
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $3.9 million to $4.4 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with the MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by the MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingences
Related to all outstanding environmental contingencies, the Company had accrued $16.0 million as of November 1, 2008, $7.8 million as of February 2, 2008 and $7.4 million as of November 3, 2007. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
Merger-Related Litigation

Genesco Inc. v. The Finish Line, et al.

UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On June 18, 2007, the Company announced that the boards of directors of Genesco and The Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash. On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company (the “Tennessee Action”), UBS Securities LLC and UBS Loan Finance LLC (collectively, “UBS”) subsequently intervened as a defendant in the Tennessee action.
On November 15, 2007, UBS filed a separate lawsuit in the United States District Court for the Southern District of New York (the “New York Action”), naming the Company and The Finish Line as defendants. In the New York Action, UBS sought a declaration that its commitment to provide The Finish Line with financing for the merger transaction was void and/or could be terminated by UBS because The Finish Line would not be able to provide, prior to the expiration of the financing commitment on April 30, 2008, a valid solvency certificate attesting to the solvency of the combined entities resulting from the merger, which certificate was a condition precedent to the closing of the financing. The Company was named in the New York Action as an interested party.
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
Investigation by the Office of the U.S. Attorney for the Southern District of New York
On November 21, 2007, the Company received a grand jury subpoena from the Office of the U.S. Attorney for the Southern District of New York for documents relating to the Company’s negotiations and merger agreement with The Finish Line. The subpoena states that the documents are sought in connection with alleged violations of federal fraud statutes. The Company cooperated fully with the U.S. Attorney’s Office and produced documents pursuant to the subpoena.
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
On April 8, 2008, a putative class action was filed against the Company in the Superior Court of California, San Diego County, alleging violations of the Song-Beverly Credit Card Act of 1971, California Civil Code §1747.08, related to requests that customers in the Company’s California Johnston & Murphy retail stores voluntarily provide the Company with their e-mail addresses. On October 13, 2008, the court certified the action as a class action and preliminarily approved a settlement agreement pursuant to which the Company has issued to each plaintiff class member a discount coupon good for 25% off up to a $200 purchase from a Johnston & Murphy store in a single transaction, exchangeable at the class member’s option for a $25 gift card. The Company also agreed to pay attorney’s fees and costs and additional consideration to the named plaintiff totaling approximately $200,000.
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
Notes to Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art.

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

Three Months Ended	Underground			Johnston
November 1, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$200,745	$24,266	$93,131	$41,785	$29,680	$191	$389,798
Intercompany sales	-0-	-0-	-0-	-0-	(31)	-0-	(31)

Net sales to external customers	$200,745	$24,266	$93,131	$41,785	$29,649	$191	$389,767

Segment operating income (loss)	$16,901	$(2,234)	$6,721	$1,525	$3,892	$(8,256)	$18,549
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(2,284)	(2,284)

Earnings (loss) from operations	16,901	(2,234)	6,721	1,525	3,892	(10,540)	16,265
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,509)	(2,509)
Interest income	-0-	-0-	-0-	-0-	-0-	29	29

Earnings (loss) before income taxes from continuing operations	$16,901	$(2,234)	$6,721	$1,525	$3,892	$(13,020)	$13,785

Total assets	$293,956	$46,935	$324,722	$86,563	$34,273	$105,412	$891,861
Depreciation	5,499	832	3,410	893	14	1,050	11,698
Capital expenditures	5,240	59	2,983	1,682	2	806	10,772

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Three Months Ended	Underground			Johnston
November 3, 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$182,587	$26,792	$87,815	$46,403	$28,817	$130	$372,544
Intercompany sales	-0-	-0-	-0-	-0-	(48)	-0-	(48)

Net sales to external customers	$182,587	$26,792	$87,815	$46,403	$28,769	$130	$372,496

Segment operating income (loss)	$15,336	$(2,930)	$4,639	$4,377	$4,019	$(11,584)	$13,857
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(56)	(56)

Earnings (loss) from operations	15,336	(2,930)	4,639	4,377	4,019	(11,640)	13,801
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,544)	(3,544)
Interest income	-0-	-0-	-0-	-0-	-0-	40	40

Earnings (loss) before income taxes from continuing operations	$15,336	$(2,930)	$4,639	$4,377	$4,019	$(15,144)	$10,297

Total assets	$307,097	$56,272	$334,403	$75,442	$31,763	$112,441	$917,418
Depreciation	4,859	954	3,383	840	20	1,322	11,378
Capital expenditures	13,909	410	8,355	1,493	181	1,371	25,719

Nine Months Ended	Underground			Johnston
November 1, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$530,467	$76,867	$283,037	$132,370	$76,602	$557	$1,099,900
Intercompany sales	-0-	-0-	-0-	-0-	(60)	-0-	(60)

Net sales to external customers	$530,467	$76,867	$283,037	$132,370	$76,542	$557	$1,099,840

Segment operating income (loss)	$24,587	$(6,253)	$21,900	$8,202	$9,538	$(30,172)	$27,802
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other	-0-	-0-	-0-	-0-	-0-	(7,782)	(7,782)

Earnings (loss) from operations	24,587	(6,253)	21,900	8,202	9,538	166,121	224,095
Interest expense	-0-	-0-	-0-	-0-	-0-	(7,105)	(7,105)
Interest income	-0-	-0-	-0-	-0-	-0-	308	308

Earnings (loss) before income taxes from continuing operations	$24,587	$(6,253)	$21,900	$8,202	$9,538	$159,324	$217,298

Total assets	$293,956	$46,935	$324,722	$86,563	$34,273	$105,412	$891,861
Depreciation	15,895	2,545	10,369	2,526	45	3,597	34,977
Capital expenditures	19,721	277	11,694	6,218	26	2,457	40,393

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
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company’s performance outlook for the fourth quarter of Fiscal 2009.
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the economy and disruptions in the financial markets affecting the ability or willingness of the consumer to purchase the Company’s products. The effects of economic weakness may be particularly pronounced in the holiday shopping season, which accounts for a disproportionately significant amount of the Company’s expected sales and earnings for the year, and the apparent severity of the current downturn makes its effect on the Company’s near-term outlook unusually difficult to predict.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Inability of customers to obtain credit.

•	Changes in the timing of holidays, or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies and deterioration in the financial condition of wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, and further unfavorable trends in foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Changes in business strategies by the Company’s competitors (including pricing, distribution and promotional discounts), the entry of additional competitors into the Company’s markets, and other competitive factors.

•	The Company’s ability to open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores on schedule and at acceptable expense levels.

•	The Company’s ability to negotiate acceptable lease terminations and otherwise to execute its previously announced store closing plans on schedule and at expected expense levels.

•	Unexpected changes to the market for the Company’s shares and the impact of any future stock repurchases.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 10 to the Condensed Consolidated Financial Statements.
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

Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,228 retail footwear and headwear stores throughout the United States and Puerto Rico including 46 headwear stores in Canada as of November 1, 2008. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised primarily of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Kids retail headwear chains and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,925 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores, the first of which opened in November 2005, sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,775 square feet. In May of 2007, the Company announced a plan to close or convert up to 57 underperforming stores, including 49 Underground Station Group stores, due to the deterioration in the urban market. As of November 1, 2008, the Company had closed 28 of the 49 Underground Station Group stores.
The Hat World Group stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. Hat World also operates a number of Lids Kids stores, offering licensed and branded headwear, apparel and accessories to children up to 10 years old, but has no plans to open additional Lids Kids stores. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, Puerto Rico and in Canada.
Johnston & Murphy retail shops sell a broad range of men’s footwear and accessories. These shops average approximately 1,425 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation.

The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers® brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico. The Dockers license agreement was renewed November 1, 2006. The Dockers license agreement, as amended, expires on December 31, 2009, with a Company option to renew through December 31, 2012, subject to certain conditions. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A., “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. Additionally, the pace of the Company’s growth and the implementation of its long-term strategic plan may be negatively affected by economic conditions.
Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, “Risk Factors.” Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the current recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Operating Results
The Company’s net sales increased 4.6% during the third quarter of Fiscal 2009 compared to the third quarter of Fiscal 2008. The increase was driven primarily by a 10% increase in Journeys Group sales, a 6% increase in Hat World Group sales and a 3% increase in Licensed Brands sales, offset by a 10% decrease in Johnston & Murphy Group sales and a 9% decrease in Underground Station Group sales. Gross margin increased as a percentage of net sales during the third quarter of Fiscal 2009, primarily due to margin increases in the Journeys Group, Underground Station Group and Hat World Group. Selling and administrative expenses decreased as a percentage of net sales during the third quarter of Fiscal 2009, reflecting lower merger-related expenses and decreases as a percentage of net sales in the Underground Station Group and Licensed Brands, offset by increases as a percentage of net sales in the Journeys Group and Johnston & Murphy Group. Selling and administrative expenses for the Hat World Group were flat for the third quarter of Fiscal 2009. Last year’s third quarter selling and administrative expenses included $6.1 million of merger-related expenses compared to $0.2 million in this year’s third quarter. Earnings from operations increased as a percentage of net sales during the third quarter of Fiscal 2009, primarily due to the reduction in merger-related expenses and to an increase in earnings from operations in the Hat World Group as well as a smaller loss in the Underground Station Group, offset by decreased earnings from operations in the Johnston & Murphy Group and Licensed Brands. Earnings from operations as a percentage of net sales in the Journeys Group were flat for the third quarter this year.
Significant Developments
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement.
During the third quarter and first nine months of Fiscal 2009, the Company expensed $0.2 million and $7.8 million, respectively, in merger-related litigation costs. During the third quarter and first nine months of Fiscal 2008, the Company expensed $6.1 million and $11.6 million, respectively, in merger-related costs and litigation expenses. The total merger-related costs and litigation expenses for Fiscal 2008 of $27.6 million are tax deductible in Fiscal 2009 and will result in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 10.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.3 million in the third quarter of Fiscal 2009. The charge included $1.9 million in retail store asset impairments and $0.4 million for lease terminations. The Company recorded a pretax charge to earnings of $7.8 million in the first nine months of Fiscal 2009. The charge included $5.5 million in retail store asset impairments, $1.2 million for lease terminations and $1.1 million in other legal matters.
The Company recorded a pretax charge to earnings of $0.1 million in the third quarter of Fiscal 2008. The charge was primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.8 million in the first nine months of Fiscal 2008. The charge included $6.8 million of charges for retail store asset impairments, primarily in the Underground Station Group, and $0.3 million for the lease termination of one Hat World store, offset by a $0.3 million excise tax refund.
Share Repurchase Program
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish

Line and UBS (see Notes 2 and 10). The Company repurchased 4.0 million shares at a cost of $90.9 million during the nine months ended November 1, 2008.
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
Results of Operations – Third Quarter Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales in the third quarter ended November 1, 2008 increased 4.6% to $389.8 million from $372.5 million in the third quarter ended November 3, 2007. Gross margin increased 5.2% to $197.9 million in the third quarter this year from $188.1 million in the same period last year and increased as a percentage of net sales from 50.5% to 50.8%. Selling and administrative expenses in the third quarter this year increased 3.0% from the third quarter last year but decreased as a percentage of net sales from 46.8% to 46.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the third quarter ended November 1, 2008 were $13.8, million compared to $10.3 million for the third quarter ended November 3, 2007. Pretax earnings for the third quarter ended November 1, 2008 included restructuring and other charges of $2.3 million, primarily for retail store asset impairments and lease terminations. Pretax earnings for the third quarter of Fiscal 2009 also included $0.2 million in merger-related expenses. Pretax earnings for the third quarter ended November 3, 2007 included restructuring and other charges of $0.1 million, primarily for retail store asset impairments and $6.1 million in merger-related expenses.
Net earnings for the third quarter ended November 1, 2008 were $9.4 million ($0.43 diluted earnings per share) compared to $5.6 million ($0.23 diluted earnings per share) for the third quarter ended November 3, 2007. The Company recorded an effective income tax rate of 31.4% in the third quarter this year compared to 45.5% in the same period last year. The variance in the effective tax rate for the third quarter this year compared to the third quarter last year is attributable to non-deductible expenses incurred in Fiscal 2008 related to the merger agreement with the Finish Line that became deductible upon termination of the merger agreement in Fiscal 2009. In addition, this year’s effective tax rate is lower due to a $1.2 million reduction in FIN 48 liabilities from an agreement reached on a state income tax contingency. See “Significant Developments — Terminated Merger Agreement,” above.

Journeys Group

	Three Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$200,745	$182,587	9.9%
Earnings from operations	$16,901	$15,336	10.2%
Operating margin	8.4%	8.4%
Net sales from Journeys Group increased 9.9% for the third quarter ended November 1, 2008 compared to the same period last year. The increase reflects primarily an 8% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 5% increase in comparable store sales. The increase in comparable store sales was primarily due to a 4% increase in average price per pair of shoes, reflecting changes in product mix, and a 2% increase in footwear unit comparable sales. Overall unit sales increased 8% during the same period. Journeys Group operated 1,008 stores at the end of the third quarter of Fiscal 2009, including 137 Journeys Kidz stores and 53 Shi by Journeys stores, compared to 945 stores at the end of the third quarter last year, including 103 Journeys Kidz stores and 40 Shi by Journeys stores.
Journeys Group earnings from operations for the third quarter ended November 1, 2008 increased 10.2% to $16.9 million, compared to $15.3 million for the third quarter ended November 3, 2007. The increase was due to increased net sales and to increased gross margin as a percentage of net sales, reflecting changes in product mix, partially offset by increased expenses as a percentage of net sales. The expense increase reflected increased rent from new stores, lease renewals and relocation from smaller, volume constrained locations to bigger stores in order to offer a broader selection of products, as well as increased bonus accruals based on improved performance.
Underground Station Group

	Three Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$24,266	$26,792	(9.4)%
Loss from operations	$(2,234)	$(2,930)	23.8%
Operating margin	(9.2)%	(10.9)%
Net sales from the Underground Station Group decreased 9.4% to $24.3 million for the third quarter ended November 1, 2008, from $26.8 million for the same period last year. The decrease reflects a 15% decrease in average Underground Station Group stores operated related to the Company’s strategy of closing Jarman stores and the store closing program announced in May 2007 to close or convert up to 49 Underground Station Group stores, offset by a 1% increase in comparable store sales. The increase in comparable store sales reflects an increase of 10% in footwear unit comparable sales, offset by a 4% decline in the average price per pair of shoes, reflecting changes in product mix partially due to more women’s and children’s products. Unit sales decreased 3% during the quarter reflecting the decrease in average stores in operation. Underground Station Group operated 184 stores at the end of the third quarter of Fiscal 2009, including 171 Underground Station stores, compared to 215 stores at the end of the third quarter last year, including 193 Underground Station stores.
Underground Station Group’s loss from operations for the third quarter ended November 1, 2008 improved to $(2.2) million from $(2.9) million in the third quarter ended November 3, 2007. The improvement was due to increased gross margin as a percentage of net sales, reflecting changes in product mix, and to decreased expenses as a percentage of net sales from store closings and lower selling salaries.
Hat World Group

	Three Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$93,131	$87,815	6.1%
Earnings from operations	$6,721	$4,639	44.9%
Operating margin	7.2%	5.3%
Net sales from Hat World Group increased 6.1% for the third quarter ended November 1, 2008 compared to the same period last year, reflecting primarily a 4% increase in average stores operated and a 2% increase in comparable store sales. The comparable store sales increase reflected positive comparable store sales in both urban and non-urban markets and strength in fashion-oriented Major League Baseball products and branded action headwear. Hat World Group operated 879 stores at the end of the third quarter of Fiscal 2009, including 46 stores in Canada and 14 Lids Kids stores, compared to 856 stores at the end of the third quarter last year, including 32 stores in Canada and 14 Lids Kids stores.
Hat World Group earnings from operations for the third quarter ended November 1, 2008 increased 44.9% to $6.7 million compared to $4.6 million for the third quarter ended November 3, 2007. The increase was due to increased net sales and increased gross margin as a percentage of net sales, primarily reflecting fewer off-priced sales. Expenses as a percentage of net sales for Hat World Group were flat for the third quarter this year.
Johnston & Murphy Group

	Three Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$41,785	$46,403	(10.0)%
Earnings from operations	$1,525	$4,377	(65.2)%
Operating margin	3.6%	9.4%
Johnston & Murphy Group net sales decreased 10.0% to $41.8 million for the third quarter ended November 1, 2008 from $46.4 million for the third quarter ended November 3, 2007, reflecting primarily a 15% decrease in comparable store sales and a 2% decrease in Johnston & Murphy wholesales sales, offset by a 1% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business were down 5% in the third quarter of Fiscal 2009, while the average price per pair of shoes increased 4% for the same period.

Retail operations accounted for 69.4% of Johnston & Murphy Group segment sales in the third quarter this year, down from 71.9% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 2% (2% in the Johnston & Murphy shops) in the third quarter this year, primarily due to increased markdowns and changes in product mix, and footwear unit comparable sales decreased 16% during the same period. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2009 included 157 Johnston & Murphy shops and factory stores compared to 156 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2008.
Johnston & Murphy Group earnings from operations for the third quarter ended November 1, 2008 decreased 65.2% to $1.5 million compared to $4.4 million for the same period last year, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting increased markdowns and changes in product mix, and to increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.
Licensed Brands

	Three Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$29,649	$28,769	3.1%
Earnings from operations	$3,892	$4,019	(3.2)%
Operating margin	13.1%	14.0%
Licensed Brands’ net sales increased 3.1% to $29.6 million for the third quarter ended November 1, 2008, from $28.8 million for the third quarter ended November 3, 2007. The sales increase reflects an 11% increase in sales of Dockers Footwear, offset by lower sales from a new line of footwear introduced in the third quarter last year that the Company is sourcing under a different brand exclusively for Kohl’s department stores. The 11% increase in sales of Dockers Footwear was due to the introduction of a new product line and initial shipments to a new customer. Unit sales for Dockers Footwear increased 6% for the third quarter this year and the average price per pair of shoes increased 5% compared to the same period last year.
Licensed Brands’ earnings from operations for the third quarter ended November 1, 2008 decreased 3.2% from the third quarter ended November 1, 2007, primarily due to decreased gross margin as a percentage of net sales, offset by decreased expenses as a percentage of net sales. The decline in gross margin percentage was primarily due to mix changes and increased product cost.
Corporate, Interest Expenses and Other Charges
Corporate and other expenses for the third quarter ended November 1, 2008 were $10.5 million compared to $11.6 million for the third quarter ended November 3, 2007. Corporate expenses in the third quarter this year included $2.3 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations and $0.2 million in merger-related litigation costs. Last year’s third quarter included $6.1 million in merger-related expenses and litigation costs and $0.1 million in restructuring and other charges, primarily for retail store asset impairments.
Interest expense decreased 29.2%, from $3.5 million in the third quarter ended November 3, 2007, to $2.5 million for the third quarter ended November 1, 2008, due to the cash received from the merger-related litigation settlement and improved operating cash flow, which decreased average revolver borrowings from $95.3 million for the third quarter ended November 3, 2007 to $22.6 million for the third quarter this year. Interest income decreased to $29,000 for the third quarter ended November 1, 2008 from $40,000 for the same period last year.
Results of Operations – Nine Months Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales in the nine months ended November 1, 2008 increased 6.3% to $1.10 billion from $1.04 billion in the nine months ended November 3, 2007. Gross margin increased 7.1% to $560.6 million in the first nine months of this year from $523.5 million in the same period last year and increased as a percentage of net sales from 50.6% to 51.0%. Selling and administrative expenses in the first nine months this year increased 6.7% from the first nine months last year and increased as a percentage of net sales from 48.2% to 48.4%. The first nine months of this year includes $7.8 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line, while the first nine months of last year included $11.6 million of merger-related expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the nine months ended November 1, 2008 were $217.3 million, compared to $8.5 million for the nine months ended November 3, 2007. Pretax earnings for the nine months ended November 1, 2008 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $7.8 million primarily for retail store asset impairments, lease terminations and other legal matters. Pretax earnings for the nine months ended November 1, 2008 also included $7.8 million in merger-related expenses. Pretax earnings for the nine months ended November 3, 2007 included restructuring and other charges of $6.8 million, primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group and to the lease termination of one Hat World store offset by an excise tax refund. Pretax earnings for the nine months ended November 3, 2007 also included $11.6 million in merger-related expenses.
Net earnings for the nine months ended November 1, 2008 were $128.9 million ($5.41 diluted earnings per share) compared to $3.6 million ($0.15 diluted earnings per share) for the nine months ended November 3, 2007. Net earnings for the nine months ended November 1, 2008 included a $5.5 million ($0.23 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. Net earnings for the nine months ended November 3, 2007 included a $1.2 million ($0.05 diluted loss per share) charge to earnings (net of tax) primarily for additional environmental remediation costs. The Company recorded an effective income tax rate of 38.1% in the first nine months this year compared to 42.5% in the same period last year. The variance in the effective tax rate for the first nine months this year compared to the first nine months last year is attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement this year offset by an income tax liability recorded as a result of the increase in value of the shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding recording of income in the financial statements. In addition, this year’s effective tax rate is lower due to a $1.2 million reduction in FIN 48 liabilities from an agreement reached on a state income tax contingency. Last year’s effective tax rate reflected the then non-deductibility of the merger-related expenses.

Journeys Group

	Nine Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$530,467	$486,599	9.0%
Earnings from operations	$24,587	$27,136	(9.4)%
Operating margin	4.6%	5.6%
Net sales from Journeys Group increased 9.0% for the first nine months ended November 1, 2008 compared to the same period last year. The increase reflects primarily a 10% increase in average Journeys Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten) and a 3% increase in comparable store sales. The increase in comparable store sales was primarily due to a 2% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes, reflecting changes in product mix. Unit sales increased 10% during the same period.
Journeys Group earnings from operations for the nine months ended November 1, 2008 decreased 9.4% to $24.6 million, compared to $27.1 million for the nine months ended November 3, 2007. The decrease was due to increased expenses as a percentage of net sales. The expense increase reflected increased rent from new stores, lease renewals and relocation from smaller, volume constrained locations to bigger stores in order to offer a broader selection of products, as well as increased bonus accruals based on improved performance.
Underground Station Group

	Nine Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$76,867	$81,122	(5.2)%
Loss from operations	$(6,253)	$(9,991)	37.4%
Operating margin	(8.1)%	(12.3)%
Net sales from the Underground Station Group decreased 5.2% to $76.9 million for the nine months ended November 1, 2008, from $81.1 million for the same period last year. The decrease reflects a 15% decrease in average Underground Station Group stores operated related to the Company’s strategy of closing Jarman stores and the store closing program announced in May 2007 to close or convert up to 49 Underground Station Group stores, offset by a 7% increase in comparable store sales. The increase in comparable store sales reflects an increase of 12% in footwear unit comparable sales, offset by a 3% decline in the average price per pair of shoes, reflecting changes in product mix in part due to more women’s and children’s products. Unit sales decreased 2% during the same period reflecting the decrease in average stores in operation.
Underground Station Group loss from operations for the first nine months ended November 1, 2008 improved to $(6.3) million from $(10.0) million in the first nine months ended November 3, 2007. The improvement was due to decreased expenses as a percentage of net sales from store closings and leverage in store-related expenses from positive comparable store sales and to increased gross margin as a percentage of net sales, reflecting changes in product mix.

Hat World Group

	Nine Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$283,037	$257,119	10.1%
Earnings from operations	$21,900	$14,709	48.9%
Operating margin	7.7%	5.7%
Net sales from Hat World Group increased 10.1% for the nine months ended November 1, 2008 compared to the same period last year, reflecting primarily a 6% increase in average stores operated and a 4% increase in comparable store sales. The comparable store sales increase reflected positive comparable store sales in both urban and non-urban markets and strength in fashion-oriented Major League Baseball products and branded action headwear.
Hat World Group earnings from operations for the nine months ended November 1, 2008 increased 48.9% to $21.9 million compared to $14.7 million for the nine months ended November 3, 2007. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting fewer off-priced sales and increased discounts and to a decrease in expenses as a percentage of net sales from leverage in store-related expenses due to positive comparable store sales.
Johnston & Murphy Group

	Nine Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$132,370	$138,354	(4.3)%
Earnings from operations	$8,202	$12,459	(34.2)%
Operating margin	6.2%	9.0%
Johnston & Murphy Group net sales decreased 4.3% to $132.4 million for the nine months ended November 1, 2008 from $138.4 million for the nine months ended November 3, 2007, reflecting primarily a 7% decrease in comparable store sales and a 2% decrease in Johnston & Murphy wholesale sales, offset by a 3% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 6% in the first nine months of Fiscal 2009, while the average price per pair of shoes increased 4% for the same period. Retail operations accounted for 72.0% of Johnston & Murphy Group segment sales in the first nine months this year, down from 72.7% in the first nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 1% (increased 1% in the Johnston & Murphy shops) in the first nine months this year, primarily due to changes in product mix and increased markdowns, while footwear unit comparable sales decreased 9% during the same period.
Johnston & Murphy Group earnings from operations for the nine months ended November 1, 2008 decreased 34.2% to $8.2 million compared to $12.5 million for the same period last year, primarily due to decreased net sales and to increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.

Licensed Brands

	Nine Months Ended
	November 1,	November 3,	%
	2008	2007	Change
	(dollars in thousands)
Net sales	$76,542	$71,357	7.3%
Earnings from operations	$9,538	$9,193	3.8%
Operating margin	12.5%	12.9%
Licensed Brands’ net sales increased 7.3% to $76.5 million for the nine months ended November 1, 2008, from $71.4 million for the nine months ended November 3, 2007. The sales increase reflects an 8% increase in sales of Dockers Footwear. Unit sales for Dockers Footwear increased 6% for the first nine months this year and the average price per pair of shoes increased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the nine months ended November 1, 2008 increased 3.8% from $9.2 million for the nine months ended November 3, 2007 to $9.5 million, primarily due to increased net sales and to decreased expenses as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other for the nine months ended November 1, 2008 was income of $166.1 million compared to an expense of $36.1 million for the nine months ended November 3, 2007. The corporate income in the first nine months this year included a $204.1 million gain from the settlement of merger-related litigation offset by $7.8 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters and $7.8 million in merger-related expenses. Last year’ nine months ended November 3, 2007 included $6.8 million in restructuring and other charges, primarily for retail store asset impairments in underperforming urban stores in the Underground Station Group and the lease termination of one Hat World store offset by an excise tax refund and $11.6 million in merger-related expenses.
Interest expense decreased 21.3%, from $9.0 million in the nine months ended November 3, 2007, to $7.1 million for the nine months ended November 1, 2008, due to the cash received from the merger-related litigation settlement and improved operating cash flow, which decreased average revolver borrowings from $58.0 million for the nine months ended November 3, 2007 to $19.2 million for the first nine months this year. Interest income increased $0.2 million to $0.3 million for the nine months ended November 1, 2008 due to the increase in average short-term investments as a result of the proceeds from the settlement of merger-related litigation.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 1,	February 2,	November 3,
	2008	2008	2007
	(dollars in millions)
Cash and cash equivalents	$16.0	$17.7	$18.0
Working capital	$238.6	$238.1	$295.0
Long-term debt	$135.9	$155.2	$215.2
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $142.3 million in the first nine months of Fiscal 2009 compared to cash used in operations of $30.9 million in the first nine months of Fiscal 2008. The $173.2 million increase in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds of the merger-related litigation settlement and changes in inventory, prepaids and other current assets, other assets and liabilities and other accrued liabilities of $55.9 million, $17.3 million, $7.5 million and $6.1 million, respectively, offset by a decrease in cash flow from changes in accounts payable and accounts receivable of $6.8 million and $2.2 million, respectively. The $55.9 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth. The $17.3 million increase in cash flow from prepaids and other current assets reflects the Company not being in a prepaid income tax position this year due to the merger-related settlement gain. The $7.5 million increase in cash flow from other assets and liabilities reflects primarily a $6.0 million increase in FIN 48 liabilities primarily related to the settlement agreement. The $6.1 million increase in cash flow from other accrued liabilities was due to increased accrued income taxes as a result of the $204.1 million gain from the merger-related litigation settlement offset by a $47.7 million increase in income taxes paid in the first nine months this year compared to the first nine months last year. The $6.8 million decrease in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors. The $2.2 million decrease in cash flow from accounts receivable reflected increased wholesale accounts receivable due to increased wholesale sales.
The $79.1 million increase in inventories at November 1, 2008 from February 2, 2008 levels reflects seasonal increases in retail inventory and inventory purchased to support the net increase of 53 stores in the first nine months this year.
Accounts receivable at November 1, 2008 increased $7.4 million compared to February 2, 2008, primarily reflecting increased wholesale accounts receivable due to increased wholesale sales.

Cash provided (or used) due to changes in accounts payable and accrued liabilities is as follows:

	Nine Months Ended
	November 1,	November 3,
	2008	2007
	(in thousands)
Accounts payable	$72,514	$79,313
Accrued liabilities	(3,297)	(9,422)

	$69,217	$69,891

The fluctuations in cash provided due to changes in accounts payable for the first nine months this year from the first nine months last year are due to changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to increased accrued income taxes as a result of the $204.1 million gain from the merger-related litigation settlement offset by a $47.7 million increase in income taxes paid in the first nine months this year compared to the first nine months last year.
Revolving credit borrowings decreased to an average of $19.2 million during the nine months ended November 1, 2008 from an average of $58.0 million during the nine months ended November 3, 2007. The reduction in average borrowings was due to cash received in the first quarter of Fiscal 2009 from the merger-related litigation settlement. The Company funded its seasonal working capital requirements and its capital expenditures in the nine months ended November 1, 2008 from the cash proceeds of the settlement.
The Company’s contractual obligations over the next five years have increased from February 2, 2008. Purchase obligations increased to $285 million from $204 million due to seasonal increases in purchases of retail inventory, offset by a reduction in operating lease obligations and long-term debt. Operating lease obligations decreased to $1.0 billion from $1.1 billion as a result of payments and slower growth of opening new stores this year versus last year. Long-term debt decreased to $135.9 million from $155.2 million as a result of using some of the proceeds received from the settlement of merger-related litigation to pay off revolver borrowings of $19.3 million.
Capital Expenditures
Total capital expenditures in Fiscal 2009 are expected to be approximately $54.4 million. These include expected retail capital expenditures of $48.9 million to open approximately 16 Journeys stores, 26 Journeys Kidz stores, 7 Shi by Journeys stores, 10 Johnston & Murphy shops and factory stores and 43 Hat World Group stores including 16 stores in Canada and to complete 155 major store renovations. The amount of capital expenditures in Fiscal 2009 for other purposes is expected to be approximately $5.5 million, including approximately $2.2 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company plans to borrow under its revolving credit facility to support seasonal working capital requirements during Fiscal 2009. The approximately $10.0 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the revolving credit facility during Fiscal 2009.

There were $11.1 million of letters of credit and $49.7 million in revolver borrowings outstanding under the revolving credit facility at November 1, 2008. Net availability under the facility was $139.2 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $139.2 million at November 1, 2008. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at November 1, 2008.
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
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the nine months ended November 1, 2008.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million in each of the third quarters of Fiscal 2009 and Fiscal 2008 and $9.3 million and $2.2 million for the first nine months of Fiscal 2009 and Fiscal 2008, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at November 1, 2008. As a result, the Company considers the interest rate market risk implicit in these investments at November 1, 2008 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts. At November 1, 2008, the Company had $1.5 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at November 1, 2008 was $0.2 million based on current spot rates. As of November 1, 2008, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable – The Company’s accounts receivable balance at November 1, 2008 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16% and no other customer accounted for more than 9% of the Company’s trade receivables balance as of November 1, 2008. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as other customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at November 1, 2008, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2009 would not be material.
New Accounting Principles
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-b. FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP. See Note 6 for additional information.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (Fiscal 2010 for the Company). The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations or financial position.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its results of operations and financial position.
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
Based on their evaluation as of November 1, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or Units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units)	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands)
August 2008 8-3-08 to 8-30-08	-0-	-0-	-0-	$-0-
September 2008 8-31-08 to 9-27-08	-0-	-0-	-0-	-0-
October 2008(1) 9-28-08 to 11-1-08	52,516	$21.61	-0-	-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 5. Other Information
On December 10, 2008, Genesco Inc. (the “Company”) entered into indemnification agreements with Robert J. Dennis, James S. Gulmi and Roger G. Sisson pursuant to authorization by its board of directors to enter into such agreements with all officers of the Company. The Company intends to enter into identical agreements with its remaining officers, including Jonathan D. Caplan, John W. Clinard, James C. Estepa, Kenneth J. Kocher, Hal N. Pennington, Mimi Eckel Vaughn and Paul D. Williams, as soon as practicable. The indemnification agreements supersede any existing or prior agreements between the Company and the officers pertaining to indemnification and advancement rights and supplement those provisions contained in the Company’s bylaws.
The indemnification agreements require the Company, among other things, to indemnify each indemnitee, subject to certain limitations, to the fullest extent permitted by law for certain expenses and liabilities incurred in a proceeding by reason of (or arising in part out of) indemnitee’s service to the Company. The indemnification agreements also provide for the advancement of certain expenses to the indemnitee by the Company. The foregoing is qualified in its entirety by reference to the form of officer indemnification agreement attached hereto as Exhibit 10.2, which is incorporated herein by this reference.
Item 6. Exhibits
Exhibits
(10.1)	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).

(10.2)	Form of Officer Indemnification Agreement.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and Chief Financial Officer

Date: December 9, 2008