Form 10-K
period 2009-01-31
GENESCO INC
filed 2009-04-01
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2009

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
     Portion of Genesco’s Annual Report to Shareholders for the fiscal year ended January 31, 2009 are incorporated into Part II by reference.
     Portions of the proxy statement for the June 24, 2009 annual meeting of shareholders are incorporated into Part III by reference.
     Common Shares Outstanding March 20, 2009 – 19,202,593
     The aggregate market value of common stock held by nonaffiliates of the registrant as of August 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $572,000,000. The market value calculation was determined using a per share price of $29.74, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

PART I
ITEM 1, BUSINESS

General

Genesco is a leading retailer of branded footwear and licensed and branded headwear and a wholesaler of branded footwear, with net sales for Fiscal 2009 of $1.6 billion. During Fiscal 2009, the Company operated five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Kids and Lids Locker Room retail headwear stores and e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company. During the fourth quarter of Fiscal 2009, the Company acquired Impact Sports, a dealer of branded athletic and team products for college and high school teams, as part of the Hat World Group.
At January 31, 2009, the Company operated 2,234 retail footwear and headwear stores located primarily throughout the United States and in Puerto Rico, but also including 50 headwear stores in Canada. It currently plans to open a total of up to 72 new retail stores and close 57 retail stores in Fiscal 2010. At January 31, 2009, Journeys Group operated 1,012 stores, including 141 Journeys Kidz and 55 Shi by Journeys; Underground Station Group operated 180 stores; Hat World Group operated 885 stores and Johnston & Murphy Group operated 157 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2006	2007	2008	2009
Retail Footwear and Headwear Stores
Beginning of year	1,046	1,618	1,773	2,009	2,175
Opened during year	120	193	224	229	102
Acquired during year	503	-0-	49	-0-	-0-
Closed during year	(51)	(38)	(37)	(63)	(43)

End of year	1,618	1,773	2,009	2,175	2,234

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2009”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 31, 2009). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments

Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 49% of the Company’s net sales in Fiscal 2009. Operating income attributable to Journeys Group was $49.1 million in Fiscal 2009, with an operating margin of 6.5%. The Company believes that its distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for Journeys Group.
At January 31, 2009, Journeys Group operated 1,012 stores, including 141 Journeys Kidz stores and 55 Shi by Journeys stores, averaging approximately 1,850 square feet, throughout the United States and in Puerto Rico, selling footwear for young men, women and children.
Journeys Group added 45 net new stores in Fiscal 2009, including 26 net new Journeys Kidz stores and 8 net new Shi by Journeys stores. Comparable store sales were up 1% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. From a base of 761 Journeys Group stores at the end of Fiscal 2006, the Company opened 92 net new Journeys Group stores in Fiscal 2007, 114 net new stores in Fiscal 2008 and 45 net new stores in Fiscal 2009 and plans to open up to 15 net new Journeys Group stores in Fiscal 2010.

Underground Station Group
The Underground Station Group segment, including Underground Station and the remaining Jarman retail stores, accounted for approximately 7% of the Company’s net sales in Fiscal 2009. Operating loss attributable to Underground Station Group was ($5.7) million in Fiscal 2009, with an operating margin of (5.1)%.
At January 31, 2009, Underground Station Group operated 180 stores, including 169 Underground Station stores, averaging approximately 1,800 square feet, throughout the United States, selling footwear and accessories primarily for men and women in the 20-35 age group and in the urban market.
Underground Station stores are located primarily in urban markets. Comparable store sales were flat for Underground Station Group for Fiscal 2009. For Fiscal 2009, most of the footwear sold in Underground Station stores was branded merchandise, with the remainder made up of private label brands. The product mix at each Underground Station store is tailored in response to local customer preferences and competitive dynamics. The Company did not open any Underground Station stores in Fiscal 2009 and closed 7 Underground Station stores and 5 Jarman stores, leaving the total number of Underground Station Group stores at 180. The Company plans to close approximately 10 Underground Station Group stores in Fiscal 2010. The Company has previously announced its intentions eventually to close the remaining Jarman stores or to convert them into Underground Station stores. The Company also plans to shorten the average lease life on Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain. For additional information, including with respect to the planned closing or conversion of the Jarman stores and closing of Underground Station stores, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Hat World Group
The Hat World Group segment, including Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Kids and Lids Locker Room retail stores and internet sales and the Impact Sports team dealer business acquired in November 2008, accounted for approximately 26% of the Company’s net sales in Fiscal 2009. Operating income attributable to Hat World Group was $36.7 million in Fiscal 2009, with an operating margin of 9.0%.
At January 31, 2009, Hat World Group operated 885 stores, averaging approximately 775 square feet, throughout the United States, and in Puerto Rico and Canada. Hat World Group added 23 net new stores in Fiscal 2009, and plans to open up to six net new stores in Fiscal 2010.
Comparable store sales for Hat World Group were up 2% for Fiscal 2009. The core stores and kiosks, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. As of February 28, 2009, 12 of the 13 Lids Kids retail stores that were open as of January 31, 2009, have been either converted to other Hat World Group concepts or closed. The Company has no plans to open additional Lids Kids stores.

Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 12% of the Company’s net sales in Fiscal 2009. Operating income attributable to Johnston & Murphy Group was $10.1 million in Fiscal 2009, with an operating margin of 5.7%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 97% of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 31, 2009, Johnston & Murphy operated 157 retail shops and factory stores throughout the United States averaging approximately 1,675 square feet and selling footwear, luggage and accessories primarily for men, targeting business and professional customers. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy retail shops are located primarily in better malls nationwide and in airports and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Comparable store sales for Johnston & Murphy retail operations were down 10% for Fiscal 2009. Retail prices for Johnston & Murphy footwear generally range from $110 to $250. Casual and dress casual footwear accounted for 39% of total Johnston & Murphy retail sales in Fiscal 2009, with the balance consisting of dress shoes and accessories. Johnston & Murphy Group added three net new shops and factory stores in Fiscal 2009 and plans to open up to four net new shops and factory stores in Fiscal 2010.
Johnston & Murphy Wholesale Operations. In addition to Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy men’s footwear is sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100-$160.
Licensed Brands
The Licensed Brands segment accounted for approximately 6% of the Company’s net sales in Fiscal 2009. Operating income attributable to Licensed Brands was $11.9 million in Fiscal 2009, with an operating margin of 12.3%. Substantially all of the Licensed Brands sales are of footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed to men aged 30-55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90.
For further information on the Company’s business segments, see Note 16 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers in jurisdictions located in China, Italy, Mexico, Brazil, Indonesia, India, Peru and Portugal. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.

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
Trademarks and Licenses

The Company owns its Johnston & Murphy brand and the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on December 31, 2009, with a Company option to renew through December 31, 2012, subject to certain conditions. The Company met the conditions and has given notice of its intent to renew. Net sales of Dockers products were $92 million in Fiscal 2009 and $87 million in Fiscal 2008. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2009.
Wholesale Backlog

Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 28, 2009, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $28.6 million, compared to approximately $36.3 million on March 1, 2008. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees

Genesco had approximately 14,125 employees at January 31, 2009, approximately 110 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees, and approximately 7,500 of the Company’s employees were part-time.
Properties

At January 31, 2009, the Company operated 2,234 retail footwear and headwear stores throughout the United States and in Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
The Company operates six distribution centers (three of which are owned and three of which are leased) aggregating approximately 1,100,000 square feet. Four of the facilities are located in Tennessee, one in Indiana and one in Canada. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 78% of a 295,000 square foot building. The offices of the Company’s headwear operations, which are leased, are in a 43,000 square foot building in Indianapolis, Indiana. The offices and warehouse of the Company’s Impact Sports business, which are leased, are in a 52,000 square foot building in Deforest, Wisconsin.
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
Poor economic conditions affect consumer spending and may significantly harm our business, affecting our financial condition, liquidity, and results of operations.
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
Moreover, while the Company believes that its operating cash flows and its borrowing capacity under committed lines of credit will be more than adequate for its anticipated cash requirements, if the current economic downturn is more protracted or severe than currently anticipated, or if one or more of the Company’s revolving credit banks were to fail to honor its commitments under the Company’s credit lines, the Company could be required to modify its operations for increased cash flow or to seek alternative sources of liquidity. Additionally, holders of the Company’s 4 1/8% Convertible Subordinated Debentures have the option to require the Company to redeem them in June 2010. While the Company expects to have adequate cash or borrowing capacity available to redeem up to the full $86.2 million of outstanding debentures, negative variations from expected liquidity levels could require the Company to seek alternative financing on terms less favorable than those applicable to the debentures.
Finally, further deterioration in the Company’s market value, whether related to the Company’s operating performance or to further disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $111.7 million of goodwill on its Consolidated Balance Sheets at January 31, 2009, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.
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
We do not manufacture any of the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat business is dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they are unable because of economic conditions or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors.
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
We depend on a variety of information technology systems for the efficient functioning of our business and security of information. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave the Company vulnerable to security breaches. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives or to provide maintenance on existing systems.
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
As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. Because of current economic conditions, however, we intend to be more selective with respect to new locations, and to open stores at a slower pace than in recent years in Fiscal 2010. We increased our net store base by 236 in Fiscal 2007, 166 in Fiscal 2008 and 59 in Fiscal 2009, and currently plan to increase our net store base by no more than 15 stores in Fiscal 2010. We cannot assure you when we will resume a more aggressive store-opening pace or that, when we do, we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
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
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•	the timing of new store openings and renewals;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.
A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	consumer trends, such as less disposable income due the impact of economic conditions;

•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.
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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 15 to the Consolidated Financial Statements. If these similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and inadvertent violations could result in liability for damages or penalties.
If we lose key members of management or are unable to attract and retain the talent required for our business, our operating results could suffer.
Our performance depends largely on the efforts and abilities of members of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected future loss of services of one or more key members of our management team could have an adverse effect on our business. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management. If we are unable to do so, our ability to meet our operating goals may be compromised. Finally, our stores are decentralized, are managed through a network of geographically dispersed management personnel and historically experience a high degree of turnover. If we are for any reason unable to maintain appropriate controls on store operations, including the ability to control losses resulting from inventory and cash shrinkage, our sales and operating margins may be adversely affected. We cannot assure you that we will be able to attract and retain the personnel we need in the future.
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
ITEM 1B, UNRESOLVED STAFF COMMENTS

None.
ITEM 2, PROPERTIES

See Item 1, Business — Properties.
ITEM 3, LEGAL PROCEEDINGS

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million. On April 10, 2008, the EPA sent special notice letters under Section 122(e) of the Comprehensive Environmental Response, Compensation and Liability Act to the Company and the property owner, inviting the recipients to make good faith offers to finance or conduct remediation pursuant to the Record of Decision. The Company has responded to the special notice letter with an offer to implement the remedial action required by the Record of Decision (at a cost estimated by EPA of $4.5 million) and to pay a lump sum of $4.1 million in satisfaction of any obligations for future operating, maintenance and monitoring costs. The Company provided for the estimated costs of its offer in the second quarter of Fiscal 2009. The EPA has not accepted the Company’s offer and there can be no assurance that future negotiations with or administrative action by the EPA or future changes in cost estimates will not involve costs in addition to those the Company has provided for.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiffs complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000.
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
Other Environmental Matters
The Company received a letter dated March 19, 2008 from the Tennessee Department of Environment and Conservation inquiring about waste disposal practices at a former Company facility in Tullahoma, Tennessee. In April 2008, the Company advised the Department that it had no information concerning any disposal at the site.

The Company received a letter dated August 19, 2008, from EPA stating that it considers the Company to be a PRP for a landfill in Calvert City, Kentucky, which is a Superfund site. The Company joined a joint defense group made up of PRPs who allegedly contributed waste to the landfill. More than 400 companies and governmental agencies or departments have been designated as PRPs. Based upon current estimates of the total liability associated with the site and of the Company’s allocated share, the Company does not expect costs related to the site to be material to its financial condition or results of operations.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.0 million as of January 31, 2009 and $7.8 million as of February 2, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $9.4 million reflected in Fiscal 2009, $2.9 million reflected in Fiscal 2008 and $1.1 million reflected in Fiscal 2007. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Earnings.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On June 18, 2007, the Company announced that the boards of directors of Genesco and The Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash. On September 21, 2007, the Company filed suit against The Finish Line in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company (the “Tennessee Action”). UBS Securities LLC and UBS Loan Finance LLC (collectively, “UBS”) subsequently intervened as a defendant in the Tennessee Action, filed an answer to the amended complaint and a counterclaim asserting fraud against the Company.
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
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. In its order, the Court rejected UBS’s and The Finish Line’s claims of fraud and misrepresentation and declared that all conditions to the Merger Agreement had been met. The Court also declared that The Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered The Finish Line to close the merger pursuant to section 1.2 of the Merger Agreement, to use its reasonable best efforts to take all actions to consummate the merger as required by section 6.4(d) of the Merger Agreement, and to use its reasonable best efforts to obtain financing as per section 6.8(a) of the Merger Agreement. The Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination by the New York Court in the New York Action filed by UBS.
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
Investigation by the Office of the U.S. Attorney for the Southern District of New York
On November 21, 2007, the Company received a grand jury subpoena from the Office of the U.S. Attorney for the Southern District of New York for documents relating to the Company’s negotiations and merger agreement with The Finish Line. The subpoena states that the documents were sought in connection with alleged violations of federal fraud statutes. The Company cooperated fully with the U.S. Attorney’s Office and produced documents pursuant to the subpoena.
In re Genesco Inc. Securities Litigation
On December 5, 2007, a class action complaint styled Roeglin v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and four of its officers in the U.S. District Court for the Middle District of Tennessee. The complaint alleges that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It sought unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations.
On December 13, 2007, a second class action complaint styled Koshti v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and three of its officers in the U.S. District Court for the Middle District of Tennessee. The Complaint alleges that the defendants violated federal securities laws by failing to disclose material adverse facts about the Company’s financial well being and prospects during the class period. The complaint seeks unspecified damages and interest, costs and attorneys’ fees and other relief. On January 22, 2008, the U.S. District Court entered a stipulation and Order consolidating the Koshti case with the Roeglin case. On December 29, 2008, the Court entered an Order of Dismissal Without Prejudice, dismissing the consolidated cases.
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
California Matters
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. On February 21, 2007, the court granted leave for the plaintiff to file an amended complaint adding the Company’s wholly-owned subsidiary, Hat World, Inc., as a defendant. On April 15, 2008, the parties reached an agreement to settle the action pursuant to which the Company paid approximately $700,000 to settle the matter.
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
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art. On January 21, 2009, the examiner issued a final office action again rejecting all of the claims in the patent.
ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2009.
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
Hal N. Pennington, 71, Chairman. Mr. Pennington has served in various roles during his 47 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 1999, president as of November 2000, chief executive officer as of April 2002 and chairman as of October 2004.

Robert J. Dennis, 55, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s newly acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.
James S. Gulmi, 63, Senior Vice President — Finance, Chief Financial Officer and Treasurer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996 and renamed Treasurer in August 2008.
James C. Estepa, 57, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Underground Station.
Jonathan D. Caplan, 55, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
Kenneth J. Kocher, 43, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
John W. Clinard, 61, Senior Vice President — Administration and Human Resources. Mr. Clinard has served in various human resources capacities during his 37 year tenure with Genesco. He was named vice president — human resources in June 1997. He was named vice president administration and human resources in November 2000. He was named senior vice president administration and human resources in October 2006.
Roger G. Sisson, 45, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.

Mimi Eckel Vaughn, 42, Senior Vice President, Strategy and Business Development. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.
Paul D. Williams, 54, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.
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

Fiscal Year ended February 2
		High	Low
2008	1st Quarter	$51.30	$34.57
	2nd Quarter	54.15	47.09
	3rd Quarter	52.06	41.00
	4th Quarter	45.67	24.98

Fiscal Year ended January 31
		High	Low
2009	1st Quarter	$33.50	$18.76
	2nd Quarter	31.91	20.33
	3rd Quarter	38.74	18.99
	4th Quarter	25.08	10.37
There were approximately 4,700 common shareholders of record on March 20, 2009.
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Notes 8 and 10 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs” for information regarding restrictions on dividends and redemptions of capital stock.

The following table provides information relating to the Company’s repurchase of common stock for the fourth quarter of Fiscal 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units)	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands)

November 2008
11-2-08 to 11-29-08(1)	117	$22.12	-0-	$-0-
December 2008
11-30-08 to 12-27-08(1)	223	$16.75	-0-	$-0-
January 2009
12-28-08 to 1-31-09	-0-	-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.
Stock Performance Graph
Refer to the Company’s 2009 Annual Report to Shareholders which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA

Financial Summary
In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2009	2008	2007	2006	2005

Results of Operations Data
Net sales	$1,551,562	$1,502,119	$1,460,478	$1,283,876	$1,112,681
Depreciation	46,757	45,114	40,306	34,622	31,266
Earnings from operations	263,192	45,161	121,045	112,827	88,064
Earnings before income taxes from continuing operations	253,782	32,735	111,118	102,470	77,102
Earnings from continuing operations	158,099	8,488	68,247	62,626	48,460
(Provision for) earnings from discontinued operations, net	(5,463)	(1,603)	(601)	60	(211)

Net earnings	$152,636	$6,885	$67,646	$62,686	$48,249

Per Common Share Data
Earnings from continuing operations
Basic	$8.21	$.37	$3.00	$2.73	$2.19
Diluted	6.72	.36	2.61	2.38	1.92
Discontinued operations
Basic	(.28)	(.07)	(.02)	.01	(.01)
Diluted	(.23)	(.07)	(.02)	.00	(.01)
Net earnings
Basic	7.93	.30	2.98	2.74	2.18
Diluted	6.49	.29	2.59	2.38	1.91

Balance Sheet Data
Total assets	$818,027	$804,556	$729,373	$686,118	$635,571
Long-term debt	118,520	155,220	109,250	106,250	161,250
Non-redeemable preferred stock	5,203	5,338	6,602	6,695	7,474
Common shareholders’ equity	441,731	416,077	398,624	342,056	264,591
Capital expenditures	49,420	80,662	73,287	56,946	39,480

Financial Statistics
Earnings from operations as a percent of net sales	17.0%	3.0%	8.3%	8.8%	7.9%
Book value per share (common shareholders’ equity divided by common shares outstanding)	$22.95	$18.25	$17.53	$14.71	$11.79
Working capital (in thousands)	$259,137	$238,093	$200,330	$184,986	$176,245
Current ratio	2.9	2.6	2.5	2.2	2.4
Percent long-term debt to total capitalization	21.0%	26.9%	21.2%	23.4%	37.2%

Other Data (End of Year)
Number of retail outlets*	2,234	2,175	2,009	1,773	1,618
Number of employees**	14,125	13,950	12,750	11,100	9,600

*	Includes 49 Hat Shack stores in Fiscal 2007 acquired January 11, 2007, 486 Hat World stores in Fiscal 2005 acquired April 1, 2004 and 17 Cap Connection stores in Fiscal 2005 acquired July 1, 2004. See Note 3 to the Consolidated Financial Statements.

**	Includes the addition of over 2,800 Hat World employees in Fiscal 2005 due to the acquisition.
Reflected in earnings from continuing operations for Fiscal 2009 was a $204.1 million gain on the settlement of merger-related litigation.
Reflected in earnings from continuing operations for Fiscal 2009 and 2008 were $8.0 million and $27.6 million, respectively, in merger-related costs and litigation expenses. These expenses were deductible for tax purposes in Fiscal 2009. See Notes 2 and 15 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2009, 2008, 2007, 2006 and 2005 were restructuring and other charges of $7.5 million, $9.7 million, $1.1 million, $2.3 million and $1.2 million, respectively. See Note 4 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2005 was a favorable tax settlement of $0.5 million and tax benefits of $0.2 million resulting from the reversal of previously accrued income taxes.
Long-term debt includes current obligations. In December 2006, the Company entered into an amended and restated credit agreement in the aggregate principal amount of $200.0 million. In April 2004, the Company entered into a credit facility totaling $175.0 million. Included in the facility was a $100.0 million term loan used to fund a portion of the Hat World acquisition. See Note 8 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
The Company has not paid dividends on its Common Stock since 1973. See Notes 8 and 10 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Capital Needs” for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include continuing weakness in the consumer economy, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign currency exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, competition in the Company’s markets and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for our shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation and environmental matters involving the Company. For a discussion of additional risk factors, See Item 1A, Risk Factors.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,234 retail footwear and headwear stores throughout the United States and, in Puerto Rico and Canada as of January 31, 2009. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised primarily of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Kids and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports team dealer business acquired in November 2008; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,925 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,800 square feet. The Company has previously announced its intentions eventually to close the remaining Jarman stores or to convert them into Underground Station stores. The Company also plans to shorten the average lease life of the Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
The Hat World Group stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Hat World Group locations average approximately 775 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Hat World Group.
Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy shops average approximately 1,425 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation.
The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers® brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and in certain other Latin American countries. The Dockers license agreement was renewed November 1, 2006. The Dockers license agreement, as amended, expires on December 31, 2009, with a Company option to renew through December 31, 2012, subject to certain conditions. The Company met the conditions and has given notice of its intent to renew. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors. Additionally, the pace of the Company’s growth and the implementation of its long-term strategic plan may be negatively affected by economic conditions, and the Company has announced that it intends to slow the pace of new store openings and to focus on inventory management and cash flow until economic conditions improve. Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the current recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Results of Operations
The Company’s net sales increased 3.3% during Fiscal 2009 compared to Fiscal 2008. The increase was driven primarily by a 7% increase in Journeys Group sales, a 7% increase in Hat World Group sales and a 4% increase in Licensed Brands sales, offset by an 11% decrease in Underground Station Group sales and an 8% decrease in Johnston & Murphy Group sales. Gross margin increased as a percentage of net sales during Fiscal 2009, primarily due to margin increases in the Journeys Group and Hat World Group offset by margin decreases in Underground Station Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2009, reflecting lower merger-related expenses and decreases as a percentage of net sales in the Underground Station Group and Licensed Brands, offset by increases as a percentage of net sales in the Journeys Group, Hat World Group and Johnston & Murphy Group. Last year’s selling and administrative expenses included $27.6 million of merger-related expenses compared to $8.0 million in Fiscal 2009. Earnings from operations increased as a percentage of net sales during Fiscal 2009, primarily due to the gain on the settlement of merger-related litigation, the reduction in merger-related expenses and to an increase in earnings from operations in the Hat World Group and Licensed Brands as well as a smaller loss in the Underground Station Group, offset by decreased earnings from operations in the Johnston & Murphy Group and Journeys Group.

Significant Developments
Impact Sports Acquisition
In the fourth quarter of Fiscal 2009, Hat World acquired the assets of Impact Sports, a dealer of branded athletic and team products for college and high school teams, for a purchase price of $5.1 million plus assumed debt of $1.3 million funded from borrowings under the Credit Facility.
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement.
During Fiscal 2009 and 2008, the Company expensed $8.0 million and $27.6 million, respectively, in merger-related litigation costs. The total merger-related litigation costs for Fiscal 2008 of $27.6 million were tax deductible in Fiscal 2009 and resulted in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 15 to the Consolidated Financial Statements.
Restructuring and Other Charges
The Company recorded a total pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.
The Company recorded a total pretax charge to earnings of $10.6 million in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. The asset impairments reflected deterioration in the urban market as well as underperforming stores in some of the Company’s other markets. Also included in the charge was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.
The Company recorded a pretax charge to earnings of $1.1 million in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.

Postretirement Benefit Liability Adjustments
The return on pension plan assets was a loss of $28.0 million for Fiscal 2009 compared to a gain of $9.2 million in Fiscal 2008. The discount rate used to measure benefit obligations increased from 5.875% to 6.875% in Fiscal 2009. As a result of the decrease in return on plan assets offset by the increase in the discount rate, the pension liability increased to $26.0 million reflected in the Consolidated Balance Sheets compared to $6.6 million in Fiscal 2008. There was an increase in the pension liability adjustment of $13.4 million (net of tax) in accumulated other comprehensive loss in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
Share Repurchase Program
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation discussed above under the heading “Terminated Merger Agreement.” The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009.
Discontinued Operations
For the year ended January 31, 2009, the Company recorded an additional charge to earnings of $9.0 million ($5.5 million net of tax) reflected in discontinued operations, including $9.4 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.4 million gain for excess provisions to prior discontinued operations. For additional information, see Note 15 to the Consolidated Financial Statements.
For the year ended February 2, 2008, the Company recorded an additional charge to earnings of $2.6 million ($1.6 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations. For additional information, see Note 15 to the Consolidated Financial Statements.
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations. For additional information, see Note 15 to the Consolidated Financial Statements.
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
Inherent in the retail inventory method are subjective judgments and estimates including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates. A change of 10 percent from the recorded amounts for all such provisions would have changed inventory by $1.2 million at January 31, 2009.
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
The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value by an equal weighting of the results arrived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
If the carrying value of the business unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of business unit goodwill to the carrying value of the goodwill in the same manner as if the business unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the business unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used is consistent with the risks inherent in its business and with industry discount rates. The Company performed sensitivity analyses on its estimated fair value using the income approach. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would not result in impairment of its goodwill.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $9.4 million reflected in Fiscal 2009, $2.9 million reflected in Fiscal 2008 and $1.1 million reflected in Fiscal 2007. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns and allowances are based on historical returns and allowances. Actual returns and allowances have not differed materially from estimates. Actual returns and allowances in any future period may differ from historical experience.
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established, or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Earnings.
Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.
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
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87,

“Employers’ Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change of SFAS No. 158 as of January 31, 2009. SFAS No. 158 required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million.
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
Long Term Rate of Return Assumption — Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2009, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million.
Discount Rate — Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 6.875%, 5.875% and 5.75% for Fiscal 2009, 2008 and 2007, respectively. The discount rate at January 31, 2009 was determined based on a Mercer yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2009, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.8 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.9 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.4 million and the accumulated benefit obligation would have decreased by $5.4 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $6.0 million and the accumulated benefit obligation would have increased by $6.0 million.

Amortization of Gains and Losses — The significant declines experienced in the financial markets have unfavorably impacted pension asset performance. The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2009, the Company had unrecognized actuarial losses of $49.5 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently four and a half years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $1.4 million, $3.1 million and $3.4 million in Fiscal 2009, 2008 and 2007, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to decrease in Fiscal 2010 by approximately $0.6 million due to the net effect of an increase in the discount rate from 5.875% to 6.875% and a smaller actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For Fiscal 2009, 2008 and 2007, share-based compensation expense was $1.7 million, $3.2 million and $4.1 million, respectively. For Fiscal 2009, 2008 and 2007, restricted stock expense was $6.3 million, $4.6 million and $3.4 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Share-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience. See Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s share-based compensation plans.

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
Results of Operations — Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales for Fiscal 2009 increased 3.3% to $1.55 billion from $1.50 billion in Fiscal 2008. The increase in net sales was a result of a higher number of stores in operation and an increase in comparable store sales in the Journeys Group and Hat World Group and increased Licensed Brands sales, offset by lower sales in the Underground Station Group stores, reflecting fewer stores in operation and flat comparable store sales, and Johnston & Murphy Group, reflecting generally challenging economic conditions and a difficult retail environment. Gross margin increased 3.8% to $780.0 million in Fiscal 2009 from $751.2 million in Fiscal 2008 and increased as a percentage of net sales from 50.0% to 50.3%. Selling and administrative expenses in Fiscal 2009 increased 2.4% from Fiscal 2008 but decreased as a percentage of net sales from 46.4% to 46.0%, primarily as a result of lower merger-related expenses. Expenses in Fiscal 2009 included $8.0 million of merger-related litigation expenses and Fiscal 2008 included $27.6 million in merger-related litigation expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for Fiscal 2009 were $253.8 million compared to $32.7 million for Fiscal 2008. Pretax earnings for Fiscal 2009 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $7.7 million including $8.6 million for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters offset by a $3.8 million gain on a lease termination transaction. Also included in pretax earnings was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings. Pretax earnings for Fiscal 2009 also included $8.0 million in merger-related expenses. Pretax earnings for Fiscal 2008 included restructuring and other charges of $10.6 million, including $8.7 million of charges for asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. Also included in pretax earnings was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings. Pretax earnings for Fiscal 2008 also included $27.6 million in expenses relating to the merger agreement with The Finish Line and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina.
Net earnings for Fiscal 2009 were $152.6 million ($6.49 diluted earnings per share) compared to $6.9 million ($0.29 diluted earnings per share) for Fiscal 2008. Net earnings for Fiscal 2009 includes $5.5 million ($0.23 diluted earnings per share) charge to earnings (net of tax), including $5.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2008 included $1.6 million ($0.07 diluted earnings per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 37.7% for Fiscal 2009 compared to 74.1% for Fiscal 2008. The variance in the effective tax rate for Fiscal 2009 compared to Fiscal 2008 is primarily attributable to transaction costs incurred in the prior period that were deductible in the later period, as well as to issues related to the settlement of merger-related litigation. See Notes 11 and 15 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$760,008	$713,366	6.5%
Earnings from operations	$49,050	$51,097	(4.0)%
Operating margin	6.5%	7.2%
Net sales from Journeys Group increased 6.5% to $760.0 million for Fiscal 2009 from $713.4 million for Fiscal 2008. The increase reflects primarily a 9% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) and a 1% increase in comparable store sales. The comparable store sales increase reflects a 1% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes reflecting changes in product mix. Total unit sales increased 7% during the same period. The store count for Journeys Group was 1,012 stores at the end of Fiscal 2009, including 141 Journeys Kidz stores and 55 Shi by Journeys stores, compared to 967 Journeys Group stores at the end of Fiscal 2008, including 115 Journeys Kidz stores and 47 Shi by Journeys stores.
Journeys Group earnings from operations for Fiscal 2009 decreased 4.0% to $49.1 million, compared to $51.1 million for Fiscal 2008. The decrease was primarily attributable to increased expenses as a percentage of net sales, reflecting increased rent from new stores, lease renewals and relocation from smaller, volume constrained locations to bigger stores, as well as increased bonus accruals based on improved performance for bonus purposes.
Underground Station Group

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$110,902	$124,002	(10.6)%
Loss from operations	$(5,660)	$(7,710)	26.6%
Operating margin	(5.1)%	(6.2)%

Net sales from the Underground Station Group decreased 10.6% to $110.9 million for Fiscal 2009 from $124.0 million for Fiscal 2008. The decrease reflects a 14% decrease in average Underground Station Group stores operated related to the Company’s strategy of closing Jarman stores and the plan announced in May 2007 to close or convert up to 49 Underground Station Group stores. Unit sales decreased 7% during Fiscal 2009. Comparable store sales were flat for Underground Station Group for the year. The flat comparable store sales reflect a 6% increase in footwear unit comparable sales, offset by a 4% decrease in the average price per pair of shoes, reflecting changes in product mix in part due to more women’s and children’s products, and increased markdowns. Underground Station Group operated 180 stores at the end of Fiscal 2009. The Company had operated 192 Underground Station Group stores at the end of Fiscal 2008. The Company plans to continue to shorten the average lease life of the Underground Station stores, close certain underprforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
Underground Station Group loss from operations for Fiscal 2009 improved to $(5.7) million compared to $(7.7) million for the same period last year. The improvement was due to decreased expenses as a percentage of net sales from store closings and actions taken for improved expense control.
Hat World Group

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$405,446	$378,913	7.0%
Earnings from operations	$36,670	$31,987	14.6%
Operating margin	9.0%	8.4%
Net sales from the Hat World Group increased 7.0% to $405.4 million for Fiscal 2009 from $378.9 million for Fiscal 2008. The increase reflects primarily a 5% increase in average stores operated and a 2% increase in comparable store sales. Hat World Group operated 885 stores at the end of Fiscal 2009, including 50 stores in Canada, compared to 862 stores at the end of Fiscal 2008, including 34 stores in Canada.
Hat World Group earnings from operations for Fiscal 2009 increased 14.6% to $36.7 million compared to $32.0 million for Fiscal 2008. The increase in operating income was primarily due to increased net sales and increased gross margin as a percentage of net sales primarily reflecting fewer off-priced sales, increased vendor discounts and growth in higher margin areas.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$177,963	$192,487	(7.5)%
Earnings from operations	$10,069	$19,807	(49.2)%
Operating margin	5.7%	10.3%
Johnston & Murphy Group net sales decreased 7.5% to $178.0 million for Fiscal 2009 from $192.5 million for Fiscal 2008, reflecting primarily a 10% decrease in comparable store sales and a 7% decrease in Johnston & Murphy wholesale sales, partially offset by a 2% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 11% in Fiscal 2009, while the average price per pair of shoes increased 3% for the same period. Retail operations accounted for 74.2% of Johnston & Murphy Group sales in Fiscal 2009, unchanged from Fiscal 2008. The comparable store sales decrease in Fiscal 2009 reflects a 12% decrease in footwear unit comparable sales and a 1% decrease in average price per pair of shoes, primarily due to changes in product mix and increased markdowns. The store count for Johnston & Murphy retail operations at the end of Fiscal 2009 included 157 Johnston & Murphy shops and factory stores compared to 154 Johnston & Murphy shops and factory stores at the end of Fiscal 2008.
Johnston & Murphy earnings from operations for Fiscal 2009 decreased 49.2% to $10.1 million from $19.8 million for Fiscal 2008, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix and increased markdowns, and increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.
Licensed Brands

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$96,561	$92,706	4.2%
Earnings from operations	$11,925	$10,976	8.6%
Operating margin	12.3%	11.8%
Licensed Brands’ net sales increased 4.2% to $96.6 million for Fiscal 2009 from $92.7 million for Fiscal 2008. The sales increase reflects a 5% increase in sales of Dockers Footwear. Unit sales for Dockers Footwear increased 4% for Fiscal 2009 and the average price per pair of shoes increased 1% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2009 increased 8.6%, from $11.0 million for Fiscal 2008 to $11.9 million, primarily due to increased net sales and decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other for Fiscal 2009 had income of $161.1 million compared to expenses of $61.0 million for Fiscal 2008. Corporate income in Fiscal 2009 included a $204.1 million gain from the settlement of merger-related litigation partially offset by $7.7 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters offset by a gain on a lease termination transaction and $8.0 million in merger-related expenses. Corporate and other costs of sales for Fiscal 2009 included $0.2 million in excess markdowns related to lease terminations. Corporate expenses in Fiscal 2008 included $27.6 million in merger-related expenses and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina. Corporate and other expenses for Fiscal 2008 also included $9.7 million of restructuring and other charges, primarily for asset impairments and lease terminations, offset by excise tax refunds and an antitrust settlement. Corporate and other cost of sales for Fiscal 2008 included $0.9 million in excess markdowns related to Underground Station Group lease terminations.
Interest expense decreased 22.6% from $12.6 million in Fiscal 2008 to $9.7 million in Fiscal 2009, due to the cash received from the merger-related litigation settlement and improved operating cash flow, which decreased average revolver borrowings from $65.9 million in Fiscal 2008 to $27.7 million in Fiscal 2009.
Interest income increased from $0.1 million in Fiscal 2008 to $0.3 million in Fiscal 2009, due to the increase in average short-term investments as a result of the proceeds from the settlement of merger-related litigation.
Results of Operations — Fiscal 2008 Compared to Fiscal 2007
The Company’s net sales for Fiscal 2008 (52 weeks) increased 2.9% to $1.50 billion from $1.46 billion in Fiscal 2007 (53 weeks). Net sales for the 53rd week of Fiscal 2007 are estimated at $24.7 million, based on actual retail sales and estimated wholesale sales. Wholesale sales are recognized upon shipment. The Company believes that a portion of the shipments that occurred in the final week would have occurred during the quarter even if it had not included the final week. Its estimate of the amount of such sales is excluded from the estimate of sales for the 53rd week. Excluding the 53rd week in Fiscal 2007, the net sales increase from the adjusted 52-week period last year was approximately 5%. The increase in net sales was a result of a higher number of stores in operation offset by a decrease in comparable store sales in the Journeys Group, Underground Station Group and Hat World Group, reflecting generally challenging economic conditions and a difficult retail environment, especially in footwear. Gross margin increased 2.8% to $751.2 million in Fiscal 2008 from $730.8 million in Fiscal 2007 but was flat as a percentage of net sales at 50.0%. Selling and administrative expenses in Fiscal 2008 increased 14.4% from Fiscal 2007 and increased as a percentage of net sales from 41.7% to 46.4% including $27.6 million of expenses relating to the now-terminated merger agreement with The Finish Line, which accounted for 184 basis points of the increase. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

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
Net earnings for Fiscal 2008 were $6.9 million ($0.29 diluted earnings per share) compared to $67.6 million ($2.59 diluted earnings per share) for Fiscal 2007. Net earnings for Fiscal 2008 included $1.6 million ($0.07 diluted earnings per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2007 included $0.6 million ($0.02 diluted earnings per share) charge to earnings (net of tax), including $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 74.1% for Fiscal 2008 compared to 38.6% for Fiscal 2007. The variance in the effective tax rate for Fiscal 2008 compared to Fiscal 2007 is primarily attributable to non-deductible expenses incurred in connection with merger-related expenses and to FIN 48 adjustments. The merger agreement was terminated on March 3, 2008 and the Company believes that most of the $27.6 million in merger related costs and litigation expenses will be tax deductible in Fiscal 2009. See Notes 11 and 15 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		%
	2008	2007	Change
	(dollars in thousands)
Net sales	$713,366	$696,889	2.4%
Earnings from operations	$51,097	$83,835	(39.1)%
Operating margin	7.2%	12.0%
Net sales from Journeys Group increased 2.4% to $713.4 million for Fiscal 2008 from $696.9 million for Fiscal 2007. The increase reflects a 13% increase in average Journeys stores operated offset by a 4% decrease in comparable store sales. The comparable store sales decrease reflects a 2% decrease in footwear unit comparable sales and a 3% decrease in average price per pair of shoes. The average price decrease primarily reflects changes in product mix and increased markdowns. Total unit sales increased 5% during the same period. The store count for Journeys Group was 967 stores at the end of Fiscal 2008, including 115 Journeys Kidz stores and 47 Shi by Journeys stores, compared to 853 Journeys Group stores at the end of Fiscal 2007, including 73 Journeys Kidz stores and 12 Shi by Journeys stores.

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
Underground Station Group loss from operations for Fiscal 2008 was $(7.7) million compared to earnings from operations of $3.8 million for the same period in Fiscal 2007. The decrease was due to decreased net sales, increased expenses as a percentage of net sales reflecting negative leverage in expenses, particularly in store-related expenses from negative comparable store sales, and decreased gross margin as a percentage of net sales reflecting increased markdowns.

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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 31,	Feb. 2,	Feb 3,
	2009	2008	2007
	(dollars in millions)
Cash and cash equivalents	$17.7	$17.7	$16.7
Working capital	$259.1	$238.1	$200.3
Long-term debt	$118.5	$155.2	$109.3
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $179.1 million in Fiscal 2009 compared to $23.9 million in Fiscal 2008. The $155.2 million increase in cash flow from operating activities from last year reflects primarily the receipt of $175.0 million of cash proceeds of the merger-related litigation settlement and changes in inventory of $36.2 million, offset by a decrease in cash flow from changes in other accrued liabilities, prepaids and other current assets and accounts payable of $16.8 million, $10.9 million and $7.6 million, respectively. The $36.2 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth. The $16.8 million decrease in cash flow from other accrued liabilities was due to a reduction in accrued professional fees related to the terminated merger agreement and a reduction in accrued income taxes due to the Company being in a prepaid income tax position at the end of the year, offset by increased bonus accruals. The $10.9 million decrease in cash flow from prepaids and other current assets was due to increased prepaid income taxes. The $7.6 million decrease in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors.
The $3.3 million increase in inventories at January 31, 2009 from February 2, 2008 levels reflects an increase in wholesale inventory due to an inability to react quickly to the economic conditions as well as increases in inventory to support spring shipments, offset by a decrease in retail inventory due to efforts to align inventory growth with sales growth offset by inventory purchased to support the net increase of 59 stores in Fiscal 2009.
Accounts receivable at January 31, 2009 decreased $2.2 million compared to February 2, 2008, due primarily to decreased wholesale sales in the fourth quarter of Fiscal 2009 and lower tenant allowance receivables from the slow down in store openings.
Cash provided by operating activities was $23.9 million in Fiscal 2008 compared to $70.6 million in Fiscal 2007. The $46.7 million decrease in cash flow from operating activities reflects primarily a decrease in cash flow from a decrease in net earnings of $60.8 million and changes in inventory of $11.2 million, offset by an increase in cash flow from changes in other accrued liabilities and accounts payable of $11.0 million and $8.6 million, respectively, and an increase in impairment of long-lived assets of $6.8 million. The $11.2 million decrease in cash flow from inventory was due to increases in retail inventory from a weaker than planned holiday selling season and growth in our retail businesses with a net increase of 166 stores for Fiscal 2008. The $11.0 million increase in cash flow from other accrued liabilities was primarily due to a reduction in the change of accrued income and other taxes when compared to Fiscal 2007, combined with an increase in accrued professional fees and expenses relating to the merger agreement, and subsequent litigation, with The Finish Line. The $8.6 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.
The $39.5 million increase in inventories at February 2, 2008 from February 3, 2007 levels reflects a weaker than planned Fiscal 2008 holiday selling season in retail and inventory purchased to support the net increase of 166 stores in Fiscal 2008.
Accounts receivable at February 2, 2008 increased $0.3 million compared to February 3, 2007.
Cash used due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2009	2008	2007
	(in thousands)
Accounts payable	$(8,071)	$(430)	$(9,068)
Accrued liabilities	(17,694)	(923)	(11,962)

	$(25,765)	$(1,353)	$(21,030)

The fluctuations in cash provided due to changes in accounts payable for Fiscal 2009 from Fiscal 2008 and for Fiscal 2008 from Fiscal 2007 are due to changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for Fiscal 2009 from Fiscal 2008 was due primarily to a reduction in accrued professional fees and expenses related to the terminated merger agreement and a reduction in accrued taxes due to the Company being in a prepaid tax position, offset by higher bonus accruals and the change in accrued liabilities for Fiscal 2008 from Fiscal 2007 was due primarily to a reduction in the change in accrued income and other tax accruals and increased accrued professional fees and expenses relating to the terminated merger agreement, and subsequent litigation, with The Finish Line.
The Company has a revolving credit facility (the “Credit Facility”) entered into on December 1, 2006, in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. Revolving credit borrowings averaged $27.7 million during Fiscal 2009 and $65.9 million during Fiscal 2008. The reduction in average borrowings was due to cash received in the first quarter of Fiscal 2009 from the merger-related litigation settlement. The Company funded its seasonal working capital requirements and its capital expenditures in Fiscal 2009 from the cash proceeds of the settlement.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 31, 2009.

	Payments Due by Period
					More
		Less than 1	1-3	3-5	than 5
(in thousands)	Total	year	years	years	years
Contractual Obligations
Long-Term Debt	$118,520	$-0-	$32,300	$-0-	$86,220
Interest on Long-Term Debt(1)	51,586	3,557	7,114	7,114	33,801
Capital Lease Obligations	322	187	122	2	11
Operating Lease Obligations	1,020,653	162,740	294,378	242,401	321,134
Purchase Obligations(2)	249,888	249,888	-0-	-0-	-0-
Other Long-Term Liabilities	1,481	200	399	375	507

Total Contractual Obligations(3)	$1,442,450	$416,572	$334,313	$249,892	$441,673

	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1-3	3-5	than 5
(in thousands)	Committed	year	years	years	years
Commercial Commitments
Letters of Credit	$13,470	$13,470	$-0-	$-0-	$-0-

Total Commercial Commitments	$13,470	$13,470	$-0-	$-0-	$-0-

(1)	Includes interest to maturity on the $86.2 million 4 1/8% subordinated convertible debentures due June 2023. Excludes interest on revolver borrowings since the line of credit is subject to almost daily repayment or borrowing activity and as such does not readily lend itself to computing anticipated interest expense.

(2)	Open purchase orders for inventory.

(3)	Excludes FIN 48 liabilities of $13.5 million due to their uncertain nature in timing of payments.
Capital Expenditures
Capital expenditures were $49.4 million, $80.7 million and $73.3 million for Fiscal 2009, 2008 and 2007, respectively. The $31.3 million decrease in Fiscal 2009 capital expenditures as compared to Fiscal 2008 resulted primarily from the decrease in retail store capital expenditures due to 102 new store openings in Fiscal 2009 compared to 229 new store openings in Fiscal 2008. The $7.4 million increase in Fiscal 2008 capital expenditures as compared to Fiscal 2007 resulted primarily from the increase in retail store capital expenditures due to 229 new store openings in Fiscal 2008 and increased major store renovations.
Total capital expenditures in Fiscal 2010 are expected to be approximately $48.6 million. These include retail capital expenditures of up to $43.0 million to open up to 12 Journeys stores, 10 Journeys Kidz stores, 3 Shi by Journeys stores, 7 Johnston & Murphy shops and factory stores and 40 Hat World Group stores including 15 stores in Canada and to complete approximately 157 major store renovations and installing new POS equipment in all the Journeys and Journeys Kidz retail stores. Due to current economic conditions, the Company intends to be more selective with respect to new store locations. The Company will open stores at a slower pace in 2010. The planned amount of capital expenditures in Fiscal 2010 for wholesale operations and other purposes is approximately $5.6 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company plans to borrow under its Credit Facility to support seasonal working capital requirements during Fiscal 2010. The approximately $9.4 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the Credit Facility during Fiscal 2010. Additionally, holders of the Company’s 4 1/8% Convertible Subordinated Debentures have the option to require the Company to redeem them in June 2010 (Fiscal 2011 for the Company). While the Company expects to have adequate cash or borrowing capacity available to redeem up to the full $86.2 million of outstanding debentures, negative variations from expected liquidity levels could require the Company to seek alternative financing on terms less favorable than those applicable to the debentures.
There were $13.5 million of letters of credit outstanding and $32.3 million revolver borrowings outstanding under the Credit Facility at January 31, 2009. Net availability under the facility was $154.2 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $154.2 million at January 31, 2009. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at January 31, 2009.
The Credit Facility prohibits the payment of dividends and other restricted payments (including stock repurchases) unless after such dividend or restricted payment (i) availability is between $30.0 million and $50.0 million, the fixed charge coverage is greater than 1.0 to 1.0 or (ii) availability under the credit facility exceeds $50.0 million. The Company’s management does not expect availability under the Credit Facility to fall below $50.0 million during Fiscal 2010.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $198,000.
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of the merger-related litigation with The Finish Line and UBS. See Notes 2 and 15 to the Consolidated Financial Statements. The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. In total, the Company has repurchased 12.2 million shares at a cost of $194.3 million from all authorizations as of January 31, 2009.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $9.4 million reflected in Fiscal 2009, $2.9 million reflected in Fiscal 2008 and $1.1 million reflected in Fiscal 2007. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company’s outstanding long-term debt of $86.2 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates. The Company also has $32.3 million outstanding under its Credit Facility at a weighted average interest rate of 3.25%. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $32.3 million revolving credit debt.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 31, 2009. As a result, the Company considers the interest rate market risk implicit in these investments at January 31, 2009 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At January 31, 2009, the Company did not have any outstanding forward foreign exchange contracts. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.
Accounts Receivable — The Company’s accounts receivable balance at January 31, 2009 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16% and another customer accounted for 10% of the Company’s trade accounts receivable balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of January 31, 2009. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at January 31, 2009, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2010 would not be material.
New Accounting Principles
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
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157,” (“FSP 157-b”). FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP. See Note 7 to the Consolidated Financial Statements for additional information.

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
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company plans to adopt FSP APB 14-1 as of February 1, 2009. The Company expects to record an increase in non-cash interest expense of $3.4 million for 2010.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009 and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1, 11, 12 and 14 to the consolidated financial statements, in fiscal 2008 the Company changed its method of accounting for income tax contingencies, and in fiscal 2007 the Company changed its method of accounting for shared-based payments and its method of accounting for defined benefit pension and other postretirement benefit plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2009

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End

Assets	2009	2008

Current Assets
Cash and cash equivalents	$17,672	$17,703
Accounts receivable, net of allowances of $3,052 at January 31, 2009 and $1,767 at February 2, 2008	23,744	24,275
Inventories	306,078	300,548
Deferred income taxes	15,083	18,702
Prepaids and other current assets	35,542	22,439

Total current assets	398,119	383,667

Property and equipment:
Land	4,863	4,861
Buildings and building equipment	17,990	17,165
Computer hardware, software and equipment	79,255	76,700
Furniture and fixtures	99,954	93,703
Construction in progress	7,044	9,120
Improvements to leased property	274,613	263,184

Property and equipment, at cost	483,719	464,733
Accumulated depreciation	(244,038)	(217,492)

Property and equipment, net	239,681	247,241

Deferred income taxes	7,132	2,641
Goodwill	111,680	107,618
Trademarks	51,749	51,403
Other intangibles, net of accumulated amortization of $8,250 at January 31, 2009 and $7,426 at February 2, 2008	2,082	1,486
Other noncurrent assets	7,584	10,500

Total Assets	$818,027	$804,556

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End

Liabilities and Shareholders’ Equity	2009	2008

Current Liabilities
Accounts payable	$73,143	$75,302
Accrued employee compensation	15,780	13,715
Accrued other taxes	11,254	10,576
Accrued income taxes	634	4,725
Other accrued liabilities	28,727	35,470
Provision for discontinued operations	9,444	5,786

Total current liabilities	138,982	145,574

Long-term debt	118,520	155,220
Pension liability	25,968	6,572
Deferred rent and other long-term liabilities	81,499	74,067
Provision for discontinued operations	6,124	1,708

Total liabilities	371,093	383,141

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,203	5,338
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:January 31, 2009 — 19,731,979/19,243,515 February 2, 2008 — 23,284,741/22,796,277	19,732	23,285
Additional paid-in capital	38,230	117,629
Retained earnings	432,324	309,030
Accumulated other comprehensive loss	(30,698)	(16,010)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	446,934	421,415

Total Liabilities and Shareholders’ Equity	$818,027	$804,556

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Earnings
In Thousands, except per share amounts

	Fiscal Year
	2009	2008	2007

Net sales	$1,551,562	$1,502,119	$1,460,478
Cost of sales	771,580	750,904	729,643
Selling and administrative expenses	713,365	696,352	608,685
Gain from settlement of merger-related litigation	(204,075)	-0-	-0-
Restructuring and other, net	7,500	9,702	1,105

Earnings from operations	263,192	45,161	121,045

Interest expense, net:
Interest expense	9,732	12,570	10,488
Interest income	(322)	(144)	(561)

Total interest expense, net	9,410	12,426	9,927

Earnings before income taxes from continuing operations	253,782	32,735	111,118
Income tax expense	95,683	24,247	42,871

Earnings from continuing operations	158,099	8,488	68,247
Provision for discontinued operations, net	(5,463)	(1,603)	(601)

Net Earnings	$152,636	$6,885	$67,646

Basic earnings per common share:
Continuing operations	$8.21	$.37	$3.00
Discontinued operations	$(0.28)	$(.07)	$(.02)
Net earnings	$7.93	$.30	$2.98
Diluted earnings per common share:
Continuing operations	$6.72	$.36	$2.61
Discontinued operations	$(0.23)	$(.07)	$(.02)
Net earnings	$6.49	$.29	$2.59

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$152,636	$6,885	$67,646
Tax benefit of stock options exercised	(157)	(694)	(2,405)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	46,757	45,114	40,306
Receipt of Finish Line stock	(29,075)	-0-	-0-
Deferred income taxes	7,837	(12,683)	(6,129)
Provision for losses on accounts receivable	1,079	137	274
Impairment of long-lived assets	8,570	8,722	1,921
Share-based compensation and restricted stock	8,031	7,851	7,413
Provision for discontinued operations	9,006	2,633	988
Other	2,682	2,643	1,509
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	2,156	(349)	(3,080)
Inventories	(3,330)	(39,511)	(28,357)
Prepaids and other current assets	(13,052)	(2,174)	1,593
Accounts payable	(8,071)	(430)	(9,068)
Other accrued liabilities	(17,694)	(923)	(11,962)
Other assets and liabilities	11,728	6,722	9,917

Net cash provided by operating activities	179,103	23,943	70,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,420)	(80,662)	(73,287)
Acquisitions, net of cash acquired	(4,484)	(34)	(16,569)
Proceeds from sale of property and equipment	16	6	6

Net cash used in investing activities	(53,888)	(80,690)	(89,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,330)	-0-	(21,600)
Payments of capital leases	(184)	(210)	(4)
Borrowings under revolving credit facility	295,400	365,000	262,000
Payments on revolving credit facility	(332,100)	(319,000)	(239,000)
Tax benefit of stock options exercised	157	694	2,405
Shares repurchased	(90,903)	-0-	(32,088)
Change in overdraft balances	2,420	10,649	(1,477)
Dividends paid on non-redeemable preferred stock	(198)	(217)	(256)
Exercise of stock options and issue shares — Employee Stock Purchase Plan	1,492	795	6,779
Financing costs paid	-0-	-0-	(1,187)

Net cash (used in) provided by financing activities	(125,246)	57,711	(24,428)

Net (Decrease) Increase in Cash and Cash Equivalents	(31)	964	(43,712)
Cash and cash equivalents at beginning of year	17,703	16,739	60,451

Cash and cash equivalents at end of year	$17,672	$17,703	$16,739

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$9,059	$11,448	$9,730
Income taxes	91,833	37,560	51,053
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 28, 2006	$ 6,695	$23,748	$123,137	$239,232	$ (26,204)	$(17,857)		$348,751

Net earnings	-0-	-0-	-0-	67,646	-0-	-0-	$67,646	67,646
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(256)	-0-	-0-	-0-	(256)
Exercise of stock options	-0-	357	6,101	-0-	-0-	-0-	-0-	6,458
Issue shares — Employee Stock Purchase Plan	-0-	10	311	-0-	-0-	-0-	-0-	321
Shares repurchased	-0-	(1,062)	(31,026)	-0-	-0-	-0-	-0-	(32,088)
Employee and non-employee restricted stock	-0-	182	3,164	-0-	-0-	-0-	-0-	3,346
Share-based compensation	-0-	-0-	4,067	-0-	-0-	-0-	-0-	4,067
Tax benefit of stock options exercised	-0-	-0-	2,405	-0-	-0-	-0-	-0-	2,405
Gain on foreign currency forward contracts (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	848	-0-	848	848
Loss on interest rate swaps (net of tax benefit of $0.2 million)	-0-	-0-	-0-	-0-	(218)	-0-	(218)	(218)
Pension liability adjustment (net of tax of $3.2 million)	-0-	-0-	-0-	-0-	5,094	-0-	5,094	5,094
Cumulative adjustment to adopt SFAS No. 158 (net of tax benefit of $0.5 million)	-0-	-0-	-0-	-0-	(802)	-0-	-0-	(802)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(45)	-0-	(45)	(45)
Other	(93)	(5)	(203)	-0-	-0-	-0-	-0-	(301)

Comprehensive income							$73,325

Balance February 3, 2007	6,602	23,230	107,956	306,622	(21,327)	(17,857)		405,226

Cumulative effect of change in accounting principle (see Note 11)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	6,885	-0-	-0-	6,885	6,885
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30

Comprehensive income							$12,202

Balance February 2, 2008	5,338	23,285	117,629	309,030	(16,010)	(17,857)		421,415

Net earnings	-0-	-0-	-0-	152,636	-0-	-0-	152,636	152,636
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	(1,145)
Tax benefit of stock options exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of SFAS 158 (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$137,948

Balance January 31, 2009	$ 5,203	$19,732	$38,230	$432,324	$ (30,698)	$(17,857)		$446,934

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at January 31, 2009 of 2,234 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Kids and Lids Locker Room retail footwear and headwear stores. In November 2008, the Company acquired Impact Sports, a dealer of branded athletic and team products for college and high school teams, as part of the Hat World Group.
Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2009 was a 52-week year with 364 days, Fiscal 2008 was a 52-week year with 364 days and Fiscal 2007 was a 53-week year with 371 days. Fiscal 2009 ended on January 31, 2009, Fiscal 2008 ended on February 2, 2008 and Fiscal 2007 ended on February 3, 2007.
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
Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown provisions, the Company maintains provisions for shrinkage and damaged goods based on historical rates.
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
     Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Note 4.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value by an equal weighting of the results arrived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
If the carrying value of the business unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of business unit goodwill to the carrying value of the goodwill in the same manner as if the business unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the business unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used is consistent with the risks inherent in its business and with industry discount rates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15. The Company has made pretax accruals for certain of these contingencies, including approximately $9.4 million reflected in Fiscal 2009, $2.9 million reflected in Fiscal 2008 and $1.1 million reflected in Fiscal 2007. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Earnings (see Note 4). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
     Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns and allowances are based on historical returns and allowances. Actual returns and allowances have not differed materially from estimates. Actual returns and allowances in any future period may differ from historical experience.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established, or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Earnings.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87 and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of the adoption of SFAS No. 158, the Company recognized a $0.8 million (net of tax) cumulative adjustment in accumulated other comprehensive loss in shareholders’ equity for Fiscal 2007 related to the Company’s post-retirement medical and life insurance benefits. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change of SFAS No. 158 as of January 31, 2009. SFAS No. 158 required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Earnings for Fiscal 2009 or any prior period presented. It will not affect the Company’s operating results in future periods.
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
     Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123(R), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For Fiscal 2009, 2008 and 2007, share-based compensation expense was $1.7 million, $3.2 million and $4.1 million, respectively. For Fiscal 2009, 2008 and 2007, restricted stock expense was $6.3 million, $4.6 million and $3.4 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. Share-based compensation expense is recorded based on a 2% expected forfeiture rate and is adjusted annually for actual forfeitures. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. The Company believes its estimates are reasonable in the context of actual (historical) experience. See Note 14 for additional information regarding the Company’s share-based compensation plans.
Cash and Cash Equivalents
Included in cash and cash equivalents at January 31, 2009 and February 2, 2008 are cash equivalents of $0.1 million and $0.4 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At January 31, 2009 and February 2, 2008 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $28.8 million and $26.4 million, respectively. These amounts are included in accounts payable on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 16% and another customer accounted for 10% of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of January 31, 2009.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Goodwill and Other Intangibles
Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually, during the fourth quarter, for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation on April 1, 2004 and Hat Shack, Inc. on January 11, 2007. The Consolidated Balance Sheets include goodwill for the Hat World Group of $111.7 million and $107.6 million at January 31, 2009 and February 2, 2008, respectively. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows, and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 31, 2009 and February 2, 2008 are:

Fair Values
In thousands		2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$86,220	$77,518	$86,220	$115,489
Revolver Borrowings	32,300	29,186	69,000	69,000

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $3.7 million, $3.8 million and $4.4 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
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
The Company recognized income of $0.6 million in the fourth quarter of Fiscal 2007 due to the Company’s belief that it had sufficient historical information to support the recognition of gift card breakage after a review of state escheat laws in which it operates. This initial recognition of gift card breakage was included as a reduction in restructuring and other, net on the Consolidated Statements of Earnings. Effective February 4, 2007, gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue in Fiscal 2009 and 2008 was $0.5 million and $0.3 million, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $7.5 million at January 31, 2009 and at February 2, 2008.

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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $34.8 million, $33.7 million and $31.1 million for Fiscal 2009, 2008 and 2007, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.2 million and $1.4 million at January 31, 2009 and February 2, 2008, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $2.6 million, $3.3 million and $2.7 million for Fiscal 2009, 2008 and 2007, respectively. During Fiscal 2009, 2008 and 2007, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
The Company receives support from some of its vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of cost of sales or inventory cost.
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $4.0 million, $4.3 million and $3.9 million for Fiscal 2009, 2008 and 2007, respectively. During Fiscal 2009, 2008 and 2007, the Company’s cooperative advertising reimbursements received were not in excess of the costs reimbursed.
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
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 31, 2009 consisted of $30.0 million of cumulative pension liability adjustments, net of tax, a $0.1 million cumulative postretirement liability adjustment, net of tax and a foreign currency translation adjustment of $0.6 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 16).
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement of non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-b. FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP. See Note 7 for additional information.
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
In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company plans to adopt FSP APB 14-1 as of February 1, 2009. The Company expects to record an increase in non-cash interest expense of $3.4 million for 2010.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Terminated Merger Agreement

The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement.
During Fiscal 2009 and 2008, the Company expensed $8.0 million and $27.6 million, respectively, in merger-related litigation costs. The total merger-related litigation costs for Fiscal 2008 of $27.6 million were tax deductible in Fiscal 2009 and resulted in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 15.
Note 3
Acquisitions

Impact Sports Acquisition
In the fourth quarter of Fiscal 2009, Hat World acquired the assets of Impact Sports, a dealer of branded athletic and team products for college and high school teams, for a purchase price of $5.1 million plus assumed debt of $1.3 million funded from borrowings under the Credit Facility with $0.8 million withheld until satisfaction of certain closing contingencies. The Company allocated $4.1 million of the purchase price to goodwill. Finite-lived intangibles include $1.0 million for customer relationships and $0.2 million for non-compete agreements. The amortization of intangibles was $0.1 million for Fiscal 2009. The amortization of intangibles for Fiscal 2010 will be $0.3 million and will be $0.1 million for each of Fiscal 2011, 2012, 2013 and 2014. The goodwill related to Impact Sports is deductible for tax purposes.
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
Notes to Consolidated Financial Statements
Note 3
Acquisitions, Continued

Hat World Acquisition
The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $0.3 million customer list and an $8.6 million asset to reflect the adjustment of acquired leases to market. The weighted average amortization period for the asset to adjust acquired leases to market is 4.2 years. The amortization of intangibles was $0.7 million, $1.3 million and $1.8 million for Fiscal 2009, 2008 and 2007, respectively. The amortization of intangibles for Fiscal 2010, 2011, 2012, 2013 and 2014 will be $0.4 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million, respectively.
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
The Company recorded a total pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.
The Company recorded a total pretax charge to earnings of $10.6 million in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. The asset impairments reflected deterioration in the urban market as well as underperforming stores in some of the Company’s other markets. Also included in the charge was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4
Restructuring and Other Charges and Discontinued Operations, Continued

The Company recorded a pretax charge to earnings of $1.1 million in Fiscal 2007. The charge included $2.2 million of charges for asset impairments and the early termination of a license agreement offset by $1.1 million of gift card related income and a favorable litigation settlement.
Discontinued Operations
For the year ended January 31, 2009, the Company recorded an additional charge to earnings of $9.0 million ($5.5 million net of tax) reflected in discontinued operations, including $9.4 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.4 million gain for excess provisions to prior discontinued operations (see Note 15).
For the year ended February 2, 2008, the Company recorded an additional charge to earnings of $2.6 million ($1.6 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations (see Note 15).
For the year ended February 3, 2007, the Company recorded an additional charge to earnings of $1.0 million ($0.6 million net of tax) reflected in discontinued operations, including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.1 million gain for excess provisions to prior discontinued operations (see Note 15).

Accrued Provision for Discontinued Operations
Facility
Shutdown
In thousands	Costs

Balance February 3, 2007	$6,065
Additional provision Fiscal 2008	2,633
Charges and adjustments, net	(1,204)

Balance February 2, 2008	7,494
Additional provision Fiscal 2009	9,006
Charges and adjustments, net	(932)

Balance January 31, 2009*	15,568
Current provision for discontinued operations	9,444

Total Noncurrent Provision for Discontinued Operations	$6,124

*	Includes a $16.0 million environmental provision, including $9.9 million in current provision, for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Inventories

	January 31,	February 2,
In thousands	2009	2008

Raw materials	$2,059	$204
Wholesale finished goods	44,155	31,081
Retail merchandise	259,864	269,263

Total Inventories	$306,078	$300,548

Note 6
Derivative Instruments and Hedging Activities

In order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group (primarily the Euro), the Company enters into foreign currency forward exchange contracts with a maximum hedging period of twelve months. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings. The notional amount of such contracts outstanding at January 31, 2009 and February 2, 2008 was $0.0 million and $2.5 million, respectively. The gain based on spot rates under these contracts at February 2, 2008 was $41,000. For the year ended January 31, 2009, the Company recorded an unrealized loss on foreign currency forward contracts of $0.5 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Fair Value

The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-b. FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-b defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (Fiscal 2010 for the Company), and interim periods within those fiscal years for items within the scope of the FSP.
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
As of January 31, 2009, there are no items being presented at fair value.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Long-Term Debt

In thousands	2009	2008

4 1/8% convertible subordinated debentures due June 2023	$86,220	$86,220
Revolver borrowings	32,300	69,000

Total long-term debt	118,520	155,220
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$118,520	$155,220

Long-term debt maturing during each of the next five years ending January is as follows: 2010 - $-0-; 2011 – $-0-; 2012 – $32,300,000; 2013 – $-0-, 2014 – $-0-, and thereafter – $86,220,000.
Credit Facility:
On December 1, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Facility expires December 1, 2011. The Credit Facility replaced the Company’s $105.0 million revolving credit facility.
Deferred financing costs incurred of $1.2 million related to the Credit Facility were capitalized and are being amortized over four years. These costs are included in other non-current assets on the Consolidated Balance Sheets.
The Company had $32.3 million of revolver borrowings outstanding under the Credit Facility at January 31, 2009. The Company had outstanding letters of credit of $13.5 million under the facility at January 31, 2009. These letters of credit support product purchases and lease and insurance indemnifications.
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
Note 8
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
The initial applicable margin for base rate loans was 0.00%, and the initial applicable margin for LIBOR loans was 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. As of January 31, 2009, the margin for LIBOR loans was 0.75%. The term “Excess Availability” means, as of any given date, the excess (if any) of the Borrowing Base over the outstanding credit extensions under the Credit Facility.
Interest on the Company’s borrowings is payable monthly in arrears for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans.
The Company is also required to pay a commitment fee on the difference between committed amounts and the aggregate amount (including the aggregate amount of letters of credit) of the credit extensions outstanding under the Credit Facility, which initially was 0.25% per annum, subject to adjustment in the same manner as the applicable margins for interest rates.
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at January 31, 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
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
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share: (1) in any quarter in which the price of its common stock issuable upon conversion of a Debenture reached 120% or more of the conversion price ($24.07 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) if specified corporate transactions occur or (3) if the trading price for the Debentures falls below certain thresholds. The Company’s common stock did not close at or above $24.07 for at least 10 of the last 30 trading days of the fourth quarter of Fiscal 2009. Therefore, the contingency was not satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 49.8462 shares (equivalent to a conversion price of $20.06 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Long-Term Debt, Continued

The Company pays cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company will pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equals 120% or more of the principal amount of the Debentures. This contingency was satisfied during the six-month period ended December 15, 2008. As a result, the Company paid $0.1 million in contingent interest on December 15, 2008. No contingent interest will be paid with the June 15, 2009 interest payment.
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
Note 9
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
Rental expense under operating leases of continuing operations was:

In thousands	2009	2008	2007

Minimum rentals	$156,241	$145,763	$126,833
Contingent rentals	3,722	4,221	5,320
Sublease rentals	(763)	(806)	(744)

Total Rental Expense	$159,200	$149,178	$131,409

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2010	$162,740
2011	154,626
2012	139,752
2013	126,236
2014	116,165
Later years	321,134

Total Minimum Rental Commitments	$1,020,653

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.6 million and $25.5 million for Fiscal 2009 and 2008, respectively, and deferred rent of $29.0 million and $26.3 million for Fiscal 2009 and 2008, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Shareholders’ Equity

Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2009	2008	2007	2009	2008	2007	Ratio		Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		33,538	33,658	36,045	$1,342	$1,346	$1,442	.83		1
$4.75 Series 3	40,449		12,326	12,326	17,660	1,233	1,233	1,766	2.11		2
$4.75 Series 4	53,764		3,579	3,579	9,184	358	358	918	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,017	30,017	30,017	900	900	900			1

			79,460	79,580	92,906	3,833	3,837	5,026
Employees’ Subordinated
Convertible Preferred	5,000,000		50,079	54,825	58,328	1,502	1,645	1,750	1.00	***	1

Stated Value of Issued Shares						5,335	5,482	6,776
Employees’ Preferred Stock Purchase Accounts						(132)	(144)	(174)

Total Non-Redeemable Preferred Stock						$5,203	$5,338	$6,602

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance January 28, 2006	$ 5,037	$ 1,842	$ (184)	$ 6,695
Other	(11)	(92)	10	(93)

Balance February 3, 2007	5,026	1,750	(174)	6,602

Conversion of Series 3	(533)	-0-	-0-	(533)
Conversion of Series 4	(561)	-0-	-0-	(561)
Other	(95)	(105)	30	(170)

Balance February 2, 2008	3,837	1,645	(144)	5,338

Other	(4)	(143)	12	(135)

Balance January 31, 2009	$ 3,833	$ 1,502	$ (132)	$ 5,203

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
Note 10
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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 31, 2009 — 19,731,979 shares; February 2, 2008 —23,284,741 shares. There were 488,464 shares held in treasury at January 31, 2009 and February 2, 2008. Each outstanding share is entitled to one vote. At January 31, 2009, common shares were reserved as follows: 109,398 shares for conversion of preferred stock; 1,420,945 shares for the 1996 Stock Incentive Plan; 246,194 shares for the 2005 Stock Incentive Plan; and 327,198 shares for the Genesco Employee Stock Purchase Plan.
For the year ended January 31, 2009, 82,868 shares of common stock were issued for the exercise of stock options at an average weighted market price of $17.35, for a total of $1.4 million; 397,273 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 1,711 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $31.81, for a total of $0.1 million; 18,792 shares were issued to directors for no consideration; 52,969 shares were withheld for taxes on restricted stock vested in Fiscal 2009; 5,189 shares of restricted stock were forfeited in Fiscal 2009; and 4,752 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 82,868 options exercised were all fixed stock options (see Note 14). In addition, the Company repurchased and retired 4,000,000 shares of common stock at an average weighted market price of $22.73 for a total of $90.9 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Shareholders’ Equity, Continued

For the year ended February 2, 2008, 32,751 shares of common stock were issued for the exercise of stock options at an average weighted market price of $17.83, for a total of $0.6 million; 3,547 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 4,813 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $43.82, for a total of $0.2 million; 6,761 shares were issued to directors for no consideration; 19,397 shares were withheld for taxes on restricted stock vested in Fiscal 2008; 686 shares of restricted stock were forfeited in Fiscal 2008; and 26,494 shares were issued in miscellaneous conversions of Series 1, Series 3, Series 4, Employees’ Subordinated Convertible Preferred Stock and Debentures. The 32,751 options exercised were all fixed stock options (see Note 14).
For the year ended February 3, 2007, 357,423 shares of common stock were issued for the exercise of stock options at an average weighted market price of $18.07, for a total of $6.5 million; 166,769 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 9,787 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $32.75, for a total of $0.3 million; 19,422 shares were issued to directors for no consideration; 7,948 shares were withheld for taxes on restricted stock vested in Fiscal 2007; 4,011 shares of restricted stock were forfeited in Fiscal 2007; and 3,282 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 357,423 options exercised were all fixed stock options (see Note 14). In addition, the Company repurchased and retired 1,062,400 shares of common stock at an average weighted market price of $30.20 for a total of $32.1 million.
Restrictions on Dividends and Redemptions of Capital Stock:
The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the Company’s fixed charge coverage must be greater than 1.0 to 1.0. The Company’s management does not believe its availability under the Credit Facility will fall below $50.0 million during Fiscal 2010.
The June 24 and June 26, 2003 indentures, under which the Company’s 4 1/8% convertible subordinated debentures due 2023 were issued, does not restrict the payment of preferred stock dividends.
Dividends declared for Fiscal 2009 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $198,000 in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Shareholders’ Equity, Continued

Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at January 28, 2006	23,748,134	93,156	61,403
Exercise of options	357,423	-0-	-0-
Issue restricted stock	166,769	-0-	-0-
Issue shares — Employee Stock Purchase Plan	9,787	-0-	-0-
Shares repurchased	(1,062,400)	-0-	-0-
Other	10,745	(250)	(3,075)

Issued at February 3, 2007	23,230,458	92,906	58,328
Exercise of options	32,751	-0-	-0-
Issue restricted stock	3,547	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,813	-0-	-0-
Conversion of Series 3 preferred stock	11,251	(5,334)	-0-
Conversion of Series 4 preferred stock	8,519	(5,605)	-0-
Other	(6,598)	(2,387)	(3,503)

Issued at February 2, 2008	23,284,741	79,580	54,825
Exercise of options	82,868	-0-	-0-
Issue restricted stock	397,273	-0-	-0-
Issue shares — Employee Stock Purchase Plan	1,711	-0-	-0-
Shares repurchased	(4,000,000)	-0-	-0-
Other	(34,614)	(120)	(4,746)

Issued at January 31, 2009	19,731,979	79,460	50,079
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 31, 2009	19,243,515	79,460	50,079

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2009	2008	2007

Current
U.S. federal	$73,781	$30,625	$41,455
Foreign	1,837	1,351	1,110
State	12,228	4,954	6,435

Total Current Income Tax Expense	87,846	36,930	49,000

Deferred
U.S. federal	6,411	(10,732)	(4,865)
Foreign	325	(230)	(116)
State	1,101	(1,721)	(1,148)

Total Deferred Income Tax Expense (Benefit)	7,837	(12,683)	(6,129)

Total Income Tax Expense — Continuing Operations	$95,683	$24,247	$42,871

Discontinued operations were recorded net of income tax benefit of approximately ($3.5) million, ($1.0) million and $(0.4) million in Fiscal 2009, 2008 and 2007, respectively.
As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2009, 2008 and 2007, the Company realized an additional income tax (expense) benefit of approximately ($0.6) million, $0.7 million and $2.4 million, respectively. These tax benefits (expenses) are reflected as an adjustment to either additional paid-in capital or deferred tax asset.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	January 31,	February 2,
In thousands	2009	2008

Identified intangibles	$(20,317)	$(20,575)
Prepaids	(2,329)	-0-
Convertible bonds	(10,049)	(7,854)

Total deferred tax liabilities	(32,695)	(28,429)

Options	1,972	1,568
Deferred rent	9,768	8,858
Pensions	8,595	1,078
Expense accruals	4,983	6,828
Uniform capitalization costs	4,901	4,006
Book over tax depreciation	7,909	12,089
Provisions for discontinued operations and restructurings	6,413	3,460
Inventory valuation	3,943	5,987
Tax net operating loss and credit carryforwards	141	1,446
Allowances for bad debts and notes	517	303
Other	5,768	4,149

Deferred tax assets	54,910	49,772

Net Deferred Tax Assets	$22,215	$21,343

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2009	2008

Net current asset	$15,083	$18,702
Net non-current asset	7,132	2,641

Net Deferred Tax Assets	$22,215	$21,343

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2009	2008	2007

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.47	6.05	3.09
Transaction costs	(3.68)	29.74	.00
Permanent items	3.28	2.10	.00
Other	(.37)	1.18	.49

Effective Tax Rate	37.70%	74.07%	38.58%

The provision for income taxes resulted in an effective tax rate for continuing operations of 37.7% for Fiscal 2009, compared with an effective tax rate of 74.1% for Fiscal 2008. The decrease in the effective tax rate for Fiscal 2009 was primarily attributable to transaction costs incurred in the prior period that were deductible in the later period, as well as to issues related to the settlement of merger-related litigation.
As of February 2, 2008, the Company had a Federal net operating loss carryforward of $1.5 million as a result of an acquisition which was utilized in the current period. Internal Revenue Code Section 382 imposes limitations due to ownership changes.
As of January 31, 2009, February 2, 2008 and February 3, 2007, the Company had state net operating loss carryforwards of $0.0 million, $5.8 million and $5.7 million, respectively.
As of January 31, 2009, February 2, 2008 and February 3, 2007, the Company had state tax credits of $0.1 million, $0.0 million and $0.3 million, respectively. These credits expire in fiscal year 2024.
As of January 31, 2009 and February 2, 2008, the Company had foreign tax credits of $0.1 million and $0.7 million, respectively. These credits will expire in fiscal year 2019.
Management believes a valuation allowance is not necessary because it is more likely than not that the Company will ultimately utilize the credits and other deferred tax assets based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates.
As of January 31, 2009, the Company has not provided for withholding or United States federal income taxes on approximately $4.0 million of accumulated undistributed earnings of its foreign Canadian subsidiary as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $1.6 million deferred income taxes would have been provided.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2009 and 2008.

In thousands	2009	2008

Unrecognized Tax Benefit — Beginning of Period	$4,899	$8,175
Gross Decreases — Tax Positions in a Prior Period	(214)	(3,370)
Gross Increases — Tax Positions in a Current Period	10,229	414
Settlements	(1,184)	(247)
Lapse of Statutes of Limitations	(274)	(73)

Unrecognized Tax Benefit — End of Period	$13,456	$4.899

In addition, the following information required by FIN 48 is provided:
•	Unrecognized tax benefits were approximately $13.5 million and $4.9 million as of January 31, 2009 and February 2, 2008, respectively. The entire amount of unrecognized tax benefits as of both January 31, 2009 and February 2, 2008 would impact the annual effective rate if recognized. The increase in the unrecognized tax benefit from February 2, 2008 to January 31, 2009 was due to issues related to the settlement of merger-related litigation partially offset by the resolution of a state audit. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Earnings. Related to the uncertain tax benefits noted above, the Company accrued interest and penalties of approximately $0.2 million and $(0.3) million, respectively, during Fiscal 2009 and $0.5 million and $4,000, respectively, during Fiscal 2008. The Company recognized a liability for accrued interest and penalities of $1.5 million and $0.5 million, respectively, as of January 31, 2009 and $1.3 million and $0.7 million, respectively, as of February 2, 2008 included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued
•	The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With a few exceptions, the Company’s U.S. federal and state and local income tax returns for fiscal years 2005 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years.
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
Defined Benefit Pension Plans
The Company sponsored a non-contributory, defined benefit pension plan. As of January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to the participant’s cash balance account under the new formula. Effective January 1, 2005, the Company froze the defined benefit cash balance plan which prevents any new entrants into the plan as of that date as well as affects the amounts credited to the participants’ accounts as discussed below.
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
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2009	2008	2009	2008

Benefit obligation at beginning of year	$113,990	$117,279	$3,073	$3,951
Service cost	250	250	134	123
Interest cost	6,318	6,451	163	159
Adjustment of measurement date provision of SFAS 158*	(202)	-0-	18	-0-
Plan amendments	(22)	-0-	-0-	-0-
Plan participants’ contributions	-0-	-0-	123	144
Benefits paid	(9,224)	(8,792)	(324)	(339)
Actuarial (gain) or loss	(11,674)	(1,198)	(109)	(965)

Benefit Obligation at End of Year	$99,436	$113,990	$3,078	$3,073

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2009	2008	2009	2008

Fair value of plan assets at beginning of year	$107,418	$102,973	$-0-	$-0-
Actual (loss) gain on plan assets	(27,977)	9,237	-0-	-0-
Adjustment of measurement date provision of SFAS 158*	(749)	-0-	-0-	-0-
Employer contributions	4,000	4,000	201	195
Plan participants’ contributions	-0-	-0-	123	144
Benefits paid	(9,224)	(8,792)	(324)	(339)

Fair Value of Plan Assets at End of Year	$73,468	$107,418	$-0-	$-0-

Funded Status at End of Year	$(25,968)	$(6,572)	$(3,078)	$(3,073)

*	The Company adopted the measurement date change of SFAS No. 158 as of January 31, 2009. SFAS No. 158 required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively, net of tax.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2009	2008	2009	2008

Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	271	291
Noncurrent liabilities	25,968	6,572	2,807	2,782

Net Amount Recognized	$25,968	$6,572	$3,078	$3,073

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2009	2008	2009	2008

Prior service cost	$16	$42	$-0-	$-0-
Net loss	49,494	27,549	65	259

Total Recognized in Accumulated Other Comprehensive Loss	$49,510	$27,591	$65	$259

Pension Benefits	January 31,	December 31,
In thousands	2009	2007
Projected benefit obligation	$99,436	$113,990
Accumulated benefit obligation	99,436	113,990
Fair value of plan assets	73,468	107,418

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2009	2008	2007	2009	2008	2007

Service cost	$250	$250	$250	$ 134	$ 123	$ 216
Interest cost	6,318	6,451	6,423	163	159	200
Expected return on plan assets	(8,569)	(8,024)	(7,779)	-0-	-0-	-0-
Amortization:
Prior service cost	4	8	-0-	-0-	-0-	-0-
Losses	3,361	4,418	4,480	80	93	87

Net amortization	3,365	4,426	4,480	80	93	87

Net Periodic Benefit Cost	$1,364	$3,103	$3,374	$ 377	$ 375	$ 503

Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2009	2009

Prior service cost (credit)	$(22)	$-0-
Net loss (gain)	25,586	(80)
Amortization of prior service cost (credit)	(4)	-0-
Amortization of net actuarial loss	(3,361)	(109)
Adjustment of measurement date provision of SFAS 158	-0-	(5)

Total Recognized in Other Comprehensive Income	$22,199	$(194)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$23,563	$183

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.4 million and $4,000, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	6.875%	5.875%	6.375%	5.875%
Rate of compensation increase	NA	NA	—	—
Measurement date	1-31-2009	12-31-2007	1-31-2009	2-2-2008
For Fiscal 2009, the discount rate was based on a Mercer yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2008 and 2007, the discount rate was based on a hypothetical portfolio of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.875%	5.75%	5.50%	5.875%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—
The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.875% to 6.875% from Fiscal 2008 to Fiscal 2009. The increase in the rate decreased the accumulated benefit obligation by $10.0 million and decreased the projected benefit obligation by $10.0 million. The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.75% to 5.875% from Fiscal 2007 to Fiscal 2008. The increase in the rate decreased the accumulated benefit obligation by $1.3 million and decreased the projected benefit obligation by $1.3 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.
Assumed health care cost trend rates at December 31

	2009	2008
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$48	$39
Accumulated postretirement benefit obligation	$341	$287
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 31, 2009 and December 31, 2007, by asset category are as follows:

	Plan Assets
	January 31,	December 31,
	2009	2007
Asset Category
Equity securities	58%	63%
Debt securities	41%	36%
Other	1%	1%

Total	100%	100%

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
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The Committee utilizes an outside investment consultant and a team of investment managers to implement its various investment strategies. Performance of the managers is reviewed quarterly and the investment objectives are consistently evaluated.
At January 31, 2009 and February 2, 2008, there were no Company related assets in the plan.
Cash Flows
Return of Assets
There was no return on assets from the plan to the Company in 2008 and no plan assets are projected to be returned to the Company in 2009.
Contributions
There was no ERISA cash requirement for the plan in 2008 and none is projected to be required in 2009. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $4.0 million contribution in February 2009.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2009	$8.5	$0.3
2010	8.4	0.3
2011	8.4	0.3
2012	8.3	0.2
2013	8.4	0.2
2014 — 2018	40.9	1.1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to make matching contributions. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will make an additional contribution of 2 1/2 % of salary to each employee’s account. Participants are vested immediately in the matching contribution of their accounts. The contribution expense to the Company for the matching program was approximately $3.1 million for Fiscal 2009, $3.0 million for Fiscal 2008 and $3.6 million for Fiscal 2007.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	January 31, 2009			February 2, 2008			February 3, 2007
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$158,099			$8,488			$68,247
Less: Preferred stock dividends	(198)			(217)			(256)

Basic EPS
Income available to common shareholders	157,901	19,235	$8.21	8,271	22,441	$0.37	67,991	22,646	$3.00

Effect of Dilutive Securities
Options		267			486			396
Convertible preferred stock(1)	153	59		-0-	-0-		167	67
4 1/8% Convertible Subordinated Debentures(2)	2,513	4,298		-0-	-0-		2,415	3,899
Employees’ preferred stock(3)		52			57			60

Diluted EPS
Income available to common shareholders plus assumed conversions	$160,567	23,911	$6.72	$8,271	22,984	$0.36	$70,573	27,068	$2.61

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 4 for Fiscal 2008 and 2007, Series 3 for Fiscal 2008 and Series 1 for Fiscal 2008. Therefore, conversion of Series 4 convertible preferred stock is not reflected in diluted earnings per share for Fiscal 2008 and 2007, Series 3 in Fiscal 2008 and Series 1 in Fiscal 2008, because it would have been antidilutive. The amount of the dividend on Series 4 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2009. Therefore, conversion of Series 4 preferred shares were included in diluted earnings per share for Fiscal 2009. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2009 and 2007. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2009 and 2007. The amount of the dividend on Series 1 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2009 and 2007. Therefore, conversion of Series 1 preferred shares were included in diluted earnings per share for Fiscal 2009 and 2007. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,947 and 25,949 and 5,423, respectively, as of January 31, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for Fiscal 2008 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for Fiscal 2008 because it was antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Earnings Per Share, Continued

Options to purchase 16,000 shares of common stock at $32.65 per share, 334,250 shares of common stock at $24.90 per share, 74,823 shares of common stock at $36.40 per share, 1,945 shares of common stock at $40.05 per share, 107,490 shares of common stock at $38.14 per share, 951 shares of common stock at $37.41 per share and 2,351 shares of common stock at $42.82 per share were outstanding at the end of Fiscal 2009 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company repurchased 1,062,400 shares at a cost of $32.1 million during Fiscal 2007. The Company did not repurchase any shares during Fiscal 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 15). The Company repurchased 4,000,000 shares at a cost of $90.9 million during Fiscal 2009. In total, the Company has repurchased 12.2 million shares at a cost of $194.3 million from all authorizations as of January 31, 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 31, 2009, are described below. Prior to January 29, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123.
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
For Fiscal 2009, 2008 and 2007, the Company recognized share-based compensation cost of $1.7 million, $3.2 million and $4.1 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Earnings. The Company did not capitalize any share-based compensation cost.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.2 million, $0.7 million and $2.4 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2009, 2008 and 2007, respectively.
SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in FSP No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the Consolidated Statements of Cash Flows.
The Company did not grant any shares of fixed stock options in Fiscal 2009. The Company granted 2,351 shares and 110,632 shares of fixed stock options in Fiscal 2008 and 2007, respectively. For Fiscal 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2008 and 2007:

	Fiscal Years
	2008	2007
Volatility	35.3%	42.4%
Risk Free Rate	4.7%	4.6%
Expected Term (years)	4.7	4.8
Dividend yields	0.0%	0.0%

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

A summary of fixed stock option activity and changes for Fiscal 2009, 2008 and 2007 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)(1)
Outstanding at January 28, 2006	1,464,486	$20.84

Granted	110,632	38.13
Exercised	(357,423)	18.07
Forfeited	(56,909)	22.68

Outstanding, February 3, 2007	1,160,786	$23.25

Granted	2,351	42.82
Exercised	(32,751)	17.83
Forfeited	(712)	38.14

Outstanding, February 2, 2008	1,129,674	$23.44

Granted	-0-	—
Exercised	(82,868)	17.35
Forfeited	(3,047)	31.84

Outstanding, January 31, 2009	1,043,759	$23.90	5.16	$45

Exercisable, January 31, 2009	968,375	$22.82	4.98	$45

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2009, 2008 and 2007 was $1.4 million, $0.9 million and $7.3 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of January 31, 2009, are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at February 2, 2008	249,249	$15.45
Granted	-0-	—
Vested	(170,818)	15.07
Forfeited	(3,047)	15.72

Nonvested at January 31, 2009	75,384	$16.29

As of January 31, 2009 there were $0.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.2 years.
Cash received from option exercises under all share-based payment arrangements for Fiscal 2009, 2008 and 2007 was $1.4 million, $0.6 million and $6.5 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 1996 Plan provided for an automatic grant of restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected (“New Director Grants”). The outside director restricted stock so granted was to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. The 2005 Plan includes no automatic grant provisions, but permits the board of directors to make awards to non-employee directors. There were no shares issued in New Director Grants in Fiscal 2009, 2008 and 2007.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

In addition, under the 1996 Plan an outside director could elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director was restricted from selling, transferring, pledging or assigning the shares for an additional four years. Under the 2005 Plan, Retainer Stock awards were made during Fiscal 2008 and 2007 on substantially the same terms as the grants under the 1996 Plan, except that transfer restrictions are to lapse three years from the date of grant. There were no retainer shares issued in Fiscal 2009. For Fiscal 2008 and 2007, the Company issued 6,761 shares and 3,022 shares, respectively, of Retainer Stock.
Also pursuant to the 1996 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2004, each outside director received restricted stock valued at $44,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. For Fiscal 2007, each outside director received restricted stock pursuant to the terms of the 2005 Plan valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. For Fiscal 2009 and 2007, the Company issued 18,792 shares and 16,400 shares, respectively, of director restricted stock. There were no shares of director restricted stock issued for Fiscal 2008.
For Fiscal 2009, 2008 and 2007, the Company recognized $0.3 million, $0.6 million and $0.5 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Earnings.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

Employee Restricted Stock
Under the 2005 Plan, the Company issued 397,273 shares, 3,547 shares and 166,769 shares of employee restricted stock in Fiscal 2009, 2008 and 2007, respectively. The shares issued in Fiscal 2009 vest one-third per year over three years and the shares issued in Fiscal 2008 and 2007 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Earnings for these shares was $6.0 million, $4.0 million and $2.9 million for Fiscal 2009, 2008 and 2007, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 31, 2009 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 28, 2006	228,594	36.46

Granted	166,769	38.13
Vested	(21,607)	36.51
Withheld for federal taxes	(7,948)	36.51
Forfeited	(4,011)	36.40

Nonvested at February 3, 2007	361,797	37.23

Granted	3,547	42.82
Vested	(51,720)	37.46
Withheld for federal taxes	(19,397)	37.47
Forfeited	(976)	38.14

Nonvested at February 2, 2008	293,251	$37.23

Granted	397,273	20.79
Vested	(124,869)	36.84
Withheld for federal taxes	(52,969)	36.86
Forfeited	(4,353)	27.42

Nonvested at January 31, 2009	508,333	$24.60

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under SFAS No. 123(R), shares issued under the Plan as amended are non-compensatory. No participant contributions were accepted by the Company under the Plan after September 28, 2007 as a result of the now terminated merger agreement. The merger agreement was terminated in March 2008. A new “short” plan year began April 1, 2008. Under the Plan, the Company sold 1,711 shares, 4,813 shares and 9,787 shares to employees in Fiscal 2009, 2008 and 2007, respectively.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $132,000 and $144,000 at January 31, 2009 and February 2, 2008, respectively, and were secured at January 31, 2009, by 7,300 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth cost of approximately $10.7 million. On April 10, 2008, the EPA sent special notice letters under Section 122(e) of the Comprehensive Environmental Response, Compensation and Liability Act to the Company and the property owner, inviting the recipients to make good faith offers to finance or conduct remediation pursuant to the Record of Decision. The Company has responded to the special notice letter with an offer to implement the remedial action required by the Record of Decision (at a cost estimated by EPA of $4.5 million) and to pay a lump sum of $4.1 million in satisfaction of any obligations for future operating, maintenance and monitoring costs. The Company provided for the estimated costs of its offer in the second quarter of Fiscal 2009. The EPA has not accepted the Company’s offer and there can be no assurance that future negotiations with or administrative action by the EPA or future changes in cost estimates will not involve costs in addition to those the Company has provided for.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Legal Proceedings, Continued

The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiffs complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000.
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
Note 15
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
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.0 million as of January 31, 2009 and $7.8 million as of February 2, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $9.4 million reflected in Fiscal 2009, $2.9 million reflected in Fiscal 2008 and $1.1 million reflected in Fiscal 2007. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Earnings.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On June 18, 2007, the Company announced that the boards of directors of Genesco and The Finish Line had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash. On September 21, 2007, the Company filed suit against The Finish Line in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate the merger with the Company (the “Tennessee Action”). UBS Securities LLC and UBS Loan Finance LLC (collectively, “UBS”) subsequently intervened as a defendant in the Tennessee Action, filed an answer to the amended complaint and a counterclaim asserting fraud against the Company.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Legal Proceedings, Continued

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
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. In its order, the Court rejected UBS’s and The Finish Line’s claims of fraud and misrepresentation and declared that all conditions to the Merger Agreement had been met. The Court also declared that The Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered The Finish Line to close the merger pursuant to section 1.2 of the Merger Agreement, to use its reasonable best efforts to take all actions to consummate the merger as required by section 6.4(d) of the Merger Agreement, and to use its reasonable best efforts to obtain financing as per section 6.8(a) of the Merger Agreement. The Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination by the New York Court in the New York Action filed by UBS.
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
Notes to Consolidated Financial Statements
Note 15
Legal Proceedings, Continued

Investigation by the Office of the U.S. Attorney for the Southern District of New York
On November 21, 2007, the Company received a grand jury subpoena from the Office of the U.S. Attorney for the Southern District of New York for documents relating to the Company’s negotiations and merger agreement with The Finish Line. The subpoena states that the documents were sought in connection with alleged violations of federal fraud statutes. The Company cooperated fully with the U.S. Attorney’s Office and produced documents pursuant to the subpoena.
In re Genesco Inc. Securities Litigation
On December 5, 2007, a class action complaint styled Roeglin v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and four of its officers in the U.S. District Court for the Middle District of Tennessee. The complaint alleges that the defendants violated federal securities laws by making false and misleading statements about the Company’s business during that period. It sought unspecified damages and interest, costs and attorneys’ fees and other relief. The Company does not believe there is any merit to the allegations.
On December 13, 2007, a second class action complaint styled Koshti v. Genesco Inc., et al., alleging violations of the federal securities laws on behalf of all purchasers of the Company’s common stock between April 20, 2007 and November 26, 2007 was filed against the Company and three of its officers in the U.S. District Court for the Middle District of Tennessee. The Complaint alleges that the defendants violated federal securities laws by failing to disclose material adverse facts about the Company’s financial well being and prospects during the class period. The complaint seeks unspecified damages and interest, costs and attorneys’ fees and other relief. On January 22, 2008, the U.S. District Court entered a stipulation and Order consolidating the Koshti case with the Roeglin case. On December 29, 2008, the Court entered an Order of Dismissal Without Prejudice, dismissing the consolidated cases.
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
Note 15
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
California Matters
On November 4, 2005, a former employee gave notice to the California Labor Work Force Development Agency (“LWDA”) of a claim against the Company for allegedly failing to provide a payroll check that is negotiable and payable in cash, on demand, without discount, at an established place of business in California, as required by the California Labor Code. On May 18, 2006, the same claimant filed a putative class, representative and private attorney general action alleging the same violations of the Labor Code in the Superior Court of California, Alameda County, seeking statutory penalties, damages, restitution, and injunctive relief. On February 21, 2007, the court granted leave for the plaintiff to file an amended complaint adding the Company’s wholly-owned subsidiary, Hat World, Inc., as a defendant. On April 15, 2008, the parties reached an agreement to settle the action pursuant to which the Company paid approximately $700,000 to settle the matter.
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
Note 15
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
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art. On January 21, 2009, the examiner issued a final office action again rejecting all of the claims in the patent.
Note 16
Business Segment Information

The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Kids and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports team dealer business acquired in November 2008; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16
Business Segment Information, Continued

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

		Underground		Johnston
Fiscal 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$760,008	$110,902	$405,446	$177,963	$96,656	$682	$1,551,657

Intercompany sales	-0-	-0-	-0-	-0-	(95)	-0-	(95)

Net sales to external customers	$760,008	$110,902	$405,446	$177,963	$96,561	$682	$1,551,562

Segment operating income (loss)	$49,050	$(5,660)	$36,670	$10,069	$11,925	$(35,437)	$66,617
Gain from settlement of merger-related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(7,500)	(7,500)

Earnings (loss) from operations	49,050	(5,660)	36,670	10,069	11,925	161,138	263,192
Interest expense	-0-	-0-	-0-	-0-	-0-	(9,732)	(9,732)
Interest income	-0-	-0-	-0-	-0-	-0-	322	322

Earnings (loss) before income taxes from continuing operations	$49,050	$(5,660)	$36,670	$10,069	$11,925	$151,728	$253,782

Total assets**	$249,981	$33,790	$306,904	$81,141	$30,646	$115,565	$818,027
Depreciation	21,339	3,336	13,828	3,462	58	4,734	46,757
Capital expenditures	22,914	295	15,705	6,886	28	3,592	49,420

*	Restructuring and other includes an $8.6 million charge for asset impairments, of which $3.8 million is in the Hat World Group, $3.4 million in the Journeys Group, $1.0 million in the Underground Station Group and $0.4 million in the Johnston & Murphy Group.

**	Total assets for Hat World Group include $111.7 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16
Business Segment Information, Continued

		Underground		Johnston
Fiscal 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$713,366	$124,002	$378,913	$192,487	$93,064	$645	$1,502,477

Intercompany sales	-0-	-0-	-0-	-0-	(358)	-0-	(358)

Net sales to external customers	$713,366	$124,002	$378,913	$192,487	$92,706	$645	$1,502,119

Segment operating income (loss)	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(51,294)	$54,863
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(9,702)	(9,702)

Earnings (loss) from operations	51,097	(7,710)	31,987	19,807	10,976	(60,996)	45,161
Interest expense	-0-	-0-	-0-	-0-	-0-	(12,570)	(12,570)
Interest income	-0-	-0-	-0-	-0-	-0-	144	144

Earnings (loss) before income taxes from continuing operations	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(73,422)	$32,735

Total assets	$257,327	$45,734	$299,820	$71,574	$24,774	$105,327	$804,556
Depreciation	18,985	4,017	13,277	3,270	80	5,485	45,114
Capital expenditures	41,635	1,701	27,121	6,376	106	3,723	80,662

*	Restructuring and other includes an $8.7 million charge for asset impairments, of which $4.7 million is in the Underground Station Group, $2.1 million is the Hat World Group, $1.7 million in the Journeys Group and $0.2 million in the Johnston & Murphy Group.

		Underground		Johnston
Fiscal 2007	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$696,889	$155,069	$342,641	$186,979	$79,158	$478	$1,461,214

Intercompany sales	-0-	-0-	-0-	-0-	(736)	-0-	(736)

Net sales to external customers	$696,889	$155,069	$342,641	$186,979	$78,422	$478	$1,460,478

Segment operating income (loss)	$83,835	$3,844	$41,359	$15,337	$6,777	$(29,002)	$122,150
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(1,105)	(1,105)

Earnings (loss) from operations	83,835	3,844	41,359	15,337	6,777	(30,107)	121,045
Interest expense	-0-	-0-	-0-	-0-	-0-	(10,488)	(10,488)
Interest income	-0-	-0-	-0-	-0-	-0-	561	561

Earnings (loss) before income taxes from continuing operations	$83,835	$3,844	$41,359	$15,337	$6,777	$(40,034)	$111,118

Total assets	$204,218	$56,385	$282,989	$67,732	$22,290	$95,759	$729,373
Depreciation	16,294	4,604	10,705	2,957	62	5,684	40,306
Capital expenditures	33,250	4,723	23,722	6,255	85	5,252	73,287

*	Restructuring and other includes a $1.9 million charge for asset impairments, of which $1.4 million is in the Underground Station Group, $0.4 million in the Hat World Group and $0.1 million in the Journeys Group.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2009		2008		2009		2008		2009		2008		2009		2008		2009	2008

Net sales	$356,935		$334,651		$353,138		$327,977		$389,767		$372,496		$451,722		$466,995		$1,551,562	$1,502,119

Gross margin	181,395		171,844		181,324		163,619		197,914		188,051		219,349		227,701		779,982	751,215

Earnings (loss) before income taxes from continuing operations	200,984	(1)	3,774	(3)	2,529	(4)	(5,598	)(6)	13,785	(8)	10,297	(9)	36,484	(10)	24,262	(11)	253,782	32,735

Earnings (loss) from continuing operations	129,892		2,203		(4,929)		(2,940)		9,463		5,610		23,673		3,615		158,099	8,488

Net earnings (loss)	129,799	(2)	2,203		(10,290	)(5)	(4,165	)(7)	9,438		5,600		23,689		3,247	(12)	152,636	6,885

Diluted earnings (loss) per common share:
Continuing operations	5.14		.10		(.27)		(.13)		.43		.23		1.05		.16		6.72	.36
Net earnings (loss)	5.14		..10		(.56)		(.19)		.43		..23		1.05		..14		6.49	..29

(1)	Includes a net restructuring and other charge of $2.2 million (see Note 4), a $7.3 million charge for merger-related expenses and a gain from the settlement of merger-related litigation of $204.1 million (see Notes 2 and 15).

(2)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 4).

(3)	Includes a net restructuring and other charge of $6.6 million (see Note 4) and a $0.1 million charge for merger-related expenses (see Notes 2 and 15).

(4)	Includes a net restructuring and other charge of $3.3 million (see Note 4) and a $0.3 million charge for merger-related expenses (see Notes 2 and 15).

(5)	Includes a loss of $5.4 million, net of tax, from discontinued operations (see Note 4).

(6)	Includes a net restructuring and other charge of $0.2 million (see Note 4) and a $5.4 million charge for merger-related expenses (see Notes 2 and 15).

(7)	Includes a loss of $1.2 million, net of tax, from discontinued operations (see Note 4).

(8)	Includes a net restructuring and other charge of $2.3 million (see Note 4) and a $0.2 million charge for merger-related expenses (see Notes 2 and 15).

(9)	Includes a net restructuring and other charge of $0.1 million (see Note 4) and a $6.1 million charge for merger-related expenses (see Notes 2 and 15).

(10)	Includes a net restructuring and other credit of $0.3 million (see Note 4) and a $0.2 million charge for merger-related expenses (see Notes 2 and 15).

(11)	Includes a net restructuring and other charge of $2.9 million (see Note 4) and a $16.0 million charge for merger-related expenses (see Notes 2 and 15).

(12)	Includes a loss of $0.4 million, net of tax, from discontinued operations (see Note 4).

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
Based on their evaluation as of January 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.
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
PART III
ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 24, 2009 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
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
ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 24, 2009 to be filed with the Securities and Exchange Commission.
ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 24, 2009 to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 31, 2009 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)		(c)
	Number of	(b)	Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a)) (1)

Equity compensation plans approved by security holders	1,552,092	$23.90	442,245

Equity compensation plans not approved by security holders	—	—	—

Total	1,552,092	$23.90	442,245

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Share-Based Compensation and Note 14 Share-Based Compensation Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 24, 2009 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 24, 2009 to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 31, 2009 and February 2, 2008
Consolidated Statements of Earnings, each of the three fiscal years ended 2009, 2008 and 2007
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Financial Statement Schedules
II — Valuation and Qualifying Accounts, each of the three fiscal years ended 2009, 2008 and 2007
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 128.
Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).
	b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).
	c.	Agreement and Plan of Merger, dated as of June 17, 2007, by and among the Company, The Finish Line, Inc. and Headwind, Inc. Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed June 18, 2007 (File No. 1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).
	b.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.
	c.	Registration Rights Agreement, dated as of June 24, 2003, by and among Genesco Inc., Banc of America Securities, LLC, Banc One Capital Markets, Inc., JP Morgan Securities Inc. and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.
	d.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Amended and Restated Credit agreement, dated as of December 1, 2006, by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 5, 2006 (File No. 1-3083).
	b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
	c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement, incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
	d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	e.	2010 EVA Incentive Compensation Plan.
	f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
	h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
	i.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
	j.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

k.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
l.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
m.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.
n.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
o.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
p.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
q.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
r.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
s.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*
t.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
u.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
v.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).
w.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

	x.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).
(21)	Subsidiaries of the Company.
(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 126.
(24)	Power of Attorney
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.
Exhibits (10)b through (10)j, (10)p and (10)t through (10)w are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-94249, 333-62653, 333-08463, 333-104908 and 333-128201) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our reports dated March 30, 2009, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended January 31, 2009.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 30, 2009 with respect to the January 31, 2009 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 30, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: April 1, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2009.

/s/ Hal N. Pennington	Chairman

Hal N. Pennington

/s/ Robert J. Dennis	President, Chief Executive Officer

Robert J. Dennis	and a Director

/s/ James S. Gulmi	Senior Vice President — Finance

James S. Gulmi	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Paul D. Williams	Vice President and Chief Accounting Officer

Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *

*By:	/s/ Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 31, 2009

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts

Year Ended January 31, 2009
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$148	$1,074	$40	(1)	$1,262
Allowance for cash discounts	5	-0-	(2	)(2)	3
Allowance for wholesale sales returns	776	-0-	601	(3)	1,377
Allowance for customer deductions	63	-0-	16	(4)	79
Allowance for co-op advertising	775	-0-	(444	)(5)	331

Totals	$1,767	$1,074	$211		$3,052

Year Ended February 2, 2008
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$490	$354	$(696	)(1)	$148
Allowance for cash discounts	5	-0-	-0-	(2)	5
Allowance for wholesale sales returns	816	-0-	(40	)(3)	776
Allowance for customer deductions	84	-0-	(21	)(4)	63
Allowance for co-op advertising	515	-0-	260	(5)	775

Totals	$1,910	$354	$(497)		$1,767

Year Ended February 3, 2007
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$290	$274	$(74	)(1)	$490
Allowance for cash discounts	9	-0-	(4	)(2)	5
Allowance for wholesale sales returns	754	-0-	62	(3)	816
Allowance for customer deductions	76	-0-	8	(4)	84
Allowance for co-op advertising	310	-0-	205	(5)	515

Totals	$1,439	$274	$197		$1,910

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $6,000 in 2009, $518 in 2008 and $1,000 in 2007 to the addition above, the total bad debt expense amounted to $1.1 million in 2009, $0.4 million in 2008 and $0.3 million in 2007.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.