Form 10-K/A
period 2009-01-31
GENESCO INC
filed 2009-04-27
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K (the “Original Filing”), for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009, and is filed solely to correct the Company’s previous notation that at the time of the filing of the Annual Report on Form 10-K that it was a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.
This Amendment to the Original Filing is solely for the purpose described above. The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein. This Amendment does not reflect any events that may have occurred subsequent to the Original Filing. All other information not affected by this Amendment remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

	By:	/s/James S. Gulmi

James S. Gulmi Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: April 27, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 2009.

/s/Hal N. Pennington Hal N. Pennington	Chairman
/s/Robert J. Dennis Robert J. Dennis	President, Chief Executive Officer and a Director
/s/James S. Gulmi James S. Gulmi	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/Paul D. Williams Paul D. Williams	Vice President and Chief Accounting Officer

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *

*By	/s/Roger G. Sisson

Roger G. Sisson Attorney-In-Fact

Exhibit Index

Exhibit Number	Description of Document

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002