Form 10-Q
period 2009-05-02
GENESCO INC
filed 2009-06-11
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended May 2, 2009

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-3083
Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one:)
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑
Common Shares Outstanding May 29, 2009 — 22,273,071

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 2,	January 31,	May 3,
Assets	2009	2009	2008

Current Assets
Cash and cash equivalents	$16,690	$17,672	$16,480
Restricted investment in Finish Line stock	-0-	-0-	29,075
Accounts receivable, net of allowances of $3,168 at May 2, 2009, $3,052 at January 31, 2009 and $1,679 at May 3, 2008	28,417	23,744	26,532
Inventories	298,733	306,078	284,873
Deferred income taxes	15,122	15,083	18,699
Prepaids and other current assets	39,589	35,542	24,503

Total current assets	398,551	398,119	400,162

Property and equipment:
Land	4,863	4,863	4,861
Buildings and building equipment	17,990	17,990	17,314
Computer hardware, software and equipment	80,602	79,255	76,791
Furniture and fixtures	99,475	99,954	94,675
Construction in progress	9,010	7,044	12,059
Improvements to leased property	272,736	274,613	267,942

Property and equipment, at cost	484,676	483,719	473,642
Accumulated depreciation	(250,925)	(244,038)	(222,886)

Property and equipment, net	233,751	239,681	250,756

Deferred income taxes	10,360	5,302	20
Goodwill	111,666	111,680	107,618
Trademarks	51,759	51,749	51,397
Other intangibles, net of accumulated amortization of $8,491 at May 2, 2009, $8,250 at January 31, 2009 and $7,634 at May 3, 2008	1,861	2,082	1,278
Other noncurrent assets	7,165	7,450	9,650

Total Assets	$815,113	$816,063	$820,881

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 2,	January 31,	May 3,
Liabilities and Shareholders’ Equity	2009	2009	2008

Current Liabilities
Accounts payable	$80,604	$73,143	$71,684
Accrued employee compensation	14,154	15,780	11,097
Accrued other taxes	10,428	11,254	10,447
Accrued income taxes	641	634	66,643
Dividend payable	-0-	-0-	29,075
Other accrued liabilities	28,252	28,727	29,998
Provision for discontinued operations	9,545	9,444	5,638

Total current liabilities	143,624	138,982	224,582

Long-term debt	51,648	113,735	79,037
Pension liability	22,197	25,968	2,949
Deferred rent and other long-term liabilities	81,923	81,499	75,215
Provision for discontinued operations	6,124	6,124	1,644

Total liabilities	305,516	366,308	383,427

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,254	5,203	5,319
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 2, 2009 — 22,761,309/22,272,845 January 31, 2009 — 19,731,979/19,243,515 May 3, 2008 — 19,657,587/19,169,123	22,761	19,732	19,658
Additional paid-in capital	112,061	49,780	43,943
Retained earnings	417,783	423,595	402,403
Accumulated other comprehensive loss	(30,405)	(30,698)	(16,012)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	509,597	449,755	437,454

Total Liabilities and Shareholders’ Equity	$815,113	$816,063	$820,881

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands, except per share amounts)

	Three Months Ended
	May 2,	May 3,
	2009	2008

Net sales	$370,366	$356,935
Cost of sales	181,144	175,540
Selling and administrative expenses	181,369	180,046
Gain from settlement of merger-related litigation	-0-	(204,075)
Restructuring and other, net	4,973	2,237

Earnings from operations	2,880	203,187

Loss on early retirement of debt	5,119	-0-
Interest expense, net:
Interest expense	3,091	3,200
Interest income	(8)	(255)

Total interest expense, net	3,083	2,945

(Loss) earnings before income taxes from continuing operations	(5,322)	200,242
Income taxes	281	70,802

(Loss) earnings from continuing operations	(5,603)	129,440
Provision for discontinued operations, net	(159)	(93)

Net (Loss) Earnings	$(5,762)	$129,347

Basic (loss) earnings per common share:
Continuing operations	$(0.30)	$6.15
Discontinued operations	(0.01)	(.01)

Net (loss) earnings	$(0.31)	$6.14

Diluted (loss) earnings per common share:
Continuing operations	$(0.30)	$5.14
Discontinued operations	(0.01)	0.00

Net (loss) earnings	$(0.31)	$5.14

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 2,	May 3,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(5,762)	$129,347
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	12,128	11,660
Amortization of deferred note expense and debt discount	1,018	952
Loss on early retirement of debt	5,119	-0-
Receipt of Finish Line stock	-0-	(29,075)
Deferred income taxes	1,675	(457)
Provision for losses on accounts receivable	100	39
Impairment of long-lived assets	4,467	1,227
Share-based compensation and restricted stock	1,599	2,001
Provision for discontinued operations	262	152
Other	512	489
Effect on cash from changes in working capital and other assets and liabilities:
Accounts receivable	(4,773)	(2,296)
Inventories	7,345	15,675
Prepaids and other current assets	(4,047)	(2,065)
Accounts payable	11,117	6,527
Other accrued liabilities	(4,592)	51,042
Other assets and liabilities	(3,054)	(1,877)

Net cash provided by operating activities	23,114	183,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,008)	(16,967)
Acquisitions, net of cash acquired	(5)	-0-
Proceeds from asset sales	2	4

Net cash used in investing activities	(11,011)	(16,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(45)	(47)
Shares repurchased	-0-	(88,386)
Change in overdraft balances	(3,656)	(10,145)
Borrowings under revolving credit facility	41,100	39,000
Payments on revolving credit facility	(50,200)	(108,000)
Dividends paid on non-redeemable preferred stock	(50)	(49)
Exercise of stock options	55	26
Other	(289)	-0-

Net cash used in financing activities	(13,085)	(167,601)

Net Decrease in Cash and Cash Equivalents	(982)	(1,223)
Cash and cash equivalents at beginning of period	17,672	17,703

Cash and cash equivalents at end of period	$16,690	$16,480

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,112	$1,640
Income taxes	864	8,938
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
Stock		Stock	Capital	Earnings	Loss	Stock	Income	Equity
Balance February 2, 2008 (as adjusted, see Note 2)	$5,338	$23,285	$129,179	$302,181	$(16,010)	$(17,857)		$426,116

Net earnings	-0-	-0-	-0-	150,756	-0-	-0-	$150,756	150,756
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	(1,145)
Tax benefit of stock options exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of SFAS 158 (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$136,068

Balance January 31, 2009	5,203	19,732	49,780	423,595	(30,698)	(17,857)		449,755

Net loss	-0-	-0-	-0-	(5,762)	-0-	-0-	$(5,762)	(5,762)
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(50)	-0-	-0-	-0-	(50)
Exercise of stock options	-0-	4	51	-0-	-0-	-0-	-0-	55
Employee and non-employee restricted stock	-0-	-0-	1,465	-0-	-0-	-0-	-0-	1,465
Share-based compensation	-0-	-0-	134	-0-	-0-	-0-	-0-	134
Restricted shares withheld for taxes	-0-	(41)	(521)	-0-	-0-	-0-	-0-	(562)
Conversion of 4 1/8% debentures	-0-	3,067	61,202	-0-	-0-	-0-	-0-	64,269
Loss on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	(59)	-0-	(59)	(59)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	352	-0-	352	352
Other	51	(1)	(50)	-0-	-0-	-0-	-0-	-0-

Comprehensive loss*							$(5,469)

Balance May 2, 2009	$5,254	$22,761	$112,061	$417,783	$(30,405)	$(17,857)		$509,597

*	Comprehensive income was $129.3 million for the first quarter ended May 3, 2008.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2010 (“Fiscal 2010”) and of the fiscal year ended January 31, 2009 (“Fiscal 2009”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at May 2, 2009 of 2,236 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail footwear and headwear stores. In November 2008, the Company acquired Impact Sports, a dealer of branded athletic and team products for college and high school teams, as part of the Hat World Group.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
     Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Note 5.
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
If the carrying value of the business unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of business unit goodwill to the carrying value of the goodwill in the same manner as if the business unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the business unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
     Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in the first quarter of Fiscal 2010 and $0.2 million in the first quarter of Fiscal 2009. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings (see Note 5). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change of SFAS No. 158 as of January 31, 2009. SFAS No. 158 required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision of SFAS No. 158 had no effect on the Company’s Condensed Consolidated Statements of Earnings for Fiscal 2009 or any prior period presented. It will not affect the Company’s operating results in future periods.
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
     Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the first quarters of Fiscal 2010 and 2009, share-based compensation expense was $0.1 million and $0.6 million, respectively. For the first quarters of Fiscal 2010 and 2009, restricted stock expense was $1.5 million and $1.4 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The Company did not grant any stock options for the three months ended May 2, 2009 or May 3, 2008. During the three months ended May 2, 2009, the Company did not issue any shares of employee restricted stock. During the three months ended May 3, 2008, the Company issued 371,216 shares of employee restricted stock which vest over a three-year term and had a grant date fair value of $20.16 per share. There was no director retainer stock issued for the three months ended May 2, 2009 or May 3, 2008.
Cash and Cash Equivalents
Included in cash and cash equivalents at May 2, 2009, January 31, 2009 and May 3, 2008 are cash equivalents of $0.2 million, $0.1 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At May 2, 2009, January 31, 2009 and May 3, 2008 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $25.2 million, $28.8 million and $16.3 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 16% and another customer accounted for 10% of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 2, 2009.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.2 million, $24.6 million and $25.7 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively, and deferred rent of $29.7 million, $29.0 million and $27.3 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004, Hat Shack, Inc. in January 2007 and Impact Sports in November 2008. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $111.7 million at May 2, 2009 and January 31, 2009 and $107.6 million at May 3, 2008. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.0 million and $0.9 million for the first quarter of Fiscal 2010 and Fiscal 2009, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for the first quarter of Fiscal 2010 and 2009. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.5 million, $7.5 million and $6.5 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.9 million and $8.8 million for the first quarter of Fiscal 2010 and 2009, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.7 million, $1.2 million and $1.5 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $1.0 million and $0.6 million for the first quarter of Fiscal 2010 and 2009, respectively. During the first quarter of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.8 million and $1.0 million for the first quarter of Fiscal 2010 and 2009, respectively. During the first quarter of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 2, 2009 consisted of $30.0 million of cumulative pension liability adjustments, net of tax, a cumulative net loss of $0.1 million on foreign currency forward contracts, net of tax, and a foreign currency translation adjustment of $0.3 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 12).
Derivative Instruments and Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively “SFAS No. 133”) require an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. In the past, the Company has entered into foreign currency forward exchange contracts in order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group. There were no contracts outstanding at May 2, 2009 and January 31, 2009.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
The Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157”) as of February 3, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-b, “Effective Date of FASB Statement No. 157,” (“FSP 157-b”). FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company adopted FSP 157-b as of February 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. See Note 7 for additional information.
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106.” FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009 (Fiscal 2010 for the Company). The Company is in the process of evaluating FSP FAS No. 132(R)-1 and does not expect it will have a significant impact on its results of operations or financial position.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009 (second quarter ended August 1, 2009 for the Company). FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 107-1 and APB No. 28-1 and does not expect it will have a significant impact on its results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Earnings.
Upon adoption of FSP APB 14-1, the Company measured the fair value of the Company’s $86.2 million 4 1/8% Convertible Subordinated Debentures issued in June 2003, using an interest rate that the Company could have obtained at the date of issuance for similar debt instruments. Based on this analysis, the Company determined that the fair value of the debentures was approximately $66.6 million as of the issuance date, a reduction of approximately $19.6 million in the carrying value of the debentures, of which $11.5 million was recorded as additional paid-in capital, $7.4 million was recorded as a deferred tax liability and $0.7 million as a reduction to deferred note expense. In accordance with FSP APB 14-1, the Company is required to allocate a portion of the $2.9 million of debt issuance costs that were directly related to the issuance of the debentures between a liability component and an equity component as of the issuance date. Based on this analysis, the Company reclassified approximately $0.7 million from deferred note expense as discussed above.
The retroactive application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense for the three months ended May 3, 2008 of $0.7 million.
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

	Three Months ended May 3, 2008
	As Previously		As
In thousands	Reported	Adjustment	Adjusted

Condensed Consolidated Statement of Earnings:

Interest expense	$2,458	$742	$3,200
Income taxes	71,092	(290)	70,802
Net earnings	129,799	(452)	129,347

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures, Continued

	January 31, 2009			May 3, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Condensed Consolidated Balance Sheets:

Noncurrent deferred income taxes	$7,132	$(1,830)	$5,302	$2,748	$(2,728)	$20
Other noncurrent assets	7,584	(134)	7,450	9,856	(206)	9,650
Total Assets	818,027	(1,964)	816,063	823,815	(2,934)	820,881

Long-term debt	118,520	(4,785)	113,735	86,220	(7,183)	79,037
Total Liabilities	371,093	(4,785)	366,308	390,610	(7,183)	383,427

Additional paid-in capital	38,230	11,550	49,780	32,392	11,551	43,943
Retained earnings	432,324	(8,729)	423,595	409,705	(7,302)	402,403
Total Shareholders’ Equity	446,934	2,821	449,755	433,205	4,249	437,454
Total Liabilities and Shareholders’ Equity	818,027	(1,964)	816,063	823,815	(2,934)	820,881
The amount of interest expense recognized and the effective interest rate for the Company’s convertible debentures were as follows:

	Three Months Ended
	May 2,	May 3
(in thousands)	2009	2008

Contractual coupon interest	$889	$889
Amortization of discount on convertible debentures	833	766

Interest expense	$1,722	$1,655

Effective interest rate	8.5%	8.5%

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During the three months ended May 3, 2008, the Company expensed $7.2 million in merger-related litigation costs.
Note 4
Acquisition
Impact Sports Acquisition
In the fourth quarter of Fiscal 2009, Hat World acquired the assets of Impact Sports, a dealer of branded athletic and team products for college and high school teams, for a purchase price of $5.1 million plus assumed debt of $1.3 million funded from borrowings under the Credit Facility with $0.8 million withheld until satisfaction of certain closing contingencies which were met in June 2009 and the remaining payment was made. The Company allocated $4.1 million of the purchase price to goodwill. Finite-lived intangibles include $1.0 million for customer relationships and $0.2 million for non-compete agreements. The goodwill related to Impact Sports is deductible for tax purposes.
Note 5
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
The Company recorded a pretax charge to earnings of $5.0 million in the first quarter of Fiscal 2010, including $4.5 million in asset impairments, $0.4 million for other legal matters and $0.1 million for lease terminations. The Company recorded a pretax charge to earnings of $2.2 million in the first quarter of Fiscal 2009, including $1.2 million in asset impairments, $0.7 million relating to a litigation settlement and $0.3 million for lease terminations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Restructuring and Other Charges and Discontinued Operations, Continued
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance February 2, 2008	$7,494
Additional provision Fiscal 2009	9,006
Charges and adjustments, net	(932)

Balance January 31, 2009	15,568
Additional provision Fiscal 2010	262
Charges and adjustments, net	(161)

Balance May 2, 2009*	15,669
Current provision for discontinued operations	9,545

Total Noncurrent Provision for Discontinued Operations	$6,124

*	Includes a $16.1 million environmental provision, including $10.0 million in current provision, for discontinued operations.
Note 6
Inventories

	May 2,	January 31,
In thousands	2009	2009

Raw materials	$2,320	$2,059
Wholesale finished goods	27,157	44,155
Retail merchandise	269,256	259,864

Total Inventories	$298,733	$306,078

Note 7
Fair Value
The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-b. FSP 157-b amended SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company adopted FSP 157-b as of February 1, 2009.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Fair Value, Continued
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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis during the three months ended May 2, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Three
	Months
	Ended
	May 2,				Total
	2009	Level 1	Level 2	Level 3	Losses
Long-lived assets held and used	$1,114	$—	$—	$1,114	$4,467
In accordance with SFAS No. 144, the Company recorded $4.5 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended May 2, 2009. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Earnings.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at May 2, 2009. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Long-Term Debt

	May 2,	January 31,
In thousands	2009	2009

4 1/8% convertible subordinated debentures due June 2023	$29,815	$86,220
Debt discount on 4 1/8% convertible subordinated debentures*	(1,367)	(4,785)
Revolver borrowings	23,200	32,300

Total long-term debt	51,648	113,735
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$51,648	$113,735

*	Remaining recognition period of 13.5 months as of May 2, 2009.
Long-term debt maturing during each of the next five years ending January is as follows: 2010 - $-0-; 2011 — $-0-; 2012 — $23,200,000; 2013 — $-0-, 2014 — $-0-, and thereafter — $29,815,000.
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
Deferred financing costs incurred of $1.2 million related to the Credit Facility were capitalized and are being amortized over four years. These costs are included in other non-current assets on the Condensed Consolidated Balance Sheets.
The Company had $23.2 million of revolver borrowings outstanding under the Credit Facility at May 2, 2009. The Company had outstanding letters of credit of $13.1 million under the facility at May 2, 2009. These letters of credit support product purchases and lease and insurance indemnifications.
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
The initial applicable margin for base rate loans was 0.00%, and the initial applicable margin for LIBOR loans was 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. As of May 2, 2009, the margin for LIBOR loans was 0.75%. The term “Excess Availability” means, as of any given date, the excess (if any) of the Borrowing Base over the outstanding credit extensions under the Credit Facility.
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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at May 2, 2009.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share: (1) in any quarter in which the price of its common stock issuable upon conversion of a Debenture reached 120% or more of the conversion price ($24.07 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) if specified corporate transactions occur or (3) if the trading price for the Debentures falls below certain thresholds. The Company’s common stock did not close at or above $24.07 for at least 10 of the last 30 trading days of the first quarter of Fiscal 2010. Therefore, the contingency was not satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 49.8462 shares (equivalent to a conversion price of $20.06 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Long-Term Debt, Continued
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million reflected on the Condensed Consolidated Statements of Earnings. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. The Company’s $29.8 million Debentures were reduced by a debt discount of $1.4 million as of May 2, 2009. The Company’s $86.2 million Debentures were reduced by a debt discount of $4.8 million as of January 31, 2009. The Debentures are classified as long-term debt as of May 2, 2009 and January 31, 2009, since the earliest that the redemption and repurchase features can occur are in June 2010. The Company adopted the provisions of FSP APB 14-1 for its Debentures as of February 1, 2009. The impact of the adoption of FSP APB 14-1 is discussed in more detail in Note 2.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Long-Term Debt, Continued
Deferred financing costs of $2.9 million relating to the issuance were initially capitalized and being amortized over seven years. As a result of adoption of FSP APB 14-1, $0.7 million was reclassified from deferred note expense to additional paid-in capital. The remaining balance of the deferred note expense is being amortized until June 2010 and is included in other noncurrent assets on the Condensed Consolidated Balance Sheets.
The indenture pursuant to which the Debentures were issued does not restrict the incurrence of senior debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.
Note 9
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	May 2,	May 3,	May 2,	May 3,
In thousands	2009	2008	2009	2008

Service cost	$63	$63	$37	$33
Interest cost	1,636	1,595	44	41
Expected return on plan assets	(2,092)	(2,128)	-0-	-0-
Amortization:
Prior service cost	1	2	-0-	-0-
Losses	598	823	17	20

Net amortization	599	825	17	20

Net Periodic Benefit Cost	$206	$355	$98	$94

While there was no cash requirement for the Plan in 2009, the Company made a $4.0 million contribution to the Plan in February 2009.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
(Loss) Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 2, 2009			May 3, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) earnings from continuing operations	$(5,603)			$129,440

Less: Preferred stock dividends	(50)			(49)

Basic EPS
Income available to common shareholders	(5,653)	18,852	$(.30)	129,391	21,050	$6.15

Effect of Dilutive Securities
Options		-0-			310
Convertible preferred stock(1)	-0-	-0-		38	59
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		1,056	3,898
Employees’ preferred stock(3)		-0-			54

Diluted EPS
Income available to common shareholders plus assumed conversions	$(5,653)	18,852	$(.30)	$130,485	25,371	$5.14

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the three months ended May 2, 2009 due to the loss from continuing operations. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the three months ended May 3, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the first quarter of Fiscal 2009. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,915, 25,949 and 5,423, respectively, as of May 2, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for the three months ended May 2, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the three months ended May 2, 2009 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the first quarter ended May 3, 2008, but not in the first quarter ended May 2, 2009 due to the loss from continuing operations.
The Company did not repurchase any shares during the first quarter ended May 2, 2009. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Note 3). The Company repurchased 4.0 million shares at a cost of $90.9 million during the three months ended May 3, 2008 of which $2.5 million was not paid in the quarter but included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Legal Proceedings, Continued
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff’s complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000.
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
Note 11
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
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.1 million as of May 2, 2009, $16.0 million as of January 31, 2009 and $7.7 million as of May 3, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million reflected in the first quarter of Fiscal 2010 and $0.2 million reflected in the first quarter of Fiscal 2009. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings.
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Legal Proceedings, Continued
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
On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company has removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. On May 5, 2009, the Company and the plaintiff’s counsel reached an agreement in principle to settle the lawsuit on a claims made basis. The minimum payment by the Company pursuant to the agreement, which remains subject to court approval, is $398,000; the maximum is $703,000.
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art. On January 21, 2009, the examiner issued a final office action again rejecting all of the claims in the patent. In April 2009, the examiner issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate for the patent. The litigation is likely to proceed once the Reexamination Certificate is issued.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 12
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports team dealer business acquired in November 2008; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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
Corporate assets include cash, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other, including litigation and the loss on early retirement of debt.

Three Months Ended	Underground			Johnston
May 2, 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$176,847	$26,728	$98,804	$39,330	$28,559	$106	$370,374
Intercompany sales	-0-	-0-	-0-	-0-	(8)	-0-	(8)

Net sales to external customers	$176,847	$26,728	$98,804	$39,330	$28,551	$106	$370,366

Segment operating income (loss)	$5,513	$(450)	$6,524	$157	$3,617	$(7,508)	$7,853
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(4,973)	(4,973)

Earnings (loss) from operations	5,513	(450)	6,524	157	3,617	(12,481)	2,880
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,091)	(3,091)
Interest income	-0-	-0-	-0-	-0-	-0-	8	8

Earnings (loss) before income taxes from continuing operations	$5,513	$(450)	$6,524	$157	$3,617	$(20,683)	$(5,322)

Total assets**	$239,976	$34,274	$315,097	$79,701	$26,489	$119,576	$815,113
Depreciation	5,939	728	3,337	949	14	1,161	12,128
Capital expenditures	5,701	24	3,240	1,871	7	165	11,008

*	Restructuring and other includes a $4.5 million charge for asset impairments, of which $3.6 million is in the Journeys Group, $0.6 million in the Underground Station Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Hat World Group.

**	Total assets for the Hat World Group include $111.7 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 12
Business Segment Information, Continued

Three Months Ended	Underground			Johnston
May 3, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$168,762	$29,004	$87,737	$46,571	$24,733	$113	$356,920
Intercompany sales	-0-	-0-	-0-	-0-	15	-0-	15

Net sales to external customers	$168,762	$29,004	$87,737	$46,571	$24,748	$113	$356,935

Segment operating income (loss)	$5,298	$(981)	$3,725	$3,683	$3,555	$(13,931)	$1,349
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,237)	(2,237)

Earnings (loss) from operations	5,298	(981)	3,725	3,683	3,555	187,907	203,187
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,200)	(3,200)
Interest income	-0-	-0-	-0-	-0-	-0-	255	255

Earnings (loss) before income taxes from continuing operations	$5,298	$(981)	$3,725	$3,683	$3,555	$184,962	$200,242

Total assets	$243,733	$43,856	$303,216	$71,925	$28,610	$129,541	$820,881
Depreciation	5,114	861	3,517	794	17	1,357	11,660
Capital expenditures	8,362	139	5,389	2,734	20	323	16,967

*	Restructuring and other includes a $1.2 million charge for asset impairments, of which $0.5 million is in the Journeys Group, $0.3 million in the Hat World Group, $0.3 million in the Johnston & Murphy Group and $0.1 million in the Underground Station Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company’s performance outlook for Fiscal 2010.
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the consumer economy and disruptions in the financial markets affecting the ability or willingness of the consumer to purchase the Company’s products.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies and deterioration in the financial condition of wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Competition in the Company’s markets and changes in the timing of holidays (including tax-free holidays), or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores on schedule and at acceptable expense levels and to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 11 to the Condensed Consolidated Financial Statements.
In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,236 retail footwear and headwear stores throughout the United States and, in Puerto Rico and Canada as of May 2, 2009. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 1,025 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised primarily of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports team dealer business acquired in November 2008; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy shops average approximately 1,450 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation.
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
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Additionally, the pace of the Company’s growth and the implementation of its long-term strategic plan may be negatively affected by economic conditions, and the Company has announced that it intends to slow the pace of new store openings and to focus on inventory management and cash flow until economic conditions improve. Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the current recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts.
Summary of Results of Operations
The Company’s net sales increased 3.8% during the first quarter of Fiscal 2010 compared to Fiscal 2009. The increase was driven primarily by a 13% increase in Hat World Group sales, a 5%

increase in Journeys Group sales and a 15% increase in Licensed Brands sales, offset by a 16% decrease in Johnston & Murphy Group sales and an 8% decrease in Underground Station Group sales. Gross margin increased as a percentage of net sales during the first quarter of Fiscal 2010, primarily due to margin increases in the Journeys Group, Hat World Group and Underground Station Group offset by margin decreases in Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales during the first quarter of Fiscal 2010, reflecting the comparison to substantial merger-related expenses in the first quarter of last year and decreases in selling and administrative expenses as a percentage of net sales in the Underground Station Group and Hat World Group, offset by increases as a percentage of net sales in the Journeys Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses during the first quarter of Fiscal 2009, included $7.2 million of merger-related expenses. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2010, primarily due to the gain of $204.1 million in the first quarter last year from the settlement of merger-related litigation and to decreased earnings from operations in the Johnston & Murphy Group partially offset by an increase in earnings from operations in the Hat World Group, Journeys Group and Licensed Brands as well as a smaller loss in the Underground Station Group.
Significant Developments
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB issued FSP APB 14-1, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Earnings. As a result, the Company has applied FSP APB 14-1 retrospectively to its Condensed Consolidated Financial Statements, as required. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense for the three months ended May 3, 2008 of $0.7 million. For additional information, see Note 2 to the Condensed Consolidated Financial Statements.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million reflected on the Condensed Consolidated Statements of Earnings. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. For additional information on the conversion of the 4 1/8% Debentures, see Note 8 to the Condensed Consolidated Financial Statements.

Impact Sports Acquisition
In the fourth quarter of Fiscal 2009, Hat World acquired the assets of Impact Sports, a dealer of branded athletic and team products for college and high school teams, for a purchase price of $5.1 million plus assumed debt of $1.3 million funded from borrowings under the Credit Facility.
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During the three months ended May 3, 2008, the Company expensed $7.2 million in merger-related litigation costs.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $5.0 million in the first quarter of Fiscal 2010, including $4.5 million in asset impairments, $0.4 million for other legal matters and $0.1 million for lease terminations. The Company recorded a pretax charge to earnings of $2.2 million in the first quarter of Fiscal 2009, including $1.2 million in asset impairments, $0.7 million relating to a litigation settlement and $0.3 million for lease terminations.
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
Results of Operations — First Quarter Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales in the first quarter ended May 2, 2009 increased 3.8% to $370.4 million from $356.9 million in the first quarter ended May 3, 2008. Gross margin increased 4.3% to $189.2 million in the first quarter this year from $181.4 million in the same period last year and increased as a percentage of net sales from 50.8% to 51.1%. Selling and administrative expenses in the first quarter this year increased 0.7% from the first quarter last year but decreased as a percentage of net sales from 50.4% to 49.0%. For the first quarter ended May 3, 2008, selling and administrative expenses included $7.2 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss before income taxes from continuing operations (“pretax (loss) earnings”) for the first quarter ended May 2, 2009 was $(5.3) million compared to pretax earnings of $200.2 million for the first quarter ended May 3, 2008. The pretax loss for the first quarter ended May 2, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $5.0 million, primarily for retail store asset impairments, other legal matters and lease terminations. Pretax earnings for the first quarter ended May 3, 2008 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $2.2 million, primarily for retail store asset impairments, other legal matters and lease terminations.
The net loss for the first quarter ended May 2, 2009 was $(5.8) million ($0.31 diluted loss per share) compared to net earnings of $129.3 million ($5.14 diluted earnings per share) for the first quarter ended May 3, 2008. The Company recorded an effective income tax rate of (5.3)% in the first quarter this year compared to 35.4% in the same period last year. The variance in the effective tax rate for the first quarter this year compared to the first quarter last year is primarily attributable to the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first quarter this year.
Journeys Group

	Three Months Ended
	May 2,	May 3,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$176,847	$168,762	4.8%
Earnings from operations	$5,513	$5,298	4.1%
Operating margin	3.1%	3.1%
Net sales from Journeys Group increased 4.8% for the first quarter ended May 2, 2009 compared to the same period last year. The increase reflects primarily a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a 3% increase in comparable store sales. Comparable store sales were impacted by an increase of 5% in average price per pair of shoes, reflecting changes in product mix, offset by a 1% decrease in footwear unit comparable sales. Unit sales increased 2% during the same period. Journeys Group operated 1,018 stores at the end of the first quarter of Fiscal 2010, including 145 Journeys Kidz stores and 55 Shi by Journeys stores, compared to 985 stores at the end of the first quarter last year, including 123 Journeys Kidz stores and 50 Shi by Journeys stores.
Journeys Group earnings from operations for the first quarter ended May 2, 2009 increased 4.1% to $5.5 million compared to $5.3 million for the first quarter ended May 3, 2008. The increase was due to increased net sales as increased gross margin as a percentage of net sales, reflecting changes in product mix and lower costs was offset by increased expenses primarily due to higher bonus accruals.

Underground Station Group

	Three Months Ended
	May 2,	May 3,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$26,728	$29,004	(7.8)%
Loss from operations	$(450)	$(981)	54.1%
Operating margin	(1.7)%	(3.4)%
Net sales from the Underground Station Group decreased 7.8% to $26.7 million for the first quarter ended May 2, 2009 from $29.0 million for the same period last year. The decrease reflects a 6% decrease in average Underground Station stores operated (related to the Company’s strategy of closing Jarman stores and the planned closing or conversion announced in May 2007 of up to 49 Underground Station Group stores) and a 5% decrease in comparable store sales. The decrease in comparable store sales reflects flat comparable footwear unit sales and a 3% decline in the average price per pair of shoes, partially reflecting a higher percentage of women’s and children’s products in the mix of products sold. Unit sales decreased 3% during the same period. Underground Station Group operated 177 stores at the end of the first quarter of Fiscal 2010, including 167 Underground Station stores, compared to 190 stores at the end of the first quarter last year, including 175 Underground Station stores.
Underground Station Group loss from operations for the first quarter ended May 2, 2009 improved to $(0.5) million from $(1.0) million in the first quarter ended May 3, 2008. The improvement was primarily due to decreased expenses as a percentage of net sales, reflecting lower bonus accruals.
Hat World Group

	Three Months Ended
	May 2,	May 3,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$98,804	$87,737	12.6%
Earnings from operations	$6,524	$3,725	75.1%
Operating margin	6.6%	4.2%
Net sales from Hat World Group increased 12.6% for the first quarter ended May 2, 2009 compared to the same period last year, reflecting primarily a 7% increase in comparable store sales and a 2% increase in average stores operated as well as sales from the newly acquired Impact Sports business. The comparable store sales increase reflected a 2% increase in comparable store units sold, primarily from strength in fashion-oriented Major League Baseball products and branded action headwear. Hat World Group operated 880 stores at the end of the first quarter of Fiscal 2010, including 50 stores in Canada, compared to 868 stores at the end of the first quarter last year, including 38 stores in Canada.
Hat World Group earnings from operations for the first quarter ended May 2, 2009 increased 75.1% to $6.5 million compared to $3.7 million for the first quarter ended May 3, 2008. The increase was due to increased net sales, increased gross margin as a percentage of net sales, primarily reflecting increased prices on certain products ahead of price increases from the Company’s supplier, and store-related expense leverage from positive comparable store sales.

Johnston & Murphy Group

	Three Months Ended
	May 2,	May 3,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$39,330	$46,571	(15.5)%
Earnings from operations	$157	$3,683	(95.7)%
Operating margin	0.4%	7.9%
Johnston & Murphy Group net sales decreased 15.5% to $39.3 million for the first quarter ended May 2, 2009 from $46.6 million for the first quarter ended May 3, 2008, reflecting primarily an 18% decrease in comparable store sales and a 20% decrease in Johnston & Murphy wholesale sales, offset by a 1% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 15% in the first quarter of Fiscal 2010 and the average price per pair of shoes decreased 5% for the same period. Retail operations accounted for 72.1% of Johnston & Murphy Group segment sales in the first quarter this year, up from 70.7% in the first quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 5% (9% in the Johnston & Murphy Shops) in the first quarter this year, primarily due to higher markdowns and changes in product mix, and footwear unit comparable sales decreased 16% during the same period. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2010 included 161 Johnston & Murphy shops and factory stores compared to 156 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2009.
Johnston & Murphy Group earnings from operations for the first quarter ended May 2, 2009 decreased 95.7% to $0.2 million compared to $3.7 million for the same period last year, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, and increased expenses as a percentage of net sales. Gross margin reflected increased markdowns and changes in product mix. Expenses reflected negative leverage from the decrease in comparable store sales.
Licensed Brands

	Three Months Ended
	May 2,	May 3,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$28,551	$24,748	15.4%
Earnings from operations	$3,617	$3,555	1.7%
Operating margin	12.7%	14.4%
Licensed Brands’ net sales increased 15.4% to $28.6 million for the first quarter ended May 2, 2009, from $24.7 million for the first quarter ended May 3, 2008. The sales increase reflects a 14% increase in sales of Dockers Footwear and an increase in sales from a new line of footwear that the Company is sourcing under a different brand primarily for a single department store chain. Dockers sales growth was driven by seasonal product introductions and increased penetration with existing customers. The Company does not expect the growth will continue in the second quarter due to the weak first quarter performance of many of its wholesale customers. Unit sales for Dockers

Footwear increased 17% for the first quarter this year while the average price per pair of Dockers shoes decreased 3% compared to the same period last year.
Licensed Brands’ earnings from operations for the first quarter ended May 2, 2009 were flat at $3.6 million. The increase in net sales was offset by decreased gross margin as a percentage of net sales, reflecting increased product costs and increased sales of closeouts at lower margins while expenses increased in dollars and as a percentage of net sales, reflecting increased advertising expense.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 2, 2009 was $17.6 million compared to income of $187.9 million for the first quarter ended May 3, 2008. The corporate expense in the first quarter this year included a $5.1 million loss on the early retirement of debt and $5.0 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Last year’s income in the first quarter included a $204.1 million gain from the settlement of merger-related litigation offset by $2.2 million in restructuring and other charges, primarily for retail store asset impairments, a litigation settlement and lease terminations, and $7.2 million in merger-related expenses.
Interest expense decreased 3.4% from $3.2 million in the first quarter ended May 3, 2008 to $3.1 million for the first quarter ended May 2, 2009, primarily due to a decrease in average revolver borrowings from $29.7 million for the first quarter ended May 3, 2008 to $25.7 million for the first quarter this year and lower interest rates. The application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense totaling $0.8 million for the first quarter ended May 2, 2009 compared to $0.7 million last year. Interest income decreased 96.9% to $8,000 from $0.3 million for the first quarter ended May 3, 2008. Last year had higher average short-term investments as a result of the proceeds from the settlement of merger-related litigation.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 2,	January 31,	May 3,
	2009	2009	2008
	(dollars in millions)
Cash and cash equivalents	$16.7	$17.7	$16.5
Working capital	$254.9	$259.1	$175.6
Long-term debt	$51.6	$113.7	$79.0
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $23.1 million in the first three months of Fiscal 2010 compared to $183.3 million in the first three months of Fiscal 2009. The $160.2 million decrease in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds from the merger-related litigation settlement in the first quarter last year. It also reflects changes in other accrued liabilities and inventory of $55.6 million and $8.3 million, respectively, offset by an increase in cash flow from changes in accounts payable of $4.6 million. The $55.6 million decrease in cash flow from other accrued liabilities was due to decreased accrued income taxes in the first quarter this year compared to the first quarter last year due to the gain from the merger-related litigation settlement last year. The $8.3 million decrease in cash flow from inventory reflected increased purchases in the Hat World Group to support sales. The $4.6 million increase in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.
The $7.3 million decrease in inventories at May 2, 2009 from January 31, 2009 levels reflected efforts to reduce wholesale and Journeys Group inventories.
Accounts receivable at May 2, 2009 increased $4.8 million compared to January 31, 2009, due primarily to increased accounts receivable from increased Licensed Brands sales.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Accounts payable	$11,117	$6,527
Accrued liabilities	(4,592)	51,042

	$6,523	$57,569

The difference in cash provided due to changes in accounts payable for the first quarter this year compared to the first quarter last year reflects changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to a $66.0 million decrease in accrued income taxes.
Revolving credit borrowings averaged $25.7 million during the three months ended May 2, 2009 and $29.7 million during the three months ended May 3, 2008 reflecting a lower level of initial revolver borrowings this year. The Company funded its seasonal working capital requirements and its capital expenditures in the first quarter through cash flow generated by operating activities.
The Company’s contractual obligations over the next five years have decreased from January 31, 2009. Long-term debt decreased to $51.6 million from $113.7 million primarily as a result of converting $56.4 million aggregate principal amount of the 4 1/8% Debentures into common stock during the first quarter this year. Future interest payments on long-term debt also decreased $33.8 million as a result of the debt conversion.
Capital Expenditures
Total capital expenditures in Fiscal 2010 are expected to be up to approximately $48.6 million. These include expected retail capital expenditures of up to $43.1 million to open up to 12 Journeys stores, 10 Journeys Kidz stores, three Shi by Journeys stores, eight Johnston & Murphy shops and factory stores and 40 Hat World stores including 15 stores in Canada and to complete 122 major store renovations and installing new POS equipment in all the Journeys and Journeys Kidz retail stores. Due to current economic conditions, the Company intends to be more selective with respect to new store locations. The Company expects to open stores at a slower pace in Fiscal 2010. Capital expenditures for wholesale operations and other purposes in Fiscal 2010 are planned to be approximately $5.5 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that borrowings under its revolving credit facility will be required to support seasonal working capital requirements and capital expenditures during Fiscal 2010, although the Company currently forecasts cash provided by operations will be sufficient to repay borrowings under the revolving credit facility by the end of the fiscal year. The approximately $9.5 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand, cash from operations and borrowings under the revolving credit facility. Additionally, holders of the Company’s 4 1/8% Convertible Subordinated Debentures have the option to require the Company to redeem them in June 2010 (Fiscal 2011 for the Company). While the Company expects to have adequate cash or borrowing capacity available to redeem the remaining $29.8 million of outstanding Debentures, negative variations from expected liquidity levels could require the Company to seek alternative financing on terms less favorable than those applicable to the Debentures.
There were $13.1 million of letters of credit and $23.2 million in revolver borrowings outstanding under the revolving credit facility at May 2, 2009. Net availability under the facility was $163.7 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $163.7 million at May 2, 2009. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at May 2, 2009.
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
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the three months ended May 3, 2008, of which $2.5 million was not paid in the quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company did not repurchase any shares during the three months ended May 2, 2009.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in the first quarter of Fiscal 2010 and $0.2 million in the first quarter of Fiscal 2009. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Earnings. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The aggregate principal balance of the Company’s outstanding long-term debt of $29.8 million 4 1/8% Convertible Subordinated Debentures due June 15, 2023 bears interest at a fixed rate. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 2, 2009. As a result, the Company considers the interest rate market risk implicit in these investments at May 2, 2009 to be low.
Accounts Receivable — The Company’s accounts receivable balance at May 2, 2009 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 16% of the Company’s trade accounts receivable balance and another customer accounted for 10% as of May 2, 2009 and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 2, 2009. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at May 2, 2009, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2010 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles and the accounting principles adopted by the Company during the three months ended May 2, 2009 are included in Notes 1 and 2 to the Condensed Consolidated Financial statements.
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
Based on their evaluation as of May 2, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company incorporates by reference the information regarding legal proceedings in Note 11 of the Company’s Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 29, 2009, the Company entered into separate exchange agreements with certain holders of its 4 1/8% Convertible Subordinated Debentures due 2023 (the “Debentures”) pursuant to which holders of approximately $56.4 million in aggregate principal amount of Debentures agreed to exchange their Debentures for an aggregate of 3,066,713 shares of the Company’s common stock and the payment of accrued interest. The issuance of the 3,066,713 shares of common stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption under Section 402 of the Securities Act and Rule 506 of Regulation D, as the exchange offer was not public.
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)

February 2009 2-1-09 to 2-28-09(1)	320	$14.36	-0-	$-0-
March 2009 3-1-09 to 3-28-09(1)	40,656	$13.75	-0-	$-0-
April 2009 3-29-09 to 5-2-09	-0-	$-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits
Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: June 11, 2009