Form 10-Q
period 2009-08-01
GENESCO INC
filed 2009-09-10
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended August 1, 2009

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-3083
Genesco Inc.
A Tennessee Corporation
I.R.S. No. 62-0211340
Genesco Park
1415 Murfreesboro Road
Nashville, Tennessee 37217-2895
Telephone 615/367-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑
Common Shares Outstanding September 4, 2009 — 22,672,720

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 1,	January 31,	August 2,
Assets	2009	2009	2008

Current Assets
Cash and cash equivalents	$21,457	$17,672	$24,283
Accounts receivable, net of allowances of $3,008 at August 1, 2009, $3,052 at January 31, 2009 and $2,489 at August 2, 2008	28,251	23,744	23,015
Inventories	332,917	306,078	327,986
Deferred income taxes	15,789	15,083	17,692
Prepaids and other current assets	44,197	35,542	23,507

Total current assets	442,611	398,119	416,483

Property and equipment:
Land	4,863	4,863	4,746
Buildings and building equipment	17,957	17,990	17,669
Computer hardware, software and equipment	80,194	79,255	78,234
Furniture and fixtures	100,225	99,954	96,248
Construction in progress	8,244	7,044	10,720
Improvements to leased property	273,859	274,613	272,924

Property and equipment, at cost	485,342	483,719	480,541
Accumulated depreciation	(256,630)	(244,038)	(231,474)

Property and equipment, net	228,712	239,681	249,067

Deferred income taxes	9,866	5,302	422
Goodwill	111,666	111,680	107,618
Trademarks	51,782	51,749	51,395
Other intangibles, net of accumulated amortization of $8,703 at August 1, 2009, $8,250 at January 31, 2009 and $7,836 at August 2, 2008	1,638	2,082	1,071
Other noncurrent assets	7,726	7,450	9,550

Total Assets	$854,001	$816,063	$835,606

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	August 1,	January 31,	August 2,
Liabilities and Shareholders’ Equity	2009	2009	2008

Current Liabilities
Accounts payable	$119,891	$73,143	$133,806
Accrued employee compensation	12,389	15,780	14,647
Accrued other taxes	10,607	11,254	11,593
Accrued income taxes	-0-	634	17,413
Other accrued liabilities	27,666	28,727	28,071
Provision for discontinued operations	9,494	9,444	14,271

Total current liabilities	180,047	138,982	219,801

Long-term debt	53,042	113,735	99,820
Pension liability	22,231	25,968	3,324
Deferred rent and other long-term liabilities	83,626	81,499	82,047
Provision for discontinued operations	6,124	6,124	1,606

Total liabilities	345,070	366,308	406,598

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,244	5,203	5,223
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 1, 2009 — 23,160,810/22,672,346
January 31, 2009 — 19,731,979/19,243,515
August 2, 2008 — 19,715,650/19,227,186	23,161	19,732	19,716
Additional paid-in capital	113,376	49,780	46,380
Retained earnings	415,012	423,595	391,601
Accumulated other comprehensive loss	(30,005)	(30,698)	(16,055)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	508,931	449,755	429,008

Total Liabilities and Shareholders’ Equity	$854,001	$816,063	$835,606

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$334,658	$353,138	$705,024	$710,073
Cost of sales	164,713	171,814	345,857	347,354
Selling and administrative expenses	168,598	173,420	349,967	353,466
Gain from settlement of merger-related litigation	-0-	-0-	-0-	(204,075)
Restructuring and other, net	3,320	3,261	8,293	5,498

(Loss) earnings from operations	(1,973)	4,643	907	207,830

Loss on early retirement of debt	-0-	-0-	5,119	-0-
Interest expense, net
Interest expense	1,866	2,897	4,957	6,097
Interest income	(4)	(24)	(12)	(279)

Total interest expense, net	1,862	2,873	4,945	5,818

(Loss) earnings before income taxes from continuing operations	(3,835)	1,770	(9,157)	202,012
Income tax (benefit) expense	(1,172)	7,161	(891)	77,963

(Loss) earnings from continuing operations	(2,663)	(5,391)	(8,266)	124,049
Provision for discontinued operations, net	(59)	(5,361)	(218)	(5,454)

Net (Loss) Earnings	$(2,722)	$(10,752)	$(8,484)	$118,595

Basic (loss) earnings per common share:
Continuing operations	$(.12)	$(.29)	$(.41)	$6.27
Discontinued operations	$(.01)	$(.29)	$(.01)	$(.28)

Net (loss) earnings	$(.13)	$(.58)	$(.42)	$5.99

Diluted (loss) earnings per common share:
Continuing operations	$(.12)	$(.29)	$(.41)	$5.15
Discontinued operations	$(.01)	$(.29)	$(.01)	$(.22)

Net (loss) earnings	$(.13)	$(.58)	$(.42)	$4.93

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,722)	$(10,752)	$(8,484)	$118,595
Tax benefit of stock options exercised	-0-	(29)	-0-	(29)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	11,723	11,619	23,851	23,279
Amortization of deferred note expense and debt discount	426	968	1,444	1,920
Loss on early retirement of debt	-0-	-0-	5,119	-0-
Receipt of Finish Line stock	-0-	-0-	-0-	(29,075)
Deferred income taxes	(129)	606	1,546	149
Provision for losses on accounts receivable	(40)	794	60	833
Impairment of long-lived assets	3,372	2,390	7,839	3,617
Share-based compensation and restricted stock	1,661	2,219	3,260	4,220
Provision for discontinued operations	97	8,813	359	8,965
Other	571	401	1,083	890
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	206	2,723	(4,567)	427
Inventories	(34,184)	(43,113)	(26,839)	(27,438)
Prepaids and other current assets	(4,608)	997	(8,655)	(1,068)
Accounts payable	36,022	53,069	47,139	59,596
Other accrued liabilities	(3,121)	(44,089)	(7,713)	6,953
Other assets and liabilities	1,153	7,216	(1,901)	5,339

Net cash provided by (used in) operating activities	10,427	(6,168)	33,541	177,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,052)	(12,654)	(21,060)	(29,621)
Acquisitions, net of cash acquired	-0-	-0-	(5)	-0-
Proceeds from assets sales	11	-0-	13	4

Net cash used in investing activities	(10,041)	(12,654)	(21,052)	(29,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(51)	(41)	(96)	(88)
Tax benefit of stock options exercised	-0-	29	-0-	29
Shares repurchased	-0-	(2,517)	-0-	(90,903)
Change in overdraft balances	3,265	9,053	(391)	(1,092)
Borrowings under revolving credit facility	75,000	54,000	116,100	93,000
Payments on revolving credit facility	(73,900)	(34,000)	(124,100)	(142,000)
Dividends paid on non-redeemable preferred stock	(49)	(50)	(99)	(99)
Exercise of stock options	117	151	172	177
Other	(1)	-0-	(290)	-0-

Net cash provided by (used in) financing activities	4,381	26,625	(8,704)	(140,976)

Net increase in cash and cash equivalents	4,767	7,803	3,785	6,580
Cash and cash equivalents at beginning of period	16,690	16,480	17,672	17,703

Cash and cash equivalents at end of period	$21,457	$24,283	$21,457	$24,283

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,907	$2,763	$3,019	$4,403
Income taxes	3,772	45,558	4,636	54,496
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 2, 2008 (as adjusted, see Note 2)	$5,338	$23,285	$129,179	$302,181	$(16,010)	$(17,857)		$426,116

Net earnings	-0-	-0-	-0-	150,756	-0-	-0-	$150,756	150,756
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	(1,145)
Tax benefit of stock options exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of SFAS 158 (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$136,068

Balance January 31, 2009	5,203	19,732	49,780	423,595	(30,698)	(17,857)		449,755

Net loss	-0-	-0-	-0-	(8,484)	-0-	-0-	$(8,484)	(8,484)
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(99)	-0-	-0-	-0-	(99)
Exercise of stock options	-0-	12	160	-0-	-0-	-0-	-0-	172
Employee and non-employee restricted stock	-0-	-0-	3,018	-0-	-0-	-0-	-0-	3,018
Share-based compensation	-0-	-0-	242	-0-	-0-	-0-	-0-	242
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(44)	(590)	-0-	-0-	-0-	-0-	(634)
Conversion of 4 1/8% debentures	-0-	3,067	61,202	-0-	-0-	-0-	-0-	64,269
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(125)	-0-	(125)	(125)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	818	-0-	818	818
Other	41	(11)	(31)	-0-	-0-	-0-	-0-	(1)

Comprehensive loss*							$(7,791)

Balance August 1, 2009	$5,244	$23,161	$113,376	$415,012	$(30,005)	$(17,857)		$508,931

*	Comprehensive loss was $(2.3) million and $(10.7) million for the second quarter ended August 1, 2009 and August 2, 2008, respectively.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at August 1, 2009 of 2,241 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail footwear and headwear stores. In November 2008, the Company acquired Impact Sports, a dealer of branded athletic and team products for college and high school teams, as part of the Hat World Group.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Note 6.
The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value and carrying value of the reporting unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value by an equal weighting of the results arrived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test was consistent with the risks inherent in its business and with industry discount rates.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $9.0 million in the second quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.5 million and $9.2 million for the first six months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 4). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48, which was adopted by the Company as of February 4, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”) which requires companies to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. This statement did not change the accounting for plans required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and it did not eliminate any of the expanded disclosures required by SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change of SFAS No. 158 as of January 31, 2009. SFAS No. 158 required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision of SFAS No. 158 had no effect on the Company’s Condensed Consolidated Statements of Operations for Fiscal 2009 or any prior period presented. It will not affect the Company’s operating results in future periods.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. Pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense for share-based payments based on the fair value of the awards. For the second quarters of Fiscal 2010 and 2009, share-based compensation expense was $0.1 million and $0.5 million, respectively. For the second quarters of Fiscal 2010 and 2009, restricted stock expense was $1.5 million and $1.8 million, respectively. For the first six months of Fiscal 2010 and 2009, share-based compensation expense was $0.2 million and $1.1 million, respectively. For the first six months of Fiscal 2010 and 2009, restricted stock expense was $3.0 million and $3.2 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company did not grant any stock options for the three months and six months ended August 1, 2009 or August 2, 2008. During the three months and six months ended August 1, 2009, the Company issued 383,745 shares of employee restricted stock at a grant date fair value of $19.25 per share of which 359,096 shares vest over a four-year term and the remaining 24,649 shares vest over a three-year term. During the three months and six months ended August 2, 2008, the Company issued 26,057 shares and 397,273 shares, respectively, of employee restricted stock which vest over a three-year term. The Company issued 26,057 employee restricted shares at a grant date fair value of $29.74 per share and 371,216 employee restricted shares at a grant date fair value of $20.16 per share. For the three months and six months ended August 1, 2009, the Company issued 21,204 shares of director restricted stock at a weighted average price of $25.46. For the three months and six months ended August 2, 2008, the Company issued 18,792 shares of director restricted stock at a weighted average price of $28.72. There was no director retainer stock issued for the three months and six months ended August 1, 2009 or August 2, 2008.
Cash and Cash Equivalents
Included in cash and cash equivalents at August 1, 2009, January 31, 2009 and August 2, 2008 are cash equivalents of $0.1 million, $0.1 million and $1.5 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At August 1, 2009, January 31, 2009 and August 2, 2008 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $28.4 million, $28.8 million and $25.3 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 14% of the Company’s trade receivables balance and no other customer accounted for more than 8% of the Company’s trade receivables balance as of August 1, 2009.
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.3 million, $24.6 million and $25.5 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively, and deferred rent of $30.1 million, $29.0 million and $27.8 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004, Hat Shack, Inc. in January 2007 and Impact Sports in November 2008. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $111.7 million at August 1, 2009 and January 31, 2009 and $107.6 million at August 2, 2008. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 1, 2009 and January 31, 2009 are:

Fair Values

		August 1,		January 31,
In thousands		2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$29,815	$40,548	$86,220	$77,518
Revolver Borrowings	24,300	24,086	32,300	29,186
Carrying amounts reported on the balance sheet for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of the Company’s long-term debt was based on a third party valuation using the Discounted Cash Flow method.

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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.0 million and $0.9 million for the second quarter of Fiscal 2010 and Fiscal 2009, respectively, and $2.0 million and $1.8 million for the first six months ended of Fiscal 2010 and Fiscal 2009, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.3 million and $0.1 million for the second quarter of Fiscal 2010 and 2009, respectively, and $0.3 million and $0.2 million for the first six months of Fiscal 2010 and 2009, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.0 million, $7.5 million and $5.7 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
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
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.5 million and $7.8 million for the second quarter of Fiscal 2010 and 2009, respectively, and $16.4 million and $16.6 million for the first six months of Fiscal 2010 and Fiscal 2009, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 93-7, “Reporting on Advertising Costs.” Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.7 million, $1.2 million and $1.6 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million and $0.6 million for the second quarter of Fiscal 2010 and 2009, respectively, and $1.7 million and $1.2 million for the first six months of Fiscal 2010 and 2009, respectively. During the first six months of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.3 million and $1.1 million for the second quarter of Fiscal 2010 and 2009, respectively, and $2.1 million for each of the first six months of Fiscal 2010 and Fiscal 2009. During the second quarter of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 1, 2009 consisted of $30.0 million of cumulative pension liability adjustments, net of tax, a cumulative net loss of $0.2 million on foreign currency forward contracts, net of tax, offset by a foreign currency translation adjustment of $0.2 million.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 11).
Derivative Instruments and Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively “SFAS No. 133”) require an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. In the past, the Company has entered into foreign currency forward exchange contracts in order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group. There were no contracts outstanding at August 1, 2009 and January 31, 2009.
New Accounting Principles
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter ended August 1, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. Adoption of this standard did not have a significant impact on the Company’s results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter ended August 1, 2009. The implementation of this standard did not have any impact on the Company’s results of operations or financial position. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect this standard will have a significant impact on its results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect this standard will have a significant impact on its results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of Fiscal 2010, and accordingly, its Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion, (including partial cash settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Operations.
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
The retroactive application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense for the three months and six months ended August 2, 2008 of $0.8 million and $1.5 million, respectively.
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

	Three Months ended August 2, 2008			Six Months ended August 2, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Condensed Consolidated Statement of Operations:

Interest expense	$2,138	$759	$2,897	$4,596	$1,501	$6,097
Income taxes	7,458	(297)	7,161	78,550	(587)	77,963
Net (loss) earnings	(10,290)	(462)	(10,752)	119,509	(914)	118,595

Diluted (loss) earnings per common share:
Continuing operations	$(.27)	$(.02)	$(.29)	$5.15	$.00	$5.15
Net (loss) earnings	$(.56)	$(.02)	$(.58)	$4.93	$.00	$4.93

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures, Continued

	January 31, 2009			August 2, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Condensed Consolidated Balance Sheets:

Noncurrent deferred income taxes	$7,132	$(1,830)	$5,302	$2,854	$(2,432)	$422
Other noncurrent assets	7,584	(134)	7,450	9,731	(181)	9,550
Total Assets	818,027	(1,964)	816,063	838,219	(2,613)	835,606

Long-term debt	118,520	(4,785)	113,735	106,220	(6,400)	99,820
Total Liabilities	371,093	(4,785)	366,308	412,998	(6,400)	406,598

Additional paid-in capital	38,230	11,550	49,780	34,829	11,551	46,380
Retained earnings	432,324	(8,729)	423,595	399,365	(7,764)	391,601
Total Shareholders’ Equity	446,934	2,821	449,755	425,221	3,787	429,008
Total Liabilities and Shareholders’ Equity	818,027	(1,964)	816,063	838,219	(2,613)	835,606
The amount of interest expense recognized and the effective interest rate for the Company’s convertible debentures were as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands)	2009	2008	2009	2008

Contractual coupon interest	$308	$889	$1,197	$1,778
Amortization of discount on convertible debentures	294	783	1,127	1,549

Interest expense	$602	$1,672	$2,324	$3,327

Effective interest rate	8.5%	8.5%	8.5%	8.5%

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
The Company recorded a pretax charge to earnings of $3.3 million in the second quarter of Fiscal 2010, including $3.4 million in asset impairments offset by a $0.1 million gain for other legal matters. The Company recorded a pretax charge to earnings of $8.3 million in the first six months of Fiscal 2010, including $7.9 million in asset impairments, $0.3 million for other legal matters and $0.1 million for lease terminations.
The Company recorded a pretax charge to earnings of $3.3 million in the second quarter of Fiscal 2009. The charge included $2.4 million in asset impairments, $0.6 million for lease terminations and $0.3 million for other legal matters. The Company recorded a pretax charge to earnings of $5.5 million in the first six months of Fiscal 2009. The charge included $3.6 million in retail store asset impairments, $1.1 million in other legal matters and $0.8 million for lease terminations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Restructuring and Other Charges and Discontinued Operations, Continued
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance February 2, 2008	$7,494
Additional provision Fiscal 2009	9,006
Charges and adjustments, net	(932)

Balance January 31, 2009	15,568
Additional provision Fiscal 2010	359
Charges and adjustments, net	(309)

Balance August 1, 2009*	15,618
Current provision for discontinued operations	9,494

Total Noncurrent Provision for Discontinued Operations	$6,124

*	Includes a $16.1 million environmental provision, including $10.0 million in current provision, for discontinued operations.
Note 5
Inventories

	August 1,	January 31,
In thousands	2009	2009

Raw materials	$4,335	$2,059
Wholesale finished goods	28,672	44,155
Retail merchandise	299,910	259,864

Total Inventories	$332,917	$306,078

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of August 1, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	August 1,				Total
	2009	Level 1	Level 2	Level 3	Losses
Long-lived assets held and used	$1,430	$—	$—	$1,430	$3,372
In accordance with SFAS No. 144, the Company recorded $3.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended August 1, 2009. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at August 1, 2009. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Long-Term Debt

	August 1,	January 31,
In thousands	2009	2009

4 1/8% convertible subordinated debentures due June 2023	$29,815	$86,220
Debt discount on 4 1/8% convertible subordinated debentures*	(1,073)	(4,785)
Revolver borrowings	24,300	32,300

Total long-term debt	53,042	113,735
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt	$53,042	$113,735

*	Remaining recognition period of 10.5 months as of August 1, 2009.
Long-term debt maturing during each of the next five years ending January is as follows: 2010 — $-0-; 2011 — $-0-; 2012 — $24,300,000; 2013 — $-0-, 2014 — $-0-, and thereafter — $29,815,000.
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
The Company had $24.3 million of revolver borrowings outstanding under the Credit Facility at August 1, 2009. The Company had outstanding letters of credit of $10.3 million under the facility at August 1, 2009. These letters of credit support product purchases and lease and insurance indemnifications.
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
Note 7
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
The initial applicable margin for base rate loans was 0.00%, and the initial applicable margin for LIBOR loans was 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. As of August 1, 2009, the margin for LIBOR loans was 0.75%. The term “Excess Availability” means, as of any given date, the excess (if any) of the Borrowing Base over the outstanding credit extensions under the Credit Facility.
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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at August 1, 2009.

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
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share: (1) in any quarter in which the price of its common stock issuable upon conversion of a Debenture reached 120% or more of the conversion price ($24.07 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) if specified corporate transactions occur or (3) if the trading price for the Debentures falls below certain thresholds. The Company’s common stock did not close at or above $24.07 for at least 10 of the last 30 trading days of the second quarter of Fiscal 2010. Therefore, the contingency was not satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 49.8462 shares (equivalent to a conversion price of $20.06 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Long-Term Debt, Continued
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million reflected on the Condensed Consolidated Statements of Operations. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. The Company’s $29.8 million Debentures were reduced by a debt discount of $1.1 million as of August 1, 2009. The Company’s $86.2 million Debentures were reduced by a debt discount of $4.8 million as of January 31, 2009. The Debentures are classified as long-term debt as of August 1, 2009 and January 31, 2009, since the earliest that the redemption and repurchase features can occur are in June 2010 and the Company intends to refinance the debentures on a long-term basis with revolver borrowings in June 2010. Revolver borrowings are not due until December 1, 2011. The Company adopted the provisions of FSP APB 14-1 for its Debentures as of February 1, 2009. The impact of the adoption of FSP APB 14-1 is discussed in more detail in Note 2.
The Company pays cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company will pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equals 120% or more of the principal amount of the Debentures. This contingency was satisfied during the six-month period ended December 15, 2008. As a result, the Company paid $0.1 million in contingent interest on December 15, 2008. No contingent interest was paid with the June 15, 2009 interest payment.
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
Note 7
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
Note 8
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	August 1,	August 2,	August 1,	August 2,
In thousands	2009	2008	2009	2008

Service cost	$63	$62	$37	$33
Interest cost	1,642	1,574	44	41
Expected return on plan assets	(2,087)	(2,147)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	384	846	17	20

Net amortization	385	847	17	20

Net Periodic Benefit Cost	$3	$336	$98	$94

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Defined Benefit Pension Plans and Other Benefit Plans, Continued

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
In thousands	2009	2008	2009	2008

Service cost	$126	$125	$74	$66
Interest cost	3,278	3,169	88	82
Expected return on plan assets	(4,179)	(4,275)	-0-	-0-
Amortization:
Prior service cost	2	3	-0-	-0-
Losses	982	1,669	34	40

Net amortization	984	1,672	34	40

Net Periodic Benefit Cost	$209	$691	$196	$188

While there was no cash requirement for the Plan in 2009, the Company made a $4.0 million contribution to the Plan in February 2009.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
(Loss) Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 1, 2009			August 2, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(2,663)			$(5,391)

Less: Preferred stock dividends	(49)			(50)

Basic EPS
Income available to common shareholders	(2,712)	21,798	$(.12)	(5,441)	18,513	$(.29)

Effect of Dilutive Securities
Options		-0-			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		-0-			-0-

Diluted EPS
Income available to common shareholders plus assumed conversions	$(2,712)	21,798	$(.12)	$(5,441)	18,513	$(.29)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the three months ended August 1, 2009 and August 2, 2008 due to the loss from continuing operations. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,949 and 5,423, respectively, as of August 1, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for the three months ended August 1, 2009 and August 2, 2008 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the three months ended August 1, 2009 and August 2, 2008 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Due to the loss from continuing operations for the three months ended August 1, 2009 and August 2, 2008, these shares are not assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
(Loss) Earnings Per Share

	For the Six Months Ended			For the Six Months Ended
	August 1, 2009			August 2, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(Loss) earnings from continuing operations	$(8,266)			$124,049

Less: Preferred stock dividends	(99)			(99)

Basic EPS
Income available to common shareholders	(8,365)	20,326	$(.41)	123,950	19,782	$6.27

Effect of Dilutive Securities
Options		-0-			316
Convertible preferred stock(1)	-0-	-0-		76	59
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		2,143	4,298
Employees’ preferred stock(3)		-0-			53

Diluted EPS
Income available to common shareholders plus assumed conversions	$(8,365)	20,326	$(.41)	$126,169	24,508	$5.15

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the six months ended August 1, 2009 due to the loss from continuing operations. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the six months ended August 2, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the six months of Fiscal 2009. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,949 and 5,423, respectively, as of August 1, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for the six months ended August 1, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the six months ended August 1, 2009 because it would have been antidilutive. The amount of interest on the convertible subordinated debentures for the six months ended August 2, 2008 per common share obtainable on conversion was lower that basic earnings per share, therefore the convertible debentures are reflected in diluted earnings per share for the six months ended August 2, 2008.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the six months ended August 2, 2008, but not in the six months ended August 1, 2009 due to the loss from continuing operations.
The Company did not repurchase any shares during the six months ended August 1, 2009. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Note 3). The Company repurchased 4.0 million shares at a cost of $90.9 million during the six months ended August 2, 2008.

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
In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. The Consent Order must be approved by the EPA and the U.S. Department of Justice and entered by the U.S. District Court of the Eastern District of New York before it will be effective.
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
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether the EPA’s substantive allegations are accurate. The Company, together with other tannery PRP’s, has entered into cost sharing agreements and Consent Decrees with the EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
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
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.1 million as of August 1, 2009, $16.0 million as of January 31, 2009 and $16.3 million as of August 2, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $9.0 million reflected in the second quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.5 million and $9.2 million reflected in the first six months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.
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
Notes to Condensed Consolidated Financial Statements
Note 10
Legal Proceedings, Continued
On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. On May 5, 2009, the Company and the plaintiff’s counsel reached an agreement in principle to settle the lawsuit on a claims made basis. The minimum payment by the Company pursuant to the agreement, which remains subject to court approval, is $398,000; the maximum is $703,000.
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
Corporate assets include cash, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other, including major litigation and the loss on early retirement of debt.

Three Months Ended	Underground		Johnston
August 1, 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$148,592	$18,561	$108,880	$39,054	$19,412	$219	$334,718
Intercompany sales	-0-	-0-	(50)	-0-	(10)	-0-	(60)

Net sales to external customers	$148,592	$18,561	$108,830	$39,054	$19,402	$219	$334,658

Segment operating income (loss)	$(3,159)	$(3,789)	$10,526	$(459)	$1,987	$(3,759)	$1,347
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(3,320)	(3,320)

Earnings (loss) from operations	(3,159)	(3,789)	10,526	(459)	1,987	(7,079)	(1,973)
Interest expense	-0-	-0-	-0-	-0-	-0-	(1,866)	(1,866)
Interest income	-0-	-0-	-0-	-0-	-0-	4	4

Earnings (loss) before income taxes from continuing operations	$(3,159)	$(3,789)	$10,526	$(459)	$1,987	$(8,941)	$(3,835)

Total assets**	$263,648	$34,157	$323,333	$76,997	$24,890	$130,976	$854,001
Depreciation	5,416	673	3,564	914	11	1,145	11,723
Capital expenditures	5,310	54	3,247	779	-0-	662	10,052

*	Restructuring and other includes a $3.4 million charge for asset impairments, of which $2.5 million is in the Journeys Group, $0.5 million in the Hat World Group, $0.2 million in the Underground Station Group and $0.2 million in the Johnston & Murphy Group.

**	Total assets for the Hat World Group include $111.7 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Three Months Ended	Underground		Johnston
August 2, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$160,960	$23,597	$102,169	$44,014	$22,190	$253	$353,183
Intercompany sales	-0-	-0-	-0-	-0-	(45)	-0-	(45)

Net sales to external customers	$160,960	$23,597	$102,169	$44,014	$22,145	$253	$353,138

Segment operating income (loss)	$2,388	$(3,038)	$11,454	$2,994	$2,091	$(7,985)	$7,904
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(3,261)	(3,261)

Earnings (loss) from operations	2,388	(3,038)	11,454	2,994	2,091	(11,246)	4,643
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,897)	(2,897)
Interest income	-0-	-0-	-0-	-0-	-0-	24	24

Earnings (loss) before income taxes from continuing operations	$2,388	$(3,038)	$11,454	$2,994	$2,091	$(14,119)	$1,770

Total assets	$275,596	$43,018	$306,757	$75,655	$28,261	$106,319	$835,606
Depreciation	5,282	852	3,442	839	14	1,190	11,619
Capital expenditures	6,169	79	3,583	1,808	4	1,011	12,654

*	Restructuring and other includes a $2.4 million charge for asset impairments, of which $1.9 million is in the Hat World Group, $0.3 million in the Journeys Group and $0.2 million in the Underground Station Group.

Six Months Ended	Underground		Johnston
August 1, 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$325,439	$45,289	$207,684	$78,386	$47,968	$325	$705,091
Intercompany sales	-0-	-0-	(50)	(2)	(15)	-0-	(67)

Net sales to external customers	$325,439	$45,289	$207,634	$78,384	$47,953	$325	$705,024

Segment operating income (loss)	$2,354	$(4,239)	$17,050	$(302)	$5,604	$(11,267)	$9,200
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(8,293)	(8,293)

Earnings (loss) from operations	2,354	(4,239)	17,050	(302)	5,604	(19,560)	907
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,957)	(4,957)
Interest income	-0-	-0-	-0-	-0-	-0-	12	12

Earnings (loss) before income taxes from continuing operations	$2,354	$(4,239)	$17,050	$(302)	$5,604	$(29,624)	$(9,157)

Total assets	$263,648	$34,157	$323,333	$76,997	$24,890	$130,976	$854,001
Depreciation	11,355	1,401	6,901	1,863	25	2,306	23,851
Capital expenditures	11,011	78	6,487	2,650	7	827	21,060

*	Restructuring and other includes a $7.9 million charge for asset impairments, of which $6.1 million is in the Journeys Group, $0.8 million in the Underground Station Group, $0.6 million in the Hat World Group and $0.4 million in the Johnston & Murphy Group.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 11
Business Segment Information, Continued

Six Months Ended	Underground		Johnston
August 2, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$329,722	$52,601	$189,906	$90,585	$46,922	$366	$710,102
Intercompany sales	-0-	-0-	-0-	-0-	(29)	-0-	(29)

Net sales to external customers	$329,722	$52,601	$189,906	$90,585	$46,893	$366	$710,073

Segment operating income (loss)	$7,686	$(4,019)	$15,179	$6,677	$5,646	$(21,916)	$9,253
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(5,498)	(5,498)

Earnings (loss) from operations	7,686	(4,019)	15,179	6,677	5,646	176,661	207,830
Interest expense	-0-	-0-	-0-	-0-	-0-	(6,097)	(6,097)
Interest income	-0-	-0-	-0-	-0-	-0-	279	279

Earnings (loss) before income taxes from continuing operations	$7,686	$(4,019)	$15,179	$6,677	$5,646	$170,843	$202,012

Total assets	$275,596	$43,018	$306,757	$75,655	$28,261	$106,319	$835,606
Depreciation	10,396	1,713	6,959	1,633	31	2,547	23,279
Capital expenditures	14,481	218	8,711	4,536	24	1,651	29,621

*	Restructuring and other includes a $3.6 million charge for asset impairments, of which $2.2 million is in the Hat World Group, $0.8 million in the Journeys Group, $0.3 million in the Johnston & Murphy Group and $0.3 million in the Underground Station Group.

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
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the consumer economy and disruptions in the financial markets affecting the ability or willingness of the consumer to purchase the Company’s products.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Competition in the Company’s markets and changes in the timing of holidays (including tax-free holidays), or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores on schedule and at acceptable expense levels, to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels, and to negotiate appropriate concessions on occupancy costs and other material lease terms with landlords of economically distressed and underperforming stores.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 10 to the Condensed Consolidated Financial Statements.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,241 retail footwear and headwear stores throughout the United States and, in Puerto Rico and Canada as of August 1, 2009. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
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
The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers® brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and in certain other Latin American countries. The Dockers license agreement was renewed May 15, 2009. The Dockers license agreement, as amended, expires on December 31, 2012. The Company uses the Dockers name to market casual and dress casual footwear to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country.
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Additionally, the pace of the Company’s growth and the implementation of its long-term strategic plan may be negatively affected by economic conditions, and the Company has announced that it intends to slow the pace of new store openings and to focus on inventory management and cash flow until economic conditions improve. Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the current recession, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand. Also important to the Company’s long-term prospects are the availability and cost of appropriate locations for the Company’s retail concepts. The Company is opening stores in airports and on streets in major cities and tourist venues, among other locations, in an effort to broaden its selection of locations for additional stores beyond the malls that have traditionally been the dominant venue for its retail concepts. The Company is also focusing on opportunities provided by the current economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.

Summary of Results of Operations
The Company’s net sales decreased 5.2% during the second quarter of Fiscal 2010 compared to Fiscal 2009. The decrease was driven primarily by a sales decrease in all of the Company’s businesses except Hat World Group. Gross margin decreased as a percentage of net sales during the second quarter of Fiscal 2010, primarily due to margin decreases in the Journeys Group, Hat World Group, Underground Station Group and Johnston & Murphy Group, offset by a margin increase in Licensed Brands. Selling and administrative expenses increased as a percentage of net sales during the second quarter of Fiscal 2010, reflecting increases in selling and administrative expenses as a percentage of net sales in the Journeys Group, Underground Station Group, Hat World Group and Johnston & Murphy Group, offset by a decrease as a percentage of net sales in Licensed Brands. Selling and administrative expenses during the second quarter of Fiscal 2009 included $0.3 million of merger-related expenses. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2010, primarily due to decreased earnings from operations in all of the Company’s business units.
Significant Developments
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB issued FSP APB 14-1, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Operations. As a result, the Company has applied FSP APB 14-1 retrospectively to its Condensed Consolidated Financial Statements, as required. The retroactive application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense for the three months and six months ended August 2, 2008 of $0.8 million and $1.5 million, respectively. For additional information, see Note 2 to the Condensed Consolidated Financial Statements.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million in the first quarter of Fiscal 2010 reflected on the Condensed Consolidated Statements of Operations. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. For additional information on the conversion of the 4 1/8% Debentures, see Note 7 to the Condensed Consolidated Financial Statements.

Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During the three months and six months ended August 2, 2008, the Company expensed $0.3 million and $7.6 million in merger-related litigation costs.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $3.3 million in the second quarter of Fiscal 2010, including $3.4 million in asset impairments offset by a $0.1 million gain for other legal matters. The Company recorded a pretax charge to earnings of $8.3 million in the first six months of Fiscal 2010, including $7.9 million in asset impairments, $0.3 million for other legal matters and $0.1 million for lease terminations.
The Company recorded a pretax charge to earnings of $3.3 million in the second quarter of Fiscal 2009. The charge included $2.4 million in asset impairments, $0.6 million for lease terminations and $0.3 million for other legal matters. The Company recorded a pretax charge to earnings of $5.5 million in the first six months of Fiscal 2009. The charge included $3.6 million in retail store asset impairments, $1.1 million in other legal matters and $0.8 million for lease terminations.
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
Results of Operations — Second Quarter Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales in the second quarter ended August 1, 2009 decreased 5.2% to $334.7 million from $353.1 million in the second quarter ended August 2, 2008. Gross margin decreased 6.3% to $169.9 million in the second quarter this year from $181.3 million in the same period last year and decreased as a percentage of net sales from 51.3% to 50.8%. Selling and administrative expenses in the second quarter this year decreased 2.8% from the second quarter last year but increased as a percentage of net sales from 49.1% to 50.4%. For the second quarter ended August 2, 2008, selling and administrative expenses included $0.3 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
The loss before income taxes from continuing operations (“pretax (loss) earnings”) for the second quarter ended August 1, 2009 was $(3.8) million compared to pretax earnings of $1.8 million for the second quarter ended August 2, 2008. The pretax loss for the second quarter ended August 1, 2009 included restructuring and other charges of $3.3 million, primarily for retail store asset impairments. Pretax earnings for the second quarter ended August 2, 2008 included restructuring and other charges of $3.3 million, primarily for retail store asset impairments, lease terminations and other legal matters.
The net loss for the second quarter ended August 1, 2009 was $(2.7) million ($0.13 diluted loss per share) compared to a net loss of $(10.8) million ($0.58 diluted loss per share) for the second quarter ended August 2, 2008. Net earnings for the three months ended August 2, 2008 included a $5.4 million ($0.29 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. The Company recorded an effective income tax rate of 30.6% in the second quarter this year compared to 405% in the same period last year. The variance in the effective tax rate for the second quarter this year compared to the second quarter last year is primarily attributable to last year’s second quarter income tax expense reflecting an income tax liability as a result of the increase in value of shares of common stock of The Finish Line, Inc., received in the settlement of litigation with The Finish Line, Inc. Because of the differences between U.S. Generally Accepted Accounting Principles and the tax law in their respective treatment of this appreciation, the Company recorded a tax liability on the appreciation, which could not be recognized as income for accounting purposes. This year’s effective tax rate was impacted by FIN 48 discreet expense recorded during the second quarter.
Journeys Group

	Three Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$148,592	$160,960	(7.7)%
(Loss) earnings from operations	$(3,159)	$2,388	NM
Operating margin	(2.1)%	1.5%
Net sales from Journeys Group decreased 7.7% for the second quarter ended August 1, 2009 compared to the same period last year. The decrease reflects primarily a 9% decrease in comparable store sales offset by a 3% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Comparable store sales reflected a 10% decrease in footwear unit comparable sales offset by a 1% increase in average price per pair of shoes, reflecting changes in product mix. Journeys Group operated 1,021 stores at the end of the second quarter of Fiscal 2010, including 148 Journeys Kidz stores and 55 Shi by Journeys stores, compared to 993 stores at the end of the second quarter last year, including 128 Journeys Kidz stores and 52 Shi by Journeys stores.

Journeys Group loss from operations for the second quarter ended August 1, 2009 decreased to a $(3.2) million loss compared to earnings of $2.4 million for the second quarter ended August 2, 2008. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, (reflecting increased markdowns), and increased expenses as a percentage of net sales reflecting negative leverage of store related expenses from the decrease in comparable store sales.
Underground Station Group

	Three Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$18,561	$23,597	(21.3)%
Loss from operations	$(3,789)	$(3,038)	(24.7)%
Operating margin	(20.4)%	(12.9)%
Net sales from the Underground Station Group decreased 21.3% to $18.6 million for the second quarter ended August 1, 2009, from $23.6 million for the same period last year. The decrease reflects a 19% decrease in comparable store sales and a 6% decrease in average Underground Station Group stores operated. The decrease in comparable store sales reflects a 14% decrease in footwear unit comparable sales and a 3% decline in the average price per pair of shoes, reflecting higher markdowns and changes in product mix. Underground Station Group operated 176 stores at the end of the second quarter of Fiscal 2010, including 166 Underground Station Group stores, compared to 185 stores at the end of the second quarter last year, including 171 Underground Station stores.
Underground Station Group loss from operations for the second quarter ended August 1, 2009 increased 24.7% to $(3.8) million from $(3.0) million in the second quarter ended August 2, 2008. The decrease was primarily due to decreased net sales, decreased gross margin as a percentage of net sales, (reflecting increased markdowns), and increased expenses as a percentage of net sales reflecting negative leverage in store related expenses from the decrease in comparable store sales.
Hat World Group

	Three Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$108,830	$102,169	6.5%
Earnings from operations	$10,526	$11,454	(8.1)%
Operating margin	9.7%	11.2%
Net sales from Hat World Group increased 6.5% for the second quarter ended August 1, 2009 compared to the same period last year, reflecting primarily sales from the newly acquired Impact Sports business and a 1% increase in average stores operated offset by a 2% decrease in comparable store sales. The comparable store sales decrease reflected a 4% decrease in comparable store headwear units sold, primarily from weakness in fashion-oriented Major League Baseball products and NCAA products, offset by a 2% increase in average price per hat. Hat World Group operated 883 stores at the end of the second quarter of Fiscal 2010, including 51 stores in Canada, compared to 869 stores at the end of the second quarter last year, including 40 stores in Canada.

Hat World Group earnings from operations for the second quarter ended August 1, 2009 decreased 8.1% to $10.5 million compared to $11.5 million for the second quarter ended August 2, 2008. The decrease was due to decreased gross margin as a percentage of net sales, primarily reflecting a lower gross margin in its newly acquired wholesale business, Impact Sports, and increased promotional activity, and increased expenses as a percentage of net sales reflecting negative leverage from decreased comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$39,054	$44,014	(11.3)%
(Loss) earnings from operations	$(459)	$2,994	NM
Operating margin	(1.2)%	6.8%
Johnston & Murphy Group net sales decreased 11.3% to $39.1 million for the second quarter ended August 1, 2009 from $44.0 million for the second quarter ended August 2, 2008, reflecting primarily a 16% decrease in comparable store sales and an 11% decrease in Johnston & Murphy wholesale sales, offset by a 4% increase in average Johnston & Murphy stores operated. Unit sales for the Johnston & Murphy wholesale business increased 1% in the second quarter of Fiscal 2010 while the average price per pair of shoes decreased 11% for the same period. Retail operations accounted for 75.6% of Johnston & Murphy Group segment sales in the second quarter this year, down from 75.7% in the second quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 4% in the second quarter this year, primarily due to higher markdowns and changes in product mix. Footwear unit comparable sales decreased 12% during the same period. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2010 included 161 Johnston & Murphy shops and factory stores compared to 155 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2009.
Johnston & Murphy Group’s loss from operations for the second quarter ended August 1, 2009 was $(0.5) million compared to earnings of $3.0 million for the same period last year, primarily reflecting decreased net sales, decreased gross margin as a percentage of net sales, and increased expenses as a percentage of net sales. Gross margin reflected increased markdowns. Expenses reflected negative leverage from the decrease in comparable store sales.
Licensed Brands

	Three Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$19,402	$22,145	(12.4)%
Earnings from operations	$1,987	$2,091	(5.0)%
Operating margin	10.2%	9.4%
Licensed Brands’ net sales decreased 12.4% to $19.4 million for the second quarter ended August 1, 2009, from $22.1 million for the second quarter ended August 2, 2008. The sales decrease reflects a 13% decrease in sales of Dockers Footwear. Unit sales for Dockers Footwear decreased 12% for the second quarter this year and the average price per pair of Dockers shoes decreased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the second quarter ended August 1, 2009 decreased 5% to $2.0 million from $2.1 million for the same period last year. The decrease in earnings was caused by the decline in net sales partially offset by increased gross margin as a percentage of net sales, reflecting decreased product costs, and decreased expenses in both dollars and as a percentage of net sales, reflecting decreased bad debt expense.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 1, 2009 was $7.1 million compared to $11.2 million for the second quarter ended August 2, 2008. Corporate expense in the second quarter this year included $3.3 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s corporate expense in the second quarter included $3.3 million in restructuring and other charges, primarily for retail store asset impairments, a litigation settlement and lease terminations, and $0.3 million in merger-related expenses. The reduction in corporate and other expense was primarily due to reduced bonus accruals and lower professional fees.
Interest expense decreased 35.6% from $2.9 million in the second quarter ended August 2, 2008, to $1.9 million for the second quarter ended August 1, 2009, primarily due to reduced interest expense on the Company’s 4 1/8% Debentures as a result of retiring $56.4 million in aggregate principal amount of the Debentures during the first quarter of Fiscal 2010. The application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense totaling $0.3 million for the second quarter ended August 1, 2009, compared to $0.8 million for the same period last year. Interest income decreased 83% to $4,000 from $24,000 for the second quarter ended August 2, 2008. Last year had higher average short-term investments as a result of the proceeds from the settlement of merger-related litigation.
Results of Operations — Six Months Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales in the six months ended August 1, 2009 decreased 0.7% to $705.0 million from $710.1 million in the six months ended August 2, 2008. Gross margin decreased 1% to $359.2 million in the first six months of this year from $362.7 million in the same period last year and decreased as a percentage of net sales from 51.1% to 50.9%. Selling and administrative expenses in the first six months this year decreased 1% from the first six months last year and decreased as a percentage of net sales from 49.8% to 49.6%. The first six months of last year included $7.6 million of merger-related expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
(Loss) earnings before income taxes from continuing operations (“pretax (loss) earnings”) for the six months ended August 1, 2009 were a loss of $(9.2) million compared to earnings of $202.0 million for the six months ended August 2, 2008. The pretax loss for the six months ended August 1, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $8.3 million primarily for retail store asset impairments, other legal matters and lease terminations. Pretax earnings for the six months ended August 2, 2008 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $5.5 million primarily for retail store asset impairments, other legal matters and lease terminations.
The net loss for the six months ended August 1, 2009 was $(8.5) million ($0.42 diluted loss per share) compared to earnings of $118.6 million ($4.93 diluted earnings per share) for the six months ended August 2, 2008. The net loss for the six months ended August 1, 2009 included $0.2 million ($0.01 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to former facilities operated by the Company. Net earnings for the six months ended August 2, 2008 included a $5.5 million ($0.22 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability relating to settlement negotiations with the Environmental Protection Agency concerning the site of a factory in New York, which the Company operated in the late 1960’s. The Company recorded an effective income tax rate of 9.7% in the first six months this year compared to 38.6% in the same period last year. This year’s effective tax rate of 9.7% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first quarter this year. Last year’s effective tax rate of 38.6% is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement offset by an income tax liability recorded as a result of the increase in value of the shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding recording of income in the financial statements.
Journeys Group

	Six Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$325,439	$329,722	(1.3)%
Earnings from operations	$2,354	$7,686	(69.4)%
Operating margin	0.7%	2.3%
Net sales from Journeys Group decreased 1.3% for the first six months ended August 1, 2009 compared to the same period last year. The decrease reflects primarily a 3% decrease in comparable store sales offset by a 4% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven). The decrease in comparable store sales was primarily due to a 5% decrease in footwear unit comparable sales offset by a 3% increase in average price per pair of shoes, reflecting changes in product mix.
Journeys Group earnings from operations for the six months ended August 1, 2009 decreased 69.4% to $2.4 million compared to $7.7 million for the six months ended August 2, 2008. The decrease was due to decreased net sales and increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable store sales.

Underground Station Group

	Six Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$45,289	$52,601	(13.9)%
Loss from operations	$(4,239)	$(4,019)	(5.5)%
Operating margin	(9.4)%	(7.6)%
Net sales from the Underground Station Group decreased 13.9% to $45.3 million for the six months ended August 1, 2009 from $52.6 million for the same period last year. The decrease reflects an 11% decrease in comparable store sales and a 6% decrease in average Underground Station stores operated. The decrease in comparable store sales reflects a decrease of 7% in footwear unit comparable sales and a 2% decline in the average price per pair of shoes, reflecting changes in product mix and increased markdowns.
Underground Station Group loss from operations for the first six months ended August 1, 2009 was $(4.2) million compared to $(4.0) million in the first six months ended August 2, 2008. The increase was due to decreased net sales, decreased gross margin as a percentage of net sales, (reflecting increased markdowns), and increased expenses as a percentage of net sales reflecting negative leverage from negative comparable store sales.
Hat World Group

	Six Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$207,634	$189,906	9.3%
Earnings from operations	$17,050	$15,179	12.3%
Operating margin	8.2%	8.0%
Net sales from Hat World Group increased 9.3% for the six months ended August 1, 2009 compared to the same period last year, reflecting primarily a 3% increase in comparable store sales, sales from the newly acquired Impact Sports business and a 1% increase in average stores operated. The comparable store sales increase reflected a 4% increase in average price per hat from higher prices in Major League Baseball products and branded action headwear, offset by a 2% decrease in comparable store headwear units sold, primarily from weakness in fashion-oriented Major League Baseball products and NCAA products.
Hat World Group earnings from operations for the six months ended August 1, 2009 increased 12.3% to $17.1 million compared to $15.2 million for the six months ended August 2, 2008. The increase reflected increased net sales and a decrease in expenses as a percentage of net sales from leverage in store-related expenses due to positive comparable store sales.

Johnston & Murphy Group

	Six Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$78,384	$90,585	(13.5)%
(Loss) earnings from operations	$(302)	$6,677	NM
Operating margin	(0.4)%	7.4%
Johnston & Murphy Group net sales decreased 13.5% to $78.4 million for the six months ended August 1, 2009 from $90.6 million for the six months ended August 2, 2008, reflecting primarily a 17% decrease in comparable store sales and a 16% decrease in Johnston & Murphy wholesale sales, offset by a 3% increase in average Johnston & Murphy stores operated. Unit sales for the Johnston & Murphy wholesale business decreased 8% in the first six months of Fiscal 2010 and the average price per pair of shoes decreased 8% for the same period. Retail operations accounted for 73.9% of Johnston & Murphy Group segment sales in the first six months this year, up from 73.2% in the first six months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 5% in the first six months this year, primarily due to increased markdowns and changes in product mix. Footwear unit comparable sales decreased 14% during the same period.
Johnston & Murphy Group loss from operations for the six months ended August 1, 2009 was $(0.3) million, compared to earnings of $6.7 million for the same period last year. This year’s loss reflected decreased net sales, decreased gross margin as a percentage of net sales, (reflecting increased markdowns), and increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.
Licensed Brands

	Six Months Ended
	August 1,	August 2,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$47,953	$46,893	2.3%
Earnings from operations	$5,604	$5,646	(0.7)%
Operating margin	11.7%	12.0%
Licensed Brands’ net sales increased 2.3% to $48.0 million for the six months ended August 1, 2009, from $46.9 million for the six months ended August 2, 2008. The sales increase reflects a 1% increase in sales of Dockers Footwear and incremental sales from a new line of footwear that the Company is sourcing under a different brand exclusively for Kohl’s department stores. Unit sales for Dockers Footwear increased 4% for the first six months this year while the average price per pair of shoes decreased 3% compared to the same period last year.
Licensed Brands’ earnings from operations for the six months ended August 1, 2009 decreased slightly, 0.7%, primarily due to decreased gross margin as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the six months ended August 1, 2009 was $24.7 million compared to income of $176.7 million for the six months ended August 2, 2008. Corporate and other expense in the first six months this year included a $5.1 million loss on the early retirement of debt and $8.3 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Corporate and other income for the six months ended August 2, 2008 included a $204.1 million gain from the settlement of merger-related litigation offset by $5.5 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations and $7.6 million in merger-related litigation costs.
Interest expense decreased 18.7% from $6.1 million in the six months ended August 2, 2008, to $5.0 million for the six months ended August 1, 2009, primarily due to reduced interest expense on the Company’s 4 1/8% Debentures as a result of retiring $56.4 million in aggregate principal amount of the Debentures during the first quarter of Fiscal 2010 and lower interest rates on the Company’s revolving credit facility. The application of FSP APB 14-1 resulted in the recognition of additional pretax non-cash interest expense totaling $1.1 million for the six months ended August 1, 2009 compared to $1.5 million last year for the same period. Interest income decreased $0.3 million for the six months ended August 1, 2009 primarily due to the decrease in average short-term investments. Last year’s average short-term investments reflected proceeds from the settlement of merger-related litigation.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 1,	January 31,	August 2,
	2009	2009	2008
	(dollars in millions)
Cash and cash equivalents	$21.5	$17.7	$24.3
Working capital	$262.6	$259.1	$196.7
Long-term debt	$53.0	$113.7	$99.8
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $33.5 million in the first six months of Fiscal 2010 compared to $177.2 million in the first six months of Fiscal 2009. The $143.7 million decrease in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds from the merger-related litigation settlement in the first six months last year. It also reflects decreases in other accrued liabilities and accounts payable of $14.7 million and $12.5 million, respectively. The $14.7 million decrease in cash flow from other accrued liabilities was due to decreased accrued income taxes in the first six months this year compared to the first six months last year related to the gain from the merger-related litigation settlement last year. The $12.5 million decrease in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.

The $26.8 million increase in inventories at August 1, 2009 from January 31, 2009 levels reflected seasonal increases in retail inventory offset by decreased wholesale inventories.
Accounts receivable at August 1, 2009 increased $4.6 million compared to January 31, 2009, due primarily to increased wholesale sales including sales of the newly acquired Impact Sports business.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Six Months Ended
	August 1,	August 2,
	2009	2008
	(in thousands)
Accounts payable	$47,139	$59,596
Accrued liabilities	(7,713)	6,953

	$39,426	$66,549

The difference in cash provided due to changes in accounts payable for the first six months this year compared to the first six months last year reflects changes in buying patterns and payment terms negotiated with individual vendors. The change in cash used due to changes in accrued liabilities for the first six months this year from the first six months last year was due primarily to a $17.4 million decrease in accrued income taxes related to the merger-related litigation settlement in Fiscal 2009.
Revolving credit borrowings averaged $23.5 million during the six months ended August 1, 2009 and $17.6 million during the six months ended August 2, 2008, as cash generated from operations did not fund seasonal working capital requirements and capital expenditures in the first six months ended August 1, 2009.
The Company’s contractual obligations over the next five years have decreased from January 31, 2009. Long-term debt decreased to $53.0 million from $113.7 million, primarily as a result of converting $56.4 million aggregate principal amount of the 4 1/8% Debentures into common stock during the first quarter this year. Future interest payments on long-term debt also decreased $34.4 million as a result of the debt conversion.
Capital Expenditures
Total capital expenditures in Fiscal 2010 are expected to be up to approximately $48.4 million. These include expected retail capital expenditures of up to $42.9 million to open up to 10 Journeys stores, 10 Journeys Kidz stores, one Shi by Journeys store, eight Johnston & Murphy shops and factory stores and 40 Hat World stores, including 12 stores in Canada and to complete 110 major store renovations, and to fund the installation of new POS equipment in all the Journeys and Journeys Kidz retail stores. Due to current economic conditions, the Company intends to be more selective with respect to new store locations and consequently to open stores at a slower than normal pace in Fiscal 2010. Capital expenditures for wholesale operations and other purposes in Fiscal 2010 are planned to be approximately $5.5 million, including approximately $1.6 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs
The Company expects that borrowings under its revolving credit facility will be required to support seasonal working capital requirements and capital expenditures during Fiscal 2010, although the Company currently forecasts that cash provided by operations will be sufficient to repay borrowings under the revolving credit facility by the end of the fiscal year. The approximately $9.5 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand, cash from operations and borrowings under the revolving credit facility. Additionally, holders of the Company’s 4 1/8% Convertible Subordinated Debentures have the option to require the Company to redeem them in June 2010 (Fiscal 2011 for the Company). While the Company expects to have adequate cash or borrowing capacity available to redeem the remaining $29.8 million of outstanding Debentures, negative variations from expected liquidity levels could require the Company to seek alternative financing on terms less favorable than those applicable to the Debentures.
There were $10.3 million of letters of credit and $24.3 million in revolver borrowings outstanding under the revolving credit facility at August 1, 2009. Net availability under the facility was $165.4 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $165.4 million at August 1, 2009. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at August 1, 2009.
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
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the six months ended August 2, 2008. The Company did not repurchase any shares during the six months ended August 1, 2009.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $9.0 million in the second quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.5 million and $9.2 million for the first six months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at August 1, 2009. As a result, the Company considers the interest rate market risk implicit in these investments at August 1, 2009 to be low.
Accounts Receivable — The Company’s accounts receivable balance at August 1, 2009 is concentrated in its two wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 14% of the Company’s trade accounts receivable balance and no other customer accounted for more than 8% of the Company’s trade receivables balance as of August 1, 2009. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at August 1, 2009, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2010 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles and the accounting principles adopted by the Company during the six months ended August 1, 2009 are included in Notes 1 and 2 to the Condensed Consolidated Financial statements.

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
Based on their evaluation as of August 1, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)

May 2009 5-3-09 to 5-30-09	-0-	$-0-	-0-	$-0-
June 2009 5-31-09 to 6-27-09	-0-	$-0-	-0-	$-0-
July 2009 6-28-09 to 8-1-09(1)	3,353	$21.72	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual meeting of shareholders held on June 24, 2009 shares representing a total of 19,356,625 votes were outstanding and entitled to vote. At the meeting, shareholders of the Company:
1)	elected eleven directors nominated by the board of directors by the following votes:

		Votes
	Votes “For”	“Withheld”
James S. Beard	17,116,726	394,756
Leonard L. Berry	17,110,948	400,534
William F. Blaufuss, Jr.	17,115,065	396,417
James W. Bradford	17,286,010	225,472
Robert V. Dale	17,116,646	394,836
Robert J. Dennis	17,019,002	492,480
Matthew C. Diamond	17,118,367	393,115
Marty G. Dickens	17,113,081	398,401
Ben T. Harris	17,007,182	504,300
Kathleen Mason	16,665,273	846,209
Hal N. Pennington	17,018,710	492,772
2)	approved the 2009 Equity Incentive Plan by a vote of 11,992,360 for and 3,842,117 against, with 1,677,005 abstentions and no broker non-votes.

3)	ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending January 30, 2010 by a vote of 16,825,279 for and 656,341 against, with 29,862 abstentions and no broker non-votes.
Item 6. Exhibits

Exhibits

(10) a.	Form of Restricted Share Award Agreement.

(10) b.	Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc.*

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: September 10, 2009