Form 10-Q
period 2009-10-31
GENESCO INC
filed 2009-12-10
CIK 18498

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended October 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑
Common Shares Outstanding November 27, 2009 — 23,756,551

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	October 31,	January 31,	November 1,
Assets	2009	2009	2008

Current Assets
Cash and cash equivalents	$23,620	$17,672	$16,000
Accounts receivable, net of allowances of $2,996 at October 31, 2009, $3,052 at January 31, 2009 and $2,888 at November 1, 2008	33,425	23,744	30,727
Inventories	359,684	306,078	379,614
Deferred income taxes	15,848	15,083	17,896
Prepaids and other current assets	41,007	35,542	24,735

Total current assets	473,584	398,119	468,972

Property and equipment:
Land	4,863	4,863	4,863
Buildings and building equipment	17,957	17,990	17,801
Computer hardware, software and equipment	82,811	79,255	78,497
Furniture and fixtures	100,356	99,954	97,917
Construction in progress	6,600	7,044	9,114
Improvements to leased property	274,754	274,613	276,034

Property and equipment, at cost	487,341	483,719	484,226
Accumulated depreciation	(266,077)	(244,038)	(238,862)

Property and equipment, net	221,264	239,681	245,364

Deferred income taxes	7,603	5,302	7,157
Goodwill	112,759	111,680	107,632
Trademarks	51,802	51,749	51,584
Other intangibles, net of accumulated amortization of $8,899 at October 31, 2009, $8,250 at January 31, 2009 and $7,991 at November 1, 2008	3,036	2,082	916
Other noncurrent assets	8,231	7,450	7,950

Total Assets	$878,279	$816,063	$889,575

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	October 31,	January 31,	November 1,
Liabilities and Shareholders’ Equity	2009	2009	2008

Current Liabilities
Accounts payable	$152,273	$73,143	$153,043
Accrued employee compensation	13,613	15,780	17,050
Accrued other taxes	10,590	11,254	12,627
Accrued income taxes	-0-	634	8,230
Other accrued liabilities	29,019	28,727	29,388
Provision for discontinued operations	9,472	9,444	10,007

Total current liabilities	214,967	138,982	230,345

Long-term debt	29,042	113,735	130,319
Pension liability	22,281	25,968	3,690
Deferred rent and other long-term liabilities	83,883	81,499	80,397
Provision for discontinued operations	6,115	6,124	5,606

Total liabilities	356,288	366,308	450,357

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,235	5,203	5,209
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 31, 2009 — 23,158,918/22,670,454
January 31, 2009 — 19,731,979/19,243,515
November 1, 2008 — 19,734,483/19,246,019	23,159	19,732	19,734
Additional paid-in capital	115,088	49,780	48,916
Retained earnings	426,406	423,595	400,519
Accumulated other comprehensive loss	(30,040)	(30,698)	(17,303)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	521,991	449,755	439,218

Total Liabilities and Shareholders’ Equity	$878,279	$816,063	$889,575

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net sales	$390,302	$389,767	$1,095,326	$1,099,840
Cost of sales	190,136	191,853	535,993	539,207
Selling and administrative expenses	178,342	179,365	528,309	532,831
Gain from settlement of merger-related litigation	-0-	-0-	-0-	(204,075)
Restructuring and other, net	2,571	2,284	10,864	7,782

Earnings from operations	19,253	16,265	20,160	224,095

Loss on early retirement of debt	-0-	-0-	5,119	-0-
Interest expense, net
Interest expense	1,851	3,284	6,808	9,381
Interest income	(1)	(29)	(13)	(308)

Total interest expense, net	1,850	3,255	6,795	9,073

Earnings before income taxes from continuing operations	17,403	13,010	8,246	215,022
Income tax expense	5,880	4,019	4,989	81,982

Earnings from continuing operations	11,523	8,991	3,257	133,040
Provision for discontinued operations, net	(80)	(25)	(298)	(5,479)

Net Earnings	$11,443	$8,966	$2,959	$127,561

Basic earnings per common share:
Continuing operations	$.52	$.48	$.15	$6.85
Discontinued operations	$.00	$.00	$(.02)	$(.28)

Net earnings	$.52	$.48	$.13	$6.57

Diluted earnings per common share:
Continuing operations	$.50	$.43	$.15	$5.64
Discontinued operations	$.00	$.00	$(.02)	$(.23)

Net earnings	$.50	$.43	$.13	$5.41

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,443	$8,966	$2,959	$127,561
Tax benefit of stock options exercised	-0-	(128)	-0-	(157)
Adjustments to reconcile net earnings to net cash provided by (used in)operating activities:
Depreciation	11,464	11,698	35,315	34,977
Amortization of deferred note expense and debt discount	433	985	1,877	2,905
Loss on early retirement of debt	-0-	-0-	5,119	-0-
Receipt of Finish Line stock	-0-	-0-	-0-	(29,075)
Deferred income taxes	2,228	(6,736)	3,774	(6,587)
Provision for losses on accounts receivable	126	94	186	927
Impairment of long-lived assets	2,594	1,890	10,433	5,507
Share-based compensation and restricted stock	1,995	2,230	5,255	6,450
Provision for discontinued operations	134	45	493	9,010
Other	507	235	1,591	1,125
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(3,663)	(7,806)	(8,230)	(7,379)
Inventories	(25,744)	(51,628)	(52,583)	(79,066)
Prepaids and other current assets	3,217	(1,228)	(5,439)	(2,296)
Accounts payable	20,951	12,918	68,090	72,514
Other accrued liabilities	1,740	(10,250)	(5,973)	(3,297)
Other assets and liabilities	(176)	3,826	(2,077)	9,165

Net cash provided by (used in) operating activities	27,249	(34,889)	60,790	142,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,893)	(10,772)	(27,953)	(40,393)
Acquisitions, net of cash acquired	(2,868)	-0-	(2,873)	-0-
Proceeds from assets sales	-0-	9	13	13

Net cash used in investing activities	(9,761)	(10,763)	(30,813)	(40,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(52)	(44)	(148)	(132)
Payments of long-term debt	(1,070)	-0-	(1,070)	-0-
Tax benefit of stock options exercised	-0-	128	-0-	157
Shares repurchased	-0-	-0-	-0-	(90,903)
Change in overdraft balances	9,863	6,319	9,472	5,227
Borrowings under revolving credit facility	18,100	91,400	134,200	184,400
Payments on revolving credit facility	(42,400)	(61,700)	(166,500)	(203,700)
Dividends paid on non-redeemable preferred stock	(49)	(49)	(148)	(148)
Exercise of stock options	283	1,315	455	1,492
Other	-0-	-0-	(290)	-0-

Net cash (used in) provided by financing activities	(15,325)	37,369	(24,029)	(103,607)

Net Increase (Decrease) in Cash and Cash Equivalents	2,163	(8,283)	5,948	(1,703)
Cash and cash equivalents at beginning of period	21,457	24,283	17,672	17,703

Cash and cash equivalents at end of period	$23,620	$16,000	$23,620	$16,000

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,132	$985	$4,151	$5,388
Income taxes	1,503	20,869	6,139	75,365
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 2, 2008 (as adjusted, see Note 2)	$5,338	$23,285	$129,179	$302,181	$(16,010)	$(17,857)		$426,116

Net earnings	-0-	-0-	-0-	150,756	-0-	-0-	$150,756	150,756
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	(1,145)
Tax benefit of stock options exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of SFAS 158 (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$136,068

Balance January 31, 2009	5,203	19,732	49,780	423,595	(30,698)	(17,857)		449,755

Net earnings	-0-	-0-	-0-	2,959	-0-	-0-	$2,959	2,959
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(148)	-0-	-0-	-0-	(148)
Exercise of stock options	-0-	26	330	-0-	-0-	-0-	-0-	356
Issue shares-Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	4,884	-0-	-0-	-0-	-0-	4,884
Share-based compensation	-0-	-0-	371	-0-	-0-	-0-	-0-	371
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,147)	-0-	-0-	-0-	-0-	(1,212)
Conversion of 4 1/8% debentures	-0-	3,067	61,202	-0-	-0-	-0-	-0-	64,269
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(162)	-0-	(162)	(162)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	820	-0-	820	820
Other	32	(10)	(22)	-0-	-0-	-0-	-0-	-0-

Comprehensive loss*							$3,617

Balance October 31, 2009	$5,235	$23,159	$115,088	$426,406	$(30,040)	$(17,857)		$521,991

*	Comprehensive income was $11.4 million for the third quarter ended October 31, 2009 and a loss of $7.7 million for the third quarter ended November 1, 2008. Comprehensive income was $126.3 million for the nine months ended November 1, 2008.
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
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at October 31, 2009 of 2,243 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail footwear and headwear stores. In November 2008, the Company acquired Impact Sports and in September 2009, the Company acquired Great Plains Sports, both dealers of branded athletic and team products for college and high school teams, as part of the Hat World Group.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Notes 5 and 7.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.1 million in the third quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.8 million and $9.3 million for the first nine months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 5). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations.
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. This methodology was adopted by the Company as of February 4, 2007, and requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
As required by the Compensation — Retirement Benefits Topic of the FASB Accounting Standards Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their condensed consolidated balance sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. The Company is required to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change as of January 31, 2009. The Company was required to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision had no effect on the Company’s Condensed Consolidated Statements of Operations for Fiscal 2009 or any prior period presented. It will not affect the Company’s operating results in future periods.
The Company accounts for the defined benefit pension plans using the Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification. As permitted under this topic, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification. For the third quarters of Fiscal 2010 and 2009, share-based compensation expense was $0.2 million and $0.5 million, respectively. For the third quarters of Fiscal 2010 and 2009, restricted stock expense was $1.9 million and $1.7 million, respectively. For the first nine months of Fiscal 2010 and 2009, share-based compensation expense was $0.4 million and $1.6 million, respectively. For the first nine months of Fiscal 2010 and 2009, restricted stock expense was $4.9 million and $4.9 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility. The Company bases expected volatility on historical stock prices for a period that is commensurate with the expected term estimate. The Company bases the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimates the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend on common stock. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
The Company did not grant any stock options for the three months and nine months ended October 31, 2009 or November 1, 2008. During the nine months ended October 31, 2009, the Company issued 383,745 shares of employee restricted stock at a grant date fair value of $19.25 per share of which 359,096 shares vest over a four-year term and the remaining 24,649 shares vest over a three-year term. There were no shares of employee restricted stock issued for the three months ended October 31, 2009. During the three months and nine months ended November 1, 2008, the Company issued zero shares and 397,273 shares, respectively, of employee restricted stock which vest over a three-year term. Of the 397,273 shares issued during the nine months ended November 1, 2008, the Company issued 26,057 employee restricted shares at a grant date fair value of $29.74 per share and 371,216 employee restricted shares at a grant date fair value of $20.16 per share. For the three months and nine months ended October 31, 2009, the Company issued zero shares and 21,204 shares, respectively, of director restricted stock at a weighted average price of $25.46. For the three months and nine months ended November 1, 2008, the Company issued zero shares and 18,792 shares, respectively, of director restricted stock at a weighted average price of $28.72. There was no director retainer stock issued for the three months or nine months ended October 31, 2009 or November 1, 2008.
Cash and Cash Equivalents
Included in cash and cash equivalents at October 31, 2009, January 31, 2009 and November 1, 2008 are cash equivalents of $6.0 million, $0.1 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At October 31, 2009, January 31, 2009 and November 1, 2008 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $38.3 million, $28.8 million and $31.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 11% of the Company’s trade receivables balance and no other customer accounted for more than 10% of the Company’s trade receivables balance as of October 31, 2009.
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
Certain leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes any rent holidays and the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as deferred rent.
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.1 million, $24.6 million and $25.5 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively, and deferred rent of $30.8 million, $29.0 million and $28.6 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Goodwill and Other Intangibles
Under the provisions of the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually, during the fourth quarter, for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. It is also required that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004, Hat Shack, Inc. in January 2007, Impact Sports in November 2008 and Great Plains Sports in September 2009. The Condensed Consolidated Balance Sheets include goodwill for the Hat World Group of $112.8 million at October 31, 2009, $111.7 million at January 31, 2009 and $107.6 million at November 1, 2008. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 31, 2009 and January 31, 2009 are:
Fair Values

	October 31,		January 31,
In thousands	2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$29,815	$49,235	$86,220	$77,518
Revolver Borrowings	-0-	-0-	32,300	29,186
Carrying amounts reported on the Condensed Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $0.9 million and $1.0 million for the third quarter of Fiscal 2010 and Fiscal 2009, respectively, and $2.9 million and $2.7 million for the first nine months ended of Fiscal 2010 and Fiscal 2009, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million and less than $0.1 million for the third quarter of Fiscal 2010 and 2009, respectively, and $0.4 million and $0.2 million for the first nine months of Fiscal 2010 and 2009, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $5.8 million, $7.5 million and $5.6 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
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
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
Assets related to planned store closures or other exit activities are reflected as assets held for sale and recorded at the lower of carrying value or fair value less costs to sell when the required criteria, as defined by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, are satisfied. Depreciation ceases on the date that the held for sale criteria are met.
Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates of future cash flows. In any event, the remaining depreciable useful lives are evaluated and adjusted as necessary.
Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.6 million and $8.9 million for the third quarter of Fiscal 2010 and 2009, respectively, and $25.0 million and $25.5 million for the first nine months of Fiscal 2010 and Fiscal 2009, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the FASB Accounting Standards Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.5 million, $1.2 million and $2.7 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
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
Cooperative Advertising
Cooperative advertising funds are made available to all of the Company’s wholesale customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with the Revenue Recognition Topic for Customer Payments and Incentives of the FASB Accounting Standards Codification.
Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million for the third quarter of each of Fiscal 2010 and 2009, respectively, and $2.4 million and $1.9 million for the first nine months of Fiscal 2010 and 2009, respectively. During the first nine months of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.2 million and $0.3 million for the third quarter of Fiscal 2010 and 2009, respectively, and $3.3 million and $2.4 for the first nine months of Fiscal 2010 and Fiscal 2009, respectively. During the third quarter of Fiscal 2010 and 2009, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the FASB Accounting Standards Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 31, 2009 consisted of $30.0 million of cumulative pension liability adjustments, net of tax, a cumulative net loss of $0.2 million on foreign currency forward contracts, net of tax, offset by a foreign currency translation adjustment of $0.2 million.
Business Segments
The Segment Reporting Topic of the FASB Accounting Standards Codification, requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 12).
Derivative Instruments and Hedging Activities
The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. The Company has entered into a small amount of foreign currency forward exchange contracts in order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the expected payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings.
The notional amount of such contracts outstanding at October 31, 2009 was $0.8 million. There were no contracts outstanding at January 31, 2009. Forward exchange contracts have an average remaining term of approximately two months. The gain based on spot rates under these contracts at October 31, 2009 was $22,000 and the loss based on spot rates under these contracts at November 1, 2008 was $0.2 million. For the nine months ended October 31, 2009 and November 1, 2008, the Company recorded an unrealized loss on foreign currency forward contracts of $0.2 million and $0.4 million, respectively, in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.
Subsequent Events
Subsequent events have been evaluated through December 10, 2009, the date of the filing of this form 10-Q. See Notes 8 and 13 for additional information.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company adopted the Codification effective for its third quarter ended October 31, 2009, and accordingly, its Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In December 2008, the FASB updated the Compensation — Retirement Benefits Topic of the Codification to require more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009 (Fiscal 2010 for the Company). The Company is in the process of evaluating this update to the Codification and does not expect it will have a significant impact on its results of operations or financial position.
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB updated the Debt Topic, specifically Debt with Conversion and Other Options, of the Codification to require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted this update to the Codification as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Operations.
Upon adoption, the Company measured the fair value of the Company’s $86.2 million 4 1/8% Convertible Subordinated Debentures issued in June 2003, using an interest rate that the Company could have obtained at the date of issuance for similar debt instruments. Based on this analysis, the Company determined that the fair value of the debentures was approximately $66.6 million as of the issuance date, a reduction of approximately $19.6 million in the carrying value of the debentures, of which $11.5 million was recorded as additional paid-in capital, $7.4 million was recorded as a deferred tax liability and $0.7 million as a reduction to deferred note expense.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures, Continued
In accordance with this update to the Codification, the Company is required to allocate a portion of the $2.9 million of debt issuance costs that were directly related to the issuance of the debentures between a liability component and an equity component as of the issuance date. Based on this analysis, the Company reclassified approximately $0.7 million from deferred note expense as discussed above.
The retroactive application of this update to the Codification resulted in the recognition of additional pretax non-cash interest expense for the three months and nine months ended November 1, 2008 of $0.8 million and $2.3 million, respectively.
The following table sets forth the effect of the retrospective application of this update to the Codification on certain previously reported line items:

	Three Months Ended November 1, 2008			Nine Months Ended November 1, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Condensed Consolidated Statement of Operations:

Interest expense	$2,509	$775	$3,284	$7,105	$2,276	$9,381
Income taxes	4,322	(303)	4,019	82,872	(890)	81,982
Net earnings	9,438	(472)	8,966	128,947	(1,386)	127,561

Diluted earnings per common share:
Continuing operations	$0.43	$.00	$0.43	$5.64	$.00	$5.64
Net earnings	$0.43	$.00	$0.43	$5.41	$.00	$5.41

	January 31, 2009			November 1, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Condensed Consolidated Balance Sheets:

Noncurrent deferred income taxes	$7,132	$(1,830)	$5,302	$9,285	$(2,128)	$7,157
Other noncurrent assets	7,584	(134)	7,450	8,108	(158)	7,950
Total Assets	818,027	(1,964)	816,063	891,861	(2,286)	889,575

Long-term debt	118,520	(4,785)	113,735	135,920	(5,601)	130,319
Total Liabilities	371,093	(4,785)	366,308	455,958	(5,601)	450,357

Additional paid-in capital	38,230	11,550	49,780	37,366	11,550	48,916
Retained earnings	432,324	(8,729)	423,595	408,754	(8,235)	400,519
Total Shareholders’ Equity	446,934	2,821	449,755	435,903	3,315	439,218
Total Liabilities and Shareholders’ Equity	818,027	(1,964)	816,063	891,861	(2,286)	889,575

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures, Continued
The amount of interest expense recognized and the effective interest rate for the Company’s convertible debentures were as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
(in thousands)	2009	2008	2009	2008

Contractual coupon interest	$307	$889	$1,504	$2,667
Amortization of discount on convertible debentures	300	799	1,427	2,348

Interest expense	$607	$1,688	$2,931	$5,015

Effective interest rate	8.5%	8.5%	8.5%	8.5%

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
Note 4
Acquisition
Great Plains Sports Acquisition
In the third quarter of Fiscal 2010, the Impact Sports division of Hat World acquired the assets of Great Plains Sports of St. Paul, Minnesota, for a purchase price of $2.9 million plus assumed debt of $1.1 million. Great Plains Sports is a dealer of branded athletic and team products for colleges, high schools, corporations and youth organizations and also operates a sporting goods store in St. Paul, Minnesota. The Company allocated $1.1 million of the purchase price to goodwill based on its preliminary asset allocation. The goodwill related to Great Plains Sports is deductible for tax purposes.

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
The Company recorded a pretax charge to earnings of $2.6 million in the third quarter of Fiscal 2010 for asset impairments. The Company recorded a pretax charge to earnings of $10.9 million in the first nine months of Fiscal 2010, including $10.5 million in asset impairments, $0.3 million for other legal matters and $0.1 million for lease terminations.
The Company recorded a pretax charge to earnings of $2.3 million in the third quarter of Fiscal 2009. The charge included $1.9 million in asset impairments and $0.4 million for lease terminations. The Company recorded a pretax charge to earnings of $7.8 million in the first nine months of Fiscal 2009. The charge included $5.5 million in asset impairments, $1.2 million for lease terminations and $1.1 million in other legal matters.
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance February 2, 2008	$7,494
Additional provision Fiscal 2009	9,006
Charges and adjustments, net	(932)

Balance January 31, 2009	15,568
Additional provision Fiscal 2010	493
Charges and adjustments, net	(474)

Balance October 31, 2009*	15,587
Current provision for discontinued operations	9,472

Total Noncurrent Provision for Discontinued Operations	$6,115

*	Includes a $16.1 million environmental provision, including $10.0 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Inventories

	October 31,	January 31,
In thousands	2009	2009

Raw materials	$5,764	$2,059
Wholesale finished goods	21,854	44,155
Retail merchandise	332,066	259,864

Total Inventories	$359,684	$306,078

Note 7
Fair Value
The Company adopted the Fair Value Measurements and Disclosures Topic of the Codification as of February 3, 2008, with the exception of the application of the topic to non-recurring, nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations or financial position. This Topic defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued an amendment to the Fair Value Topic, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company adopted the amendment as of February 1, 2009.
The Fair Value Measurements and Disclosures Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Notes to Condensed Consolidated Financial Statements
Note 7
Fair Value, Continued
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of October 31, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of May 2, 2009	$1,114	$—	$—	$1,114	$4,467
Measured as of August 1, 2009	$1,430	$—	$—	$1,430	$3,372
Measured as of October 31, 2009	$1,275	$—	$—	$1,275	$2,594
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $2.6 million and $10.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and nine months ended October 31, 2009. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at October 31, 2009. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Long-Term Debt

	October 31,	January 31,
In thousands	2009	2009

4 1/8% convertible subordinated debentures due June 2023	$29,815	$86,220
Debt discount on 4 1/8% convertible subordinated debentures*	(773)	(4,785)
Revolver borrowings	-0-	32,300

Total long-term debt	29,042	113,735
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt**	$29,042	$113,735

*	Remaining recognition period of 7.5 months as of October 31, 2009.

**	The Company adopted the provisions of the FASB’s Debt with Conversion and Other Options Sub-Topic of the Codification for its Debentures as of February 1, 2009. The impact of the adoption is discussed in more detail in Note 2.
Long-term debt maturing during each of the next five years ending January is as follows: 2010 - $-0-; 2011 — $-0-; 2012 — $-0-; 2013 — $-0-, 2014 — $-0-, and thereafter — $29,815,000.
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
The Company did not have any revolver borrowings outstanding under the Credit Facility at October 31, 2009. The Company had outstanding letters of credit of $11.6 million under the facility at October 31, 2009. These letters of credit support product purchases and lease and insurance indemnifications.

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
The initial applicable margin for base rate loans was 0.00%, and the initial applicable margin for LIBOR loans was 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. As of October 31, 2009, the margin for LIBOR loans was 1.00%. The term “Excess Availability” means, as of any given date, the excess (if any) of the Borrowing Base over the outstanding credit extensions under the Credit Facility.
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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at October 31, 2009.
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
Notes to Condensed Consolidated Financial Statements
Note 8
Long-Term Debt, Continued
4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures are convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share: (1) in any quarter in which the price of its common stock issuable upon conversion of a Debenture reached 120% or more of the conversion price ($24.07 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) if specified corporate transactions occur or (3) if the trading price for the Debentures falls below certain thresholds. The Company’s common stock did close at or above $24.07 for at least 10 of the last 30 trading days of the third quarter of Fiscal 2010. Therefore, the contingency was satisfied. Upon conversion, the Company will have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures is convertible into 49.8462 shares (equivalent to a conversion price of $20.06 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million in the first quarter of Fiscal 2010, reflected on the Condensed Consolidated Statements of Operations. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. The Company’s $29.8 million Debentures were reduced by a debt discount of $0.8 million as of October 31, 2009. The Company’s $86.2 million Debentures were reduced by a debt discount of $4.8 million as of January 31, 2009. The Debentures are classified as long-term debt as of October 31, 2009 and January 31, 2009, since the earliest that the redemption and repurchase features could occur was June 2010 and the Company had intended to refinance the debentures on a long-term basis with revolver borrowings in June 2010. Revolver borrowings are not due until December 1, 2011.

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
The Debentures have been redeemable at the option of the Company since June 20, 2008 at 100% of their principal amount, plus accrued and unpaid interest, contingent interest and liquidated damages, if any. After the end of the Company’s third quarter, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million to induce conversion. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009.
Deferred financing costs of $2.9 million relating to the issuance were initially capitalized and being amortized over seven years. As a result of adoption of the FASB’s Debt with Conversion and Other Options Sub-Topic of the Codification, $0.7 million was reclassified from deferred note expense to additional paid-in capital. Prior to redemption, the remaining balance of the deferred note expense ($74,000 as of October 31, 2009), was being amortized until June 2010 and is included in other noncurrent assets on the Condensed Consolidated Balance Sheets.
The indenture pursuant to which the Debentures were issued does not restrict the incurrence of senior debt by the Company or other indebtedness or liabilities by the Company or any of its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 31,	November 1,	October 31,	November 1,
In thousands	2009	2008	2009	2008

Service cost	$62	$63	$37	$33
Interest cost	1,642	1,574	44	41
Expected return on plan assets	(2,087)	(2,147)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	384	846	17	20

Net amortization	385	847	17	20

Net Periodic Benefit Cost	$2	$337	$98	$94

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
In thousands	2009	2008	2009	2008

Service cost	$188	$188	$111	$99
Interest cost	4,920	4,743	132	123
Expected return on plan assets	(6,266)	(6,422)	-0-	-0-
Amortization:
Prior service cost	3	4	-0-	-0-
Losses	1,366	2,515	51	60

Net amortization	1,369	2,519	51	60

Net Periodic Benefit Cost	$211	$1,028	$294	$282

While there was no cash requirement for the Plan in 2009, the Company made a $4.0 million contribution to the Plan in February 2009.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 31, 2009			November 1, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$11,523			$8,991

Less: Preferred stock dividends	(49)			(49)

Basic EPS
Income available to common shareholders	11,474	21,952	$.52	8,942	18,638	$.48

Effect of Dilutive Securities
Options		252			388
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	386	1,486		1,119	4,298
Employees’ preferred stock(3)		51			51

Diluted EPS
Income available to common shareholders plus assumed conversions	$11,860	23,741	$.50	$10,061	23,375	$.43

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,949 and 5,423, respectively, as of October 31, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for the three months ended October 31, 2009 and November 1, 2008 per common share obtainable on conversion is lower than basic earnings per share, therefore the convertible debentures are reflected in diluted earnings per share for the three months ended October 31, 2009 and November 1, 2008.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the three months ended October 31, 2009 and November 1, 2008.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Earnings Per Share

	For the Nine Months Ended			For the Nine Months Ended
	October 31, 2009			November 1, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$3,257			$133,040

Less: Preferred stock dividends	(148)			(148)

Basic EPS
Income available to common shareholders	3,109	20,868	$.15	132,892	19,401	$6.85

Effect of Dilutive Securities
Options		167			360
Convertible preferred stock(1)	-0-	-0-		115	59
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		3,262	4,298
Employees’ preferred stock(3)		51			52

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,109	21,086	$.15	$136,269	24,170	$5.64

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the nine months ended October 31, 2009. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on the conversion of the convertible preferred stock was less than basic earnings per share for the nine months ended November 1, 2008. Therefore, conversion of Series 1, 3 and 4 preferred shares were included in diluted earnings per share for the nine months of Fiscal 2009. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,949 and 5,423, respectively, as of October 31, 2009.

(2)	The amount of the interest on the convertible subordinated debentures for the nine months ended October 31, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the nine months ended October 31, 2009 because it would have been antidilutive. The amount of interest on the convertible subordinated debentures for the nine months ended November 1, 2008 per common share obtainable on conversion was lower that basic earnings per share, therefore the convertible debentures are reflected in diluted earnings per share for the nine months ended November 1, 2008.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the nine months ended October 31, 2009 and November 1, 2008.
The Company did not repurchase any shares during the nine months ended October 31, 2009. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Note 3). The Company repurchased 4.0 million shares at a cost of $90.9 million during the nine months ended November 1, 2008.

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
In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff’s complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories.

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
Notes to Condensed Consolidated Financial Statements
Note 11
Legal Proceedings, Continued
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.1 million as of October 31, 2009, $16.0 million as of January 31, 2009 and $16.0 million as of November 1, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.1 million reflected in the third quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.8 million and $9.3 million reflected in the first nine months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.
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
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art. On January 21, 2009, the examiner issued a final office action again rejecting all of the claims in the patent. In April 2009, the examiner issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate for the patent. The litigation is in discovery.
Other Matters
In addition to the matters specifically described in this footnote, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company’s liability with respect to any of these other matters is likely to have a material effect on its financial position or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on our business and results of operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 12
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports and Great Plains Sports team dealer businesses acquired in November 2008 and September 2009, respectively; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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

Three Months Ended	Underground		Johnston
October 31, 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$198,407	$21,946	$105,783	$40,361	$23,746	$148	$390,391
Intercompany sales	-0-	-0-	(44)	-0-	(45)	-0-	(89)

Net sales to external customers	$198,407	$21,946	$105,739	$40,361	$23,701	$148	$390,302

Segment operating income (loss)	$17,902	$(1,862)	$7,010	$1,660	$3,921	$(6,807)	$21,824
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,571)	(2,571)

Earnings (loss) from operations	17,902	(1,862)	7,010	1,660	3,921	(9,378)	19,253
Interest expense	-0-	-0-	-0-	-0-	-0-	(1,851)	(1,851)
Interest income	-0-	-0-	-0-	-0-	-0-	1	1

Earnings (loss) before income taxes from continuing operations	$17,902	$(1,862)	$7,010	$1,660	$3,921	$(11,228)	$17,403

Total assets**	$269,330	$37,306	$343,454	$75,157	$24,995	$128,037	$878,279
Depreciation	5,243	669	3,442	935	9	1,166	11,464
Capital expenditures	2,277	52	3,661	348	3	552	6,893

*	Restructuring and other includes a $2.6 million charge for asset impairments, of which $1.7 million is in the Journeys Group, $0.8 million in the Hat World Group and $0.1 million in the Johnston & Murphy Group.

**	Total assets for the Hat World Group include $112.8 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 12
Business Segment Information, Continued

Three Months Ended	Underground		Johnston
November 1, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$200,745	$24,266	$93,131	$41,785	$29,680	$191	$389,798
Intercompany sales	-0-	-0-	-0-	-0-	(31)	-0-	(31)

Net sales to external customers	$200,745	$24,266	$93,131	$41,785	$29,649	$191	$389,767

Segment operating income (loss)	$16,901	$(2,234)	$6,721	$1,525	$3,892	$(8,256)	$18,549
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,284)	(2,284)

Earnings (loss) from operations	16,901	(2,234)	6,721	1,525	3,892	(10,540)	16,265
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,284)	(3,284)
Interest income	-0-	-0-	-0-	-0-	-0-	29	29

Earnings (loss) before income taxes from continuing operations	$16,901	$(2,234)	$6,721	$1,525	$3,892	$(13,795)	$13,010

Total assets	$293,956	$46,935	$324,722	$86,563	$34,273	$103,126	$889,575
Depreciation	5,499	832	3,410	893	14	1,050	11,698
Capital expenditures	5,240	59	2,983	1,682	2	806	10,772

*	Restructuring and other includes a $1.9 million charge for asset impairments, of which $0.9 million is in the Journeys Group, $0.6 million in the Hat World Group, $0.3 million in the Underground Station Group and $0.1 million in the Johnston & Murphy Group.

Nine Months Ended	Underground		Johnston
October 31, 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$523,846	$67,235	$313,467	$118,747	$71,714	$473	$1,095,482
Intercompany sales	-0-	-0-	(94)	(2)	(60)	-0-	(156)

Net sales to external customers	$523,846	$67,235	$313,373	$118,745	$71,654	$473	$1,095,326

Segment operating income (loss)	$20,256	$(6,101)	$24,060	$1,358	$9,525	$(18,074)	$31,024
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(10,864)	(10,864)

Earnings (loss) from operations	20,256	(6,101)	24,060	1,358	9,525	(28,938)	20,160
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(6,808)	(6,808)
Interest income	-0-	-0-	-0-	-0-	-0-	13	13

Earnings (loss) before income taxes from continuing operations	$20,256	$(6,101)	$24,060	$1,358	$9,525	$(40,852)	$8,246

Total assets	$269,330	$37,306	$343,454	$75,157	$24,995	$128,037	$878,279
Depreciation	16,598	2,070	10,343	2,798	34	3,472	35,315
Capital expenditures	13,288	130	10,148	2,998	10	1,379	27,953

*	Restructuring and other includes a $10.5 million charge for asset impairments, of which $7.8 million is in the Journeys Group, $1.4 million in the Hat World Group, $0.8 million in the Underground Station Group and $0.5 million in the Johnston & Murphy Group.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 12
Business Segment Information, Continued

Nine Months Ended	Underground		Johnston
November 1, 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$530,467	$76,867	$283,037	$132,370	$76,602	$557	$1,099,900
Intercompany sales	-0-	-0-	-0-	-0-	(60)	-0-	(60)

Net sales to external customers	$530,467	$76,867	$283,037	$132,370	$76,542	$557	$1,099,840

Segment operating income (loss)	$24,587	$(6,253)	$21,900	$8,202	$9,538	$(30,172)	$27,802
Gain from settlement of merger- related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(7,782)	(7,782)

Earnings (loss) from operations	24,587	(6,253)	21,900	8,202	9,538	166,121	224,095
Interest expense	-0-	-0-	-0-	-0-	-0-	(9,381)	(9,381)
Interest income	-0-	-0-	-0-	-0-	-0-	308	308

Earnings (loss) before income taxes from continuing operations	$24,587	$(6,253)	$21,900	$8,202	$9,538	$157,048	$215,022

Total assets	$293,956	$46,935	$324,722	$86,563	$34,273	$103,126	$889,575
Depreciation	15,895	2,545	10,369	2,526	45	3,597	34,977
Capital expenditures	19,721	277	11,694	6,218	26	2,457	40,393

*	Restructuring and other includes a $5.5 million charge for asset impairments, of which $2.8 million is in the Hat World Group, $1.7 million in the Journeys Group, $0.6 million in the Underground Station Group and $0.4 million in the Johnston & Murphy Group.
Note 13
Subsequent Event
In November 2009, after the close of the third fiscal quarter, the Company acquired the assets of Sports Fan-Attic, a retailer of licensed, sports-related headwear, apparel, accessories and novelties, with 37 stores in seven states, also as part of the Hat World Group.

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
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the consumer economy, especially to the extent that it depresses sales during the Holiday season.
•	Inability of customers to obtain credit.
•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.
•	Changes in buying patterns by significant wholesale customers.
•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.
•	Disruptions in product supply or distribution.
•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.
•	Competition in the Company’s markets and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.
•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.
•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.
•	Variations from expected pension-related charges caused by conditions in the financial markets.
•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 11 to the Condensed Consolidated Financial Statements.
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
Overview
Description of Business
The Company is a leading retailer of branded footwear and of licensed and branded headwear, operating 2,243 retail footwear and headwear stores throughout the United States and in Puerto Rico and Canada as of October 31, 2009. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, under the licensed Dockers® brand, and under certain other licensed brands to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised primarily of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores, e-commerce operations and the Impact Sports and Great Plains Sports team dealer businesses acquired in November 2008 and September 2009, respectively; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,775 square feet. The Company plans to shorten the average lease life of the Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
The Hat World Group stores and kiosks sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Hat World Group locations average approximately 800 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Hat World Group. In September 2009, Impact Sports acquired the assets of Great Plains Sports as described below.
Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy shops average approximately 1,475 square feet and are located primarily in better malls nationwide and in airports. In addition, the

Company sells Johnston & Murphy footwear, luggage and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. Johnston & Murphy products are also distributed through the Company’s wholesale operations to better department and independent specialty stores.
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
Strategy
The Company’s strategy has been to seek long-term, organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. The Company may also seek to grow through acquisitions. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Additionally, the pace of the Company’s organic growth and the implementation of its long-term strategic plan may be negatively affected by economic conditions, and the Company has announced that it intends to slow the pace of new store openings and to focus on inventory management and cash flow until economic conditions improve.
Generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recession and the current high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
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

Summary of Results of Operations
The Company’s net sales increased 0.1% during the third quarter of Fiscal 2010 compared to Fiscal 2009, reflecting a sales increase in the Hat World Group offset by sales decreases in the other business segments. Gross margin increased as a percentage of net sales during the quarter, reflecting margin increases as a percentage of net sales in the Journeys Group, Underground Station Group, Johnston & Murphy Group and Licensed Brands, offset by a margin decrease as a percentage of net sales in the Hat World Group. Selling and administrative expenses decreased as a percentage of net sales during the quarter, reflecting decreases in selling and administrative expenses as a percentage of net sales in the Hat World Group and Johnston & Murphy Group, offset by increases as a percentage of net sales in the other business segments. Selling and administrative expenses during the third quarter of Fiscal 2009 included $0.2 million of merger-related expenses. Earnings from operations increased as a percentage of net sales during the third quarter of Fiscal 2010, primarily due to increased earnings from operations in the Journeys Group, Johnston & Murphy Group and Licensed Brands and a smaller loss in the Underground Station Group, offset by decreased earnings from operations as a percentage of net sales in the Hat World Group. Earnings from operations also improved as a percentage of net sales due to lower corporate and other expenses.
Significant Developments
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the FASB updated the Debt Topic, specifically Debt with Conversion and Other Options, of the Codification to require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted this update to the Codification as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Condensed Consolidated Statements of Operations. The Company has applied this update to the Codification retrospectively to its Condensed Consolidated Financial Statements, as required. The retroactive application of this update to the Codification resulted in the recognition of additional pretax non-cash interest expense for the three months and nine months ended November 1, 2008 of $0.8 million and $2.3 million, respectively. For additional information, see Note 2 to the Condensed Consolidated Financial Statements.
Acquisitions
In the third quarter of Fiscal 2010, the Impact Sports division of Hat World acquired the assets of Great Plains Sports of St. Paul, Minnesota, for a purchase price of $2.9 million plus assumed debt of $1.1 million. Great Plains Sports is a dealer of branded athletic and team products for colleges, high schools, corporations and youth organizations and also operates a sporting goods store in St. Paul, Minnesota.
In November 2009, after the close of the third fiscal quarter, the Company acquired the assets of Sports Fan-Attic, a retailer of licensed, sports-related headwear, apparel, accessories and novelties, with 37 stores in seven states, also as part of the Hat World Group.

Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange, the Company recognized a loss on the early retirement of debt of $5.1 million in the first quarter of Fiscal 2010 reflected on the Condensed Consolidated Statements of Operations. After the exchange, $29.8 million aggregate principal amount of Debentures remain outstanding. After the end of the third quarter of Fiscal 2010, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for a payment of an aggregate of $0.3 million to induce conversion and all except $1,000 of the balance of $8.775 million was converted to 437,347 common shares as of December 3, 2009. For additional information on the conversion of the Debentures, see Note 8 to the Condensed Consolidated Financial Statements.
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
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.6 million in the third quarter of Fiscal 2010 for asset impairments. The Company recorded a pretax charge to earnings of $10.9 million in the first nine months of Fiscal 2010, including $10.5 million in asset impairments, $0.3 million for other legal matters and $0.1 million for lease terminations.
The Company recorded a pretax charge to earnings of $2.3 million in the third quarter of Fiscal 2009. The charge included $1.9 million in asset impairments and $0.4 million for lease terminations. The Company recorded a pretax charge to earnings of $7.8 million in the first nine months of Fiscal 2009. The charge included $5.5 million in asset impairments, $1.2 million for lease terminations and $1.1 million in other legal matters.
Comparable Store Sales
Comparable store sales begin in the fifty-third week of a store’s operation. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-

third week of operation in the expanded format. E-commerce and catalog sales are excluded from comparable store sales calculations.
Results of Operations — Third Quarter Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales in the third quarter ended October 31, 2009 increased 0.1% to $390.3 million from $389.8 million in the third quarter ended November 1, 2008. Gross margin increased 1.1% to $200.2 million in the third quarter this year from $197.9 million in the same period last year and increased as a percentage of net sales from 50.8% to 51.3%. Selling and administrative expenses in the third quarter this year decreased 0.6% from the third quarter last year and decreased as a percentage of net sales from 46.0% to 45.7%. For the third quarter ended November 1, 2008, selling and administrative expenses included $0.2 million of merger-related litigation expenses in connection with the terminated merger with The Finish Line. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the third quarter ended October 31, 2009 were $17.4 million compared to $13.0 million for the third quarter ended November 1, 2008. Pretax earnings for the third quarter ended October 31, 2009 included restructuring and other charges of $2.6 million, primarily for retail store asset impairments. Pretax earnings for the third quarter ended November 1, 2008 included restructuring and other charges of $2.3 million, primarily for retail store asset impairments and lease terminations.
Net earnings for the third quarter ended October 31, 2009 were $11.4 million ($0.50 diluted earnings per share) compared to a net earnings of $9.0 million ($0.43 diluted earnings per share) for the third quarter ended November 1, 2008. The Company recorded an effective income tax rate of 33.8% in the third quarter this year compared to 30.9% in the same period last year. The variance in the effective tax rate for the third quarter this year compared to the third quarter last year is primarily attributable to increased favorable adjustments reflected in last year’s tax due to a $1.2 million reduction in tax liabilities from an agreement reached on a state income tax contingency.
Journeys Group

	Three Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$198,407	$200,745	(1.2)%
Earnings from operations	$17,902	$16,901	5.9%
Operating margin	9.0%	8.4%
Net sales from Journeys Group decreased 1.2% for the third quarter ended October 31, 2009 compared to the same period last year. The decrease reflects primarily a 2% decrease in comparable store sales offset by a 2% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Comparable store sales reflected a 1% decrease in footwear unit comparable sales and a 1% decrease in average price per pair of shoes, reflecting changes in product mix and increased promotional activity during the back-to-school period. Journeys Group operated 1,022 stores at the end of the third quarter of Fiscal 2010, including 148 Journeys Kidz stores and 55 Shi by Journeys stores, compared to 1,008 stores at the end of the third quarter last year, including 137 Journeys Kidz stores and 53 Shi by Journeys stores.
Journeys Group earnings from operations for the third quarter ended October 31, 2009 increased 5.9% to $17.9 million compared to $16.9 million for the third quarter ended November 1, 2008. The increase was due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and lower shipping and warehouse costs.
Underground Station Group

	Three Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$21,946	$24,266	(9.6)%
Loss from operations	$(1,862)	$(2,234)	16.7%
Operating margin	(8.5)%	(9.2)%
Net sales from the Underground Station Group decreased 9.6% to $21.9 million for the third quarter ended October 31, 2009, from $24.3 million for the same period last year. The decrease reflects a 6% decrease in comparable store sales and a 5% decrease in average Underground Station Group stores operated. The decrease in comparable store sales reflects a 1% decrease in footwear unit comparable sales and a 4% decline in the average price per pair of shoes, reflecting higher markdowns and changes in product mix. Underground Station Group operated 174 stores at the end of the third quarter of Fiscal 2010, including 164 Underground Station stores, compared to 184 stores at the end of the third quarter last year, including 171 Underground Station stores.
Underground Station Group loss from operations for the third quarter ended October 31, 2009 was $(1.9) million compared to $(2.2) million in the third quarter ended November 1, 2008. The decrease in the loss was primarily due to lower sales and increased gross margin as a percentage of net sales, reflecting higher initial markons partially offset by increased markdowns.
Hat World Group

	Three Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$105,739	$93,131	13.5%
Earnings from operations	$7,010	$6,721	4.3%
Operating margin	6.6%	7.2%
Net sales from Hat World Group increased 13.5% for the third quarter ended October 31, 2009 compared to the same period last year, reflecting primarily $9.1 million in sales from the newly acquired Impact Sports business, a 1% increase in average stores operated and a 1% increase in comparable store sales. The comparable store sales increase reflected a 4% increase in average price per hat from higher prices in Major League baseball products offset by a 3% decrease in comparable store headwear units sold, primarily from weakness in NCAA, Major League baseball and NFL products. Hat World Group operated 885 stores at the end of the third quarter of Fiscal 2010, including 55 stores in Canada, compared to 879 stores at the end of the third quarter last year, including 46 stores in Canada.
Hat World Group earnings from operations for the third quarter ended October 31, 2009 increased 4.3% to $7.0 million compared to $6.7 million for the third quarter ended November 1, 2008. The increase was due to increased net sales and increased gross margin on headwear sales.
Johnston & Murphy Group

	Three Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$40,361	$41,785	(3.4)%
Earnings from operations	$1,660	$1,525	8.9%
Operating margin	4.1%	3.6%
Johnston & Murphy Group net sales decreased 3.4% to $40.4 million for the third quarter ended October 31, 2009 from $41.8 million for the third quarter ended November 1, 2008, reflecting a 2% decrease in comparable store sales and a 13% decrease in Johnston & Murphy wholesale sales, offset by a 3% increase in average Johnston & Murphy stores operated. Unit sales for the Johnston & Murphy wholesale business decreased 2% in the third quarter of Fiscal 2010 and the average price per pair of shoes decreased 11% for the same period. Retail operations accounted for 72.3% of Johnston & Murphy Group segment sales in the third quarter this year, up from 69.4% in the third quarter last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 6% in the third quarter this year, primarily due to changes in product mix. Footwear unit comparable sales increased 2% during the same period. The Johnston & Murphy Group operated 162 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2010 compared to 157 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2009.
Johnston & Murphy Group’s earnings from operations for the third quarter ended October 31, 2009 increased 8.9% to $1.7 million compared to $1.5 million for the same period last year, reflecting increased gross margin as a percentage of net sales due to lower markdowns and decreased expenses as a percentage of net sales.
Licensed Brands

	Three Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$23,701	$29,649	(20.1)%
Earnings from operations	$3,921	$3,892	0.7%
Operating margin	16.5%	13.1%
Licensed Brands’ net sales decreased 20.1% to $23.7 million for the third quarter ended October 31, 2009, from $29.6 million for the third quarter ended November 1, 2008. The sales decrease reflects a 19% decrease in sales of Dockers Footwear and lower sales from initial shipments of a new line of footwear introduced in the third quarter last year that the Company is sourcing under a different brand with limited distribution. Unit sales for Dockers Footwear decreased 15% for the third quarter this year and the average price per pair of Dockers shoes decreased 4% compared to the same period last year.
Licensed Brands’ earnings from operations for the third quarter ended October 31, 2009 increased 0.7% to $3.9 million from $3.9 million for the same period last year. The increase in earnings was due to increased gross margin as a percentage of net sales, reflecting decreased product costs, changes in product mix and lower closeout sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 31, 2009 was $9.4 million compared to $10.5 million for the third quarter ended November 1, 2008. Corporate expense in the third quarter this year included $2.6 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s corporate expense in the third quarter included $2.3 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations, and $0.2 million in merger-related expenses. The reduction in corporate and other expense was primarily due to reduced bonus accruals.
Interest expense decreased 43.6% from $3.3 million in the third quarter ended November 1, 2008, to $1.9 million for the third quarter ended October 31, 2009, primarily due to reduced interest expense on the Company’s 4 1/8% Debentures as a result of retiring $56.4 million in aggregate principal amount of the Debentures during the first quarter of Fiscal 2010. The application of the updated Debt Topic to the Codification resulted in the recognition of additional pretax non-cash interest expense totaling $0.3 million for the third quarter ended October 31, 2009, compared to $0.8 million for the same period last year. Interest income decreased to $1,000 from $29,000 for the third quarter ended November 1, 2008.
Results of Operations — Nine Months Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales in the nine months ended October 31, 2009 decreased 0.4% to $1.095 billion from $1.10 billion in the nine months ended November 1, 2008. Gross margin decreased 0.2% to $559.3 million in the first nine months of this year from $560.6 million in the same period last year but increased as a percentage of net sales from 51.0% to 51.1%. Selling and administrative expenses in the first nine months this year decreased 0.8% from the first nine months last year and decreased as a percentage of net sales from 48.4% to 48.2%. The first nine months of last year included $7.8 million of merger-related expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings before income taxes from continuing operations (“pretax earnings”) for the nine months ended October 31, 2009 were $8.2 million compared to $215.0 million for the nine months ended November 1, 2008. Pretax earnings for the nine months ended October 31, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $10.9 million primarily for retail store asset impairments, other legal matters and lease terminations. Pretax earnings for the nine months ended November 1, 2008 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $7.8 million primarily for retail store asset impairments, lease terminations and other legal matters.
Net earnings for the nine months ended October 31, 2009 were $3.0 million ($0.13 diluted earnings per share) compared to $127.6 million ($5.41 diluted earnings per share) for the nine months ended November 1, 2008. Net earnings for the nine months ended October 31, 2009 included $0.3 million ($0.02 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to former facilities operated by the Company. Net earnings for the nine months ended November 1, 2008 included a $5.5 million ($0.23 diluted loss per share) charge to earnings (net of tax) primarily for an environmental liability included in discontinued operations. The Company recorded an effective income tax rate of 60.5% in the first nine months this year compared to 38.1% in the same period last year. This year’s effective tax rate of 60.5% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first quarter this year. Last year’s effective tax rate of 38.1% is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement offset by an income tax liability on an increase in value of shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding income in the financial statements. In addition, last year’s effective rate was lower due to a $1.2 million reduction in tax liabilities from an agreement reached on a state income tax contingency.
Journeys Group

	Nine Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$523,846	$530,467	(1.2)%
Earnings from operations	$20,256	$24,587	(17.6)%
Operating margin	3.9%	4.6%
Net sales from Journeys Group decreased 1.2% for the first nine months ended October 31, 2009 compared to the same period last year. The decrease reflects primarily a 3% decrease in comparable store sales offset by a 3% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). The decrease in comparable store sales was primarily due to a 4% decrease in footwear unit comparable sales offset by a 2% increase in average price per pair of shoes, reflecting changes in product mix.
Journeys Group earnings from operations for the nine months ended October 31, 2009 decreased 17.6% to $20.3 million compared to $24.6 million for the nine months ended November 1, 2008. The decrease was due to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable store sales.

Underground Station Group

	Nine Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$67,235	$76,867	(12.5)%
Loss from operations	$(6,101)	$(6,253)	2.4%
Operating margin	(9.1)%	(8.1)%
Net sales from the Underground Station Group decreased 12.5% to $67.2 million for the nine months ended October 31, 2009 from $76.9 million for the same period last year. The decrease reflects a 10% decrease in comparable store sales and a 6% decrease in average Underground Station stores operated. The decrease in comparable store sales reflects a decrease of 5% in footwear unit comparable sales and a 3% decline in the average price per pair of shoes, reflecting changes in product mix and increased markdowns.
Underground Station Group loss from operations for the first nine months ended October 31, 2009 was $(6.1) million compared to $(6.3) million in the first nine months ended November 1, 2008. The decrease in the loss was due to lower net sales.
Hat World Group

	Nine Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$313,373	$283,037	10.7%
Earnings from operations	$24,060	$21,900	9.9%
Operating margin	7.7%	7.7%
Net sales from Hat World Group increased 10.7% for the nine months ended October 31, 2009 compared to the same period last year, reflecting primarily $19.3 million in sales from the newly acquired Impact Sports business, a 2% increase in comparable store sales and a 2% increase in average stores operated. The comparable store sales increase reflected a 4% increase in average price per hat from higher prices in Major League Baseball products and branded action headwear, offset by a 3% decrease in comparable store headwear units sold, primarily from weakness in fashion-oriented Major League Baseball products and NCAA products.
Hat World Group earnings from operations for the nine months ended October 31, 2009 increased 9.9% to $24.1 million compared to $21.9 million for the nine months ended November 1, 2008. The increase reflected increased net sales, improved headwear gross margin and a decrease in expenses as a percentage of net sales from leverage in selling salaries and central expenses due to positive comparable store sales.

Johnston & Murphy Group

	Nine Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$118,745	$132,370	(10.3)%
Earnings from operations	$1,358	$8,202	(83.4)%
Operating margin	1.1%	6.2%
Johnston & Murphy Group net sales decreased 10.3% to $118.7 million for the nine months ended October 31, 2009 from $132.4 million for the nine months ended November 1, 2008, reflecting primarily a 12% decrease in comparable store sales and a 15% decrease in Johnston & Murphy wholesale sales, offset by a 3% increase in average Johnston & Murphy stores operated. Unit sales for the Johnston & Murphy wholesale business decreased 6% in the first nine months of Fiscal 2010 and the average price per pair of shoes decreased 9% for the same period. Retail operations accounted for 73.4% of Johnston & Murphy Group segment sales in the first nine months this year, up from 72.0% in the first nine months last year. The average price per pair of shoes for Johnston & Murphy retail operations decreased 5% in the first nine months this year, primarily due to changes in product mix. Footwear unit comparable sales decreased 10% during the same period.
Johnston & Murphy Group earnings from operations for the nine months ended October 31, 2009 was $1.4 million, compared to $8.2 million for the same period last year. The decrease reflected decreased net sales, decreased gross margin as a percentage of net sales (reflecting increased markdowns), and increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.
Licensed Brands

	Nine Months Ended
	October 31,	November 1,	%
	2009	2008	Change
	(dollars in thousands)
Net sales	$71,654	$76,542	(6.4)%
Earnings from operations	$9,525	$9,538	(0.1)%
Operating margin	13.3%	12.5%
Licensed Brands’ net sales decreased 6.4% to $71.7 million for the nine months ended October 31, 2009, from $76.5 million for the nine months ended November 1, 2008. The sales decrease reflects a 6% decrease in sales of Dockers Footwear. Unit sales for Dockers Footwear decreased 3% for the first nine months this year and the average price per pair of shoes decreased 3% compared to the same period last year.
Licensed Brands’ earnings from operations for the nine months ended October 31, 2009 decreased slightly, 0.1%, primarily due to decreased net sales and increased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the nine months ended October 31, 2009 was $34.1 million compared to income of $166.1 million for the nine months ended November 1, 2008. Corporate and other expense in the first nine months this year included a $5.1 million loss on the early retirement of debt and $10.9 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Corporate and other income for the nine months ended November 1, 2008 included a $204.1 million gain from the settlement of merger-related litigation offset by $7.8 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters and $7.8 million in merger-related litigation costs.
Interest expense decreased 27.4% from $9.4 million in the nine months ended November 1, 2008, to $6.8 million for the nine months ended October 31, 2009, primarily due to reduced interest expense on the Company’s 4 1/8% Debentures as a result of retiring $56.4 million in aggregate principal amount of the Debentures during the first quarter of Fiscal 2010 and lower interest rates on the Company’s revolving credit facility. The application of the update to the Debt Topic of the Codification resulted in the recognition of additional pretax non-cash interest expense totaling $1.4 million for the nine months ended October 31, 2009 compared to $2.3 million last year for the same period. Interest income decreased $0.3 million for the nine months ended October 31, 2009 primarily due to the decrease in average short-term investments. Last year’s average short-term investments reflected proceeds from the settlement of merger-related litigation.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 31,	January 31,	November 1,
	2009	2009	2008
	(dollars in millions)
Cash and cash equivalents	$23.6	$17.7	$16.0
Working capital	$258.6	$259.1	$238.6
Long-term debt	$29.0	$113.7	$130.3
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $60.8 million in the first nine months of Fiscal 2010 compared to $142.3 million in the first nine months of Fiscal 2009. The $81.5 million decrease in cash flow from operating activities from last year reflects primarily the receipt of cash proceeds from the merger-related litigation settlement in the first nine months last year. The decrease was partially offset by a $26.5 million increase from a change in inventory reduced by a $4.4 million decrease from a change in accounts payable. The $26.5 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth, especially in the Johnston & Murphy Group. The $4.4 million decrease in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.

The $52.6 million increase in inventories at October 31, 2009 from January 31, 2009 levels reflected seasonal increases in retail inventory offset by decreased wholesale inventories.
Accounts receivable at October 31, 2009 increased $8.2 million compared to January 31, 2009, due primarily to increased wholesale sales, including sales of the newly acquired Impact Sports business.
Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Nine Months Ended
	October 31,	November 1,
	2009	2008
	(in thousands)
Accounts payable	$68,090	$72,514
Accrued liabilities	(5,973)	(3,297)

	$62,117	$69,217

The difference in cash provided due to changes in accounts payable for the first nine months this year compared to the first nine months last year reflects changes in buying patterns and payment terms negotiated with individual vendors. The change in cash used due to changes in accrued liabilities for the first nine months this year from the first nine months last year was due primarily to decreases in accrued income taxes related to the merger-related litigation settlement in Fiscal 2009 combined with the impact of lower bonus accruals.
Revolving credit borrowings averaged $17.4 million during the nine months ended October 31, 2009 and $19.2 million during the nine months ended November 1, 2008, as cash generated from operations did not fund seasonal working capital requirements and capital expenditures in the first nine months ended October 31, 2009 and November 1, 2008.
The Company’s contractual obligations over the next five years have decreased from January 31, 2009. Long-term debt decreased to $29.0 million from $113.7 million, primarily as a result of converting $56.4 million aggregate principal amount of the 4 1/8% Debentures into common stock during the first quarter this year and no revolver borrowings outstanding as of October 31, 2009. As a result of the conversion of the remaining balance of the 4 1/8% Convertible Subordinated Debentures after the end of the Company’s third quarter, interest payments on long-term debt will decrease $51.6 million from January 31, 2009 due to the conversions. See Note 8 to the Condensed Consolidated Financial Statements for additional information.
Capital Expenditures
Total capital expenditures in Fiscal 2010 are expected to be approximately $41.9 million. These include expected retail capital expenditures of up to $38.0 million to open up to ten Journeys stores, nine Journeys Kidz stores, one Shi by Journeys store, eight Johnston & Murphy shops and factory stores and 38 Hat World stores, including ten stores in Canada, to complete 94 major store renovations, and to fund the installation of new POS equipment in all the Journeys and Journeys Kidz retail stores. Due to economic conditions, the Company planned to be more selective with respect to new store locations and consequently to open stores at a slower than normal pace in Fiscal 2010. Capital expenditures for wholesale operations and other purposes in Fiscal 2010 are planned to be approximately $3.9 million, including approximately $1.2 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that borrowings under its revolving credit facility will be required to support seasonal working capital requirements and capital expenditures during a portion of the remainder of Fiscal 2010, although the Company currently forecasts that cash provided by operations will be sufficient to repay any borrowings under the revolving credit facility by the end of the fiscal year. The approximately $9.5 million of costs associated with discontinued operations that are expected to be incurred during the next twelve months are also expected to be funded from cash on hand, cash from operations and borrowings under the revolving credit facility. Additionally, after the end of the third quarter of Fiscal 2010, the Company induced the conversion to 1,048,764 shares of common stock of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009.
There were $11.6 million of letters of credit and no revolver borrowings outstanding under the revolving credit facility at October 31, 2009. Net availability under the facility was $188.4 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $188.4 million at October 31, 2009. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at October 31, 2009.
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
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS. The Company repurchased 4.0 million shares at a cost of $90.9 million during the nine months ended November 1, 2008. The Company did not repurchase any shares during the nine months ended October 31, 2009.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 11 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.1 million in the third quarter of Fiscal 2010 and Fiscal 2009, respectively, and $0.8 million and $9.3 million for the first nine months of Fiscal 2010 and Fiscal 2009, respectively. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — Following the redemption of all the Company’s outstanding 4 1/8% Convertible Subordinated Debentures due June 15, 2023 as of December 3, 2009, the Company has no long-term debt outstanding. Accordingly, there would be no immediate impact on the Company’s interest expense due to fluctuations in market interest rates.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 31, 2009. As a result, the Company considers the interest rate market risk implicit in these investments at October 31, 2009 to be low.
Accounts Receivable — The Company’s accounts receivable balance at October 31, 2009 is primarily concentrated in two of its wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 11% of the Company’s trade accounts receivable balance and no other customer accounted for more than 10% of the Company’s trade receivables balance as of October 31, 2009. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at October 31, 2009, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2010 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles and the accounting principles adopted by the Company during the nine months ended October 31, 2009 are included in Notes 1 and 2 to the Condensed Consolidated Financial statements.
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
Based on their evaluation as of October 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or Units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units)	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands)

August 2009 8-2-09 to 8-29-09	-0-	-0-	-0-	$-0-
September 2009 8-30-09 to 9-26-09	-0-	-0-	-0-	-0-
October 2009(1) 9-27-09 to 10-31-09	20,624	$28.05	-0-	-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits
Exhibits
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: December 10, 2009