Form 10-K
period 2010-01-30
GENESCO INC
filed 2010-03-31
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 30, 2010

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to
Commission File No. 1-3083
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee Corporation	62-0211340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Genesco Park, 1415 Murfreesboro Road
Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 367-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange
Title of each class	on which Registered
Common Stock, $1.00 par value	New York and Chicago
Preferred Share Purchase Rights	New York and Chicago
Securities Registered Pursuant to Section 12(g) of the Act:
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     The aggregate market value of common stock held by nonaffiliates of the registrant as of August 1, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $492,000,000. The market value calculation was determined using a per share price of $21.72, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
     As of March 19, 2010, 24,033,389 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portion of Genesco’s Annual Report to Shareholders for the fiscal year ended January 30, 2010 are incorporated into Part II by reference.
Portions of the proxy statement for the June 23, 2010 annual meeting of shareholders are incorporated into Part III by reference.

PART I
ITEM 1, BUSINESS

General

Genesco is a leading retailer of branded footwear, of licensed and branded headwear, of licensed sports apparel and accessories and a wholesaler of branded footwear, with net sales for Fiscal 2010 of $1.57 billion. During Fiscal 2010, the Company operated five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores and e-commerce operations, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Impact Sports and Great Plains Sports team businesses acquired in November 2008 and September 2009, respectively; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company.
At January 30, 2010, the Company operated 2,276 retail footwear, headwear and sports apparel and accessories stores located primarily throughout the United States and in Puerto Rico, but also including 60 headwear stores in Canada. It currently plans to open a total of approximately 69 new retail stores and close 59 retail stores in Fiscal 2011. At January 30, 2010, Journeys Group operated 1,025 stores, including 150 Journeys Kidz and 56 Shi by Journeys; Underground Station Group operated 170 stores; Hat World Group operated 921 stores and Johnston & Murphy Group operated 160 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear and headwear stores during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010

Retail Footwear and Headwear Stores
Beginning of year	1,618	1,773	2,009	2,175	2,234
Opened during year	193	224	229	102	61
Acquired during year	-0-	49	-0-	-0-	38
Closed during year	(38)	(37)	(63)	(43)	(57)

End of year	1,773	2,009	2,175	2,234	2,276

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 900 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2010”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 30, 2010). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is http://www.genesco.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance guidelines and Code of Ethics along with position descriptions for our Board of Directors and Board committees are also available free of charge through our website. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Segments

Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 48% of the Company’s net sales in Fiscal 2010. Operating income attributable to Journeys Group was $44.3 million in Fiscal 2010, with an operating margin of 5.9%. The Company believes that its distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for Journeys Group.
At January 30, 2010, Journeys Group operated 1,025 stores, including 150 Journeys Kidz stores and 56 Shi by Journeys stores, averaging approximately 1,875 square feet, throughout the United States and in Puerto Rico, selling footwear for young men, women and children.
Journeys Group added 13 net new stores in Fiscal 2010, including nine net new Journeys Kidz stores and one new Shi by Journeys store. Comparable store sales were down 3% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and popular music videos. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. From a base of 853 Journeys Group stores at the end of Fiscal 2007, the Company opened 114 net new Journeys Group stores in Fiscal 2008, 45 net new stores in Fiscal 2009 and 13 net new stores in Fiscal 2010 and plans to open no net new Journeys Group stores in Fiscal 2011.
Underground Station Group
The Underground Station Group segment, including Underground Station and the remaining Jarman retail stores, accounted for approximately 6% of the Company’s net sales in Fiscal 2010. Operating loss attributable to Underground Station Group was ($4.6) million in Fiscal 2010, with an operating margin of (4.6)%.
At January 30, 2010, Underground Station Group operated 170 stores, including 161 Underground Station stores, averaging approximately 1,800 square feet, throughout the United States, selling footwear and accessories primarily for men and women in the 20-35 age group and in the urban market.
Underground Station stores are located primarily in urban markets. Comparable store sales were down 7% for Underground Station Group for Fiscal 2010. For Fiscal 2010, most of the footwear sold in Underground Station stores was branded merchandise, with the remainder made up of private label brands. The product mix at each Underground Station store is tailored in response to local customer preferences and competitive dynamics. The Company did not open any Underground Station stores in Fiscal 2010 and closed eight Underground Station stores and two Jarman stores, leaving the total number of Underground Station Group stores at 170. The Company plans to close approximately 21 Underground Station Group stores in Fiscal 2011. The Company plans to shorten the average lease life on Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Hat World Group
The Hat World Group segment, including Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail stores, internet sales, Sports Fan-Attic retail stores, acquired in November 2009, and the Impact Sports and Great Plains Sports team dealer businesses acquired in November 2008 and September 2009, respectively, accounted for approximately 30% of the Company’s net sales in Fiscal 2010. Operating income attributable to Hat World Group was $44.0 million in Fiscal 2010, with an operating margin of 9.5%.
At January 30, 2010, Hat World Group operated 921 stores, averaging approximately 900 square feet, throughout the United States, and in Puerto Rico and Canada. Hat World Group added 36 net new stores in Fiscal 2010, including 38 acquired stores, and plans to open approximately 26 net new stores in Fiscal 2011.
Comparable store sales for Hat World Group were up 3% for Fiscal 2010. The core stores and kiosks, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. Sports Fan-Attic stores, acquired in November 2009, located in malls primarily in the southeastern United States, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties from an assortment of college and professional teams.

Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 10% of the Company’s net sales in Fiscal 2010. Operating income attributable to Johnston & Murphy Group was $5.5 million in Fiscal 2010, with an operating margin of 3.3%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 98% of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 30, 2010, Johnston & Murphy operated 160 retail shops and factory stores throughout the United States averaging approximately 1,700 square feet and selling footwear, luggage and accessories primarily for men, targeting business and professional customers. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy retail shops are located primarily in better malls nationwide and in airports and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Comparable store sales for Johnston & Murphy retail operations were down 8% for Fiscal 2010. Retail prices for Johnston & Murphy footwear generally range from $110 to $250. Casual and dress casual footwear accounted for 39% of total Johnston & Murphy retail sales in Fiscal 2010, with the balance consisting of dress shoes, luggage and accessories. Johnston & Murphy Group added three net new shops and factory stores in Fiscal 2010 and plans to open approximately five net new shops and factory stores in Fiscal 2011.
Johnston & Murphy Wholesale Operations. In addition to Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy men’s footwear is sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100-$165.
Licensed Brands
The Licensed Brands segment accounted for approximately 6% of the Company’s net sales in Fiscal 2010. Operating income attributable to Licensed Brands was $12.4 million in Fiscal 2010, with an operating margin of 13.3%. Substantially all of the Licensed Brands sales are of footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed to men aged 30-55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90.
For further information on the Company’s business segments, see Note 16 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers in jurisdictions located in China, Italy, Mexico, Brazil, Indonesia, India, Peru, Portugal, Thailand, Vietnam, Bangladesh and the Dominican Republic. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.

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
Trademarks and Licenses

The Company owns its Johnston & Murphy brand and the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on December 31, 2012. Net sales of Dockers products were $88 million in Fiscal 2010 and $92 million in Fiscal 2009. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2010.
Wholesale Backlog

Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 27, 2010, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $33.8 million, compared to approximately $28.6 million on February 28, 2009. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees

Genesco had approximately 13,900 employees at January 30, 2010, approximately 115 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees, and approximately 7,400 of the Company’s employees were part-time.
Properties

At January 30, 2010, the Company operated 2,276 retail footwear, headwear and sports apparel and accessories stores throughout the United States and in Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
The Company operates six distribution centers (three of which are owned and three of which are leased) aggregating approximately 1,100,000 square feet. Four of the facilities are located in Tennessee, one in Indiana and one in Canada. The Company’s executive offices and the offices of its footwear operations, which are leased, are in Nashville, Tennessee where Genesco occupies approximately 78% of a 295,000 square foot building. The offices of the Company’s headwear operations, which are leased, are in a 43,000 square foot building in Indianapolis, Indiana. The offices and warehouses of the Company’s Impact Sports business, which are leased, are in two buildings, totaling 62,000 square feet, in Deforest, Wisconsin. The office and sporting goods store of the Company’s Great Plains Sports business, which are leased, are in a 5,000 square foot building in St. Paul, Minnesota. The office and warehouse of the Company’s Sports Fan-Attic business, which are leased, are in a 7,000 square foot building in Tampa, Florida.
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
Moreover, while the Company believes that its operating cash flows and its borrowing capacity under committed lines of credit will be more than adequate for its anticipated cash requirements, if the current economic downturn is more protracted or severe than currently anticipated, or if one or more of the Company’s revolving credit banks were to fail to honor its commitments under the Company’s credit lines, the Company could be required to modify its operations for increased cash flow or to seek alternative sources of liquidity, and such alternative sources may not be available to the Company.
Finally, deterioration in the Company’s market value, whether related to the Company’s operating performance or to further disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $119.0 million of goodwill on its Consolidated Balance Sheets at January 30, 2010, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.
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

Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers. We also make changes in our distribution processes from time to time in an effort to improve efficiency, maximize capacity, etc. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
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
As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. However, because of economic conditions and the availability of appropriate locations, we slowed our pace of new store openings over the past two fiscal years, and intend to continue to be selective with respect to new locations, and to open fewer stores than in recent years in Fiscal 2011. We increased our net store base by 166 in Fiscal 2008, 59 in Fiscal 2009 and 42 in Fiscal 2010; and currently plan to increase our net store base by approximately 10 stores in Fiscal 2011. We cannot assure you when we will resume a more aggressive store-opening pace or that, when we do, we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
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
From time to time, we invest in short-term cash equivalent instruments at commercial banking institutions in excess of federally insured limits.
We invest excess cash in immediately available interest bearing cash equivalent instruments. If a commercial bank in which we have our funds deposited should become insolvent or be taken over by the FDIC, we could have significant unrecoverable cash deposits. A loss in cash deposits would have an adverse impact on our financial statements.
Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our stock.
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income is generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•	the timing of new store openings and renewals;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.
A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	consumer trends, such as less disposable income due to the impact of economic conditions;

•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.
Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated change in revenues or operating income may cause our stock price to fluctuate significantly.
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
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether the EPA’s substantive allegations are accurate. The Company, together with other tannery PRPs, has entered into cost sharing agreements and Consent Decrees with the EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.
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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $15.9 million as of January 30, 2010, $16.0 million as of January 31, 2009 and $7.8 million as of February 2, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2010, $9.4 million in Fiscal 2009 and $2.9 million in Fiscal 2008. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.
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
California Matters
On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. On May 5, 2009, the Company and the plaintiff’s counsel reached an agreement in principle to settle the lawsuit on a claims made basis. On January 21, 2010, the court granted preliminary approval of the settlement. The minimum payment by the Company pursuant to the agreement, which remains subject to final court approval, is $398,000; the maximum is $703,000.
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
ITEM 4, [REMOVED AND RESERVED]

ITEM 4A, EXECUTIVE OFFICERS

The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualified. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:
Hal N. Pennington, 72, Chairman. Mr. Pennington has served in various roles during his 48 year tenure with Genesco. He was vice president-wholesale for Johnston & Murphy from 1990 until his appointment as president of Dockers Footwear in August 1995. He was named president of Johnston & Murphy in February 1997 and named senior vice president in June 1998. Mr. Pennington was named executive vice president, chief operating officer and a director of the Company as of November 1999, president as of November 2000, chief executive officer as of April 2002 and chairman as of October 2004. Mr. Pennington will retire from the board of directors in June 2010. He will remain employed by the Company as a consultant to the chief executive officer and board of directors through March 31, 2011.
Robert J. Dennis, 56, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which becomes effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.
James S. Gulmi, 64, Senior Vice President — Finance, Chief Financial Officer and Treasurer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996 and renamed Treasurer in August 2008.

Jonathan D. Caplan, 56, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
James C. Estepa, 58, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Underground Station.
Kenneth J. Kocher, 44, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
Roger G. Sisson, 46, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.
Mimi Eckel Vaughn, 43, Senior Vice President of Strategy and Shared Services. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006 and senior vice president of strategy and shared services in August 2009. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.
Paul D. Williams, 55, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

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

Fiscal Year ended January 31
		High	Low
2009	1st Quarter	$33.50	$18.76
	2nd Quarter	31.91	20.33
	3rd Quarter	38.74	18.99
	4th Quarter	25.08	10.37

Fiscal Year ended January 30
		High	Low
2010	1st Quarter	$23.36	$11.31
	2nd Quarter	26.51	17.51
	3rd Quarter	29.69	19.73
	4th Quarter	29.71	23.11
There were approximately 3,400 common shareholders of record on March 19, 2010.
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

The following table provides information relating to the Company’s repurchase of common stock for the fourth quarter of Fiscal 2010.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units)	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands)

November 2009
11-1-09 to 11-28-09(1)	121	$27.17	-0-	$-0-
December 2009
11-29-09 to 12-26-09(1)	225	$26.30	-0-	$-0-
January 2010
12-27-09 to 1-30-10(2)	85,000	$23.84	85,000	$7,071

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.

(2)	In March 2008, the Company’s Board of Directors authorized (and the Company announced) up to $100.0 million in stock repurchases primarily funded with after-tax cash proceeds from the settlement of merger-related litigation (see Notes 3 and 15). As of January 30, 2010, the Company had repurchased 4.085 million shares at a cost of $92.9 million. In February 2010, the board increased the total repurchase authorization to $35.0 million.
Stock Performance Graph
Refer to the Company’s 2010 Annual Report to Shareholders which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA

Fiscal Years 2006 through 2009 have been restated to reflect adjustments that are further discussed in Notes 1 and 2 to the Consolidated Financial Statements included in Item 8.

Financial Summary
In Thousands except per common share data,				Fiscal Year End
financial statistics and other data	2010	2009	2008	2007	2006

Results of Operations Data
Net sales	$1,574,352	$1,551,562	$1,502,119	$1,460,478	$1,283,876
Depreciation	47,033	46,757	45,114	40,306	34,622
Earnings from operations	60,422	259,626	41,821	117,849	109,835
Earnings from continuing operations before income taxes	50,488	250,714	29,920	108,535	100,101
Earnings from continuing operations	29,086	156,219	6,774	66,713	61,190
(Provision for) earnings from discontinued operations, net	(273)	(5,463)	(1,603)	(601)	60

Net earnings	$28,813	$150,756	$5,171	$66,112	$61,250

Per Common Share Data
Earnings from continuing operations
Basic	$1.35	$8.11	$.29	$2.93	$2.67
Diluted	1.31	6.72	.29	2.61	2.38
Discontinued operations
Basic	(.02)	(.28)	(.07)	(.02)	.00
Diluted	(.01)	(.23)	(.07)	(.02)	.00
Net earnings
Basic	1.33	7.83	.22	2.91	2.67
Diluted	1.30	6.49	.22	2.59	2.38

Balance Sheet Data
Total assets	$863,652	$816,063	$801,685	$729,048	$685,697
Long-term debt	-0-	113,735	147,271	98,390	92,711
Non-redeemable preferred stock	5,220	5,203	5,338	6,602	6,695
Common shareholders’ equity	577,093	444,552	420,778	405,040	350,005
Capital expenditures	33,825	49,420	80,662	73,287	56,946

Financial Statistics
Earnings from operations as a percent of net sales	3.8%	16.7%	2.8%	8.1%	8.6%
Book value per share (common shareholders’ equity divided by common shares outstanding)	$23.97	$23.10	$18.46	$17.81	$15.05
Working capital (in thousands)	$280,415	$259,137	$238,093	$200,330	$184,986
Current ratio	2.7	2.9	2.6	2.5	2.2
Percent long-term debt to total capitalization	0.0%	20.2%	25.7%	19.3%	20.6%

Other Data (End of Year)
Number of retail outlets*	2,276	2,234	2,175	2,009	1,773
Number of employees	13,925	13,775	13,950	12,750	11,100

*	Includes 37 Sports Fan-Attic stores in Fiscal 2010 acquired November 3, 2009 and 49 Hat Shack stores in Fiscal 2007 acquired January 11, 2007. See Note 4 to the Consolidated Financial Statements.
Reflected in earnings from continuing operations for Fiscal 2009 was a $204.1 million gain on the settlement of merger-related litigation.
Reflected in earnings from continuing operations for Fiscal 2009 and 2008 were $8.0 million and $27.6 million, respectively, in merger-related costs and litigation expenses. These expenses were deductible for tax purposes in Fiscal 2009. See Notes 3 and 15 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2010, 2009, 2008, 2007 and 2006 were restructuring and other charges of $13.4 million, $7.5 million, $9.7 million, $1.1 million and $2.3 million, respectively. See Note 5 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. During Fiscal 2010, the Company entered into separate exchange agreements whereby it acquired and retired all $86.2 million in aggregate principal amount of its Debentures due June 15, 2023 in exchange for the issuance of 4,552,824 shares of its common stock. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million reflected in earnings from continuing operations. In December 2006, the Company entered into an amended and restated credit agreement in the aggregate principal amount of $200.0 million. See Note 8 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
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

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include continuing weakness in the consumer economy, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, competition in the Company’s markets and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores, to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for our shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation and environmental matters involving the Company. For a discussion of additional risk factors, See Item 1A, Risk Factors.
Overview
Description of Business
The Company is a leading retailer of branded footwear, of licensed and branded headwear and of licensed sports apparel and accessories, operating 2,276 retail footwear, headwear and sports apparel and accessory stores throughout the United States and, in Puerto Rico and Canada as of January 30, 2010. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to more than 900 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Hat World Group, comprised primarily of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores and e-commerce operations, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009, and the Impact Sports and Great Plains Sports team dealer businesses acquired in November 2008 and September 2009, respectively; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet.
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
The Hat World Group includes stores and kiosks that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group and Sports Fan-Attic stores that sell licensed sports headwear, apparel and accessories to sports fans of all ages. The Hat World store locations average approximately 800 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. Sports Fan-Attic locations average approximately 3,075 square feet and are in malls primarily in the southeastern United States. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Hat World Group. In September 2009, the Company acquired Great Plains Sports, also a team dealer business, as part of the Hat World Group. In November 2009, the Company acquired Sports Fan-Attic, as part of the Hat World Group.
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

Strategy
The Company’s long-term strategy for many years has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to the recent economic downturn. The Company has also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.
To supplement its organic growth potential, the Company has made acquisitions and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition.
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward looking Statements,” above and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Hat World Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recession and the current high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 1.5% during Fiscal 2010 compared to Fiscal 2009. The increase was driven primarily by a 15% increase in Hat World Group sales, offset by a 10% decrease in Underground Station Group sales, a 7% decrease in Johnston & Murphy Group sales, a 3% decrease in Licensed Brands sales and a 1% decrease in Journeys Group sales. Gross margin increased as a percentage of net sales during Fiscal 2010, primarily due to margin increases in the Journeys Group, Underground Station Group and Licensed Brands offset by margin decreases in the Hat World Group and Johnston & Murphy Group. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2010, reflecting the absence of merger-related expenses and expense decreases as a percentage of net sales in the Hat World Group, offset by increases as a percentage of net sales in the Journeys Group, Underground Station Group, Johnston & Murphy Group and Licensed Brands. Last year’s selling and administrative expenses included $8.0 million of expenses related to the terminated merger agreement and related litigation. See the discussion under “Terminated Merger Agreement,” below. Earnings from operations decreased as a percentage of net sales during Fiscal 2010, primarily due to the absence of the gain on the settlement of merger-related litigation, decreased earnings from operations in the Johnston & Murphy Group and Journeys Group, offset by the absence of merger-related expenses this year and increased earnings from operations in the Hat World Group and Licensed Brands as well as a smaller loss in the Underground Station Group.
Significant Developments
Change in Method of Accounting for Convertible Subordinated Debentures
In May 2008, the Financial Accounting Standards Board (“FASB”) updated the Debt Topic, specifically Debt with Conversion and Other Options, of the Codification to require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted this update to the Codification as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Consolidated Statements of Operations. The Company has applied this update to the Codification retrospectively to its Consolidated Financial Statements, as required. The retroactive application of this update to the Codification resulted in the recognition of additional pretax non-cash interest expense for Fiscal 2009 and 2008 of $3.1 and $2.8 million, respectively. For additional information, see Note 2 to the Consolidated Financial Statements.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. During the fourth quarter of Fiscal 2010, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million to induce conversion. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million in Fiscal 2010, reflected on the Consolidated Statements of Operations. After the exchanges and conversions, there was zero aggregate principal amount of Debentures outstanding. For additional information on the conversion of the Debentures, see Note 8 to the Consolidated Financial Statements.
Sports Fan-Attic Acquisition
In the fourth quarter of Fiscal 2010, the Company’s Hat World subsidiary acquired the assets of Sports Fan-Attic, a retailer of licensed sports headwear, apparel, accessories and novelties, with 37 stores in seven states as of January 30, 2010, for a purchase price of $13.9 million plus assumed debt of $1.6 million with $4.5 million of that amount withheld until satisfaction of certain closing contingencies. Subsequently, in February 2010, $3.0 million of the $4.5 million was paid.
Great Plains Sports Acquisition
In the third quarter of Fiscal 2010, the Impact Sports division of Hat World acquired the assets of Great Plains Sports of St. Paul, Minnesota, for a purchase price of $2.9 million plus assumed debt of $1.1 million with $0.6 million withheld until satisfaction of certain closing contingencies. Great Plains Sports is a dealer of branded athletic and team products for colleges, high schools, corporations and youth organizations and also operates a sporting goods store in St. Paul, Minnesota.
Share Repurchase Program
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation discussed above under the heading “Terminated Merger Agreement.” The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010. In February 2010, the board increased the total repurchase authorization to $35.0 million.
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During Fiscal 2009 and 2008, the Company expensed $8.0 million and $27.6 million, respectively, in merger-related litigation costs. The total merger-related litigation costs for Fiscal 2008 of $27.6 million were tax deductible in Fiscal 2009 and resulted in a permanent tax benefit reflected as a component of income tax expense. For additional information, see the “Merger-Related Litigation” section in Note 15 to the Company’s Consolidated Financial Statements.

Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $13.5 million in Fiscal 2010. The charge reflected in restructuring and other, net included $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in the charge was $0.1 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
The Company recorded a total pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
The Company recorded a total pretax charge to earnings of $10.6 million in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. Also included in the charge was $0.9 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was a gain of $21.2 million for Fiscal 2010 compared to a loss of $28.0 million in Fiscal 2009. The discount rate used to measure benefit obligations decreased from 6.875% to 5.625% in Fiscal 2010. As a result of the increase in return on plan assets partially offset by the decrease in the discount rate, the pension liability decreased to $20.4 million reflected in the Consolidated Balance Sheets compared to $26.0 million in Fiscal 2009. There was a decrease in the pension liability adjustment of $1.2 million (net of tax) in accumulated other comprehensive loss in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
Discontinued Operations
For the year ended January 30, 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations. For additional information, see Note 15 to the Consolidated Financial Statements.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10 percent from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.1 million at January 30, 2010.

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
The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value by an equal weighting of the results derived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2010, $9.4 million reflected in Fiscal 2009 and $2.9 million reflected in Fiscal 2008. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the FASB Accounting Standards Codification. This methodology was adopted by the Company as of February 4, 2007, and requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 11 to the

Company’s Consolidated Financial Statements for additional information regarding income taxes.
Postretirement Benefits Plan Accounting
Full-time employees who had at least 1,000 hours of service in calendar year 2004, except employees in the Hat World segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.
As required by the Compensation — Retirement Benefits Topic of the FASB Accounting Standards Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. The Company is required to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change as of January 31, 2009. The Company was required to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision had no effect on the Company’s Consolidated Statements of Operations for Fiscal 2009 or any prior period presented.
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
Long Term Rate of Return Assumption — Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2010, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million.
Discount Rate — Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.625%, 6.875% and 5.875% for Fiscal 2010, 2009 and 2008, respectively. The discount rate at January 30, 2010 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2010, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.5 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.5 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $4.4 million and the accumulated benefit obligation would have decreased by $4.4 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $4.8 million and the accumulated benefit obligation would have increased by $4.8 million.
Amortization of Gains and Losses — The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2010, the Company had unrecognized actuarial losses of $47.7 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $0.2 million, $1.4 million and $3.1 million in Fiscal 2010, 2009 and 2008, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to increase in Fiscal 2011 by approximately $2.4 million due to a larger actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification. For Fiscal 2010, 2009 and 2008, share-based compensation expense was $0.5 million, $1.7 million and $3.2 million, respectively. For Fiscal 2010, 2009 and 2008, restricted stock expense was $6.5 million, $6.3 million and $4.6 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
Comparable Store Sales
Comparable store sales begin in the fifty-third week of a store’s operation. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format. Unless otherwise specified, e-commerce and catalog sales are excluded from comparable store sales calculations.
Results of Operations — Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales for Fiscal 2010 increased 1.5% to $1.57 billion from $1.55 billion in Fiscal 2009. The increase in net sales was a result of a higher number of stores in operation and an increase in comparable store sales in the Hat World Group, offset by lower sales in the Journeys Group, reflecting negative comparable store sales of 3%, lower sales in the Underground Station Group stores, reflecting fewer stores in operation and negative comparable store sales, lower sales in the Johnston & Murphy Group, reflecting generally challenging economic conditions and a difficult retail environment, and lower sales in Licensed Brands. Gross margin increased 2.0% to $795.9 million in Fiscal 2010 from $780.0 million in Fiscal 2009 and increased as a percentage of net sales from 50.3% to 50.6%. Selling and administrative expenses in Fiscal 2010 increased 0.7% from Fiscal 2009 but decreased as a percentage of net sales from 46.2% to 45.9%, primarily due to the absence of merger-related expenses and leveraging in the Hat World Group due to positive comparable store sales. Expenses in Fiscal 2009 included $8.0 million in merger-related litigation expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2010 were $50.5 million compared to $250.7 million for Fiscal 2009. Pretax earnings for Fiscal 2010 included restructuring and other charges of $13.5 million including $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in pretax earnings was $0.1 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations. Pretax earnings for Fiscal 2010 also included $5.5 million loss on early retirement of debt. Pretax earnings for Fiscal 2009 included a gain of $204.1 million from the settlement of merger-related litigation with The Finish Line and UBS and restructuring and other charges of $7.7 million including $8.6 million for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters offset by a $3.8 million gain on a lease termination transaction. Also included in pretax earnings was $0.2 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations. Pretax earnings for Fiscal 2009 also included $8.0 million in merger-related expenses.
Net earnings for Fiscal 2010 were $28.8 million ($1.30 diluted earnings per share) compared to $150.8 million ($6.49 diluted earnings per share) for Fiscal 2009. Net earnings for Fiscal 2010 includes $0.3 million ($0.01 diluted earnings per share) charge to earnings (net of tax), including $0.5 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2009 includes a $5.5 million ($0.23 diluted earnings per share) charge to earnings (net of tax), including $5.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 42.4% for Fiscal 2010 compared to 37.7% for Fiscal 2009. This year’s effective tax rate of 42.4% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock this year. Last year’s effective tax rate of 37.7% is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement offset by an income tax liability on an increase in value of shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding income in the financial statements. In addition, last year’s effective rate was lower due to a $1.2 million reduction in tax liabilities from an agreement reached on a state income tax contingency. See Notes 11 and 15 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$749,202	$760,008	(1.4)%
Earnings from operations	$44,285	$49,050	(9.7)%
Operating margin	5.9%	6.5%
Net sales from Journeys Group decreased 1.4% to $749 million for Fiscal 2010 from $760.0 million for Fiscal 2009. The decrease reflects primarily a 3% decrease in comparable store sales partially offset by a 3% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). The comparable store sales decrease reflects a 5% decrease in footwear unit comparable sales offset by a 3% increase in average price per pair of shoes reflecting changes in product mix. Total unit sales decreased 3% during the same period. The store count for Journeys Group was 1,025 stores at the end of Fiscal 2010, including 150 Journeys Kidz stores and 56 Shi by Journeys stores, compared to 1,012 Journeys Group stores at the end of Fiscal 2009, including 141 Journeys Kidz stores and 55 Shi by Journeys stores.
Journeys Group earnings from operations for Fiscal 2010 decreased 9.7% to $44.3 million, compared to $49.1 million for Fiscal 2009. Improved gross margin as a percentage of net sales from lower markdowns was more than offset by increased expenses both in dollars and as a percentage of net sales, reflecting negative leverage from negative comparable store sales.

Underground Station Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$99,458	$110,902	(10.3)%
Loss from operations	$(4,584)	$(5,660)	19.0%
Operating margin	(4.6)%	(5.1)%
Net sales from the Underground Station Group decreased 10.3% to $99.5 million for Fiscal 2010 from $110.9 million for Fiscal 2009. The decrease reflects a 7% decrease in comparable store sales and a 6% decrease in average Underground Station Group stores operated. The decrease in comparable store sales reflects a 1% decrease in footwear unit comparable sales and a 3% decrease in the average price per pair of shoes, reflecting changes in product mix. Unit sales decreased 5% during Fiscal 2010. Underground Station Group operated 170 stores at the end of Fiscal 2010. The Company had operated 180 Underground Station Group stores at the end of Fiscal 2009. The Company plans to continue to shorten the average lease life of the Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
Underground Station Group loss from operations for Fiscal 2010 improved to $(4.6) million compared to $(5.7) million for the same period last year. The improvement was due to increased gross margin as a percentage of net sales reflecting improvement in initial mark-on from changes in product mix.
Hat World Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$465,776	$405,446	14.9%
Earnings from operations	$44,039	$36,670	20.1%
Operating margin	9.5%	9.0%
Net sales from the Hat World Group increased 14.9% to $465.8 million for Fiscal 2010 from $405.4 million for Fiscal 2009. The increase reflects primarily a $24.7 million increase in sales related to Impact Sports and Great Plains Sports, a 3% increase in comparable store sales, a 2% increase in average stores operated and $11.7 million in sales from the newly acquired Sports Fan-Attic business. The comparable store sales increase reflected a 4% increase in average price per hat from higher prices in Major League Baseball products and branded action headwear, offset by a 1% decrease in comparable store headwear units sold, primarily from weakness in NCAA and NFL products. Hat World Group operated 921 stores at the end of Fiscal 2010, including 60 stores in Canada and 37 Sports Fan-Attic stores, compared to 885 stores at the end of Fiscal 2009, including 50 stores in Canada.
Hat World Group earnings from operations for Fiscal 2010 increased 20.1% to $44.0 million compared to $36.7 million for Fiscal 2009. The increase in operating income was primarily due to increased net sales and decreased expenses as a percentage of net sales primarily reflecting leverage from positive comparable store sales.
Johnston & Murphy Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$166,079	$177,963	(6.7)%
Earnings from operations	$5,484	$10,069	(45.5)%
Operating margin	3.3%	5.7%
Johnston & Murphy Group net sales decreased 6.7% to $166.1 million for Fiscal 2010 from $178.0 million for Fiscal 2009, reflecting primarily an 8% decrease in comparable store sales and an 11% decrease in Johnston & Murphy wholesale sales, partially offset by a 3% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 2% in Fiscal 2010 and the average price per pair of shoes decreased 10% for the same period. Retail operations accounted for 75.4% of Johnston & Murphy Group sales in Fiscal 2010, up from 74.2% in Fiscal 2009. The comparable store sales decrease in Fiscal 2010 reflects a 7% decrease in footwear unit comparable sales and a 4% decrease in average price per pair of shoes, primarily due to changes in product mix. The store count for Johnston & Murphy retail operations at the end of Fiscal 2010 included 160 Johnston & Murphy shops and factory stores compared to 157 Johnston & Murphy shops and factory stores at the end of Fiscal 2009.
Johnston & Murphy earnings from operations for Fiscal 2010 decreased 45.5% to $5.5 million from $10.1 million for Fiscal 2009, primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting changes in product mix and lower full priced wholesale sales, and increased expenses as a percentage of net sales, reflecting negative leverage from the decrease in comparable store sales.
Licensed Brands

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$93,194	$96,561	(3.5)%
Earnings from operations	$12,372	$11,925	3.7%
Operating margin	13.3%	12.3%
Licensed Brands’ net sales decreased 3.5% to $93.2 million for Fiscal 2010 from $96.6 million for Fiscal 2009. The sales decrease reflects a 5% decrease in sales of Dockers Footwear offset by increased sales from a new line of footwear introduced in the third quarter last year that the Company is sourcing under a different brand with limited distribution. Unit sales for Dockers Footwear decreased 1% for Fiscal 2010 and the average price per pair of shoes decreased 3% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2010 increased 3.7%, from $11.9 million for Fiscal 2009 to $12.4 million, primarily due to increased gross margin as a percentage of net sales,

reflecting decreased product costs and changes in product mix.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2010 was $46.7 million compared to income of $157.6 million for Fiscal 2009. Corporate expense in Fiscal 2010 included $13.5 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations offset by other legal matters. Corporate expense for Fiscal 2010 also included $5.5 million for the loss on early retirement of debt. Corporate and other costs of sales for Fiscal 2010 included $0.1 million in excess markdowns related to lease terminations. Corporate income in Fiscal 2009 included a $204.1 million gain from the settlement of merger-related litigation partially offset by $7.7 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters offset by a gain on a lease termination transaction and $8.0 million in merger-related expenses. Corporate and other costs of sales for Fiscal 2009 included $0.2 million in excess markdowns related to lease terminations.
Interest expense decreased 52.0% from $9.2 million in Fiscal 2009 to $4.4 million in Fiscal 2010, due to reduced interest expense on the Company’s 4 1/8% Debentures as a result of retiring $86.2 million in aggregate principal amount of the Debentures during Fiscal 2010. The application of the updated Debt Topic to the Codification resulted in the recognition of additional pretax non-cash interest expense totaling $1.4 million for Fiscal 2010, compared to $3.1 million for Fiscal 2009. Interest income decreased 95.7% to $14,000 from $0.3 million for Fiscal 2009.
Results of Operations — Fiscal 2009 Compared to Fiscal 2008
The Company’s net sales for Fiscal 2009 increased 3.3% to $1.55 billion from $1.50 billion in Fiscal 2008. The increase in net sales was a result of a higher number of stores in operation and an increase in comparable store sales in the Journeys Group and Hat World Group and increased Licensed Brands sales, offset by lower sales in the Underground Station Group stores, reflecting fewer stores in operation and flat comparable store sales, and Johnston & Murphy Group, reflecting generally challenging economic conditions and a difficult retail environment. Gross margin increased 3.8% to $780.0 million in Fiscal 2009 from $751.2 million in Fiscal 2008 and increased as a percentage of net sales from 50.0% to 50.3%. Selling and administrative expenses in Fiscal 2009 increased 2.5% from Fiscal 2008 but decreased as a percentage of net sales from 46.6% to 46.2%, primarily as a result of lower merger-related expenses. Expenses in Fiscal 2009 included $8.0 million of merger-related litigation expenses and Fiscal 2008 included $27.6 million in merger-related litigation expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2009 were $250.7 million compared to $29.9 million for Fiscal 2008. Pretax earnings for Fiscal 2009 included a gain of $204.1 million from the settlement of merger- related litigation with The Finish Line and UBS and restructuring and other charges of $7.7 million including $8.6 million for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters offset by a $3.8 million gain on a lease termination transaction.

Also included in pretax earnings was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations. Pretax earnings for Fiscal 2009 also included $8.0 million in merger-related expenses. Pretax earnings for Fiscal 2008 included restructuring and other charges of $10.6 million, including $8.7 million of charges for asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. Also included in pretax earnings was $0.9 million in excess markdowns related to the Underground Station Group store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations. Pretax earnings for Fiscal 2008 also included $27.6 million in expenses relating to the merger agreement with The Finish Line and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina.
Net earnings for Fiscal 2009 were $150.8 million ($6.49 diluted earnings per share) compared to $5.2 million ($0.22 diluted earnings per share) for Fiscal 2008. Net earnings for Fiscal 2009 includes $5.5 million ($0.23 diluted earnings per share) charge to earnings (net of tax), including $5.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2008 included $1.6 million ($0.07 diluted earnings per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 37.7% for Fiscal 2009 compared to 77.4% for Fiscal 2008. The variance in the effective tax rate for Fiscal 2009 compared to Fiscal 2008 is primarily attributable to transaction costs incurred in the prior period that were deductible in the later period, as well as to issues related to the settlement of merger-related litigation. See Notes 11 and 15 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		%
	2009	2008	Change
	(dollars in thousands)
Net sales	$760,008	$713,366	6.5%
Earnings from operations	$49,050	$51,097	(4.0)%
Operating margin	6.5%	7.2%
Net sales from Journeys Group increased 6.5% to $760.0 million for Fiscal 2009 from $713.4 million for Fiscal 2008. The increase reflects primarily a 9% increase in average Journeys stores operated and a 1% increase in comparable store sales. The comparable store sales increase reflects a 1% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes reflecting changes in product mix. Total unit sales increased 7% during the same period. The store count for Journeys Group was 1,012 stores at the end of Fiscal 2009, including 141 Journeys Kidz stores and 55 Shi by Journeys stores, compared to 967 Journeys Group stores at the end of Fiscal 2008, including 115 Journeys Kidz stores and 47 Shi by Journeys stores.
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

Corporate, Interest Expenses and Other Charges
Corporate and other for Fiscal 2009 had income of $157.6 million compared to expenses of $64.3 million for Fiscal 2008. Corporate income in Fiscal 2009 included a $204.1 million gain from the settlement of merger-related litigation partially offset by $7.7 million in restructuring and other charges, primarily for retail store asset impairments, lease terminations and other legal matters offset by a gain on a lease termination transaction and $8.0 million in merger-related expenses. Corporate and other costs of sales for Fiscal 2009 included $0.2 million in excess markdowns related to lease terminations. Corporate expenses in Fiscal 2008 included $27.6 million in merger-related expenses and a $0.5 million gain from insurance proceeds relating to Hurricane Katrina. Corporate and other expenses for Fiscal 2008 also included $9.7 million of restructuring and other charges, primarily for asset impairments and lease terminations, offset by excise tax refunds and an antitrust settlement. Corporate and other cost of sales for Fiscal 2008 included $0.9 million in excess markdowns related to Underground Station Group lease terminations.
Interest expense decreased 23.3% from $12.0 million in Fiscal 2008 to $9.2 million in Fiscal 2009, due to the cash received from the merger-related litigation settlement and improved operating cash flow, which decreased average revolver borrowings from $65.9 million in Fiscal 2008 to $27.7 million in Fiscal 2009.
Interest income increased from $0.1 million in Fiscal 2008 to $0.3 million in Fiscal 2009, due to the increase in average short-term investments as a result of the proceeds from the settlement of merger-related litigation.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 30,	Jan. 31,	Feb 2,
	2010	2009	2008
	(dollars in millions)
Cash and cash equivalents	$82.1	$17.7	$17.7
Working capital	$280.4	$259.1	$238.1
Long-term debt	$-0-	$113.7	$147.3
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $142.1 million in Fiscal 2010 compared to $179.1 million in Fiscal 2009. The $37.0 million decrease in cash flow from operating activities from last year reflects primarily the receipt of $175.0 million of cash proceeds of the merger-related litigation settlement in Fiscal 2009, offset by an increase in cash flow from changes in inventory, accounts payable, other accrued liabilities and prepaids and other current assets of $27.4 million, $19.5 million, $19.4 million and $16.2 million, respectively. The $27.4 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth, especially in the Johnston & Murphy Group. The $19.5 million increase in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory in the prior year, and payment terms negotiated with individual vendors. The $19.4 million increase in cash flow from other accrued liabilities reflected Fiscal 2009 reduction in accrued professional fees related to the terminated merger agreement and reduction in income taxes plus a Fiscal 2010 additional accrual related to environmental insurance. The $16.2 million increase in cash flow from prepaids and other current assets was due to decreased prepaid income taxes compared to Fiscal 2009.
The $24.0 million decrease in inventories at January 30, 2010 from January 31, 2009 levels reflects a decrease in inventory, primarily wholesale, due to efforts to align inventory growth with sales growth and increased wholesale inventory last year due to timing of Chinese New Year.
Accounts receivable at January 30, 2010 increased $2.3 million compared to January 31, 2009, due primarily to increased wholesale sales in the fourth quarter of Fiscal 2010 which includes sales of the newly acquired Great Plains Sports team dealer business and slower overall accounts receivable turn.
Cash provided by operating activities was $179.1 million in Fiscal 2009 compared to $23.9 million in Fiscal 2008. The $155.2 million increase in cash flow from operating activities from Fiscal 2008 reflects primarily the receipt of $175.0 million of cash proceeds of the merger-related litigation settlement and changes in inventory of $36.2 million, offset by a decrease in cash flow from changes in other accrued liabilities, prepaids and other current assets and accounts payable of $16.8 million, $10.9 million and $7.6 million, respectively. The $36.2 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth. The $16.8 million decrease in cash flow from other accrued liabilities was due to a reduction in accrued professional fees related to the terminated merger agreement and a reduction in accrued income taxes due to the Company being in a prepaid income tax position at the end of the year, offset by increased bonus accruals. The $10.9 million decrease in cash flow from prepaids and other current assets was due to increased prepaid income taxes. The $7.6 million decrease in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory, and payment terms negotiated with individual vendors.
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

Cash provided (used) due to changes in accounts payable and accrued liabilities are as follows:

	Fiscal Year Ended
	2010	2009	2008
	(in thousands)
Accounts payable	$11,441	$(8,071)	$(430)
Accrued liabilities	1,661	(17,694)	(923)

	$13,102	$(25,765)	$(1,353)

The fluctuations in cash provided (used) due to changes in accounts payable for Fiscal 2010 from Fiscal 2009 and for Fiscal 2009 from Fiscal 2008 are due to changes in buying patterns, including actions taken to reduce inventory in the prior year, and payment terms negotiated with individual vendors. The change in cash provided (used) due to changes in accrued liabilities for Fiscal 2010 from Fiscal 2009 was due primarily to Fiscal 2009 reduction in accrued professional fees related to the terminated merger agreement and reduction in income taxes plus a Fiscal 2010 additional accrual related to environmental insurance, and the change in accrued liabilities for Fiscal 2009 from Fiscal 2008 was due primarily to a reduction in accrued professional fees and expenses related to the terminated merger agreement and a reduction in accrued taxes due to the Company being in a prepaid tax position, offset by higher bonus accruals.
The Company has a revolving credit facility (the “Credit Facility”) entered into on December 1, 2006, in the aggregate principal amount of $200.0 million, with a $20.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit, and has a five-year term. Revolving credit borrowings averaged $15.4 million during Fiscal 2010 and $27.7 million during Fiscal 2009, as cash generated from operations primarily funded seasonal working capital requirements and capital expenditures for Fiscal 2010.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 30, 2010.

	Payments Due by Period
(in thousands)					More
Contractual Obligations		Less than 1	1-3	3-5	than 5
	Total	year	years	years	years
Capital Lease Obligations	$141	$99	$26	$3	$13
Operating Lease Obligations	976,812	167,739	298,572	246,174	264,327
Purchase Obligations(1)	290,324	290,324	-0-	-0-	-0-
Other Long-Term Liabilities	1,514	198	397	369	550

Total Contractual Obligations(2)	$1,268,791	$458,360	$298,995	$246,546	$264,890

	Amount of Commitment Expiration Per Period
(in thousands)					More
Commercial Commitments	Total Amounts	Less than 1	1-3	3-5	than 5
	Committed	year	years	years	years
Letters of Credit	$10,995	$10,995	$-0-	$-0-	$-0-

Total Commercial Commitments	$10,995	$10,995	$-0-	$-0-	$-0-

(1)	Open purchase orders for inventory.

(2)	Excludes unrecognized tax benefits of $17.2 million due to their uncertain nature in timing of payments.
Capital Expenditures
Capital expenditures were $33.8 million, $49.4 million and $80.7 million for Fiscal 2010, 2009 and 2008, respectively. The $15.6 million decrease in Fiscal 2010 capital expenditures as compared to Fiscal 2009 resulted primarily from the decrease in retail store capital expenditures due to 61 new store openings in Fiscal 2010, excluding 38 acquired stores, compared to 102 new store openings in Fiscal 2009 and a lower amount of full major renovations. The $31.3 million decrease in Fiscal 2009 capital expenditures as compared to Fiscal 2008 resulted primarily from the decrease in retail store capital expenditures due to 102 new store openings in Fiscal 2009 compared to 229 new store openings in Fiscal 2008.
Total capital expenditures in Fiscal 2011 are expected to be approximately $45.0 million. These include retail capital expenditures of approximately $33.2 million to open approximately 12 Journeys stores, three Journeys Kidz stores, nine Johnston & Murphy shops and factory stores and 45 Hat World Group stores including 15 stores in Canada and five Sports Fan-Attic stores and to complete approximately 171 major store renovations. Due to current economic conditions, the Company intends to be more selective with respect to new store locations. The Company will continue to open stores at a slower pace in 2011. The planned amount of capital expenditures in Fiscal 2011 for wholesale operations and other purposes is approximately $11.8 million, including approximately $6.2 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company may borrow under its Credit Facility from time to time to support seasonal working capital requirements during Fiscal 2011. The approximately $9.4 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the Credit Facility during Fiscal 2011.
There were $11.0 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at January 30, 2010. Net availability under the facility was $180.0 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $180.0 million at January 30, 2010. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at January 30, 2010.
The Credit Facility prohibits the payment of dividends and other restricted payments (including stock repurchases) unless after such dividend or restricted payment (i) availability is between $30.0 million and $50.0 million, the fixed charge coverage is greater than 1.0 to 1.0 or (ii) availability under the credit facility exceeds $50.0 million. The Company’s management does not expect availability under the Credit Facility to fall below $50.0 million during Fiscal 2011.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $198,000.
Common Stock Repurchases
In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of the merger-related litigation with The Finish Line and UBS. See Notes 3 and 15 to the Consolidated Financial Statements. The Company did not repurchase any shares during Fiscal 2008. The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010. In total, the Company has repurchased 12.2 million shares at a cost of $196.3 million from all authorizations as of January 30, 2010. In February 2010, the board increased the total repurchase authorization to $35.0 million.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2010, $9.4 million reflected in Fiscal 2009 and $2.9 million reflected in Fiscal 2008. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company — The Company does not have any outstanding debt as of January 30, 2010.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 30, 2010. As a result, the Company considers the interest rate market risk implicit in these investments at January 30, 2010 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At January 30, 2010, the Company had $0.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at January 30, 2010 was less than $0.1 million based on current spot rates. As of January 30, 2010, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable — The Company’s accounts receivable balance at January 30, 2010 is primarily concentrated in two of its wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 20% and no other customer accounted for more than 10% of the Company’s trade receivables balance as of January 30, 2010. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate and foreign currency rate exposure at January 30, 2010, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2011 would not be material.
New Accounting Principles
In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company adopted the Codification effective for its third quarter ended October 31, 2009, and accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In December 2008, the FASB updated the Compensation — Retirement Benefits Topic of the Codification to require more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009 (Fiscal 2010 for the Company). The Company adopted this updated guidance as of January 30, 2010 and it did not have a significant impact on its results of operations or financial position. See Note 12 to the Consolidated Financial Statements.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010 and our report dated March 31, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 31, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Notes 1 and 11 to the consolidated financial statements, in fiscal 2008 the Company changed its method of accounting for income tax contingencies. As discussed in Note 2, the Company adopted the update to the Debt Topic, specifically Debt with Conversion and Other Options, as of February 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 31, 2010

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

As of Fiscal Year End
Assets	2010	2009

Current Assets
Cash and cash equivalents	$82,148	$17,672
Accounts receivable, net of allowances of $3,232 at January 30, 2010 and $3,052 at January 31, 2009	27,217	23,744
Inventories	290,974	306,078
Deferred income taxes	17,314	15,083
Prepaids and other current assets	32,419	35,542

Total current assets	450,072	398,119

Property and equipment:
Land	4,863	4,863
Buildings and building equipment	17,992	17,990
Computer hardware, software and equipment	86,239	79,255
Furniture and fixtures	101,923	99,954
Construction in progress	3,196	7,044
Improvements to leased property	277,624	274,613

Property and equipment, at cost	491,837	483,719
Accumulated depreciation	(275,544)	(244,038)

Property and equipment, net	216,293	239,681

Deferred income taxes	13,545	5,302
Goodwill	118,995	111,680
Trademarks	52,799	51,455
Other intangibles, net of accumulated amortization of $8,795 at January 30, 2010 and $7,956 at January 31, 2009	3,670	2,376
Other noncurrent assets	8,278	7,450

Total Assets	$863,652	$816,063

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

As of Fiscal Year End
Liabilities and Shareholders’ Equity	2010	2009

Current Liabilities
Accounts payable	$92,699	$73,143
Accrued employee compensation	15,043	15,780
Accrued other taxes	11,570	11,254
Accrued income taxes	-0-	634
Other accrued liabilities	40,979	28,727
Provision for discontinued operations	9,366	9,444

Total current liabilities	169,657	138,982

Long-term debt	-0-	113,735
Pension liability	20,402	25,968
Deferred rent and other long-term liabilities	85,232	81,499
Provision for discontinued operations	6,048	6,124

Total liabilities	281,339	366,308

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,220	5,203
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding: January 30, 2010 — 24,562,693/24,074,229 January 31, 2009 — 19,731,979/19,243,515	24,563	19,732
Additional paid-in capital	146,981	49,780
Retained earnings	452,210	423,595
Accumulated other comprehensive loss	(28,804)	(30,698)
Treasury shares, at cost	(17,857)	(17,857)

Total shareholders’ equity	582,313	449,755

Total Liabilities and Shareholders’ Equity	$863,652	$816,063

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2010	2009	2008

Net sales	$1,574,352	$1,551,562	$1,502,119
Cost of sales	778,482	771,580	750,904
Selling and administrative expenses	722,087	716,931	699,692
Gain from settlement of merger-related litigation	-0-	(204,075)	-0-
Restructuring and other, net	13,361	7,500	9,702

Earnings from operations	60,422	259,626	41,821

Loss on early retirement of debt	5,518	-0-	-0-
Interest expense, net:
Interest expense	4,430	9,234	12,045
Interest income	(14)	(322)	(144)

Total interest expense, net	4,416	8,912	11,901

Earnings from continuing operations before income taxes	50,488	250,714	29,920
Income tax expense	21,402	94,495	23,146

Earnings from continuing operations	29,086	156,219	6,774
Provision for discontinued operations, net	(273)	(5,463)	(1,603)

Net Earnings	$28,813	$150,756	$5,171

Basic earnings per common share:
Continuing operations	$1.35	$8.11	$.29
Discontinued operations	$(.02)	$(0.28)	$(.07)
Net earnings	$1.33	$7.83	$.22
Diluted earnings per common share:
Continuing operations	$1.31	$6.72	$.29
Discontinued operations	$(.01)	$(0.23)	$(.07)
Net earnings	$1.30	$6.49	$.22

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,813	$150,756	$5,171
Tax benefit of stock options exercised	-0-	(157)	(694)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47,033	46,757	45,114
Amortization of deferred note expense and debt discount	2,022	3,905	3,653
Loss on early retirement of debt	5,518	-0-	-0-
Receipt of Finish Line stock	-0-	(29,075)	-0-
Deferred income taxes	3,680	6,649	(13,784)
Provision for losses on accounts receivable	415	1,079	137
Impairment of long-lived assets	13,314	8,570	8,722
Share-based compensation and restricted stock	6,969	8,031	7,851
Provision for discontinued operations	452	9,006	2,633
Other	2,152	1,845	1,805
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(2,251)	2,156	(349)
Inventories	24,027	(3,330)	(39,511)
Prepaids and other current assets	3,154	(13,052)	(2,174)
Accounts payable	11,441	(8,071)	(430)
Other accrued liabilities	1,661	(17,694)	(923)
Other assets and liabilities	(6,304)	11,728	6,722

Net cash provided by operating activities	142,096	179,103	23,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,825)	(49,420)	(80,662)
Acquisitions, net of cash acquired	(11,719)	(4,484)	(34)
Proceeds from sale of property and equipment	13	16	6

Net cash used in investing activities	(45,531)	(53,888)	(80,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,623)	(1,330)	-0-
Payments of capital leases	(181)	(184)	(210)
Borrowings under revolving credit facility	197,400	295,400	365,000
Payments on revolving credit facility	(229,700)	(332,100)	(319,000)
Tax benefit of stock options and restricted stock exercised	-0-	157	694
Shares repurchased	-0-	(90,903)	-0-
Change in overdraft balances	3,102	2,420	10,649
Dividends paid on non-redeemable preferred stock	(198)	(198)	(217)
Exercise of stock options and issue shares — Employee Stock Purchase Plan	499	1,492	795
Other	(388)	-0-	-0-

Net cash (used in) provided by financing activities	(32,089)	(125,246)	57,711

Net Increase (Decrease) in Cash and Cash Equivalents	64,476	(31)	964
Cash and cash equivalents at beginning of year	17,672	17,703	16,739

Cash and cash equivalents at end of year	$82,148	$17,672	$17,703

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,596	$5,493	$8,107
Income taxes	13,386	91,833	37,560
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable	Additional			Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance February 3, 2007 (as adjusted, see Note 2)	$6,602	$23,230	$119,506	$301,487	$(21,327)	$(17,857)		$411,641

Cumulative effect of change in accounting principle (see Note 11)	-0-	-0-	-0-	(4,260)	-0-	-0-	$-0-	(4,260)
Net earnings	-0-	-0-	-0-	5,171	-0-	-0-	5,171	5,171
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(217)	-0-	-0-	-0-	(217)
Exercise of stock options	-0-	33	551	-0-	-0-	-0-	-0-	584
Issue shares — Employee Stock Purchase Plan	-0-	5	206	-0-	-0-	-0-	-0-	211
Employee and non-employee restricted stock	-0-	-0-	4,621	-0-	-0-	-0-	-0-	4,621
Share-based compensation	-0-	-0-	3,230	-0-	-0-	-0-	-0-	3,230
Restricted shares withheld for taxes	-0-	(19)	(887)	-0-	-0-	-0-	-0-	(906)
Tax benefit of stock options exercised	-0-	-0-	694	-0-	-0-	-0-	-0-	694
Conversion of Series 3 preferred stock	(533)	11	522	-0-	-0-	-0-	-0-	-0-
Conversion of Series 4 preferred stock	(561)	9	552	-0-	-0-	-0-	-0-	-0-
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	37	-0-	37	37
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	4,131	-0-	4,131	4,131
Postretirement liability adjustment (net of tax of $0.4 million)	-0-	-0-	-0-	-0-	644	-0-	644	644
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	505	-0-	505	505
Other	(170)	16	184	-0-	-0-	-0-	-0-	30

Comprehensive income							$10,488

Balance February 2, 2008	5,338	23,285	129,179	302,181	(16,010)	(17,857)		426,116

Net earnings	-0-	-0-	-0-	150,756	-0-	-0-	$150,756	150,756
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	(1,145)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of Retirement Benefit Topic (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-

Comprehensive income							$136,068

Balance January 31, 2009	5,203	19,732	49,780	423,595	(30,698)	(17,857)		449,755

Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	400
Issue shares — Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	1

Comprehensive income							$30,707

Balance January 30, 2010	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)		$582,313

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies

Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at January 30, 2010 of 2,276 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Locker Room and Sports Fan-Attic retail footwear, headwear and licensed sports apparel and accessory stores. In November 2008, the Company acquired Impact Sports and in September 2009, the Company acquired Great Plains Sports, both dealers of branded athletic and team products for college and high school teams, as part of the Hat World Group. In November 2009, the Company acquired Sports Fan-Attic, a retailer of licensed sports headwear, apparel, accessories and novelties, with 37 stores, as part of the Hat World Group.
Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2010 was a 52-week year with 364 days, Fiscal 2009 was a 52-week year with 364 days and Fiscal 2008 was a 52-week year with 364 days. Fiscal 2010 ended on January 30, 2010, Fiscal 2009 ended on January 31, 2009 and Fiscal 2008 ended on February 2, 2008.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. In the Fiscal 2009 and 2008 Consolidated Statements of Operations, bank fees totaling approximately $3.6 million and $3.3 million, respectively, were reclassified from interest expense to selling, general and administrative expenses.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 15. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2010, $9.4 million reflected in Fiscal 2009 and $2.9 million reflected in Fiscal 2008. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations (see Note 5). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the FASB Accounting Standards Codification. This methodology was adopted by the Company as of February 4, 2007, and requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
     Postretirement Benefits Plan Accounting
Full-time employees who had 1,000 hours of service in calendar year 2004, except employees in the Hat World Segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

As required by the Compensation — Retirement Benefits Topic of the FASB Accounting Standards Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. The Company is required to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change as of January 31, 2009. The Company was required to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision had no effect on the Company’s Consolidated Statements of Operations for Fiscal 2009 or any prior period presented.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

     Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification. For Fiscal 2010, 2009 and 2008, share-based compensation expense was $0.5 million, $1.7 million and $3.2 million, respectively. For Fiscal 2010, 2009 and 2008, restricted stock expense was $6.5 million, $6.3 million and $4.6 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Included in cash and cash equivalents at January 30, 2010 and January 31, 2009 are cash equivalents of $62.7 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The Company’s $62.7 million of cash equivalents was invested in a U.S. government money market fund which invests exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. Uninsured cash balances were $6.3 million as of January 30, 2010. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At January 30, 2010 and January 31, 2009 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $31.9 million and $28.8 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 20% of the Company’s trade receivables balance and no other customer accounted for more than 10% of the Company’s trade receivables balance as of January 30, 2010.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004, Hat Shack, Inc. in January 2007, Impact Sports in November 2008, Great Plains Sports in September 2009 and Sports Fan-Attic in November 2009. The Consolidated Balance Sheets include goodwill for the Hat World Group of $119.0 million at January 30, 2010 and $111.7 million at January 31, 2009, respectively. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 30, 2010 and January 31, 2009 are:

Fair Values

	January 30,		January 31,
In thousands	2010		2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Fixed Rate Long-term Debt	$-0-	$-0-	$86,220	$77,518
Revolver Borrowings	-0-	-0-	32,300	29,186
Carrying amounts reported on the Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of the Company’s long-term debt in Fiscal 2009 was based on a valuation using the Discounted Cash Flow method.

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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $4.8 million, $4.2 million and $3.8 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.7 million, $0.5 million and $0.3 million for Fiscal 2010, 2009 and 2008, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $7.9 million and $7.5 million at January 30, 2010 and January 31, 2009, respectively.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Shipping and Handling Costs
Shipping and handling costs related to inventory purchased from suppliers are included in the cost of inventory and are charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses.
Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Consolidated Statements of Operations.
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Operations, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $33.8 million, $34.8 million and $33.7 million for Fiscal 2010, 2009 and 2008, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the FASB Accounting Standards Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.3 million and $1.2 million at January 30, 2010 and January 31, 2009, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $2.8 million, $2.6 million and $3.3 million for Fiscal 2010, 2009 and 2008, respectively. During Fiscal 2010, 2009 and 2008, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.6 million, $4.0 million and $4.3 million for Fiscal 2010, 2009 and 2008, respectively. During Fiscal 2010, 2009 and 2008, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
The Comprehensive Income Topic of the FASB Accounting Standards Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 30, 2010 consisted of $28.9 million of cumulative pension liability adjustments, net of tax, a cumulative net loss of $0.2 million on foreign currency forward contracts, net of tax, offset by a foreign currency translation adjustment of $0.3 million.
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
The notional amount of such contracts outstanding at January 30, 2010 was $0.6 million. There were no contracts outstanding at January 31, 2009. Forward exchange contracts have an average remaining term of approximately six months. The loss based on spot rates under these contracts at January 30, 2010 was less than $0.1 million. For the year ended January 30, 2010, the Company recorded an unrealized loss on foreign currency forward contracts of $0.3 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Principles
In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company adopted the Codification effective for its third quarter ended October 31, 2009, and accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In December 2008, the FASB updated the Compensation — Retirement Benefits Topic of the Codification to require more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009 (Fiscal 2010 for the Company). The Company adopted this updated guidance as of January 30, 2010 and it did not have a significant impact on its results of operations or financial position (see Note 12).
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures

In May 2008, the FASB updated the Debt Topic, specifically Debt with Conversion and Other Options, of the Codification to require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted this update to the Codification as of February 1, 2009. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
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
The retroactive application of this update to the Codification resulted in the recognition of additional pretax non-cash interest expense for Fiscal 2009 and Fiscal 2008 of $3.1 million and $2.8 million, respectively and a change to February 3, 2007 retained earnings balance of $5.1 million.
The following table sets forth the effect of the retrospective application of this update to the Codification on certain previously reported line items:

	Twelve Months Ended			Twelve Months Ended
	January 31, 2009			February 2, 2008
	As Previously		As	As Previously		As
In thousands	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted

Consolidated Statement of Operations:

Interest expense*	$6,166	$3,068	$9,234	$9,230	$2,815	$12,045
Income taxes	95,683	(1,188)	94,495	24,247	(1,101)	23,146
Net earnings	152,636	(1,880)	150,756	6,885	(1,714)	5,171

Diluted earnings per common share:
Continuing operations	$6.72	$.00	$6.72	$0.36	$(0.07)	$0.29
Net earnings	$6.49	$.00	$6.49	$0.29	$(0.07)	$0.22

*   Previously reported interest expense for Fiscal 2009 and 2008 was adjusted for bank fees reclassed of $3,566 and $3,340, respectively. See Note 1.

	January 31, 2009
	As Previously		As
In thousands	Reported	Adjustment	Adjusted

Consolidated Balance Sheets:

Noncurrent deferred income taxes	$7,132	$(1,830)	$5,302
Other noncurrent assets	7,584	(134)	7,450
Total Assets	818,027	(1,964)	816,063

Long-term debt	118,520	(4,785)	113,735
Total Liabilities	371,093	(4,785)	366,308

Additional paid-in capital	38,230	11,550	49,780
Retained earnings	432,324	(8,729)	423,595
Total Shareholders’ Equity	446,934	2,821	449,755
Total Liabilities and Shareholders’ Equity	818,027	(1,964)	816,063

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Change in Method of Accounting for Convertible Subordinated Debentures, Continued

The amount of interest expense recognized and the effective interest rate for the Company’s convertible debentures were as follows:

	Twelve Months Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Contractual coupon interest	$1,543	$3,557	$3,557
Amortization of discount on convertible debentures	1,465	3,164	2,911

Interest expense	$3,008	$6,721	$6,468

Effective interest rate	8.5%	8.5%	8.5%

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4
Acquisitions and Intangible Assets

Sports Fan-Attic Acquisition
In the fourth quarter of Fiscal 2010, the Company’s Hat World subsidiary acquired the assets of Sports Fan-Attic, a retailer of licensed sports headwear, apparel, accessories and novelties, with 37 stores in seven states as of January 30, 2010, for a preliminary purchase price of $13.9 million plus assumed debt of $1.6 million with $4.5 million of that amount withheld until satisfaction of certain closing contingencies. Subsequently, in February 2010, $3.0 million of the $4.5 million was paid. The Company allocated $6.2 million of the purchase price to goodwill. Finite-lived intangibles include $1.4 million for trademarks, a $0.4 million asset and a $1.1 million liability to reflect the adjustment of acquired leases to market and $0.1 million for a non-compete agreement. The weighted average amortization period for the asset to adjust acquired leases to market is 4.7 years. The goodwill related to Sports Fan-Attic is deductible for tax purposes.
Great Plains Sports Acquisition
In the third quarter of Fiscal 2010, the Impact Sports division of Hat World acquired the assets of Great Plains Sports of St. Paul, Minnesota, for a preliminary purchase price of $2.9 million plus assumed debt of $1.1 million with $0.6 million withheld until satisfaction of certain closing contingencies. Great Plains Sports is a dealer of branded athletic and team products for colleges, high schools, corporations and youth organizations and also operates a sporting goods store in St. Paul, Minnesota. The Company allocated $1.1 million of the purchase price to goodwill. Finite-Lived intangibles include $1.5 million for a customer list and $0.1 million for non-compete agreements. The goodwill related to Great Plains Sports is deductible for tax purposes.
Impact Sports Acquisition
In the fourth quarter of Fiscal 2009, Hat World acquired the assets of Impact Sports, a dealer of branded athletic and team products for college and high school teams, for a purchase price of $5.1 million plus assumed debt of $1.3 million funded from borrowings under the Credit Facility. The Company allocated $4.0 million of the purchase price to goodwill. Finite-lived intangibles include $1.0 million for customer relationships and $0.2 million for non-compete agreements. The goodwill related to Impact Sports is deductible for tax purposes.
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements		Total
	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,	Jan. 30,	Jan. 31,
(In Thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Gross other intangibles	9,267	8,847	2,790	1,290	408	195	12,465	10,332
Accumulated amortization	(8,074)	(7,590)	(461)	(309)	(260)	(57)	(8,795)	(7,956)

Net Other Intangibles	1,193	1,257	2,329	981	148	138	3,670	2,376

The amortization of intangibles was $0.9 million, $0.8 million and $1.3 million for Fiscal 2010, 2009 and 2008, respectively. The amortization of intangibles will be $1.1 million, $0.9 million, $0.8 million, $0.7 million and $0.6 million for Fiscal 2011, 2012, 2013, 2014 and 2015, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Restructuring and Other Charges and Discontinued Operations

Restructuring and Other Charges
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in restructuring and other, net in the accompanying Consolidated Statements of Operations.
The Company recorded a pretax charge to earnings of $13.5 million in Fiscal 2010. The charge reflected in restructuring and other, net included $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in the charge was $0.1 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
The Company recorded a total pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
The Company recorded a total pretax charge to earnings of $10.6 million in Fiscal 2008. The charge reflected in restructuring and other, net included $8.7 million of charges for retail store asset impairments and $1.5 million for lease terminations, offset by $0.5 million in excise tax refunds and an antitrust settlement. Also included in the charge was $0.9 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5
Restructuring and Other Charges and Discontinued Operations, Continued

Discontinued Operations
For the year ended January 30, 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations (see Note 15).
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

Accrued Provision for Discontinued Operations
Facility
Shutdown
In thousands	Costs

Balance February 2, 2008	$7,494
Additional provision Fiscal 2009	9,006
Charges and adjustments, net	(932)

Balance January 31, 2009	15,568
Additional provision Fiscal 2010	452
Charges and adjustments, net	(606)

Balance January 30, 2010*	15,414
Current provision for discontinued operations	9,366

Total Noncurrent Provision for Discontinued Operations	$6,048

*	Includes a $15.9 million environmental provision, including $9.9 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Inventories

	January 30,	January 31,
In thousands	2010	2009

Raw materials	$5,415	$2,059
Wholesale finished goods	22,383	44,155
Retail merchandise	263,176	259,864

Total Inventories	$290,974	$306,078

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 7
Fair Value, Continued

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 30, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of May 2, 2009	$1,114	$—	$—	$1,114	$4,467
Measured as of August 1, 2009	$1,430	$—	$—	$1,430	$3,372
Measured as of October 31, 2009	$1,275	$—	$—	$1,275	$2,594
Measured as of January 30, 2010	$1,227	$—	$—	$1,227	$2,879
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $13.3 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the twelve months ended January 30, 2010. These charges are reflected in restructuring and other, net on the Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at January 30, 2010. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Long-Term Debt

In thousands	2010	2009

4 1/8% convertible subordinated debentures due June 2023	$-0-	$86,220
Debt discount on 4 1/8% convertible subordinated debentures	-0-	(4,785)
Revolver borrowings	-0-	32,300

Total long-term debt	-0-	113,735
Current portion	-0-	-0-

Total Noncurrent Portion of Long-Term Debt*	$-0-	$113,735

*	The Company adopted the provisions of the FASB’s Debt with Conversion and Other Options Sub-Topic of the Codification for its Debentures as of February 1, 2009. The impact of the adoption is discussed in more detail in Note 2.
Long-term debt maturing during each of the next five years ending January is zero for each year.
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
The Company did not have any revolver borrowings outstanding under the Credit Facility at January 30, 2010. The Company had outstanding letters of credit of $11.0 million under the facility at January 30, 2010. These letters of credit support product purchases and lease and insurance indemnifications.

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
The initial applicable margin for base rate loans was 0.00%, and the initial applicable margin for LIBOR loans was 1.00%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. As of January 30, 2010, the margin for LIBOR loans was 1.00%. The term “Excess Availability” means, as of any given date, the excess (if any) of the Borrowing Base over the outstanding credit extensions under the Credit Facility.
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
Certain Covenants
The Company is not required to comply with any financial covenants unless Adjusted Excess Availability is less than 10% of the total commitments under the Credit Facility (currently $20.0 million). The term “Adjusted Excess Availability” means, as of any given date, the excess (if any) of (a) the lesser of the total commitments under the Credit Facility and the Borrowing Base over (b) the outstanding credit extensions under the Credit Facility. If and during such time as Adjusted Excess Availability is less than such amount, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.00 to 1.00. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at January 30, 2010.
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
Notes to Consolidated Financial Statements
Note 8
Long-Term Debt, Continued

4 1/8% Convertible Subordinated Debentures due 2023:
On June 24, 2003 and June 26, 2003, the Company issued a total of $86.3 million of 4 1/8% Convertible Subordinated Debentures (the “Debentures”) due June 15, 2023. The Debentures were convertible at the option of the holders into shares of the Company’s common stock, par value $1.00 per share: (1) in any quarter in which the price of its common stock issuable upon conversion of a Debenture reached 120% or more of the conversion price ($24.07 or more) for 10 of the last 30 trading days of the immediately preceding fiscal quarter, (2) if specified corporate transactions occurred or (3) if the trading price for the Debentures fell below certain thresholds. Upon conversion, the Company would have the right to deliver, in lieu of its common stock, cash or a combination of cash and shares of its common stock. Subject to the above conditions, each $1,000 principal amount of Debentures was convertible into 49.8462 shares (equivalent to a conversion price of $20.06 per share of common stock) subject to adjustment. There were $30,000 of debentures converted to 1,356 shares of common stock during Fiscal 2008.
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. During the fourth quarter of Fiscal 2010, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million to induce conversion. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million in Fiscal 2010, reflected on the Consolidated Statements of Operations. After the exchanges and conversions there was zero aggregate principal amount of Debentures outstanding.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Long-Term Debt, Continued

The Company paid cash interest on the debentures at an annual rate of 4.125% of the principal amount at issuance, payable on June 15 and December 15 of each year, commencing on December 15, 2003. The Company was required to pay contingent interest (in the amounts set forth in the Debentures) to holders of the Debentures during any six-month period from and including an interest payment date to, but excluding, the next interest payment date, commencing with the six-month period ending December 15, 2008, if the average trading price of the Debentures for the five consecutive trading day measurement period immediately preceding the applicable six-month period equaled 120% or more of the principal amount of the Debentures. This contingency was satisfied during the six-month period ended December 15, 2008. As a result, the Company paid $0.1 million in contingent interest on December 15, 2008. No contingent interest was paid with the June 15, 2009 interest payment.
Deferred financing costs of $2.9 million relating to the issuance were initially capitalized and being amortized over seven years. As a result of adoption of the FASB’s Debt with Conversion and Other Options Sub-Topic of the Codification, $0.7 million was reclassified from deferred note expense to additional paid-in capital. Due to the exchanges and conversions, deferred financing costs of $0.3 million were written off and included in loss on early retirement of debt in the Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Commitments Under Long-Term Leases

Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2024. The store leases typically have initial terms of between 5 and 10 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 2% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2010	2009	2008

Minimum rentals	$159,553	$156,241	$145,763
Contingent rentals	4,780	3,722	4,221
Sublease rentals	(652)	(763)	(806)

Total Rental Expense	$163,681	$159,200	$149,178

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2011	$167,739
2012	156,424
2013	142,148
2014	129,605
2015	116,569
Later years	264,327

Total Minimum Rental Commitments	$976,812

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.1 million and $24.6 million for Fiscal 2010 and 2009, respectively, and deferred rent of $31.1 million and $29.0 million for Fiscal 2010 and 2009, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Shareholders’ Equity

Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2010	2009	2008	2010	2009	2008	Ratio		Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		33,497	33,538	33,658	$1,340	$1,342	$1,346	.83		1
$4.75 Series 3	40,449		12,326	12,326	12,326	1,233	1,233	1,233	2.11		2
$4.75 Series 4	53,764		3,579	3,579	3,579	358	358	358	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,067	30,017	30,017	902	900	900			1

			79,469	79,460	79,580	3,833	3,833	3,837
Employees’ Subordinated
Convertible Preferred	5,000,000		50,350	50,079	54,825	1,510	1,502	1,645	1.00	***	1

Stated Value of Issued Shares						5,343	5,335	5,482
Employees’ Preferred Stock Purchase Accounts						(123)	(132)	(144)

Total Non-Redeemable Preferred Stock						$5,220	$5,203	$5,338

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance February 3, 2007	$5,026	$1,750	$(174)	$6,602

Conversion of Series 3	(533)	-0-	-0-	(533)
Conversion of Series 4	(561)	-0-	-0-	(561)
Other	(95)	(105)	30	(170)

Balance February 2, 2008	3,837	1,645	(144)	5,338

Other	(4)	(143)	12	(135)

Balance January 31, 2009	3,833	1,502	(132)	5,203

Other	-0-	8	9	17

Balance January 30, 2010	$3,833	$1,510	$(123)	$5,220

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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 30, 2010 — 24,562,693 shares; January 31, 2009 —19,731,979 shares. There were 488,464 shares held in treasury at January 30, 2010 and January 31, 2009. Each outstanding share is entitled to one vote. At January 30, 2010, common shares were reserved as follows: 109,635 shares for conversion of preferred stock; 815,431 shares for the 1996 Stock Incentive Plan; 180,149 shares for the 2005 Stock Incentive Plan; 817,376 shares for the 2009 Stock Incentive Plan; and 322,848 shares for the Genesco Employee Stock Purchase Plan.
For the year ended January 30, 2010, 28,500 shares of common stock were issued for the exercise of stock options at an average weighted market price of $14.04, for a total of $0.4 million; 383,745 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,350 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $22.87, for a total of $0.1 million; 21,204 shares were issued to directors for no consideration; 65,299 shares were withheld for taxes on restricted stock vested in Fiscal 2010; 11,951 shares of restricted stock were forfeited in Fiscal 2010; 4,552,824 shares of common stock were issued in conversions of the Debentures; and 2,341 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 28,500 options exercised were all fixed stock options (see Note 14). In addition, the Company repurchased and retired 85,000 shares of common stock at an average weighted market price of $23.84 for a total of $2.0 million.

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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless after such dividend or restricted payment availability under the Credit Facility exceeds $50.0 million or if availability is between $30.0 million and $50.0 million, the Company’s fixed charge coverage must be greater than 1.0 to 1.0. The Company’s management does not believe its availability under the Credit Facility will fall below $50.0 million during Fiscal 2011.
Dividends declared for Fiscal 2010 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $198,000 in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Shareholders’ Equity, Continued

Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at February 3, 2007	23,230,458	92,906	58,328
Exercise of options	32,751	-0-	-0-
Issue restricted stock	3,547	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,813	-0-	-0-
Conversion of Series 3 preferred stock	11,251	(5,334)	-0-
Conversion of Series 4 preferred stock	8,519	(5,605)	-0-
Other	(6,598)	(2,387)	(3,503)

Issued at February 2, 2008	23,284,741	79,580	54,825
Exercise of options	82,868	-0-	-0-
Issue restricted stock	397,273	-0-	-0-
Issue shares — Employee Stock Purchase Plan	1,711	-0-	-0-
Shares repurchased	(4,000,000)	-0-	-0-
Other	(34,614)	(120)	(4,746)

Issued at January 31, 2009	19,731,979	79,460	50,079
Exercise of options	28,500	-0-	-0-
Issue restricted stock	404,949	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,350	-0-	-0-
Conversion of 4 1/8% Debentures	4,552,824	-0-	-0-
Shares repurchased	(85,000)	-0-	-0-
Other	(74,909)	9	271

Issued at January 30, 2010	24,562,693	79,469	50,350
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 30, 2010	24,074,229	79,469	50,350

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2010	2009	2008

Current
U.S. federal	$14,261	$73,781	$30,625
Foreign	1,680	1,837	1,351
State	1,781	12,228	4,954

Total Current Income Tax Expense	17,722	87,846	36,930

Deferred
U.S. federal	4,943	5,429	(11,655)
Foreign	-0-	324	(230)
State	(1,263)	896	(1,899)

Total Deferred Income Tax Expense (Benefit)	3,680	6,649	(13,784)

Total Income Tax Expense — Continuing Operations	$21,402	$94,495	$23,146

Discontinued operations were recorded net of income tax benefit of approximately ($0.2) million, ($3.5) million and $(1.0) million in Fiscal 2010, 2009 and 2008, respectively.
As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2010, 2009 and 2008, the Company realized an additional income tax (expense) benefit of approximately ($0.7) million, ($0.6) million and $0.7 million, respectively. These tax benefits (expenses) are reflected as an adjustment to either additional paid-in capital or deferred tax asset.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	January 30,	January 31,
In thousands	2010	2009

Identified intangibles	$(20,011)	$(20,317)
Prepaids	(2,386)	(2,329)
Convertible bonds	(3,011)	(11,879)

Total deferred tax liabilities	(25,408)	(34,525)

Options	2,027	1,972
Deferred rent	10,050	9,768
Pensions	6,434	8,595
Expense accruals	6,606	4,983
Uniform capitalization costs	6,804	4,901
Book over tax depreciation	5,444	7,909
Provisions for discontinued operations and restructurings	6,594	6,413
Inventory valuation	3,471	3,943
Tax net operating loss and credit carryforwards	752	141
Allowances for bad debts and notes	592	517
Deferred compensation and restricted stock	3,580	2,169
Other	3,913	3,599

Deferred tax assets	56,267	54,910

Net Deferred Tax Assets	$30,859	$20,385

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2010	2009

Net current asset	$17,314	$15,083
Net non-current asset	13,545	5,302

Net Deferred Tax Assets	$30,859	$20,385

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2010	2009	2008

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	1.05	3.47	6.40
Transaction costs	—	(3.68)	32.66
Bond costs	4.7	—	–
Permanent items	.75	3.28	2.20
Other	.89	(.37)	1.10

Effective Tax Rate	42.39%	37.70%	77.36%

The provision for income taxes resulted in an effective tax rate for continuing operations of 42.4% for Fiscal 2010, compared with an effective tax rate of 37.7% for Fiscal 2009. The increase in the effective tax rate for Fiscal 2010 was primarily attributable to the non-deductibility of certain items incurred in connection with the inducement of the conversion of the Debentures for common stock this year and by the deduction last year of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement. This was offset by an income tax liability on an increase in value of shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding income in the financial statements. In addition, last year’s effective rate was lower due to a $1.2 million reduction in tax liabilities from an agreement reached on a state income tax contingency.
As of January 30, 2010, January 31, 2009 and February 2, 2008, the Company had state net operating loss carryforwards of $0.4 million, $0 and $5.8 million, respectively, which expire in fiscal years 2015 through 2030.
As of January 30, 2010, January 31, 2009 and February 2, 2008, the Company had state tax credits of $0.1 million, $0.1 million and $0, respectively. These credits expire in fiscal year 2024.
As of January 30, 2010, January 31, 2009 and February 2, 2008, the Company had foreign tax credits of $0.4 million, $0.1 million and $0.7 million, respectively. These credits will expire in fiscal year 2020.
Management believes a valuation allowance is not necessary because it is more likely than not that the Company will ultimately utilize the credits and other deferred tax assets based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

As of January 30, 2010, the Company has not provided for withholding or United States federal income taxes on approximately $4.7 million of accumulated undistributed earnings of its foreign Canadian subsidiary as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $1.9 million deferred income taxes would have been provided.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The Company adopted this methodology as of February 4, 2007. As a result of the adoption, the Company recognized a $4.3 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the February 4, 2007 balance of retained earnings.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2010, 2009 and 2008.

In thousands	2010	2009	2008

Unrecognized Tax Benefit — Beginning of Period	$13,456	$4,899	$8,175
Gross Increases (Decreases) — Tax Positions in a Prior Period	4,306	(214)	(3,370)
Gross Increases — Tax Positions in a Current Period	327	10,229	414
Settlements	(445)	(1,184)	(247)
Lapse of Statutes of Limitations	(640)	(274)	(73)

Unrecognized Tax Benefit — End of Period	$17,004	$13,456	$4,899

In addition, the following information is required to be provided:
Unrecognized tax benefits were approximately $17.0 million, $13.5 million and $4.9 million as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The entire amount of unrecognized tax benefits as of January 30, 2010, January 31, 2009 and February 2, 2008 would impact the annual effective rate if recognized. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Income Taxes, Continued

•	The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company accrued interest and penalties of approximately $0.8 million and ($0.1) million, respectively, during Fiscal 2010, $0.2 million and ($0.3), respectively, during Fiscal 2009 and $0.5 million and $4,000, respectively, during Fiscal 2008. The Company recognized a liability for accrued interest and penalities of $2.3 million and $0.4 million, respectively, as of January 30, 2010 and $1.5 million and $0.5 million, respectively, as of January 31, 2009, included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

•	Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

•	The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With a few exceptions, the Company’s state and local income tax returns for fiscal years 2006 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years. The Company is currently under audit by the Internal Revenue Service for Fiscal 2005 through 2009, and has filed a statute waiver for Fiscal 2005.

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
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2010	2009	2010	2009

Benefit obligation at beginning of year	$99,436	$113,990	$3,078	$3,073
Service cost	250	250	120	134
Interest cost	6,562	6,318	170	163
Adjustment of measurement date*	-0-	(202)	-0-	18
Plan amendments	-0-	(22)	-0-	-0-
Plan participants’ contributions	-0-	-0-	99	123
Benefits paid	(9,319)	(9,224)	(267)	(324)
Actuarial loss or (gain)	12,842	(11,674)	26	(109)

Benefit Obligation at End of Year	$109,771	$99,436	$3,226	$3,078

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2010	2009	2010	2009

Fair value of plan assets at beginning of year	$73,468	$107,418	$-0-	$-0-
Actual gain (loss) on plan assets	21,220	(27,977)	-0-	-0-
Adjustment of measurement date*	-0-	(749)	-0-	-0-
Employer contributions	4,000	4,000	168	201
Plan participants’ contributions	-0-	-0-	99	123
Benefits paid	(9,319)	(9,224)	(267)	(324)

Fair Value of Plan Assets at End of Year	$89,369	$73,468	$-0-	$-0-

Funded Status at End of Year	$(20,402)	$(25,968)	$(3,226)	$(3,078)

*	The Company adopted the measurement date change required by the Compensation-Retirement Benefits Topic of the Codification as of January 31, 2009. This update to the Codification required the Company to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively, net of tax.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2010	2009	2010	2009

Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	(278)	(271)
Noncurrent liabilities	(20,402)	(25,968)	(2,948)	(2,807)

Net Amount Recognized	$(20,402)	$(25,968)	$(3,226)	$(3,078)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2010	2009	2010	2009

Prior service cost	$12	$16	$-0-	$-0-
Net loss	47,718	49,494	41	65

Total Recognized in Accumulated Other Comprehensive Loss	$47,730	$49,510	$41	$65

Pension Benefits	January 30,	January 31,
In thousands	2010	2009
Projected benefit obligation	$109,771	$99,436
Accumulated benefit obligation	109,771	99,436
Fair value of plan assets	89,369	73,468

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2010	2009	2008	2010	2009	2008

Service cost	$250	$250	$250	$120	$134	$123
Interest cost	6,562	6,318	6,451	170	163	159
Expected return on plan assets	(8,354)	(8,569)	(8,024)	-0-	-0-	-0-
Amortization:
Prior service cost	4	4	8	-0-	-0-	-0-
Losses	1,751	3,361	4,418	50	80	93

Net amortization	1,755	3,365	4,426	50	80	93

Net Periodic Benefit Cost	$213	$1,364	$3,103	$340	$377	$375

Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2010	2010

Net loss (gain)	$(24)	$(50)
Amortization of prior service (cost) credit	(4)	-0-
Amortization of net actuarial loss	(1,751)	26

Total Recognized in Other Comprehensive Income	$(1,779)	$(24)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(1,566)	$316

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.5 million and $4,000, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.625%	6.875%	5.50%	6.375%
Rate of compensation increase	NA	NA	—	—
For Fiscal 2010 and 2009, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2008, the discount rate was based on a hypothetical portfolio of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	6.875%	5.875%	5.75%	6.375%	5.875%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—
The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.875% to 5.625% from Fiscal 2009 to Fiscal 2010. The decrease in the rate increased the accumulated benefit obligation by $12.3 million and increased the projected benefit obligation by $12.3 million. The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 5.875% to 6.875% from Fiscal 2008 to Fiscal 2009. The increase in the rate decreased the accumulated benefit obligation by $10.0 million and decreased the projected benefit obligation by $10.0 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.
Assumed health care cost trend rates at December 31

	2010	2009
Health care cost trend rate assumed for next year	10%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2013

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$45	$36
Accumulated postretirement benefit obligation	$377	$314
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 30, 2010 and January 31, 2009, by asset category are as follows:

	Plan Assets
	January 30,	January 31,
	2010	2009
Asset Category
Equity securities	63%	58%
Debt securities	36%	41%
Other	1%	1%

Total	100%	100%

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
At January 30, 2010 and January 31, 2009, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.
The following table presents the pension plan assets by level within the fair value hierarchy as of January 30, 2010.

(In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
Common Stocks	$11,008	—	—	$11,008
Europacific Growth Fund	11,377	—	—	11,377
Davis New York Venture Fund	10,851	—	—	10,851
Harbor Capital Appreciation Fund	10,646	—	—	10,646
Harbor Small Cap Growth Fund	6,378	—	—	6,378
Veracity Small Cap Value Fund	6,299	—	—	6,299
Debt Securities:
Pimco Long Duration
Total Return Fund	24,083	—	—	24,083
Pimco Total Return Fund	8,135	—	—	8,135
Other:
Cash Equivalents	611	—	—	611
Other (includes receivables and payables)	(19)	—	—	(19)

Total Pension Plan Assets	$89,369	—	—	$89,369

Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in 2009 and no plan assets are projected to be returned to the Company in 2010.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Contributions
There was no ERISA cash requirement for the plan in 2009 and none is projected to be required in 2010. However, the Company’s current cash policy is to fund the cost of benefits accruing each year (the “normal cost”) plus an amortization of the unfunded accrued liability. The Company made a $4.0 million contribution in February 2010.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2010	$8.5	$0.3
2011	8.6	0.3
2012	8.4	0.3
2013	8.4	0.2
2014	8.4	0.2
2015 — 2019	40.2	1.1
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to change the formula for matching contributions. Beginning January 1, 2005, the Company will match 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company will make an additional contribution of 2 1/2% of salary to each employee’s account. Participants are vested immediately in the matching contribution of their accounts. The contribution expense to the Company for the matching program was approximately $3.2 million for Fiscal 2010, $3.1 million for Fiscal 2009 and $3.0 million for Fiscal 2008.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	January 30, 2010			January 31, 2009			February 2, 2008
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$29,086			$156,219			$6,774
Less: Preferred stock dividends	(198)			(198)			(217)

Basic EPS
Income available to common shareholders	28,888	21,471	$1.35	156,021	19,235	$8.11	6,557	22,441	$0.29

Effect of Dilutive Securities
Options		210			267			486
Convertible preferred stock(1)	-0-	-0-		153	59		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	1,911	1,768		4,393	4,298		-0-	-0-
Employees’ preferred stock(3)		51			52			57

Diluted EPS
Income available to common shareholders plus assumed conversions	$30,799	23,500	$1.31	$160,567	23,911	$6.72	$6,557	22,984	$0.29

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 4 for Fiscal 2010 and Fiscal 2008, Series 3 for Fiscal 2010 and Fiscal 2008 and Series 1 for Fiscal 2010 and Fiscal 2008. Therefore, conversion of Series 4, Series 3 and Series 1 convertible preferred stock is not reflected in diluted earnings per share for Fiscal 2010 and Fiscal 2008, because it would have been antidilutive. The amount of the dividend on Series 4, Series 3 and Series 1 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2009. Therefore, conversion of Series 4, Series 3 and Series 1 preferred shares were included in diluted earnings per share for Fiscal 2009. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913 and 25,949 and 5,423, respectively, as of January 30, 2010.

(2)	The amount of the interest on the convertible subordinated debentures for Fiscal 2008 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for Fiscal 2008 because it was antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Earnings Per Share, Continued

Options to purchase 12,000 shares of common stock at $32.65 per share, 12,000 shares of common stock at $23.97 per share, 60,752 shares of common stock at $23.54 per share, 325,982 shares of common stock at $24.90 per share, 71,428 shares of common stock at $36.40 per share, 1,945 shares of common stock at $40.05 per share, 103,474 shares of common stock at $38.14 per share, 951 shares of common stock at $37.41 per share and 2,351 shares of common stock at $42.82 per share were outstanding at the end of Fiscal 2010 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In June 2006, the board authorized an additional $20.0 million in stock repurchases. In August 2006, the board authorized an additional $30.0 million in stock repurchases. The Company did not repurchase any shares during Fiscal 2008. In March 2008, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 3 and 15). The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010, which was not paid at the end of Fiscal 2010 but included in other accrued liabilities on the Consolidated Balance Sheets. In total, the Company has repurchased 12.2 million shares at a cost of $196.3 million from all authorizations as of January 30, 2010. In February 2010, the board increased the total repurchase authorization to $35.0 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 30, 2010, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification.
Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2009 Equity Incentive Plan (the “2009 Plan”), effective as of June 24, 2009, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 1.2 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 1.0 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year.
For Fiscal 2010, 2009 and 2008, the Company recognized share-based compensation cost of $0.4 million, $1.7 million and $3.2 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. The Company did not capitalize any share-based compensation cost.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

The Compensation — Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.2 million and $0.7 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2009 and 2008, respectively.
The Company did not grant any shares of fixed stock options in Fiscal 2010 or 2009. The Company granted 2,351 shares of fixed stock options in Fiscal 2008. For Fiscal 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical term structures. The Company based the risk free rate on an interest rate for a bond with a maturity commensurate with the expected term estimate. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company does not currently pay a dividend. The following table shows the weighted average assumptions used to develop the fair value estimates for Fiscal 2008:

Fiscal Year
2008
Volatility	35.3%
Risk Free Rate	4.7%
Expected Term (years)	4.7
Dividend yield	0.0%

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

A summary of fixed stock option activity and changes for Fiscal 2010, 2009 and 2008 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)(1)
Outstanding, February 3, 2007	1,160,786	$23.25

Granted	2,351	42.82
Exercised	(32,751)	17.83
Forfeited	(712)	38.14

Outstanding, February 2, 2008	1,129,674	$23.44

Granted	-0-	—
Exercised	(82,868)	17.35
Forfeited	(3,047)	31.84

Outstanding, January 31, 2009	1,043,759	$23.90

Granted	-0-	—
Exercised	(28,500)	14.04
Forfeited	(19,679)	31.16

Outstanding, January 30, 2010	995,580	$24.04	4.27	$2,597

Exercisable, January 30, 2010	968,223	$23.64	4.20	$2,597

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2010, 2009 and 2008 was $0.4 million, $1.4 million and $0.9 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of January 30, 2010, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Fixed Stock Options	Shares	Fair Value
Nonvested at January 31, 2009	75,384	$16.29
Granted	-0-	—
Vested	(28,348)	15.50
Forfeited	(19,679)	17.25

Nonvested at January 30, 2010	27,357	$16.41

As of January 31, 2010 there were $0.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 0.7 years.
Cash received from option exercises under all share-based payment arrangements for Fiscal 2010, 2009 and 2008 was $0.4 million, $1.4 million and $0.6 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 and 2005 Plans permit the board of directors to grant restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected (“New Director Grants”). The outside director restricted stock so granted is to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were no shares issued in New Director Grants in Fiscal 2010, 2009 and 2008.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

In addition, the 2009 and 2005 Plans permit an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. There were no retainer shares issued in Fiscal 2010 or 2009. In Fiscal 2008, the Company issued 6,761 shares of Retainer Stock.
Also pursuant to the 2005 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2007, each outside director received restricted stock valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. Under the 2009 Plan, director stock awards were made during Fiscal 2010 on substantially the same terms as grants under the 2005 Plan. For Fiscal 2010 and 2009, the Company issued 21,204 shares and 18,792 shares, respectively, of director restricted stock. There were no shares of director restricted stock issued in Fiscal 2008.
For Fiscal 2010, 2009 and 2008, the Company recognized $0.4 million, $0.3 million and $0.6 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

Employee Restricted Stock
Under the 2009 Plan, the Company issued 383,745 shares of employee restricted stock in Fiscal 2010. Under the 2005 Plan, the Company issued 397,273 shares and 3,547 shares of employee restricted stock in Fiscal 2009 and 2008, respectively. Of the 383,745 shares issued in Fiscal 2010, 359,096 shares and the shares issued in Fiscal 2008 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The additional 24,649 shares issued in Fiscal 2010 and the shares issued in Fiscal 2009 vest one-third per year over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $6.2 million, $6.0 million and $4.0 million for Fiscal 2010, 2009 and 2008, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 30, 2010 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at February 3, 2007	361,797	$37.23

Granted	3,547	42.82
Vested	(51,720)	37.46
Withheld for federal taxes	(19,397)	37.47
Forfeited	(976)	38.14

Nonvested at February 2, 2008	293,251	37.23

Granted	397,273	20.79
Vested	(124,869)	36.84
Withheld for federal taxes	(52,969)	36.86
Forfeited	(4,353)	27.42

Nonvested at January 31, 2009	508,333	24.60

Granted	383,745	19.25
Vested	(138,714)	26.70
Withheld for federal taxes	(65,299)	26.32
Forfeited	(11,951)	25.97

Nonvested at January 30, 2010	676,114	$20.94

As of January 30, 2010 there were $10.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 2.4 years.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Share-Based Compensation Plans, Continued

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation — Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. No participant contributions were accepted by the Company under the Plan after September 28, 2007 as a result of the Finish Line merger agreement, which was terminated in March 2008. A new “short” plan year began April 1, 2008 and a normal plan year resumed on October 1, 2008. Under the Plan, the Company sold 4,350 shares, 1,711 shares and 4,813 shares to employees in Fiscal 2010, 2009 and 2008, respectively.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $123,000 and $132,000 at January 30, 2010 and January 31, 2009, respectively, and were secured at January 30, 2010, by 6,670 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

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
In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company’s Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether the EPA’s substantive allegations are accurate. The Company, together with other tannery PRPs, has entered into cost sharing agreements and Consent Decrees with the EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company’s share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company’s share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.

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
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $15.9 million as of January 30, 2010, $16.0 million as of January 31, 2009 and $7.8 million as of February 2, 2008. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2010, $9.4 million in Fiscal 2009 and $2.9 million in Fiscal 2008. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.

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
California Matters
On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. On May 5, 2009, the Company and the plaintiff’s counsel reached an agreement in principle to settle the lawsuit on a claims made basis. On January 21, 2010, the court granted preliminary approval of the settlement. The minimum payment by the Company pursuant to the agreement, which remains subject to final court approval, is $398,000; the maximum is $703,000.

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
Note 16
Business Segment Information

The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Hat World Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Lids Locker Room retail headwear stores and e-commerce operations, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Impact Sports and Great Plains Sports team dealer businesses acquired in November 2008 and September 2009, respectively; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.

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
Corporate assets include cash, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other including major litigation and the loss on early retirement of debt.

		Underground		Johnston
Fiscal 2010	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$749,202	$99,458	$465,878	$166,081	$93,291	$643	$1,574,553

Intercompany sales	-0-	-0-	(102)	(2)	(97)	-0-	(201)

Net sales to external customers	$749,202	$99,458	$465,776	$166,079	$93,194	$643	$1,574,352

Segment operating income (loss)	$44,285	$(4,584)	$44,039	$5,484	$12,372	$(27,813)	$73,783
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(13,361)	(13,361)

Earnings (loss) from operations	44,285	(4,584)	44,039	5,484	12,372	(41,174)	60,422
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,518)	(5,518)
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,430)	(4,430)
Interest income	-0-	-0-	-0-	-0-	-0-	14	14

Earnings (loss) from continuing operations before income taxes	$44,285	$(4,584)	$44,039	$5,484	$12,372	$(51,108)	$50,488

Total assets**	$246,000	$28,497	$333,634	$67,705	$27,293	$160,523	$863,652
Depreciation	23,839	2,669	14,303	3,891	174	2,157	47,033
Capital expenditures	14,664	158	13,959	3,633	64	1,347	33,825

*	Restructuring and other includes a $13.3 million charge for asset impairments, of which $9.5 million is in the Journeys Group, $2.1 million in the Hat World Group, $0.9 million in the Johnston & Murphy Group and $0.8 million in the Underground Station Group.

**	Total assets for Hat World Group include $119.0 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16
Business Segment Information, Continued

		Underground		Johnston
Fiscal 2009	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$760,008	$110,902	$405,446	$177,963	$96,656	$682	$1,551,657

Intercompany sales	-0-	-0-	-0-	-0-	(95)	-0-	(95)

Net sales to external customers	$760,008	$110,902	$405,446	$177,963	$96,561	$682	$1,551,562

Segment operating income (loss)	$49,050	$(5,660)	$36,670	$10,069	$11,925	$(39,003)	$63,051
Gain from settlement of merger-related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(7,500)	(7,500)

Earnings (loss) from operations	49,050	(5,660)	36,670	10,069	11,925	157,572	259,626
Interest expense	-0-	-0-	-0-	-0-	-0-	(9,234)	(9,234)
Interest income	-0-	-0-	-0-	-0-	-0-	322	322

Earnings (loss) from continuing operations before income taxes	$49,050	$(5,660)	$36,670	$10,069	$11,925	$148,660	$250,714

Total assets**	$270,043	$33,790	$306,904	$82,246	$32,070	$91,010	$816,063
Depreciation	23,417	3,336	13,828	3,634	188	2,354	46,757
Capital expenditures	23,437	295	15,705	6,985	300	2,698	49,420

*	Restructuring and other includes an $8.6 million charge for asset impairments, of which $3.8 million is in the Hat World Group, $3.4 million in the Journeys Group, $1.0 million in the Underground Station Group and $0.4 million in the Johnston & Murphy Group.

**	Total assets for Hat World Group include $111.7 million goodwill.

		Underground		Johnston
Fiscal 2008	Journeys	Station	Hat World	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$713,366	$124,002	$378,913	$192,487	$93,064	$645	$1,502,477

Intercompany sales	-0-	-0-	-0-	-0-	(358)	-0-	(358)

Net sales to external customers	$713,366	$124,002	$378,913	$192,487	$92,706	$645	$1,502,119

Segment operating income (loss)	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(54,634)	$51,523
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(9,702)	(9,702)

Earnings (loss) from operations	51,097	(7,710)	31,987	19,807	10,976	(64,336)	41,821
Interest expense	-0-	-0-	-0-	-0-	-0-	(12,045)	(12,045)
Interest income	-0-	-0-	-0-	-0-	-0-	144	144

Earnings (loss) from continuing operations before income taxes	$51,097	$(7,710)	$31,987	$19,807	$10,976	$(76,237)	$29,920

Total assets**	$278,959	$45,734	$299,820	$72,753	$26,055	$78,364	$801,685
Depreciation	21,222	4,017	13,277	3,421	153	3,024	45,114
Capital expenditures	42,124	1,701	27,121	6,607	1,115	1,994	80,662

*	Restructuring and other includes an $8.7 million charge for asset impairments, of which $4.7 million is in the Underground Station Group, $2.1 million in the Hat World Group, $1.7 million in the Journeys Group and $0.2 million in the Johnston & Murphy Group.

**	Total assets for Hat World Group include $107.6 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter			2nd Quarter			3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2010	2009		2010	2009		2010		2009		2010		2009		2010	2009

Net sales	$370,366	$356,935		$334,658	$353,138		$390,302		$389,767		$479,026		$451,722		$1,574,352	$1,551,562

Gross margin	189,222	181,395		169,945	181,324		200,166		197,914		236,537		219,349		795,870	779,982

Earnings (loss) from continuing operations before income taxes	(5,322) (1)	200,242	(3)	(3,835) (5)	1,770	(6)	17,403	(8)	13,010	(10)	42,242	(11)	35,692	(12)	50,488	250,714

Earnings (loss) from continuing operations	(5,603)	129,440		(2,663)	(5,391)		11,523		8,991		25,829		23,179		29,086	156,219

Net earnings (loss)	(5,762) (2)	129,347	(4)	(2,722)	(10,752	)(7)	11,443	(9)	8,966		25,854		23,195		28,813	150,756

Diluted earnings (loss) per common share:
Continuing operations	(.30)	5.14		(.12)	(.29)		.50		.43		1.08		1.05		1.31	6.72
Net earnings (loss)	(.31)	5.14		(.13)	(.58)		.50		.43		1.08		1.05		1.30	6.49

(1)	Includes a net restructuring and other charge of $5.0 million (see Note 5) and a $5.1 million loss on early retirement of debt (see Note 8).

(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 5).

(3)	Includes a net restructuring and other charge of $2.2 million (see Note 5), a $7.3 million charge for merger-related expenses and a gain from the settlement of merger-related litigation of $204.1 million (see Notes 3 and 15).

(4)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 5).

(5)	Includes a net restructuring and other charge of $3.3 million (see Note 5).

(6)	Includes a net restructuring and other charge of $3.3 million (see Note 5) and a $0.3 million charge for merger-related expenses (see Notes 3 and 15).

(7)	Includes a loss of $5.4 million, net of tax, from discontinued operations (see Note 5).

(8)	Includes a net restructuring and other charge of $2.6 million (see Note 5).

(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 5).

(10)	Includes a net restructuring and other charge of $2.3 million (see Note 5) and a $0.2 million charge for merger-related expenses (see Notes 3 and 15).

(11)	Includes a net restructuring and other charge of $2.5 million (see Note 5) and a $0.4 million loss on early retirement of debt (see Note 8).

(12)	Includes a net restructuring and other credit of $0.3 million (see Note 5) and a $0.2 million charge for merger-related expenses (see Notes 3 and 15).

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
Based on their evaluation as of January 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 30, 2010, the Company’s internal control over financial reporting is effective based on these criteria.
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
PART III
ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2010 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
The Company has a code of ethics (the “Code of Ethics”) that applies to all of its directors, officers (including its chief executive officer, chief financial officer and chief accounting officer) and employees. The Company has made the Code of Ethics available and intends to post any legally required amendments to, or waivers of, such Code of Ethics on its website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.
ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2010 to be filed with the Securities and Exchange Commission.
ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2010 to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 30, 2010 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)		(c)
	Number of	(b)	Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)

Equity compensation plans approved by security holders	995,580	$24.04	1,140,224

Equity compensation plans not approved by security holders	—	—	—

Total	995,580	$24.04	1,140,224

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Share-Based Compensation and Note 14 Share-Based Compensation Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2010 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2010 to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 30, 2010 and January 31, 2009
Consolidated Statements of Operations, each of the three fiscal years ended 2010, 2009 and 2008
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity, each of the three fiscal years ended 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Financial Statement Schedules
II — Valuation and Qualifying Accounts, each of the three fiscal years ended 2010, 2009 and 2008
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 132.
Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 — 3083).
	b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Amended and Restated Shareholders Rights Agreement dated as of August 28, 2000. Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed August 30, 2000 (File No. 1-3083).
	b.	Indenture, dated as of June 24, 2003, between Genesco Inc. and Bank of New York (including Form of 4.125% Convertible Subordinated Debenture due 2023). Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.
	c.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Amended and Restated Credit Agreement, dated as of December 1, 2006, by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 5, 2006 (File No. 1-3083).
	b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
	c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement, incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
	d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	e.	Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 15, 2009.
	f.	2011 EVA Incentive Compensation Plan.
	g.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	h.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
	i.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

j.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
k.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
l.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
m.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
n.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
o.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.
p.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
q.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
r.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
s.	First Amendment to Form of Employment Protection Agreement.
t.	Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington.
u.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
v.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
w.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*

	x.	Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*
	y.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	z.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
	aa.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).
	bb.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
	cc.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	dd.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	ee.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	ff.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
	gg.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).
(21)	Subsidiaries of the Company.
(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 130.
(24)	Power of Attorney
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)b through (10)l, (10)r through (10)t and (10)y through (10)bb are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-94249, 333-62653, 333-08463, 333-104908 and 333-128201) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our reports dated March 31, 2010, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc., included in this Annual Report (Form 10-K) for the year ended January 30, 2010.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the Genesco Inc. 1996 Employee Stock Purchase Plan of our report dated March 31, 2010 with respect to the January 30, 2010 financial statements of the Genesco Employee Stock Purchase Plan, which is included as an exhibit to this Form 10-K.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 31, 2010

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: March 31, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2010.

/s/ Hal N. Pennington	Chairman

Hal N. Pennington

/s/ Robert J. Dennis	President, Chief Executive Officer

Robert J. Dennis	and a Director

/s/ James S. Gulmi	Senior Vice President — Finance,

James S. Gulmi	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Paul D. Williams	Vice President and Chief Accounting Officer

Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *

*By:	/s/ Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 30, 2010

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts

Year Ended January 30, 2010
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,262	$400	$(185	)(1)	$1,477
Allowance for cash discounts	3	-0-	3	(2)	6
Allowance for wholesale sales returns	1,377	-0-	(9	)(3)	1,368
Allowance for customer deductions	79	-0-	(52	)(4)	27
Allowance for co-op advertising	331	-0-	23	(5)	354

Totals	$3,052	$400	$(220)		$3,232

Year Ended January 31, 2009
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$148	$1,074	$40	(1)	$1,262
Allowance for cash discounts	5	-0-	(2	)(2)	3
Allowance for wholesale sales returns	776	-0-	601	(3)	1,377
Allowance for customer deductions	63	-0-	16	(4)	79
Allowance for co-op advertising	775	-0-	(444	)(5)	331

Totals	$1,767	$1,074	$211		$3,052

Year Ended February 2, 2008
		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$490	$354	$(696	)(1)	$148
Allowance for cash discounts	5	-0-	-0-	(2)	5
Allowance for wholesale sales returns	816	-0-	(40	)(3)	776
Allowance for customer deductions	84	-0-	(21	)(4)	63
Allowance for co-op advertising	515	-0-	260	(5)	775

Totals	$1,910	$354	$(497)		$1,767

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $9,000 in 2010, $6,000 in 2009 and $518 in 2008 to the addition above, the total bad debt expense amounted to $0.4 million in 2010, $1.1 million in 2009 and $0.4 million in 2008.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.