Form 10-Q
period 2010-05-01
GENESCO INC
filed 2010-06-09
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 1, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3083
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee Corporation (State or other jurisdiction of incorporation or organization)	62-0211340 (I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee (Address of principal executive offices)	37217-2895 (Zip Code)
Registrant’s telephone number, including area code: (615) 367-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of May 28, 2010, 24,050,377 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 1,	January 30,	May 2,
Assets	2010	2010	2009

Current Assets
Cash and cash equivalents	$105,399	$82,148	$16,690
Accounts receivable, net of allowances of $3,430 at May 1, 2010, $3,232 at January 30, 2010 and $3,168 at May 2, 2009	29,411	27,217	28,417
Inventories	295,514	290,974	298,733
Deferred income taxes	17,265	17,314	15,122
Prepaids and other current assets	33,752	32,419	39,589

Total current assets	481,341	450,072	398,551

Property and equipment:
Land	4,863	4,863	4,863
Buildings and building equipment	17,992	17,992	17,990
Computer hardware, software and equipment	87,194	86,239	80,602
Furniture and fixtures	102,086	101,923	99,475
Construction in progress	5,297	3,196	9,010
Improvements to leased property	275,610	277,624	272,736

Property and equipment, at cost	493,042	491,837	484,676
Accumulated depreciation	(284,310)	(275,544)	(250,925)

Property and equipment, net	208,732	216,293	233,751

Deferred income taxes	14,246	13,545	10,360
Goodwill	118,979	118,995	111,666
Trademarks, net of accumulated amortization of $524 at May 1, 2010, $418 at January 30, 2010 and $319 at May 2, 2009	52,707	52,799	51,440
Other intangibles, net of accumulated amortization of $8,977 at May 1, 2010, $8,795 at January 30, 2010 and $8,172 at May 2, 2009	3,488	3,670	2,180
Other noncurrent assets	8,607	8,278	7,165

Total Assets	$888,100	$863,652	$815,113

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	May 1,	January 30,	May 2,
Liabilities and Shareholders’ Equity	2010	2010	2009

Current Liabilities
Accounts payable	$111,163	$92,699	$80,604
Accrued employee compensation	16,887	15,043	14,154
Accrued other taxes	12,111	11,570	10,428
Accrued income taxes	5,684	-0-	641
Other accrued liabilities	32,434	40,979	28,252
Provision for discontinued operations	9,480	9,366	9,545

Total current liabilities	187,759	169,657	143,624

Long-term debt	-0-	-0-	51,648
Pension liability	17,070	20,402	22,197
Deferred rent and other long-term liabilities	85,047	85,232	81,923
Provision for discontinued operations	6,048	6,048	6,124

Total liabilities	295,924	281,339	305,516

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,195	5,220	5,254
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 1, 2010 – 24,538,841/24,050,377 January 30, 2010 – 24,562,693/24,074,229 May 2, 2009 – 22,761,309/22,272,845	24,539	24,563	22,761
Additional paid-in capital	147,869	146,981	112,061
Retained earnings	460,777	452,210	417,783
Accumulated other comprehensive loss	(28,347)	(28,804)	(30,405)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	592,176	582,313	509,597

Total Liabilities and Shareholders’ Equity	$888,100	$863,652	$815,113

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	May 1,	May 2,
	2010	2009

Net sales	$400,853	$370,366
Cost of sales	192,782	181,144
Selling and administrative expenses	191,077	182,291
Restructuring and other, net	2,443	4,973

Earnings from operations	14,551	1,958

Loss on early retirement of debt	-0-	5,119
Interest expense, net:
Interest expense	236	2,169
Interest income	(1)	(8)

Total interest expense, net	235	2,161

Earnings (loss) from continuing operations before income taxes	14,316	(5,322)
Income tax expense	5,753	281

Earnings (loss) from continuing operations	8,563	(5,603)
Earnings from (provision for) discontinued operations, net	53	(159)

Net Earnings (Loss)	$8,616	$(5,762)

Basic earnings (loss) per common share:
Continuing operations	$0.36	$(0.30)
Discontinued operations	0.01	(0.01)

Net earnings (loss)	$0.37	$(0.31)

Diluted earnings (loss) per common share:
Continuing operations	$0.36	$(0.30)
Discontinued operations	0.00	(0.01)

Net earnings (loss)	$0.36	$(0.31)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 1,	May 2,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$8,616	$(5,762)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	11,670	12,128
Amortization of deferred note expense and debt discount	104	1,018
Loss on early retirement of debt	-0-	5,119
Deferred income taxes	(710)	1,675
Provision for losses on accounts receivable	298	100
Impairment of long-lived assets	2,356	4,467
Share-based compensation and restricted stock	1,711	1,599
Provision for discontinued operations	(88)	262
Other	538	512
Effect on cash from changes in working capital and other assets and liabilities
Accounts receivable	(2,581)	(4,773)
Inventories	(4,541)	7,345
Prepaids and other current assets	(1,333)	(4,047)
Accounts payable	19,320	11,117
Other accrued liabilities	4,297	(4,592)
Other assets and liabilities	(3,755)	(3,054)

Net cash provided by operating activities	35,902	23,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,540)	(11,008)
Acquisitions, net of cash acquired	(3,445)	(5)
Proceeds from asset sales	2	2

Net cash used in investing activities	(9,983)	(11,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(41)	(45)
Shares repurchased	(2,075)	-0-
Change in overdraft balances	(856)	(3,656)
Borrowings under revolving credit facility	-0-	41,100
Payments on revolving credit facility	-0-	(50,200)
Dividends paid on non-redeemable preferred stock	(49)	(50)
Exercise of stock options	353	55
Other	-0-	(289)

Net cash used in financing activities	(2,668)	(13,085)

Net Increase (Decrease) in Cash and Cash Equivalents	23,251	(982)
Cash and cash equivalents at beginning of period	82,148	17,672

Cash and cash equivalents at end of period	$105,399	$16,690

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$127	$190
Income taxes	460	864
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2009	$5,203	$19,732	$49,780	$423,595	$(30,698)	$(17,857)		$449,755

Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	400
Issue shares — Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	1

Comprehensive income							$30,707

Balance January 30, 2010	5,220	24,563	146,981	452,210	(28,804)	(17,857)		582,313

Net earnings	-0-	-0-	-0-	8,616	-0-	-0-	$8,616	8,616
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(49)	-0-	-0-	-0-	(49)
Exercise of stock options	-0-	18	335	-0-	-0-	-0-	-0-	353
Employee and non-employee restricted stock	-0-	-0-	1,640	-0-	-0-	-0-	-0-	1,640
Share-based compensation	-0-	-0-	71	-0-	-0-	-0-	-0-	71
Restricted shares withheld for taxes	-0-	(41)	(1,135)	-0-	-0-	-0-	-0-	(1,176)
Shares repurchased	-0-	(2)	(46)	-0-	-0-	-0-	-0-	(48)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	91	-0-	91	91
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	366	-0-	366	366
Other	(25)	1	23	-0-	-0-	-0-	-0-	(1)

Comprehensive income*							$9,073

Balance May 1, 2010	$5,195	$24,539	$147,869	$460,777	$(28,347)	$(17,857)		$592,176

*	Comprehensive income was a loss of $5.5 million for the first quarter ended May 2, 2009.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 29, 2011 (“Fiscal 2011”) and of the fiscal year ended January 30, 2010 (“Fiscal 2010”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
Nature of Operations
The Company’s businesses include the design or sourcing, marketing and distribution of footwear, principally under the Johnston & Murphy and Dockers brands and the operation at May 1, 2010 of 2,267 Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hat World, Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection, Lids Locker Room and Sports Fan-Attic retail footwear, headwear and licensed sports apparel and accessory stores. In September 2009, the Company acquired the assets of Great Plains Sports Inc., a dealer of branded athletic and team products for college and high school teams, as part of the Lids Sports Group. In November 2009, the Company acquired the assets of Sports Fan-Attic Inc., a retailer of licensed sports headwear, apparel, accessories and novelties, with 37 stores, as part of the Lids Sports Group.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. For the three months ended May 2, 2009, bank fees totaling approximately $0.9 million were reclassified from interest expense to selling and administrative expenses on the Condensed Consolidated Statements of Operations to conform to the current year presentation.
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
In its retail operations, other than the Lids Sports segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.
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
The Lids Sports segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Notes 3 and 5.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in each of the first quarters of Fiscal 2011 and Fiscal 2010. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). This methodology was adopted by the Company as of February 4, 2007, and requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
Postretirement Benefits Plan Accounting
Full-time employees who had 1,000 hours of service in calendar year 2004, except employees in the Lids Sports Segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
As required by the Compensation — Retirement Benefits Topic of the Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their Condensed Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. The Company is required to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change as of January 31, 2009. The Company was required to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year).
The Company accounts for the defined benefit pension plans using the Compensation-Retirement Benefits Topic of the Codification. As permitted under this topic, pension expense is recognized on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. For each of the first quarters of Fiscal 2011 and 2010, share-based compensation expense was $0.1 million. For the first quarters of Fiscal 2011 and 2010, restricted stock expense was $1.6 million and $1.5 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The Company did not grant any stock options for the three months ended May 1, 2010 or May 2, 2009. During the three months ended May 1, 2010 and May 2, 2009, the Company did not issue any shares of employee restricted stock. There was no director retainer stock issued for the three months ended May 2, 2010 or May 2, 2009.
Cash and Cash Equivalents
Included in cash and cash equivalents at May 1, 2010, January 30, 2010 and May 2, 2009 are cash equivalents of $69.7 million, $62.7 million and $0.2 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The Company’s $69.7 million of cash equivalents was invested in a U.S. government money market fund which invests exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. Uninsured cash balances were $23.4 million as of May 1, 2010. The majority of payments due from banks for customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.
At May 1, 2010, January 30, 2010 and May 2, 2009 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $31.1 million, $31.9 million and $25.2 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 15% of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 1, 2010.
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $21.2 million, $22.1 million and $24.2 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively, and deferred rent of $31.6 million, $31.1 million and $29.7 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Goodwill and Other Intangibles
Under the provisions of the Intangibles — Goodwill and Other Topic of the Codification, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually, during the fourth quarter, for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. It is also required that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the Codification.
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004 and Hat Shack, Inc. in January 2007. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $119.0 million at May 1, 2010, $119.0 million at January 30, 2010 and $111.7 million at May 2, 2009, respectively. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
Identifiable intangible assets of the Company with finite lives are primarily in-place leases, trademarks acquired in connection with the acquisition of Impact Sports in November 2008, Great Plains Sports in September 2009 and Sports Fan-Attic in November 2009, customer lists and non-compete agreements. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The Company does not have any long-term debt or revolver borrowings at May 1, 2010 or January 30, 2010.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.2 million and $1.3 million for the first quarter Fiscal 2011 and 2010, respectively.
Gift Cards
The Company has a gift card program that began in calendar 1999 for its Lids Sports operations and calendar 2000 for its footwear operations. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for each of the first quarters of Fiscal 2011 and 2010. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $7.0 million, $7.9 million and $6.5 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.
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
Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.
Assets related to planned store closures or other exit activities are reflected as assets held for sale and recorded at the lower of carrying value or fair value less costs to sell when the required criteria, as defined by the Property, Plant and Equipment Topic of the Codification, are satisfied. Depreciation ceases on the date that the held for sale criteria are met.
Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates of future cash flows. In any event, the remaining depreciable useful lives are evaluated and adjusted as necessary.
Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with the Exit or Disposal Cost Obligations Topic of the Codification.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.2 million and $8.9 million for the first quarter of Fiscal 2011 and 2010, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.2 million, $1.3 million and $1.7 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.
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
Cooperative Advertising
Cooperative advertising funds are made available to all of the Company’s wholesale footwear customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with the Revenue Recognition Topic for Customer Payments and Incentives of the Codification.
Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million and $1.0 million for the first quarter of Fiscal 2011 and 2010, respectively. During the first quarter of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.8 million for each of the first quarters of Fiscal 2011 and 2010. During the first quarter of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 1, 2010 consisted of $28.9 million of cumulative pension liability adjustments, net of tax, a cumulative net loss of $0.1 million on foreign currency forward contracts, net of tax, offset by a foreign currency translation adjustment of $0.7 million.
Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 9).
Derivative Instruments and Hedging Activities
The Derivatives and Hedging Topic of the Codification requires an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. The Company has entered into a small amount of foreign currency forward exchange contracts in order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. The settlement terms of the forward contracts correspond with the expected payment terms for the merchandise inventories. As a result, there is no hedge ineffectiveness to be reflected in earnings.
The notional amount of such contracts outstanding at May 1, 2010 was $0.8 million. There were no contracts outstanding at May 2, 2009. Forward exchange contracts have an average remaining term of approximately three months. The loss based on spot rates under these contracts at May 1, 2010 was less than $0.1 million. For the three months ended May 1, 2010, the Company recorded an unrealized loss on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU No. 2010-09), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU No. 2010-09 was effective upon issuance. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.
Note 2
Acquisitions and Intangible Assets
Sports Fan-Attic Acquisition
In the fourth quarter of Fiscal 2010, the Company’s Hat World subsidiary acquired the assets of Sports Fan-Attic Inc., a retailer of licensed sports headwear, apparel, accessories and novelties, with 37 stores in seven states as of May 1, 2010, for a preliminary purchase price of $13.9 million plus assumed debt of $1.6 million with $4.5 million of that amount withheld until satisfaction of certain closing contingencies. Subsequently, in the first quarter of Fiscal 2011, $3.0 million of the $4.5 million was paid to the seller. The Company allocated $6.2 million of the purchase price to goodwill. Finite-lived intangibles include $1.4 million for trademarks, a $0.4 million asset and a $1.1 million liability to reflect the adjustment of acquired leases to market and $0.1 million for a non-compete agreement. The weighted average amortization period for the asset to adjust acquired leases to market is 4.7 years. The goodwill related to Sports Fan-Attic is deductible for tax purposes.
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements		Total
	May 1,	Jan. 30,	May 1,	Jan. 30,	May 1,	Jan. 30,	May 1,	Jan. 30,
(In Thousands)	2010	2010	2010	2010	2010	2010	2010	2010

Gross other intangibles	$9,267	$9,267	$2,790	$2,790	$408	$408	$12,465	$12,465
Accumulated amortization	(8,167)	(8,074)	(520)	(461)	(290)	(260)	(8,977)	(8,795)

Net Other Intangibles	$1,100	$1,193	$2,270	$2,329	$118	$148	$3,488	$3,670

The amortization of intangibles was $0.2 million for each of the first quarters of Fiscal 2011 and Fiscal 2010. The amortization of intangibles will be $1.1 million, $0.9 million, $0.8 million, $0.7 million and $0.6 million for Fiscal 2011, 2012, 2013, 2014 and 2015, respectively.

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
The Company recorded a pretax charge to earnings of $2.4 million in the first quarter of Fiscal 2011, primarily for asset impairments. The Company recorded a pretax charge to earnings of $5.0 million in the first quarter of Fiscal 2010, including $4.5 million in asset impairments, $0.4 million for other legal matters and $0.1 million for lease terminations.
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 31, 2009	$15,568
Additional provision Fiscal 2010	452
Charges and adjustments, net	(606)

Balance January 30, 2010	15,414
Additional provision (income) Fiscal 2011	(88)
Charges and adjustments, net	202

Balance May 1, 2010*	15,528
Current provision for discontinued operations	9,480

Total Noncurrent Provision for Discontinued Operations	$6,048

*	Includes a $16.0 million environmental provision, including $9.9 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	May 1,	January 30,
In thousands	2010	2010

Raw materials	$5,195	$5,415
Wholesale finished goods	15,688	22,383
Retail merchandise	274,631	263,176

Total Inventories	$295,514	$290,974

Note 5
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

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Fair Value, Continued
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of May 1, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of May 1, 2010	$1,789	$—	$—	$1,789	$2,351
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $2.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended May 1, 2010. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at May 1, 2010. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2010	2009	2010	2009

Service cost	$63	$63	$38	$37
Interest cost	1,484	1,636	40	44
Expected return on plan assets	(2,025)	(2,092)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,130	598	14	17

Net amortization	1,131	599	14	17

Net Periodic Benefit Cost	$653	$206	$92	$98

While there was no cash requirement for the Plan in 2010, the Company made a $4.0 million contribution to the Plan in February 2010.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings (Loss) Per Share from Continuing Operations

	For the Three Months Ended			For the Three Months Ended
	May 1, 2010			May 2, 2009
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) from continuing operations	$8,563			$(5,603)

Less: Preferred stock dividends	(49)			(50)

Basic EPS from continuing operations
Income (loss) available to common shareholders	8,514	23,462	$.36	(5,653)	18,852	$(.30)

Effect of Dilutive Securities from continuing operations
Options		386			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		50			-0-

Diluted EPS from continuing operations
Income (loss) available to common shareholders plus assumed conversions	$8,514	23,898	$.36	$(5,653)	18,852	$(.30)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of May 1, 2010.

(2)	There were no outstanding debentures for the three months ended May 1, 2010. The amount of the interest on the convertible subordinated debentures for the three months ended May 2, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the three months ended May 2, 2009 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the first quarter ended May 1, 2010, but not in the first quarter ended May 2, 2009 due to the loss from continuing operations.
During the first quarter this year, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The Company repurchased 1,700 shares during the first quarter ended May 1, 2010. The Company did not repurchase any shares during the first quarter ended May 2, 2009. In total, the Company has repurchased 12.3 million shares at a cost of $196.4 million from all authorizations as of May 1, 2010.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth of approximately $10.7 million.
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
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.0 million as of May 1, 2010, $15.9 million as of January 30, 2010 and $16.1 million as of May 2, 2009. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million reflected in each of the first quarters of Fiscal 2011 and Fiscal 2010. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
California Matters
On June 16, 2008, there was filed in the Superior Court of the State of California, County of Shasta, a putative class action styled Jacobs v. Genesco Inc. et al., alleging violations of the California Labor Code involving payment of wages, failure to provide mandatory meal and rest breaks, and unfair competition, and seeking back pay, penalties and declaratory and injunctive relief. The Company removed the case to the Federal District Court for the Eastern District of California. On September 3, 2008, the court dismissed certain of the plaintiff’s claims, including claims for conversion and punitive damages. On May 5, 2009, the Company and the plaintiff’s counsel reached an agreement to settle the lawsuit on a claims made basis. On May 21, 2010, the court granted final approval of the settlement. The minimum payment by the Company pursuant to the agreement, is $398,000; the maximum is $703,000.
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
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the remaining Jarman retail footwear stores; Lids Sports Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores, now referred to as Lids Locker Room, acquired in November 2009, the Lids Team Sports business, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Underground Station Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company’s owned and licensed brands.
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

Three Months Ended		Underground		Johnston
May 1, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$181,891	$26,073	$119,988	$44,537	$28,190	$222	$400,901
Intercompany sales	-0-	-0-	-0-	-0-	(48)	-0-	(48)

Net sales to external customers	$181,891	$26,073	$119,988	$44,537	$28,142	$222	$400,853

Segment operating income (loss)	$9,082	$765	$9,792	$2,273	$4,632	$(9,550)	$16,994
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,443)	(2,443)

Earnings (loss) from operations	9,082	765	9,792	2,273	4,632	(11,993)	14,551
Interest expense	-0-	-0-	-0-	-0-	-0-	(236)	(236)
Interest income	-0-	-0-	-0-	-0-	-0-	1	1

Earnings (loss) from continuing operations before income taxes	$9,082	$765	$9,792	$2,273	$4,632	$(12,228)	$14,316

Total assets**	$244,978	$25,423	$342,497	$62,439	$26,872	$185,891	$888,100
Depreciation	5,496	589	4,008	957	42	578	11,670
Capital expenditures	1,674	4	4,341	375	12	134	6,540

*	Restructuring and other includes a $2.4 million charge for asset impairments, of which $1.5 million is in the Journeys Group, $0.3 million in the Underground Station Group, $0.3 million in the Johnston & Murphy Group and $0.3 million in the Lids Sports Group.

**	Total assets for the Lids Sports Group include $119.0 million of goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
May 2, 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$176,847	$26,728	$98,804	$39,330	$28,559	$106	$370,374
Intercompany sales	-0-	-0-	-0-	-0-	(8)	-0-	(8)

Net sales to external customers	$176,847	$26,728	$98,804	$39,330	$28,551	$106	$370,366

Segment operating income (loss)	$5,513	$(450)	$6,524	$157	$3,617	$(8,430)	$6,931
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(4,973)	(4,973)

Earnings (loss) from operations	5,513	(450)	6,524	157	3,617	(13,403)	1,958
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(2,169)	(2,169)
Interest income	-0-	-0-	-0-	-0-	-0-	8	8

Earnings (loss) from continuing operations before income taxes	$5,513	$(450)	$6,524	$157	$3,617	$(20,683)	$(5,322)

Total assets**	$259,512	$34,274	$315,097	$80,765	$27,883	$97,582	$815,113
Depreciation	6,480	728	3,337	993	47	543	12,128
Capital expenditures	5,769	24	3,240	1,874	10	91	11,008

*	Restructuring and other includes a $4.5 million charge for asset impairments, of which $3.6 million is in the Journeys Group, $0.6 million in the Underground Station Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Lids Sports Group.

**	Total assets for the Lids Sports Group include $111.7 million of goodwill.
Note 10
Subsequent Events
In May 2010, after the close of the first fiscal quarter, the Company completed a small acquisition of the assets of Brand Innovators Inc., a West Coast team dealer business, as part of the Lids Sports Group.
As a result of flood damage to four Nashville-based stores in May 2010, the Company estimates a charge for asset write-offs of $0.9 million to be reflected in the Company’s second quarter results for Fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company’s performance outlook for Fiscal 2011.
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Continuing weakness in the consumer economy.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Competition in the Company’s markets and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	Risks associated with acquisitions, including inaccurate valuation of the acquired businesses, the failure of the acquired businesses to perform as expected, the assumption of undisclosed liabilities, the failure to integrate the acquired businesses appropriately, and distraction of management from existing businesses.

•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.
In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, predictions about future revenue and margin trends are inherently uncertain and the Company may alter its business strategies to address changing conditions.
Overview
Description of Business
The Company is a leading retailer of branded footwear, of licensed and branded headwear and of licensed sports apparel and accessories, operating 2,267 retail footwear, headwear and sports apparel and accessory stores throughout the United States and, in Puerto Rico and Canada as of May 1, 2010. The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, under the licensed Dockers® brand, and under two other licensed brands to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations and the Company’s remaining Jarman retail footwear stores; Lids Sports Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores, now referred to as Lids Locker Room, acquired in November 2009, the Lids Team Sports business, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, and in Puerto Rico and Canada. Journeys also sells footwear and accessories through a direct-to-consumer catalog and e-commerce operations.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,800 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company plans to shorten the average lease life of the Underground Station stores, close certain underperforming stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
The Lids Sports Group includes stores and kiosks that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group and Sports Fan-Attic stores, now referred to as Lids Locker Room, that sell licensed sports headwear, apparel and accessories to sports fans of all ages. The Lids store locations average approximately 800 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. Sports Fan-Attic, or Lids Locker Room, locations average approximately 3,075 square feet and are in malls primarily in the southeastern United States. In November 2009, the Company acquired Sports Fan-Attic, as part of the Lids Sports Group. Lids Sports also sells headwear and accessories through e-commerce operations. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Lids Sports Group. In September 2009, the Company acquired Great Plains Sports, also a team dealer business, as part of the Lids Sports Group. Together, these team dealer businesses make up Lids Team Sports.
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
Strategy
The Company’s long-term strategy for many years has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to the recent economic downturn. The Company has also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.
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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Lids Sports Group) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recession and the current high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 8.2% during the first quarter of Fiscal 2011 compared to Fiscal 2010. The increase was driven primarily by a 21% increase in Lids Sports Group sales, a 3% increase in Journeys Group sales and a 13% increase in Johnston & Murphy Group sales, offset by a 2% decrease in Underground Station Group sales and a 1% decrease in Licensed Brands sales. Gross margin increased as a percentage of net sales during the first quarter of Fiscal 2011, primarily due to margin increases in the Journeys Group, Underground Station Group, Johnston & Murphy Group and Licensed Brands offset by a margin decrease in Lids Sports Group. Selling and administrative expenses decreased as a percentage of net sales during the first quarter of Fiscal 2011, due to decreases in selling and administrative expenses as a percentage of net sales in all of the Company’s business units. Earnings from operations increased as a percentage of net sales during the first quarter of Fiscal 2011, due to increased earnings from operations in all of the Company’s business units.
Significant Developments
Subsequent Events
In May 2010, after the close of the first fiscal quarter, the Company completed a small acquisition of the assets of Brand Innovators Inc., a West Coast team dealer business, as part of the Lids Sports Group.
As a result of flood damage to four Nashville-based stores in May 2010, the Company estimates a charge for asset write-offs of $0.9 million to be reflected in the Company’s second quarter results for Fiscal 2011.
Sports Fan-Attic Acquisition
In the fourth quarter of Fiscal 2010, the Company’s Hat World subsidiary acquired the assets of Sports Fan-Attic Inc., a retailer of licensed sports headwear, apparel, accessories and novelties, with

37 stores in seven states as of May 1, 2010, for a preliminary purchase price of $13.9 million plus assumed debt of $1.6 million with $4.5 million of that amount withheld until satisfaction of certain closing contingencies. Subsequently, in the first quarter of Fiscal 2011, $3.0 million of the $4.5 million was paid to the seller.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which included 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange agreements, the Company recognized a loss on the early retirement of debt of $5.1 million in the first quarter of Fiscal 2010, reflected on the Condensed Consolidated Statements of Operations.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.4 million in the first quarter of Fiscal 2011, primarily for asset impairments. The Company recorded a pretax charge to earnings of $5.0 million in the first quarter of Fiscal 2010, including $4.5 million in asset impairments, $0.4 million for other legal matters and $0.1 million for lease terminations.
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
Results of Operations — First Quarter Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales in the first quarter ended May 1, 2010 increased 8.2% to $400.9 million from $370.4 million in the first quarter ended May 2, 2009. Gross margin increased 10.0% to $208.1 million in the first quarter this year from $189.2 million in the same period last year and increased as a percentage of net sales from 51.1% to 51.9%. Selling and administrative expenses in the first quarter this year increased 4.8% from the first quarter last year but decreased as a percentage of net sales from 49.2% to 47.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings (loss)”) for the first quarter ended May 1, 2010 were $14.3 million compared to a pretax loss of $(5.3) million for the first quarter ended May 2, 2009. Pretax earnings for the first quarter ended May 1, 2010 included restructuring and other charges of $2.4 million, primarily for retail store asset impairments. The pretax loss for the first quarter ended May 2, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $5.0 million, primarily for retail store asset impairments, other legal matters and lease terminations.

Net earnings for the first quarter ended May 1, 2010 were $8.6 million ($0.36 diluted earnings per share) compared to a net loss of $(5.8) million ($0.31 diluted loss per share) for the first quarter ended May 2, 2009. The Company recorded an effective income tax rate of 40.2% in the first quarter this year compared to (5.3)% in the same period last year. The variance in the effective tax rate for the first quarter this year compared to the first quarter last year is primarily attributable to the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first quarter last year.
Journeys Group

	Three Months Ended
	May 1,	May 2,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$181,891	$176,847	2.9%
Earnings from operations	$9,082	$5,513	64.7%
Operating margin	5.0%	3.1%
Net sales from Journeys Group increased 2.9% to $181.9 million for the first quarter ended May 1, 2010 compared to $176.8 million for the same period last year. The increase reflects primarily a 2% increase in comparable store sales and a 1% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable store sales increase reflected a 3% increase in footwear unit comparable sales offset by a 1% decrease in average price per pair of shoes, reflecting changes in product mix. Unit sales increased 4% during the same period. Journeys Group operated 1,023 stores at the end of the first quarter of Fiscal 2011, including 150 Journeys Kidz stores, 56 Shi by Journeys stores and the first Journeys store in Canada, compared to 1,018 stores at the end of the first quarter last year, including 145 Journeys Kidz stores and 55 Shi by Journeys stores.
Journeys Group earnings from operations for the first quarter ended May 1, 2010 increased 64.7% to $9.1 million compared to $5.5 million for the first quarter ended May 2, 2009. The increase was due to increased net sales, to increased gross margin as a percentage of net sales, reflecting decreased markdowns, and to decreased expenses as a percentage of net sales, reflecting store-related expense leverage from positive comparable store sales.
Underground Station Group

	Three Months Ended
	May 1,	May 2,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$26,073	$26,728	(2.5)%
Earnings (loss) from operations	$765	$(450)	NM
Operating margin	2.9%	(1.7)%
Net sales from the Underground Station Group decreased 2.5% to $26.1 million for the first quarter ended May 1, 2010 from $26.7 million for the same period last year. The decrease reflects a 7% decrease in average Underground Station stores operated and flat comparable store sales.

Comparable footwear unit sales increased 8% while the average price per pair of shoes decreased 3%, reflecting changes in product mix. Unit sales increased 4% during the same period. Underground Station Group operated 163 stores at the end of the first quarter of Fiscal 2011, including 155 Underground Station stores, compared to 177 stores at the end of the first quarter last year, including 167 Underground Station stores.
Underground Station Group earnings from operations for the first quarter ended May 1, 2010 improved to $0.8 million from a loss of $(0.5) million in the first quarter ended May 2, 2009. The improvement was primarily due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and increased initial mark-on from changes in product mix, and to decreased expenses as a percentage of net sales due to decreased occupancy costs and depreciation.
Lids Sports Group

	Three Months Ended
	May 1,	May 2,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$119,988	$98,804	21.4%
Earnings from operations	$9,792	$6,524	50.1%
Operating margin	8.2%	6.6%
Net sales from Lids Sports Group increased 21.4% to $120.0 million for the first quarter ended May 1, 2010 compared to $98.8 million for the same period last year, reflecting primarily a 10% increase in comparable store sales, a 4% increase in average stores operated, $5.3 million in sales from the Sports Fan-Attic business acquired in the fourth quarter of Fiscal 2010, and a $3.0 million increase in sales related to the Lids Team Sports business. The comparable store sales increase reflected a 9% increase in comparable store units sold, primarily from strength in fashion-oriented Major League Baseball products, NCAA products and NHL products, and a 2% increase in average price per hat. Lids Sports Group operated 922 stores at the end of the first quarter of Fiscal 2011, including 62 stores in Canada and 37 Sports Fan-Attic stores, compared to 880 stores at the end of the first quarter last year, including 50 stores in Canada.
Lids Sports Group earnings from operations for the first quarter ended May 1, 2010 increased 50.1% to $9.8 million compared to $6.5 million for the first quarter ended May 2, 2009. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	May 1,	May 2,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$44,537	$39,330	13.2%
Earnings from operations	$2,273	$157	NM
Operating margin	5.1%	0.4%
Johnston & Murphy Group net sales increased 13.2% to $44.5 million for the first quarter ended May 1, 2010 from $39.3 million for the first quarter ended May 2, 2009, reflecting primarily a 10%

increase in comparable store sales, a 16% increase in Johnston & Murphy wholesale sales and a 1% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 15% in the first quarter of Fiscal 2011 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 71.6% of Johnston & Murphy Group segment sales in the first quarter this year, down from 72.1% in the first quarter last year. The comparable store sales increase in the first quarter ended May 1, 2010 reflects a 12% increase in footwear unit comparable sales offset by a 4% decrease in average price per pair of shoes for Johnston & Murphy retail operations, primarily due to changes in product mix. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2011 included 159 Johnston & Murphy shops and factory stores compared to 161 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2010.
Johnston & Murphy Group earnings from operations for the first quarter ended May 1, 2010 increased to $2.3 million compared to $0.2 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales. Gross margin reflected decreased markdowns and changes in product mix. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Three Months Ended
	May 1,	May 2,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$28,142	$28,551	(1.4)%
Earnings from operations	$4,632	$3,617	28.1%
Operating margin	16.5%	12.7%
Licensed Brands’ net sales decreased 1.4% to $28.1 million for the first quarter ended May 1, 2010, from $28.6 million for the first quarter ended May 2, 2009. The sales decrease reflects a 6% decrease in sales of Dockers Footwear offset by increased sales from a line of footwear that the Company is sourcing under a different brand with limited distribution. Dockers’ sales decrease reflected fewer closeout sales and depleted inventory levels associated with reduced manufacturing and shipping capacity from China. Unit sales for Dockers Footwear decreased 5% for the first quarter this year and the average price per pair of Dockers shoes decreased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the first quarter ended May 1, 2010 increased 28.1% to $4.6 million compared to $3.6 million for the same period last year. The decrease in net sales was offset by increased gross margin as a percentage of net sales, reflecting fewer sales of closeouts at lower margins, and by decreased expenses, both in dollars and as a percentage of net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 1, 2010 was $12.0 million compared to $18.5 million for the first quarter ended May 2, 2009. Corporate expense in the first quarter this year included $2.4 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s expense in the first quarter included a $5.1 million loss on the early retirement of debt and $5.0 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first quarter this year compared to a loss in the first quarter last year.
Interest expense decreased 89.1% from $2.2 million in the first quarter ended May 2, 2009 to $0.2 million for the first quarter ended May 1, 2010, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010 and no revolver borrowings during the first quarter this year. Last year had an average of $25.7 million in revolver borrowings outstanding during the first quarter ended May 2, 2009. Interest income decreased $7,000 from the first quarter ended May 2, 2009.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 1,	January 30,	May 2,
	2010	2010	2009
	(dollars in millions)
Cash and cash equivalents	$105.4	$82.1	$16.7
Working capital	$293.6	$280.4	$254.9
Long-term debt	$-0-	$-0-	$51.6
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $35.9 million in the first three months of Fiscal 2011 compared to $23.1 million in the first three months of Fiscal 2010. The $12.8 million increase in cash flow from operating activities from last year reflects increases in cash flow from improved earnings and changes in other accrued liabilities and accounts payable of $8.9 million and $8.2 million, respectively, offset by a decrease in cash flow from changes in inventory of $11.9 million. The $8.9 million increase in cash flow from other accrued liabilities was due to increased accrued income taxes in the first quarter this year compared to the first quarter last year and increased bonus accruals. The $8.2 million increase in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors. The $11.9 million decrease in cash flow from inventory reflected last year’s efforts to reduce wholesale and Journeys Group inventories and this year’s increased purchases in the Journeys Group and Lids Sports Group to support sales offset by decreased inventory in the wholesale businesses.
The $4.5 million increase in inventories at May 1, 2010 from January 30, 2010 levels reflected increased purchases in the Journeys Group and Lids Sports Group, offset by decreased inventory in the wholesale businesses.
Accounts receivable at May 1, 2010 increased $2.6 million compared to January 30, 2010, due primarily to increased wholesale sales, due to seasonally stronger footwear wholesale sales in the first quarter.

Cash provided (or used) due to changes in accounts payable and accrued liabilities are as follows:

	Three Months Ended
	May 1,	May 2,
	2010	2009
	(in thousands)
Accounts payable	$19,320	$11,117
Accrued liabilities	4,297	(4,592)

	$23,617	$6,525

The difference in cash provided due to changes in accounts payable for the first quarter this year compared to the first quarter last year reflects changes in buying patterns and payment terms negotiated with individual vendors. The change in cash provided due to changes in accrued liabilities for the first quarter this year from the first quarter last year was due primarily to increased accrued income taxes and increased bonus accruals resulting from increased earnings in the first quarter this year compared to a loss in the first quarter last year.
There were no revolving credit borrowings during the three months ended May 1, 2010. Revolving credit borrowings averaged $25.7 million during the three months ended May 2, 2009. The Company funded its seasonal working capital requirements and its capital expenditures in the first quarter through cash flow generated by operating activities.
The Company’s contractual obligations increased from January 30, 2010. Purchase obligations increased $76.5 million due to seasonal increases in purchases of retail inventory offset by a $35.3 million reduction in operating leases.
Capital Expenditures
Total capital expenditures in Fiscal 2011 are expected to be approximately $44.9 million. These include retail capital expenditures of approximately $33.1 million to open approximately 12 Journeys stores, three Journeys Kidz stores, nine Johnston & Murphy shops and factory stores and 45 Lid Sports Group stores including 15 stores in Canada and five Lids Locker Room stores and to complete approximately 83 major store renovations. Due to continuing economic uncertainty, the Company intends to continue to be selective with respect to new store locations and to open stores at a slower pace in 2011 than before the recession. The planned amount of capital expenditures in Fiscal 2011 for wholesale operations and other purposes is approximately $11.8 million, including approximately $6.2 million for new systems to improve customer service and support the Company’s growth.
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
There were $13.3 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at May 1, 2010. Net availability under the facility was $181.1 million.

The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $181.1 million at May 1, 2010. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at May 1, 2010.
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
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $197,000.
Common Stock Repurchases
In February 2010, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The Company repurchased 1,700 shares at a cost of $48,000 during the three months ended May 1, 2010. The Company did not repurchase any shares during the three months ended May 2, 2009.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in each of the first quarters of Fiscal 2011 and Fiscal 2010. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The Company does not have any outstanding debt as of May 1, 2010.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at May 1, 2010. As a result, the Company considers the interest rate market risk implicit in these investments at May 1, 2010 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At May 1, 2010, the Company had $0.8 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at May 1, 2010 was less than $0.1 million based on current spot rates. As of May 1, 2010, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable — The Company’s accounts receivable balance at May 1, 2010 is primarily concentrated in two of its wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 15% of the Company’s trade accounts receivable balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of May 1, 2010. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at May 1, 2010, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2011 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles and the accounting principles adopted by the Company during the three months ended May 1, 2010 are included in Note 1 to the Condensed Consolidated Financial statements.

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
Based on their evaluation as of May 1, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
There have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)
February 2010
1-31-10 to 2-27-10(1)	340	$23.27	-0-	$-0-

March 2010
2-28-10 to 3-27-10(1)	40,308	$29.07	-0-	$-0-
2-28-10 to 3-27-10(2)	1,700	$28.49	1,700	$34,952

April 2010
3-28-10 to 5-1-10	-0-	$-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

(2)	During the first quarter of Fiscal 2011, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. As of May 1, 2010, the Company had repurchased 1,700 shares at a cost of $48,000.

Item 6.	Exhibits
Exhibits
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
	By:	/s/ James S. Gulmi
James S. Gulmi
Date: June 9, 2010		Senior Vice President – Finance, Chief Financial Officer and Treasurer