Form 10-Q
period 2010-07-31
GENESCO INC
filed 2010-09-09
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company.)	Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of September 3, 2010, 24,048,589 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	July 31,	January 30,	August 1,
	2010	2010	2009

Assets
Current Assets
Cash and cash equivalents	$49,037	$82,148	$21,457
Accounts receivable, net of allowances of $3,501 at July 31, 2010, $3,232 at January 30, 2010 and $3,008 at August 1, 2009	31,005	27,217	28,251
Inventories	377,380	290,974	332,917
Deferred income taxes	17,824	17,314	15,789
Prepaids and other current assets	42,314	32,419	44,197

Total current assets	517,560	450,072	442,611

Property and equipment:
Land	4,863	4,863	4,863
Buildings and building equipment	17,992	17,992	17,957
Computer hardware, software and equipment	89,779	86,239	80,194
Furniture and fixtures	102,251	101,923	100,225
Construction in progress	3,264	3,196	8,244
Improvements to leased property	275,888	277,624	273,859

Property and equipment, at cost	494,037	491,837	485,342
Accumulated depreciation	(293,270)	(275,544)	(256,630)

Property and equipment, net	200,767	216,293	228,712

Deferred income taxes	14,255	13,545	9,866
Goodwill	126,563	118,995	111,666
Trademarks, net of accumulated amortization of $620 at July 31, 2010, $418 at January 30, 2010 and $352 at August 1, 2009	52,716	52,799	51,430
Other intangibles, net of accumulated amortization of $9,439 at July 31, 2010, $8,795 at January 30, 2010 and $8,351 at August 1, 2009	9,518	3,670	1,990
Other noncurrent assets	8,155	8,278	7,726

Total Assets	$929,534	$863,652	$854,001

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	July 31,	January 30,	August 1,
	2010	2010	2009

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$165,466	$92,699	$119,891
Accrued employee compensation	20,108	15,043	12,389
Accrued other taxes	12,842	11,570	10,607
Other accrued liabilities	33,750	40,979	27,666
Provision for discontinued operations	11,935	9,366	9,494

Total current liabilities	244,101	169,657	180,047

Long-term debt	-0-	-0-	53,042
Pension liability	17,651	20,402	22,231
Deferred rent and other long-term liabilities	84,214	85,232	83,626
Provision for discontinued operations	4,254	6,048	6,124

Total liabilities	350,220	281,339	345,070

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,197	5,220	5,244
Common shareholder’ equity:
Common stock, $1 par value:
Authrized: 80,000,000 shares
Issued/Outstanding:
July 31, 2010- 24,541,982/24,053,518
January 30, 2010 - 24,562,693/24,074,229
August 1, 2009-23,160,810/22,672,346	24,542	24,563	23,161
Additional paid-in capital	138,280	146,981	113,376
Retained earnings	457,545	452,210	415,012
Accumulated other comprehensive loss	(28,393)	(28,804)	(30,005)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	579,314	582,313	508,931

Total Liabilities and Shareholders’ Equity	$929,534	$863,652	$854,001

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net sales	$363,654	$334,658	$764,507	$705,024
Cost of sales	179,610	164,713	372,392	345,857
Selling and administrative expenses	185,465	169,509	376,542	351,800
Restructuring and other, net	2,001	3,320	4,444	8,293

(Loss) earnings from operations	(3,422)	(2,884)	11,129	(926)

Loss on early retirement of debt	-0-	-0-	-0-	5,119
Interest expense, net
Interest expense	231	955	467	3,124
Interest income	(4)	(4)	(5)	(12)

Total interest expense, net	227	951	462	3,112

(Loss) earnings from continuing operations before income taxes	(3,649)	(3,835)	10,667	(9,157)
Income tax (benefit) expense	(1,253)	(1,172)	4,500	(891)

(Loss) earnings from continuing operations	(2,396)	(2,663)	6,167	(8,266)
Provision for discontinued operations, net	(787)	(59)	(734)	(218)

Net (Loss) Earnings	$(3,183)	$(2,722)	$5,433	$(8,484)

Basic (loss) earnings per common share:
Continuing operations	$(.10)	$(.12)	$.26	$(.41)
Discontinued operations	$(.04)	$(.01)	$(.03)	$(.01)

Net (loss) earnings	$(.14)	$(.13)	$.23	$(.42)

Diluted (loss) earnings per common share:
Continuing operations	$(.10)	$(.12)	$.25	$(.41)
Discontinued operations	$(.04)	$(.01)	$(.03)	$(.01)

Net (loss) earnings	$(.14)	$(.13)	$.22	$(.42)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(3,183)	$(2,722)	$5,433	$(8,484)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	11,143	11,723	22,813	23,851
Amortization of deferred note expense and debt discount	104	426	208	1,444
Loss on early retirement of debt	-0-	-0-	-0-	5,119
Deferred income taxes	163	(129)	(547)	1,546
Provision for losses on accounts receivable	7	(40)	305	60
Impairment of long-lived assets	1,934	3,372	4,290	7,839
Share-based compensation and restricted stock	2,004	1,661	3,715	3,260
Provision for discontinued operations	1,301	97	1,213	359
Other	1,092	571	1,630	1,083
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(136)	206	(2,717)	(4,567)
Inventories	(79,832)	(34,184)	(84,373)	(26,839)
Prepaids and other current assets	(8,481)	(4,608)	(9,814)	(8,655)
Accounts payable	53,361	36,022	72,681	47,139
Other accrued liabilities	(3,425)	(3,121)	872	(7,713)
Other assets and liabilities	(2,381)	1,153	(6,136)	(1,901)

Net cash (used in) provided by operating activities	(26,329)	10,427	9,573	33,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,320)	(10,052)	(11,860)	(21,060)
Acquisitions, net of cash acquired	(11,809)	-0-	(15,254)	(5)
Proceeds from assets sales	-0-	11	2	13

Net cash used in investing activities	(17,129)	(10,041)	(27,112)	(21,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(19)	(51)	(60)	(96)
Payments of long-term debt	(1,018)	-0-	(1,018)	-0-
Shares repurchased	(9,616)	-0-	(11,691)	-0-
Change in overdraft balances	(2,422)	3,265	(3,278)	(391)
Borrowings under revolving credit facility	-0-	75,000	-0-	116,100
Payments on revolving credit facility	-0-	(73,900)	-0-	(124,100)
Dividends paid on non-redeemable preferred stock	(49)	(49)	(98)	(99)
Exercise of stock options	220	117	573	172
Other	-0-	(1)	-0-	(290)

Net cash (used in) provided by financing activities	(12,904)	4,381	(15,572)	(8,704)

Net (decrease) increase in cash and cash equivalents	(56,362)	4,767	(33,111)	3,785
Cash and cash equivalents at beginning of period	105,399	16,690	82,148	17,672

Cash and cash equivalents at end of period	$49,037	$21,457	$49,037	$21,457

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$122	$996	$249	$1,186
Income taxes	12,707	3,772	13,167	4,636
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2009	$5,203	$19,732	$49,780	$423,595	$(30,698)	$(17,857)		$449,755

Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	400
Issue shares — Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	1

Comprehensive income							$30,707

Balance January 30.2010	5,220	24,563	146,981	452,210	(28,804)	(17,857)		582,313

Net earnings	-0-	-0-	-0-	5,433	-0-	-0-	$ 5,433	5,433
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(98)	-0-	-0-	-0-	(98)
Exercise of stock options	-0-	30	543	-0-	-0-	-0-	-0-	573
Employee and non-employee restricted stock	-0-	-0-	3,573	-0-	-0-	-0-	-0-	3,573
Share-based compensation	-0-	-0-	142	-0-	-0-	-0-	-0-	142
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(66)	(1,807)	-0-	-0-	-0-	-0-	(1,873)
Shares repurchased	-0-	(408)	(10,752)	-0-	-0-	-0-	-0-	(11,160)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	133	-0-	133	133
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	278	-0-	278	278
Other	(23)	-0-	23	-0-	-0-	-0-	-0-	-0-

Comprehensive income*							$ 5,844

Balance July 31,2010	$5,197	$24,542	$138,280	$457,545	$(28,393)	$(17,857)		$579,314

*	Comprehensive loss was $(3.2) million and $(2.3) million for the second quarter ended July 31, 2010 and August 1, 2009, respectively. Comprehensive loss was $(7.8) million for the six months ended August 1, 2009.
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
Nature of Operations
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessories stores in the U.S. and Canada under the Lids, Hat Shack, Hat Zone, HeadQuarters, Cap Connection, and Hat World banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room and Sports Fan-Attic banners; an e-commerce business conducted primarily through the lids.com website; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 31, 2010, the Company operated 2,264 retail stores in the U.S., Puerto Rico and Canada.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. For the three months and six months ended August 1, 2009, bank fees totaling approximately $0.9 million and $1.8 million were reclassified from interest expense to selling and administrative expenses, respectively on the Condensed Consolidated Statements of Operations to conform to the current year presentation.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million and $0.1 million in the second quarter of Fiscal 2011 and Fiscal 2010, respectively, and $1.6 million and $0.5 million for the first six months of Fiscal 2011 and Fiscal 2010, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. For the second quarters of Fiscal 2011 and 2010, share-based compensation expense was less than $0.1 million for each quarter. For the second quarters of Fiscal 2011 and 2010, restricted stock expense was $2.0 million and $1.5 million, respectively. For the first six months of Fiscal 2011 and 2010, share-based compensation expense was $0.1 million and $0.2 million, respectively. For the first six months of Fiscal 2011 and 2010, restricted stock expense was $3.6 million and $3.0 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The Company did not grant any stock options for the three months and six months ended July 31, 2010 or August 1, 2009. During the three months and six months ended July 31, 2010, the Company issued 404,995 shares of employee restricted stock at a grant date fair value of $28.41 per share which vest over a four-year term. For the three months and six months ended July 31, 2010, the Company issued 17,838 shares of director restricted stock at a weighted average price of $30.27. During the three months and six months ended August 1, 2009, the Company issued 383,745 shares of employee restricted stock at a grant date fair value of $19.25 per share of which 359,096 shares vest over a four-year term and the remaining 24,649 shares vest over a three-year term. For the three months and six months ended August 1, 2009, the Company issued 21,204 shares of director restricted stock at a weighted average price of $25.46. There was no director retainer stock issued for the three months and six months ended July 31, 2010 or August 1, 2009.
Cash and Cash Equivalents
Included in cash and cash equivalents at July 31, 2010, January 30, 2010 and August 1, 2009 are cash equivalents of $9.6 million, $62.7 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The Company’s $9.6 million of cash equivalents were invested in a U.S. government money market fund which invests exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. Uninsured cash balances were $28.9 million as of July 31, 2010. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At July 31, 2010, January 30, 2010 and August 1, 2009 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $28.6 million, $31.9 million and $28.4 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 11% of the Company’s trade receivables balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of July 31, 2010.
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $20.2 million, $22.1 million and $23.3 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively, and deferred rent of $31.8 million, $31.1 million and $30.1 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004 and Hat Shack, Inc. in January 2007. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $126.6 million at July 31, 2010, $119.0 million at January 30, 2010 and $111.7 million at August 1, 2009, respectively. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
Identifiable intangible assets of the Company with finite lives are primarily in-place leases, trademarks acquired in connection with the acquisition of Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009 and Brand Innovators in May 2010, customer lists and non-compete agreements. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The Company does not have any long-term debt or revolver borrowings at July 31, 2010 or January 30, 2010.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.2 million for each of the second quarters of Fiscal 2011 and 2010, and $2.4 million and $2.5 million for the six months ended of Fiscal 2011 and 2010, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million and $0.3 million for the second quarter of Fiscal 2011 and 2010, respectively, and $0.2 million and $0.3 million for the first six months of Fiscal 2011 and 2010, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.6 million, $7.9 million and $6.0 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $7.0 million and $7.5 million for the second quarter of Fiscal 2011 and 2010, respectively, and $15.2 million and $16.4 million for the first six months of Fiscal 2011 and 2010, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.1 million, $1.3 million and $1.7 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $1.0 million and $0.7 million for the second quarter of Fiscal 2011 and 2010, respectively, and $1.8 million and $1.7 million for the first six months of Fiscal 2011 and 2010, respectively. During the first six months of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.6 million and $1.3 million for the second quarter of Fiscal 2011 and 2010, respectively, and $1.4 million and $2.1 million for the first six months of Fiscal 2011 and 2010, respectively. During the second quarter of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 31, 2010 consisted of $28.9 million of cumulative pension liability adjustments, net of tax, offset by a foreign currency translation adjustment of $0.5 million.
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
The notional amount of such contracts outstanding at July 31, 2010 was $0.9 million. There were no contracts outstanding at August 1, 2009. Forward exchange contracts have an average remaining term of approximately four months. The loss based on spot rates under these contracts at July 31, 2010 was less than $0.1 million. For the six months ended July 31, 2010, the Company recorded an unrealized loss on foreign currency forward contracts of $0.2 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Acquisitions and Intangible Assets
Brand Innovators Acquisition
In the second quarter of Fiscal 2011, the Company completed a small acquisition of the assets of Brand Innovators Inc., a West Coast team dealer business, as part of the Lids Sports Group.
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements/Backlog		Total
	July 31,	Jan. 30,	July 31,	Jan. 30,	July 31,	Jan. 30,	July 31,	Jan. 30,
(In Thousands)	2010	2010	2010	2010	2010	2010	2010	2010

Gross other intangibles	$9,267	$9,267	$9,000	$2,790	$690	$408	$18,957	$12,465
Accumulated amortization	(8,259)	(8,074)	(752)	(461)	(428)	(260)	(9,439)	(8,795)

Net Other Intangibles	$1,008	$1,193	$8,248	$2,329	$262	$148	$9,518	$3,670

The amortization of intangibles was $0.5 million and $0.1 million for the second quarter of Fiscal 2011 and 2010, respectively, and $0.7 million and $0.2 million for the first six months of Fiscal 2011 and 2010, respectively. The amortization of intangibles will be $1.8 million, $1.7 million, $1.5 million, $1.4 million and $1.3 million for Fiscal 2011, 2012, 2013, 2014 and 2015, respectively.
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
The Company recorded a pretax charge to earnings of $2.0 million in the second quarter of Fiscal 2011, including $1.9 million in asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $4.4 million in the first six months of Fiscal 2011, including $4.3 million in asset impairments and $0.1 million for other legal matters.
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
For the six months ended July 31, 2010 and August 1, 2009, the Company recorded an additional charge to earnings of $1.2 million $(0.7 million net of tax) and $0.4 million ($0.2 million net of tax), respectively, reflected in provision for discontinued operations, net on the Condensed Consolidated Statements of Operations primarily for anticipated costs of environmental remedial alternatives related to facilities formerly operated by the Company.
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 31, 2009	$15,568
Additional provision Fiscal 2010	452
Charges and adjustments, net	(606)

Balance January 30, 2010	15,414
Additional provision Fiscal 2011	1,213
Charges and adjustments, net	(438)

Balance July 31, 2010*	16,189
Current provision for discontinued operations	11,935

Total Noncurrent Provision for Discontinued Operations	$4,254

*	Includes a $16.7 million environmental provision, including $12.4 million in current provision for discontinued operations.
Note 4
Inventories

	July 31,	January 30,
In thousands	2010	2010

Raw materials	$11,242	$5,415
Wholesale finished goods	24,892	22,383
Retail merchandise	341,246	263,176

Total Inventories	$377,380	$290,974

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of July 31, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of May 1, 2010	$1,789	$—	$—	$1,789	$2,351
Measured as of July 31, 2010	$999	$—	$—	$999	$1,934
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.9 million and $4.3 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and six months ended July 31, 2010. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at July 31, 2010. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2010	2009	2010	2009

Service cost	$62	$63	$38	$37
Interest cost	1,471	1,642	40	44
Expected return on plan assets	(2,021)	(2,087)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,035	384	13	17

Net amortization	1,036	385	13	17

Net Periodic Benefit Cost	$548	$3	$91	$98

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2010	2009	2010	2009

Service cost	$125	$126	$76	$74
Interest cost	2,955	3,278	80	88
Expected return on plan assets	(4,046)	(4,179)	-0-	-0-
Amortization:
Prior service cost	2	2	-0-	-0-
Losses	2,165	982	27	34

Net amortization	2,167	984	27	34

Net Periodic Benefit Cost	$1,201	$209	$183	$196

While there was no cash requirement for the Plan in 2010, the Company made a $4.0 million contribution to the Plan in February 2010.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings (Loss) Per Share from Continuing Operations

	For the Three Months Ended			For the Three Months Ended
	July 31, 2010			August 1, 2009
(In thousands, except per	Income	Shares	Per-Share	Income	Shares	Per-Share
share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(2,396)			$(2,663)

Less: Preferred stock dividends	(49)			(49)

Basic EPS from continuing operations
Loss available to common shareholders	(2,445)	23,480	$(.10)	(2,712)	21,798	$(.12)

Effect of Dilutive Securities from continuing operations
Options		-0-			-0-
Convertible preferred stock(1)	-0-	-0-			-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		-0-		-0-	-0-

Diluted EPS
Loss available to common shareholders plus assumed conversions	$(2,445)	23,480	$(.10)	$(2,712)	21,798	$(.12)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented due to the loss from continuing operations. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of July 31, 2010.

(2)	There were no outstanding debentures for the three months ended July 31, 2010. The amount of the interest on the convertible subordinated debentures for the three months ended August 1, 2009 per common share obtainable on conversion was higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the three months ended August 1, 2009 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Due to the loss from continuing operations for the three months ended July 31, 2010 and August 1, 2009, these shares are not assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings (Loss) Per Share from Continuing Operations, Continued

	For the Six Months Ended			For the Six Months Ended
	July 31, 2010			August 1, 2009
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) from continuing operations	$6,167			$(8,266)

Less: Preferred stock dividends	(98)			(99)

Basic EPS from continuing operations
Income (loss) available to common shareholders	6,069	23,471	$.26	(8,365)	20,326	$(.41)

Effect of Dilutive Securities from continuing operations
Options		381			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		50			-0-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$6,069	23,902	$.25	$(8,365)	20,326	$(.41)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of July 31, 2010.

(2)	There were no outstanding debentures for the six months ended July 31, 2010. The amount of the interest on the convertible subordinated debentures for the six months ended August 1, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the six months ended August 1, 2009 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the six months ended July 31, 2010, but not in the six months ended August 1, 2009 due to the loss from continuing operations.
During the first quarter this year, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The Company repurchased 408,400 shares during the first six months ended July 31, 2010. The Company did not repurchase any shares during the first six months ended August 1, 2009. In total, the Company has repurchased 12.7 million shares at a cost of $207.5 million from all authorizations as of July 31, 2010.

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
The Company has submitted to the Michigan Department of Environmental Quality (“MDEQ”) and provided for certain costs associated with a remedial action plan (the “Plan”) designed to bring the property into compliance with regulatory standards for non-industrial uses and has subsequently engaged in negotiations regarding the scope of the Plan. The Company estimates that the costs of resolving environmental contingencies related to the Whitehall property range from $4.5 million to $5.0 million, and considers the cost of implementing the Plan, as it is modified in the course of negotiations with the MDEQ, to be the most likely cost within that range. Until the Plan is finally approved by the MDEQ, management cannot provide assurances that no further remediation will be required or that its estimate of the range of possible costs or of the most likely cost of remediation will prove accurate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.7 million as of July 31, 2010, $15.9 million as of January 30, 2010 and $16.1 million as of August 1, 2009. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million and $0.1 million reflected in the second quarter of Fiscal 2011 and 2010, respectively, and $1.6 million and $0.5 million reflected in the first six months of Fiscal 2011 and 2010, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
Patent Action
The Company is named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al, filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleges that the defendants have infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. The complaint seeks treble damages in an unspecified amount and attorneys’ fees. The Company has filed an answer denying the substantive allegations in the complaint and asserting certain affirmative defenses. On December 14, 2007, the Company filed a third-party complaint against Datavantage Corporation and MICROS Systems, Inc., its vendor for the technology at issue in the case, seeking indemnification and defense against the infringement allegations in the complaint. On December 27, 2007, the court stayed proceedings in the litigation pending the outcome of a reexamination of the patent by the U. S. Patent and Trademark Office. On September 15, 2008, the patent examiner issued a first Office Action rejecting all of the claims in the patent as being unpatentable over the prior art. On January 21, 2009, the examiner issued a final office action again rejecting all of the claims in the patent. In April 2009, the examiner issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate for the patent. The litigation is in discovery.
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
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores, now referred to as Lids Locker Room, acquired in November 2009, the Lids Team Sports business, including the newly acquired Brand Innovators team dealer business, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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
Corporate assets include cash, deferred income taxes, deferred note expense, prepaid rent expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other, including litigation and the loss on early retirement of debt.

Three Months Ended		Underground		Johnston
July 31, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$152,967	$17,144	$132,582	$39,066	$21,560	$382	$363,701
Intercompany sales	-0-	-0-	-0-	(1)	(46)	-0-	(47)

Net sales to external customers	$152,967	$17,144	$132,582	$39,065	$21,514	$382	$363,654

Segment operating income (loss)	$(4,526)	$(3,470)	$11,951	$105	$2,259	$(7,740)	$(1,421)
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,001)	(2,001)

Earnings (loss) from operations	(4,526)	(3,470)	11,951	105	2,259	(9,741)	(3,422)
Interest expense	-0-	-0-	-0-	-0-	-0-	(231)	(231)
Interest income	-0-	-0-	-0-	-0-	-0-	4	4

Earnings (loss) from continuing operations before income taxes	$(4,526)	$(3,470)	$11,951	$105	$2,259	$(9,968)	$(3,649)

Total assets**	$290,364	$28,074	$379,924	$65,809	$28,185	$137,178	$929,534
Depreciation	5,201	557	3,940	941	40	464	11,143
Capital expenditures	1,173	179	2,947	687	8	326	5,320

*	Restructuring and other includes a $1.9 million charge for asset impairments, of which $1.1 million is in the Journeys Group, $0.5 million in the Lids Sports Group and $0.3 million in the Underground Station Group.

**	Total assets for the Lids Sports Group include $126.6 million of goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
August 1, 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$148,592	$18,561	$108,880	$39,054	$19,412	$219	$334,718
Intercompany sales	-0-	-0-	(50)	-0-	(10)	-0-	(60)

Net sales to external customers	$148,592	$18,561	$108,830	$39,054	$19,402	$219	$334,658

Segment operating income (loss)	$(3,159)	$(3,789)	$10,526	$(459)	$1,987	$(4,670)	$436
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(3,320)	(3,320)

Earnings (loss) from operations	(3,159)	(3,789)	10,526	(459)	1,987	(7,990)	(2,884)
Interest expense	-0-	-0-	-0-	-0-	-0-	(955)	(955)
Interest income	-0-	-0-	-0-	-0-	-0-	4	4

Earnings (loss) from continuing operations before income taxes	$(3,159)	$(3,789)	$10,526	$(459)	$1,987	$(8,941)	$(3,835)

Total assets**	$283,227	$34,157	$323,333	$78,023	$26,271	$108,990	$854,001
Depreciation	5,990	673	3,564	956	43	497	11,723
Capital expenditures	5,452	54	3,247	782	20	497	10,052

*	Restructuring and other includes a $3.4 million charge for asset impairments, of which $2.5 million is in the Journeys Group, $0.5 million in the Lids Sports Group, $0.2 million in the Underground Station Group and $0.2 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $111.7 million of goodwill.

Six Months Ended		Underground		Johnston
July 31, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$334,858	$43,217	$252,570	$83,603	$49,749	$604	$764,601
Intercompany sales	-0-	-0-	-0-	(1)	(93)	-0-	(94)

Net sales to external customers	$334,858	$43,217	$252,570	$83,602	$49,656	$604	$764,507

Segment operating income (loss)	$4,556	$(2,705)	$21,743	$2,378	$6,891	$(17,290)	$15,573
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(4,444)	(4,444)

Earnings (loss) from operations	4,556	(2,705)	21,743	2,378	6,891	(21,734)	11,129
Interest expense	-0-	-0-	-0-	-0-	-0-	(467)	(467)
Interest income	-0-	-0-	-0-	-0-	-0-	5	5

Earnings (loss) from continuing operations before income taxes	$4,556	$(2,705)	$21,743	$2,378	$6,891	$(22,196)	$10,667

Total assets**	$290,364	$28,074	$379,924	$65,809	$28,185	$137,178	$929,534
Depreciation	10,697	1,146	7,948	1,898	82	1,042	22,813
Capital expenditures	2,847	183	7,288	1,062	20	460	11,860

*	Restructuring and other includes a $4.3 million charge for asset impairments, of which $2.6 million is in the Journeys Group, $0.8 million in the Lids Sports Group, $0.6 million in the Underground Station Group and $0.3 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $126.6 million of goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Six Months Ended		Underground		Johnston
August 1, 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$325,439	$45,289	$207,684	$78,386	$47,968	$325	$705,091
Intercompany sales	-0-	-0-	(50)	(2)	(15)	-0-	(67)

Net sales to external customers	$325,439	$45,289	$207,634	$78,384	$47,953	$325	$705,024

Segment operating income (loss)	$2,354	$(4,239)	$17,050	$(302)	$5,604	$(13,100)	$7,367
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(8,293)	(8,293)

Earnings (loss) from operations	2,354	(4,239)	17,050	(302)	5,604	(21,393)	(926)
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(3,124)	(3,124)
Interest income	-0-	-0-	-0-	-0-	-0-	12	12

Earnings (loss) from continuing operations before income taxes	$2,354	$(4,239)	$17,050	$(302)	$5,604	$(29,624)	$(9,157)

Total assets**	$283,227	$34,157	$323,333	$78,023	$26,271	$108,990	$854,001
Depreciation	12,470	1,401	6,901	1,949	90	1,040	23,851
Capital expenditures	11,221	78	6,487	2,656	30	588	21,060

*	Restructuring and other includes a $7.9 million charge for asset impairments, of which $6.1 million is in the Journeys Group, $0.8 million in the Underground Station Group, $0.6 million in the Lids Sports Group and $0.4 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $111.7 million of goodwill.

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
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Timing and amount of non-cash asset impairments.

•	The Company’s ability to continue to complete acquisitions, expand its business and diversify its product base.

•	Continuing weakness in the consumer economy.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution, including continuation or worsening of recent manufacturing and shipping delays affecting Chinese product in particular.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	Competition in the Company’s markets and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

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
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada, e-commerce websites and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s licensed brands are distributed to more than 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates headwear and accessories stores in the U.S., Puerto Rico and Canada, the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, an e-commerce business and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 31, 2010, the Company operated 2,264 retail stores in the U.S., Puerto Rico and Canada.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Hat World, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores, now referred to as Lids Locker Room, acquired in November 2009, the Lids Team Sports business, including the newly acquired Brand Innovators team dealer business, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group and Sports Fan-Attic stores, now referred to as Lids Locker Room, that sell licensed sports headwear, apparel and accessories to sports fans of all ages. The Lids store locations average approximately 800 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. Sports Fan-Attic, or Lids Locker Room, locations average approximately 3,075 square feet and are in malls primarily in the southeastern United States. Lids Sports also sells headwear and accessories through e-commerce operations. In November 2009, the Company acquired Sports Fan-Attic, as part of the Lids Sports Group. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Lids Sports Group. In September 2009, the Company acquired Great Plains Sports, also a team dealer business, as part of the Lids Sports Group. In May 2010, the Company acquired Brand Innovators, a West coast team dealer business, as part of Lids Sports Group. Together, these team dealer businesses make up Lids Team Sports.
Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy shops average approximately 1,475 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear, luggage and accessories in factory stores, averaging approximately 2,325 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation.
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
Strategy
The Company’s long-term strategy for many years has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to the economic downturn. The Company has also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.
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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers (particularly customers of Journeys Group, Underground Station Group and Lids stores) can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recession and the current high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size in the industry are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 8.7% during the second quarter of Fiscal 2011 compared to Fiscal 2010. The increase reflected a 22% increase in Lids Sports Group sales, a 3% increase in Journeys Group sales and an 11% increase in Licensed Brands, offset by an 8% decrease in Underground Station Group sales. Johnston & Murphy Group sales were flat. Gross margin decreased as a percentage of net sales during the second quarter of Fiscal 2011, primarily due to margin decreases in the Journeys Group and Lids Sports Group offset by margin increases in the Underground Station Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses increased as a percentage of net sales during the quarter, due to increases in selling and administrative expenses as a percentage of net sales in all of the Company’s business units except Lids Sports Group. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2011, due to decreased earnings from operations as a percentage of net sales in the Journeys Group and Lids Sports Group offset by increased earnings from operations as a percentage of net sales in the Underground Station Group, Johnston & Murphy Group and Licensed Brands.
Significant Developments
Brand Innovators Acquisition
In the second quarter of Fiscal 2011, the Company completed a small acquisition of the assets of Brand Innovators Inc., a West Coast team dealer business, as part of the Lids Sports Group.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which included 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange agreements, the Company recognized a loss on the early retirement of debt of $5.1 million in the first six months of Fiscal 2010, reflected on the Condensed Consolidated Statements of Operations.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.0 million in the second quarter of Fiscal 2011, including $1.9 million in asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $4.4 million in the first six months of Fiscal 2011, including $4.3 million in asset impairments and $0.1 million for other legal matters.
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
Results of Operations — Second Quarter Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales in the second quarter ended July 31, 2010 increased 8.7% to $363.7 million from $334.7 million in the second quarter ended August 1, 2009. Gross margin increased 8.3% to $184.0 million in the second quarter this year from $169.9 million in the same period last year but decreased as a percentage of net sales from 50.8% to 50.6%. Selling and administrative expenses in the second quarter this year increased 9.4% from the second quarter last year and increased as a percentage of net sales from 50.7% to 51.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
The loss from continuing operations before income taxes (“pretax loss”) for the second quarter ended July 31, 2010 was $(3.6) million compared to $(3.8) million for the second quarter ended August 1, 2009. The pretax loss for the second quarter ended July 31, 2010 included restructuring and other charges of $2.0 million, primarily for retail store asset impairments and other legal matters. The pretax loss for the second quarter ended August 1, 2009 included restructuring and other charges of $3.3 million, primarily for retail store asset impairments, other legal matters and lease terminations.
The net loss for the second quarter ended July 31, 2010 was $(3.2) million ($0.14 diluted loss per share) compared to $(2.7) million ($0.13 diluted loss per share) for the second quarter ended August 1, 2009. The net loss for the second quarter ended July 31, 2010 included a $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 34.3% in the second quarter this year compared to 30.6% in the same period last year. The variance in the effective tax rate for the second quarter this year compared to the second quarter last year is primarily attributable to the mix in earnings between a profit in the Canadian operations and a loss in the U.S. operations.
Journeys Group

	Three Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$152,967	$148,592	2.9%
Loss from operations	$(4,526)	$(3,159)	(43.3)%
Operating margin	(3.0)%	(2.1)%
Net sales from Journeys Group increased 2.9% to $153.0 million for the second quarter ended July 31, 2010 compared to $148.6 million for the same period last year. The increase reflects primarily a 2% increase in comparable store sales and a 1% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable store sales increase reflected a 5% increase in footwear unit comparable sales offset by a 2% decrease in average price per pair of shoes, reflecting increased markdowns. Unit sales increased 5% during the same period. Journeys Group operated 1,026 stores at the end of the second quarter of Fiscal 2011, including 151 Journeys Kidz stores, 56 Shi by Journeys stores and three Journeys stores in Canada, compared to 1,021 stores at the end of the second quarter last year, including 148 Journeys Kidz stores and 55 Shi by Journeys stores.
Journeys Group loss from operations for the second quarter ended July 31, 2010 increased 43.3% to $(4.5) million compared to $(3.2) million for the second quarter ended August 1, 2009. The increase in the loss was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns, and to increased expenses as a percentage of net sales, reflecting increased bonus expense when compared to the second quarter last year.
Underground Station Group

	Three Months Ended
	July 31,	August 1%
	2010	2009	Change
	(dollars in thousands)
Net sales	$17,144	$18,561	(7.6)%
Loss from operations	$(3,470)	$(3,789)	8.4%
Operating margin	(20.2)%	(20.4)%
Net sales from the Underground Station Group decreased 7.6% to $17.1 million for the second quarter ended July 31, 2010 from $18.6 million for the same period last year. The decrease reflects an 8% decrease in average Underground Station stores operated and a 4% decrease in comparable store sales. Comparable footwear unit sales increased 2% while the average price per pair of shoes decreased 5%, reflecting changes in product mix. Unit sales decreased 2% during the same period. Underground Station Group operated 162 stores at the end of the second quarter of Fiscal 2011, including 154 Underground Station stores, compared to 176 stores at the end of the second quarter last year, including 166 Underground Station stores.
Underground Station Group loss from operations for the second quarter ended July 31, 2010 improved to $(3.5) million from $(3.8) million in the second quarter ended August 1, 2009. The improvement was due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and increased initial mark-on from changes in product mix.
Lids Sports Group

	Three Months ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$132,582	$108,830	21.8%
Earnings from operations	$11,951	$10,526	13.5%
Operating margin	9.0%	9.7%
Net sales from Lids Sports Group increased 21.8% to $132.6 million for the second quarter ended July 31, 2010 compared to $108.8 million for the same period last year, reflecting a 7% increase in comparable store sales, a $7.1 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and a $5.1 million increase in sales from Lids Locker Room. The comparable store sales increase reflected a 5% increase in comparable store units sold, primarily from strength in fashion-oriented Major League Baseball products, NCAA products, NHL products and NBA products, and a 2% increase in average price per hat. Lids Sports Group operated 916 stores at the end of the second quarter of Fiscal 2011, including 62 stores in Canada and 37 Sports Fan-Attic stores, compared to 883 stores at the end of the second quarter last year, including 51 stores in Canada.

Lids Sports Group earnings from operations for the second quarter ended July 31, 2010 increased 13.5% to $12.0 million compared to $10.5 million for the second quarter ended August 1, 2009. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$39,065	$39,054	0.0%
Earnings (loss) from operations	$105	$(459)	NM
Operating margin	0.3%	(1.2)%
Johnston & Murphy Group net sales were flat at $39.1 million for the second quarter ended July 31, 2010. Johnston & Murphy wholesale sales increased 10% for the second quarter ended July 31, 2010 while comparable store sales for Johnston & Murphy retail operations were flat for the same period. Unit sales for the Johnston & Murphy wholesale business increased 5% in the second quarter of Fiscal 2011 and the average price per pair of shoes increased 5% for the same period due to lower closeout sales. Retail operations accounted for 73.2% of Johnston & Murphy Group segment sales in the second quarter this year, down from 75.6% in the second quarter last year. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2011 included 160 Johnston & Murphy shops and factory stores compared to 161 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2010.
Johnston & Murphy Group earnings from operations for the second quarter ended July 31, 2010 increased to $0.1 million compared to a loss of $(0.5) million for the same period last year, primarily due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and changes in product mix.
Licensed Brands

	Three Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$21,514	$19,402	10.9%
Earnings from operations	$2,259	$1,987	13.7%
Operating margin	10.5%	10.2%
Licensed Brands’ net sales increased 10.9% to $21.5 million for the second quarter ended July 31, 2010, from $19.4 million for the second quarter ended August 1, 2009. The sales increase reflects a 5% increase in sales of Dockers footwear and $1.1 million of increased sales from a line of footwear that the Company is sourcing under a different brand with limited distribution. Unit sales for Dockers footwear increased 9% for the second quarter this year while the average price per pair of Dockers shoes decreased 3% compared to the same period last year.

Licensed Brands’ earnings from operations for the second quarter ended July 31, 2010 increased 13.7% to $2.3 million compared to $2.0 million for the same period last year. The increase is due primarily to increased net sales and increased gross margin as a percentage of net sales, reflecting fewer sales of closeouts at lower margins.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended July 31, 2010 was $9.7 million compared to $8.0 million for the second quarter ended August 1, 2009. Corporate expense in the second quarter this year included $2.0 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters, a $0.5 million charge due to flood loss and $0.5 million in acquisition related professional fees. Last year’s expense in the second quarter included $3.3 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of improving performance in the second quarter this year compared to deteriorating performance in the second quarter last year which led to bonus accrual reversals in the second quarter last year.
Interest expense decreased 75.8% from $1.0 million in the second quarter ended August 1, 2009 to $0.2 million for the second quarter ended July 31, 2010, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010 and no revolver borrowings during the second quarter this year. Last year had an average of $21.3 million in revolver borrowings outstanding during the second quarter ended August 1, 2009.
Results of Operations — Six Months Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales in the six months ended July 31, 2010 increased 8.4% to $764.5 million from $705.0 million in the six months ended August 1, 2009. Gross margin increased 9.2% to $392.1 million in the six months this year from $359.2 million in the same period last year and increased as a percentage of net sales from 50.9% to 51.3%. Selling and administrative expenses in the first six months this year increased 7.0% from the first six months last year but decreased as a percentage of net sales from 49.9% to 49.3%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings (loss)”) for the six months ended July 31, 2010 were $10.7 million compared to a pretax loss of $(9.2) million for the six months ended August 1, 2009. Pretax earnings for the six months ended July 31, 2010 included restructuring and other charges of $4.4 million, primarily for retail store asset impairments and other legal matters. The pretax loss for the six months ended August 1, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $8.3 million primarily for retail store asset impairments, other legal matters and lease terminations.

Net earnings for the six months ended July 31, 2010 were $5.4 million ($0.22 diluted earnings per share) compared to a net loss of $(8.5) million ($0.42 diluted loss per share) for the six months ended August 1, 2009. The net earnings for the six months ended July 31, 2010 included $0.7 million ($0.03 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The net loss for the six months ended August 1, 2009 included $0.2 million ($0.01 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 42.2% in the first six months this year compared to 9.7% in the same period last year. The variance in the effective tax rate for the first six months this year compared to the first six months last year is primarily attributable to the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first six months last year.
Journeys Group

	Six Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$334,858	$325,439	2.9%
Earnings from operations	$4,556	$2,354	93.5%
Operating margin	1.4%	0.7%
Net sales from Journeys Group increased 2.9% to $334.9 million for the six months ended July 31, 2010 compared to $325.4 million for the same period last year. The increase reflects primarily a 2% increase in comparable store sales and a 1% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven). The comparable store sales increase reflected a 4% increase in footwear unit comparable sales offset by a 2% decrease in average price per pair of shoes, reflecting changes in product mix. Unit sales increased 5% during the same period.
Journeys Group earnings from operations for the six months ended July 31, 2010 increased 93.5% to $4.6 million compared to $2.4 million for the six months ended August 1, 2009. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting store-related expense leverage from positive comparable store sales and lower depreciation expense.
Underground Station Group

	Six Months Ended
	July 31,	August 1%
	2010	2009	Change
	(dollars in thousands)
Net sales	$43,217	$45,289	(4.6)%
Loss from operations	$(2,705)	$(4,239)	36.2%
Operating margin	(6.3)%	(9.4)%

Net sales from the Underground Station Group decreased 4.6% to $43.2 million for the six months ended July 31, 2010 from $45.3 million for the same period last year. The decrease reflects a 7% decrease in average Underground Station stores operated and a 2% decrease in comparable store sales. Comparable footwear unit sales increased 5% while the average price per pair of shoes decreased 4%, reflecting changes in product mix.
Underground Station Group loss from operations for the six months ended July 31, 2010 improved to $(2.7) million from $(4.2) million for the six months ended August 1, 2009. The improvement was primarily due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and increased initial mark-on from changes in product mix, and to decreased expenses as a percentage of net sales due to decreased occupancy costs and depreciation.
Lids Sports Group

	Six Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$252,570	$207,634	21.6%
Earnings from operations	$21,743	$17,050	27.5%
Operating margin	8.6%	8.2%
Net sales from Lids Sports Group increased 21.6% to $252.6 million for the six months ended July 31, 2010 compared to $207.6 million for the same period last year, reflecting an 8% increase in comparable store sales, a $10.1 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and a $10.4 million increase in sales from Lids Locker Room. The comparable store sales increase reflected a 6% increase in comparable store units sold, primarily from strength in fashion-oriented Major League Baseball products, NCAA products, NHL products and NBA products, and a 2% increase in average price per hat.
Lids Sports Group earnings from operations for the six months ended July 31, 2010 increased 27.5% to $21.7 million compared to $17.1 million for the six months ended August 1, 2009. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.
Johnston & Murphy Group

	Six Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$83,602	$78,384	6.7%
Earnings (loss) from operations	$2,378	$(302)	NM
Operating margin	2.8%	(0.4)%
Johnston & Murphy Group net sales increased 6.7% to $83.6 million for the six months ended July 31, 2010 from $78.4 million for the six months ended August 1, 2009, reflecting primarily a 5% increase in comparable store sales and a 13% increase in Johnston & Murphy wholesale sales offset by a 1% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 10% in the first six months of Fiscal 2011 and the average price per pair of shoes increased 3% for the same period due to lower closeout sales. Retail operations accounted for 72.3% of Johnston & Murphy Group segment sales in the first six months this year, down from 73.9% in the first six months last year. The comparable store sales increase in the first six months ended July 31, 2010 reflects a 9% increase in footwear unit comparable sales offset by a 5% decrease in average price per pair of shoes for Johnston & Murphy retail operations, primarily due to changes in product mix.
Johnston & Murphy Group earnings from operations for the six months ended July 31, 2010 increased to $2.4 million compared to a loss of $(0.3) million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales. Gross margin reflected decreased markdowns and lower closeout sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Six Months Ended
	July 31,	August 1,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$49,656	$47,953	3.6%
Earnings from operations	$6,891	$5,604	23.0%
Operating margin	13.9%	11.7%
Licensed Brands’ net sales increased 3.6% to $49.7 million for the six months ended July 31, 2010, from $48.0 million for the six months ended August 1, 2009. The sales increase reflects $2.4 million of increased sales from a line of footwear that the Company is sourcing under a different brand with limited distribution offset by a 2% decrease in sales of Dockers footwear. Dockers’ sales decrease reflected fewer closeout sales and depleted inventory levels associated with reduced manufacturing and shipping capacity from China. Unit sales for Dockers footwear were flat for the first six months this year and the average price per pair of Dockers shoes decreased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the six months ended July 31, 2010 increased 23.0% to $6.9 million compared to $5.6 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting fewer sales of closeouts at lower margins. Expenses as a percentage of net sales were flat for the six months ended July 31, 2010.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the six months ended July 31, 2010 was $21.7 million compared to $26.5 million for the six months ended August 1, 2009. Corporate expense for the six months this year included $4.4 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters, a $0.5 million charge due to flood loss and $0.7 million in acquisition related professional fees. Corporate expense for the six months ended August 1, 2009 included a $5.1 million loss on the early retirement of debt and $8.3 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first six months this year compared to a loss in the first six months last year.
Interest expense decreased 85.1% from $3.1 million in the six months ended August 1, 2009 to $0.5 million for the six months ended July 31, 2010, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010 and no revolver borrowings during the first six months this year. Last year had an average of $23.5 million in revolver borrowings outstanding during the six months ended August 1, 2009. Interest income decreased $7,000 from the six months ended August 1, 2009.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 31,	January 30,	August 1,
	2010	2010	2009
	(dollars in millions)
Cash and cash equivalents	$49.0	$82.1	$21.5
Working capital	$273.5	$280.4	$262.6
Long-term debt	$-0-	$-0-	$53.0
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $9.6 million in the first six months of Fiscal 2011 compared to $33.5 million in the first six months of Fiscal 2010. The $23.9 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in inventory of $57.5 million offset by increases in cash flow from improved earnings and changes in accounts payable and other accrued liabilities of $25.5 million and $8.6 million, respectively. The $57.5 million decrease in cash flow from inventory reflected last year’s efforts to reduce wholesale and Journeys Group inventories and this year’s increased purchases in the Journeys Group and Lids Sports Group to support sales. The $25.5 million increase in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors. The $8.6 million increase in cash flow from other accrued liabilities was due to increased bonus accruals for the six months this year compared to the six months last year.
The $84.4 million increase in inventories at July 31, 2010 from January 30, 2010 levels reflected seasonal increases in retail inventory to support Back-to-School sales.
Accounts receivable at July 31, 2010 increased $2.7 million compared to January 30, 2010, due primarily to increased wholesale sales reflecting growth and seasonal increases in Lids Team Sports.

There were no revolving credit borrowings during the six months ended July 31, 2010. Revolving credit borrowings averaged $23.5 million during the six months ended August 1, 2009. The Company funded its seasonal working capital requirements and its capital expenditures in the first six months this year through cash flow generated by operating activities and cash on hand.
The Company’s contractual obligations decreased from January 30, 2010. Operating leases decreased $58.0 million offset by an increase of $44.7 million in purchase obligations due to seasonal increases in purchases of retail inventory.
Capital Expenditures
Total capital expenditures in Fiscal 2011 are expected to be approximately $38.9 million. These include retail capital expenditures of approximately $31.8 million to open approximately 12 Journeys stores, two Journeys Kidz stores, four Johnston & Murphy shops and factory stores and 47 Lid Sports Group stores including 15 stores in Canada and seven Lids Locker Room stores and to complete approximately 81 major store renovations. Due to continuing economic uncertainty, the Company intends to continue to be selective with respect to new store locations and to open stores at a slower pace in 2011 than before the recession. The planned amount of capital expenditures in Fiscal 2011 for wholesale operations and other purposes is approximately $7.1 million, including approximately $2.5 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements, capital expenditures and planned acquisitions, although the Company may borrow under its Credit Facility from time to time to support seasonal working capital requirements during Fiscal 2011. The approximately $11.9 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the Credit Facility during Fiscal 2011.
There were $7.3 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at July 31, 2010. Net availability under the facility was $192.7 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $192.7 million at July 31, 2010. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at July 31, 2010.
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
Common Stock Repurchases
In February 2010, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The Company repurchased 408,400 shares at a cost of $11.2 million during the first six months of Fiscal 2011. The Company did not repurchase any shares during the six months ended August 1, 2009.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million and $0.1 million in the second quarter of Fiscal 2011 and Fiscal 2010, respectively, and $1.6 million and $0.5 million for the first six months of Fiscal 2011 and Fiscal 2010, respectively. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The Company does not have any outstanding debt as of July 31, 2010.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at July 31, 2010. As a result, the Company considers the interest rate market risk implicit in these investments at July 31, 2010 to be low.

Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At July 31, 2010, the Company had $0.9 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized loss on contracts outstanding at July 31, 2010 was less than $0.1 million based on current spot rates. As of July 31, 2010, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable — The Company’s accounts receivable balance at July 31, 2010 is primarily concentrated in two of its wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 11% of the Company’s trade accounts receivable balance and no other customer accounted for more than 9% of the Company’s trade receivables balance as of July 31, 2010. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at July 31, 2010, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2011 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles and the accounting principles adopted by the Company during the six months ended July 31, 2010 are included in Note 1 to the Condensed Consolidated Financial statements.
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

Based on their evaluation as of July 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)
May 2010 5-2-10 to 5-29-10	-0-	$-0-	-0-	$-0-

June 2010 5-30-10 to 6-26-10(l)	65,400	$28.43	65,400	$33,092
5-30-10 to 6-26-10(2)	25,082	$27.89	-0-	$-0-

July 2010 6-27-10 to 7-31-10(1)	341,300	$27.11	341,300	$23,839

(1)	During the first quarter of Fiscal 2011, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. As of July 31, 2010, the Company had repurchased 408,400 shares at a cost of $11.2 million.

(2)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 4. Removed and Reserved
Item 6. Exhibits
Exhibits
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: September 9, 2010