Form 10-Q
period 2010-10-30
GENESCO INC
filed 2010-12-09
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☑
As of November 26, 2010, 23,623,506 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

	October 30,	January 30,	October 31,
Assets	2010	2010	2009

Current Assets
Cash and cash equivalents	$24,574	$82,148	$23,620
Accounts receivable, net of allowances of $3,701 at October 30, 2010, $3,232 at January 30, 2010 and $2,996 at October 31, 2009	47,923	27,217	33,425
Inventories	450,902	290,974	359,684
Deferred income taxes	15,094	17,314	15,848
Prepaids and other current assets	37,061	32,419	41,007

Total current assets	575,554	450,072	473,584

Property and equipment:
Land	4,863	4,863	4,863
Buildings and building equipment	17,992	17,992	17,957
Computer hardware, software and equipment	91,496	86,239	82,811
Furniture and fixtures	102,852	101,923	100,356
Construction in progress	6,446	3,196	6,600
Improvements to leased property	278,855	277,624	274,754

Property and equipment, at cost	502,504	491,837	487,341
Accumulated depreciation	(302,009)	(275,544)	(266,077)

Property and equipment, net	200,495	216,293	221,264

Deferred income taxes	17,110	13,545	7,603
Goodwill	150,311	118,995	112,759
Trademarks, net of accumulated amortization of $879 at October 30, 2010, $418 at January 30, 2010 and $342 at October 31, 2009	52,753	52,799	51,460
Other intangibles, net of accumulated amortization of $9,984 at October 30, 2010, $8,795 at January 30, 2010 and $8,557 at October 31, 2009	13,179	3,670	3,378
Other noncurrent assets	8,568	8,278	8,231

Total Assets	$1,017,970	$863,652	$878,279

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	October 30,	January 30,	October 31,
Liabilities and Shareholders’ Equity	2010	2010	2009

Current Liabilities
Accounts payable	$199,299	$92,699	$152,273
Accrued employee compensation	28,921	15,043	13,613
Accrued other taxes	13,865	11,570	10,590
Other accrued liabilities	40,788	40,979	29,019
Provision for discontinued operations	11,642	9,366	9,472

Total current liabilities	294,515	169,657	214,967

Long-term debt	30,400	-0-	29,042
Pension liability	18,030	20,402	22,281
Deferred rent and other long-term liabilities	85,657	85,232	83,883
Provision for discontinued operations	4,594	6,048	6,115

Total liabilities	433,196	281,339	356,288

Commitments and contingent liabilities
Shareholders’ Equity
Non-redeemable preferred stock	5,193	5,220	5,235
Common shareholders’ equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
October 30, 2010 — 24,083,115/23,594,651
January 30, 2010 — 24,562,693/24,074,229
October 31, 2009 —23,158,918/22,670,454	24,083	24,563	23,159
Additional paid-in capital	127,193	146,981	115,088
Retained earnings	474,412	452,210	426,406
Accumulated other comprehensive loss	(28,250)	(28,804)	(30,040)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total shareholders’ equity	584,774	582,313	521,991

Total Liabilities and Shareholders’ Equity	$1,017,970	$863,652	$878,279

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net sales	$464,838	$390,302	$1,229,345	$1,095,326
Cost of sales	228,097	190,136	600,489	535,993
Selling and administrative expenses	207,942	179,271	584,484	531,071
Restructuring and other, net	2,120	2,571	6,564	10,864

Earnings from operations	26,679	18,324	37,808	17,398

Loss on early retirement of debt	-0-	-0-	-0-	5,119
Interest expense, net
Interest expense	306	922	773	4,046
Interest income	-0-	(1)	(5)	(13)

Total interest expense, net	306	921	768	4,033

Earnings from continuing operations before income taxes	26,373	17,403	37,040	8,246
Income tax expense	9,406	5,880	13,906	4,989

Earnings from continuing operations	16,967	11,523	23,134	3,257
Provision for discontinued operations, net	(50)	(80)	(784)	(298)

Net Earnings	$16,917	$11,443	$22,350	$2,959

Basic earnings per common share:
Continuing operations	$.73	$.52	$.98	$.15
Discontinued operations	$.00	$.00	$(.03)	$(.02)

Net earnings	$.73	$.52	$.95	$.13

Diluted earnings per common share:
Continuing operations	$.72	$.50	$.97	$.15
Discontinued operations	$.00	$.00	$(.04)	$(.02)

Net earnings	$.72	$.50	$.93	$.13

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 30,	October 30,	October 30,	October 31,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,917	$11,443	$22,350	$2,959
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	11,265	11,464	34,078	35,315
Amortization of deferred note expense and debt discount	105	433	313	1,877
Loss on early retirement of debt	-0-	-0-	-0-	5,119
Deferred income taxes	(2,595)	2,228	(3,142)	3,774
Provision for losses on accounts receivable	256	126	561	186
Impairment of long-lived assets	2,120	2,594	6,410	10,433
Share-based compensation and restricted stock	2,336	1,995	6,051	5,255
Provision for discontinued operations	82	134	1,295	493
Other	786	508	2,416	1,591
Effect on cash of changes in working capital and other assets and liabilities:
Accounts receivable	(12,066)	(3,663)	(14,783)	(8,230)
Inventories	(52,344)	(25,744)	(136,717)	(52,583)
Prepaids and other current assets	6,307	3,216	(3,507)	(5,439)
Accounts payable	21,811	20,951	94,492	68,090
Other accrued liabilities	16,424	1,740	17,296	(5,973)
Other assets and liabilities	3,249	(176)	(2,887)	(2,077)

Net cash provided by operating activities	14,653	27,249	24,226	60,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,956)	(6,893)	(18,816)	(27,953)
Acquisitions, net of cash acquired	(56,719)	(2,868)	(71,973)	(2,873)
Proceeds from assets sales	4	-0-	6	13

Net cash used in investing activities	(63,671)	(9,761)	(90,783)	(30,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(30)	(52)	(90)	(148)
Payments of long-term debt	(900)	(1,070)	(1,918)	(1,070)
Shares repurchased	(14,026)	-0-	(25,717)	-0-
Change in overdraft balances	8,885	9,863	5,607	9,472
Borrowings under revolving credit facility	55,000	18,100	55,000	134,200
Payments on revolving credit facility	(24,600)	(42,400)	(24,600)	(166,500)
Dividends paid on non-redeemable preferred stock	(50)	(49)	(148)	(148)
Exercise of stock options	276	283	849	455
Other	-0-	-0-	-0-	(290)

Net cash provided by (used in) financing activities	24,555	(15,325)	8,983	(24,029)

Net (decrease) increase in cash and cash equivalents	(24,463)	2,163	(57,574)	5,948
Cash and cash equivalents at beginning of period	49,037	21,457	82,148	17,672

Cash and cash equivalents at end of period	$24,574	$23,620	$24,574	$23,620

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$147	$203	$396	$1,389
Income taxes	1,174	1,503	14,341	6,139
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands

	Total				Accumulated			Total
	Non-Redeemable		Additional		Other			Share-
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Comprehensive	holders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Income	Equity

Balance January 31, 2009	$5,203	$19,732	$49,780	$423,595	$(30,698)	$(17,857)		$449,755

Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	400
Issue shares — Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	1

Comprehensive income							$30,707

Balance January 30, 2010	5,220	24,563	146,981	452,210	(28,804)	(17,857)		582,313

Net earnings	-0-	-0-	-0-	22,350	-0-	-0-	$22,350	22,350
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(148)	-0-	-0-	-0-	(148)
Exercise of stock options	-0-	39	690	-0-	-0-	-0-	-0-	729
Issue shares-Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	5,843	-0-	-0-	-0-	-0-	5,843
Share-based compensation	-0-	-0-	208	-0-	-0-	-0-	-0-	208
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,289)	-0-	-0-	-0-	-0-	(2,371)
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	193	-0-	193	193
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	361	-0-	361	361
Other	(27)	-0-	28	-0-	-0-	-0-	-0-	1

Comprehensive income*							$22,904

Balance October 30, 2010	$5,193	$24,083	$127,193	$474,412	$(28,250)	$(17,857)		$584,774

*	Comprehensive income was $17.1 million and $11.4 million for the third quarter ended October 30, 2010 and October 31, 2009, respectively. Comprehensive income was $3.6 million for the nine months ended October 31, 2009.
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
Nature of Operations
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessories stores in the U.S. and Canada under the Lids, Hat Shack, Hat Zone, HeadQuarters, Cap Connection, and Hat World banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; an e-commerce business conducted primarily through the lids.com website; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 30, 2010, the Company operated 2,311 retail stores in the U.S., Puerto Rico and Canada.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. For the three months and nine months ended October 31, 2009, bank fees totaling approximately $1.0 million and $2.8 million were reclassified from interest expense to selling and administrative expenses, respectively on the Condensed Consolidated Statements of Operations to conform to the current year presentation.
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

In its footwear wholesale operations and its Lids Sports wholesale operations, except for Anaconda Sports, cost is determined using the first-in, first-out (“FIFO”) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

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

The Lids Sports retail segment and its newly acquired Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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
A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test, which is completed in the fourth quarter each year, was consistent with the risks inherent in its business and with industry discount rates.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million in each of the third quarters of Fiscal 2011 and Fiscal 2010 and $1.9 million and $0.8 million for the first nine months of Fiscal 2011 and Fiscal 2010, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. For the third quarters of Fiscal 2011 and 2010, share-based compensation expense was $0.1 million and $0.2 million, respectively. For the third quarters of Fiscal 2011 and 2010, restricted stock expense was $2.2 million and $1.9 million, respectively. For the first nine months of Fiscal 2011 and 2010, share-based compensation expense was $0.2 million and $0.4 million, respectively. For the first nine months of Fiscal 2011 and 2010, restricted stock expense was $5.8 million and $4.9 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The Company did not grant any stock options or issue employee restricted stock for the three months ended October 30, 2010 or October 31, 2009. The Company did not grant any stock options for the nine months ended October 30, 2010 or October 31, 2009. During the nine months ended October 30, 2010, the Company issued 404,995 shares of employee restricted stock at a grant date fair value of $28.41 per share which vest over a four-year term. During the nine months ended October 31, 2009, the Company issued 383,745 shares of employee restricted stock at a grant date fair value of $19.25 per share of which 359,096 shares vest over a four-year term and the remaining 24,649 shares vest over a three-year term. For the nine months ended October 30, 2010, the Company issued 17,838 shares of director restricted stock at a weighted average price of $30.27. For the nine months ended October 31, 2009, the Company issued 21,204 shares of director restricted stock at a weighted average price of $25.46. There was no director restricted stock issued for the three months ended October 30, 2010 or October 31, 2009. There was no director retainer stock issued for the three months and nine months ended October 30, 2010 or October 31, 2009.
Cash and Cash Equivalents
Included in cash and cash equivalents at October 30, 2010, January 30, 2010 and October 31, 2009 are cash equivalents of $0.1 million, $62.7 million and $6.0 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. Uninsured cash balances were $13.9 million as of October 30, 2010. The majority of payments due from banks for customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.
At October 30, 2010, January 30, 2010 and October 31, 2009 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $37.5 million, $31.9 million and $38.3 million, respectively. These amounts are included in accounts payable.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. One customer accounted for 12% and another customer accounted for 10% of the Company’s footwear trade receivables balance, while no other customer accounted for more than 9% of the Company’s footwear trade receivables balance as of October 30, 2010. The Company’s Lids Team Sports wholesale business sells primarily to coaches and players on college, high school and club teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 7% of the Company’s total trade receivables balance as of October 30, 2010.
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $19.4 million, $22.1 million and $23.1 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively, and deferred rent of $32.7 million, $31.1 million and $30.8 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004, Hat Shack, Inc. in January 2007 and Sports Avenue in October 2010. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $149.4 million and $0.9 million for Licensed Brands at October 30, 2010, $119.0 million for the Lids Sports Group at January 30, 2010 and $112.8 million for the Lids Sports Group at October 31, 2009. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
Identifiable intangible assets of the Company with finite lives are primarily in-place leases, trademarks acquired in connection with the acquisition of Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009, Brand Innovators in May 2010, Keuka Footwear in August 2010, Anaconda Sports in August 2010 and Sports Avenue in October 2010, customer lists and non-compete agreements. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 30, 2010 and January 30, 2010 are:
Fair Values

	October 30,		January 30,
In thousands	2010		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolver Borrowings	$30,400	$29,876	$-0-	$-0-
Carrying amounts reported on the Condensed Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of the Company’s long-term debt was based on a valuation using the Discounted Cash Flow method.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.8 million and $1.1 million for the third quarter of Fiscal 2011 and 2010, respectively, and $4.2 million and $3.6 million for the first nine months of Fiscal 2011 and 2010, respectively.

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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for each of the third quarters of Fiscal 2011 and 2010, and $0.2 million and $0.4 million for the first nine months of Fiscal 2011 and 2010, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.4 million, $7.9 million and $5.8 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $9.4 million and $8.6 million for the third quarter of Fiscal 2011 and 2010, respectively, and $24.6 million and $25.0 million for the first nine months of Fiscal 2011 and 2010, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.9 million, $1.3 million and $1.5 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.9 million and $0.7 million for the third quarter of Fiscal 2011 and 2010, respectively, and $2.7 million and $2.4 million for the first nine months of Fiscal 2011 and 2010, respectively. During the first nine months of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million and $1.2 million for the third quarter of Fiscal 2011 and 2010, respectively, and $2.1 million and $3.3 million for the first nine months of Fiscal 2011 and 2010, respectively. During the third quarter of Fiscal 2011 and 2010, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 30, 2010 consisted of $28.9 million of cumulative pension liability adjustments, net of tax, offset by a foreign currency translation adjustment of $0.6 million.
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
The notional amounts of such contracts outstanding at October 30, 2010 and January 30, 2010 were $1.4 million and $0.6 million, respectively. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at October 30, 2010 was $0.1 million. For the nine months ended October 30, 2010, the Company recorded an unrealized gain on foreign currency forward contracts of $0.3 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.
Note 2
Acquisitions and Intangible Assets
Acquisitions
In the third quarter of Fiscal 2011, the Company completed acquisitions for a total purchase price of $56.7 million. The acquisitions consisted primarily of the assets of Anaconda Sports, Inc., a New York team dealer business, as part of the Lids Sports Group, the stock of Keuka Footwear, Inc., an occupational footwear company for service based industries, to be operated within the Licensed Brands segment and the assets of Sports Avenue, a 48 store retail chain with 12 e-commerce sites, selling officially licensed NFL, NCAA, MLB, NBA, NHL and NASCAR headwear, apparel and accessories, to be operated within the Lids Sports Group.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Acquisitions and Intangible Assets, Continued
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements/Backlog		Total
	Oct. 30,	Jan. 30,	Oct. 30,	Jan. 30,	Oct. 30,	Jan. 30,	Oct. 30,	Jan. 30,
(In Thousands)	2010	2010	2010	2010	2010	2010	2010	2010

Gross other intangibles	$9,857	$9,267	$12,206	$2,790	$1,100	$408	$23,163	$12,465
Accumulated amortization	(8,349)	(8,074)	(1,091)	(461)	(544)	(260)	(9,984)	(8,795)

Net Other Intangibles	$1,508	$1,193	$11,115	$2,329	$556	$148	$13,179	$3,670

The amortization of intangibles was $0.5 million and $0.2 million for the third quarter of Fiscal 2011 and 2010, respectively, and $1.2 million and $0.6 million for the first nine months of Fiscal 2011 and 2010, respectively. The amortization of intangibles will be $2.2 million, $2.8 million, $2.5 million, $2.4 million and $2.1 million for Fiscal 2011, 2012, 2013, 2014 and 2015, respectively.
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
The Company recorded a pretax charge to earnings of $2.1 million in the third quarter of Fiscal 2011 for asset impairments. The Company recorded a pretax charge to earnings of $6.6 million in the first nine months of Fiscal 2011, including $6.4 million in asset impairments and $0.2 million for other legal matters.
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
For the nine months ended October 30, 2010 and October 31, 2009, the Company recorded an additional charge to earnings of $1.3 million ($0.8 million net of tax) and $0.5 million ($0.3 million net of tax), respectively, reflected in provision for discontinued operations, net on the Condensed Consolidated Statements of Operations primarily for anticipated costs of environmental remedial alternatives related to facilities formerly operated by the Company.
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 31, 2009	$15,568
Additional provision Fiscal 2010	452
Charges and adjustments, net	(606)

Balance January 30, 2010	15,414
Additional provision Fiscal 2011	1,295
Charges and adjustments, net	(473)

Balance October 30, 2010*	16,236
Current provision for discontinued operations	11,642

Total Noncurrent Provision for Discontinued Operations	$4,594

*	Includes a $16.7 million environmental provision, including $12.1 million in current provision for discontinued operations.
Note 4
Inventories

	October 30,	January 30,
In thousands	2010	2010

Raw materials	$12,763	$5,415
Wholesale finished goods	40,201	22,383
Retail merchandise	397,938	263,176

Total Inventories	$450,902	$290,974

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of October 30, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses

Measured as of May 1, 2010	$1,789	$—	$—	$1,789	$2,351
Measured as of July 31, 2010	$999	$—	$—	$999	$1,934
Measured as of October 30, 2010	$1,689	$—	$—	$1,689	$2,120
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $2.1 million and $6.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and nine months ended October 30, 2010. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at October 30, 2010. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 30,	October 31,	October 30,	October 31,
In thousands	2010	2009	2010	2009

Service cost	$62	$62	$37	$37
Interest cost	1,471	1,642	41	44
Expected return on plan assets	(2,021)	(2,087)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,035	384	14	17

Net amortization	1,036	385	14	17

Net Periodic Benefit Cost	$548	$2	$92	$98

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
In thousands	2010	2009	2010	2009

Service cost	$187	$188	$113	$111
Interest cost	4,426	4,920	121	132
Expected return on plan assets	(6,067)	(6,266)	-0-	-0-
Amortization:
Prior service cost	3	3	-0-	-0-
Losses	3,200	1,366	41	51

Net amortization	3,203	1,369	41	51

Net Periodic Benefit Cost	$1,749	$211	$275	$294

While there was no cash requirement for the Plan in 2010, the Company made a $4.0 million contribution to the Plan in February 2010 and a $0.2 million contribution to the Plan in August 2010.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings Per Share from Continuing Operations

	For the Three Months Ended			For the Three Months Ended
	October 30, 2010			October 31, 2009
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$16,967			$11,523

Less: Preferred stock dividends	(49)			(49)

Basic EPS from continuing operations
Income available to common shareholders	16,918	23,069	$.73	11,474	21,952	$.52

Effect of Dilutive Securities from continuing operations
Options		389			252
Convertible preferred stock(1)	34	54		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		386	1,486
Employees’ preferred stock(3)		50			51

Diluted EPS
Income available to common shareholders plus assumed conversions	$16,952	23,562	$.72	$11,860	23,741	$.50

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 4 preferred stock for the three months ended October 30, 2010 and for Series 1, 3 and 4 preferred stocks for the three months ended October 31, 2009. Therefore, conversion of these convertible preferred shares was not reflected in diluted earnings per share, because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1 and 3 preferred shares for the three months ended October 30, 2010. Therefore, conversion of Series 1 and 3 preferred shares was included in diluted earnings per share for the three months ended October 30, 2010. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of October 30, 2010.

(2)	There were no outstanding debentures for the three months ended October 30, 2010. The amount of the interest on the convertible subordinated debentures for the three months ended October 31, 2009 per common share obtainable on conversion was lower than basic earnings per share, therefore the convertible debentures are reflected in diluted earnings per share for the three months ended October 31, 2009.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the three months ended October 30, 2010 and October 31, 2009.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings Per Share from Continuing Operations, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 30, 2010			October 31, 2009
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$23,134			$3,257

Less: Preferred stock dividends	(148)			(148)

Basic EPS from continuing operations
Income available to common shareholders	22,986	23,337	$.98	3,109	20,868	$.15

Effect of Dilutive Securities from continuing operations
Options		383			167
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-
Employees’ preferred stock(3)		50			51

Diluted EPS
Income available to common shareholders plus assumed conversions	$22,986	23,770	$.97	$3,109	21,086	$.15

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of October 30, 2010.

(2)	There were no outstanding debentures for the nine months ended October 30, 2010. The amount of the interest on the convertible subordinated debentures for the nine months ended October 31, 2009 per common share obtainable on conversion is higher than basic earnings per share, therefore the convertible debentures are not reflected in diluted earnings per share for the nine months ended October 31, 2009 because it would have been antidilutive.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the nine months ended October 30, 2010 and October 31, 2009.
During the first quarter this year, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The board restored the total repurchase authorization in the third quarter this year to $35.0 million. The Company repurchased 864,000 shares at a cost of $24.8 million during the first nine months ended October 30, 2010 of which $1.1 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. All of the $24.8 million in repurchases for the nine months this year, except $0.6 million, was repurchased under the original $35.0 million authorization. The Company did not repurchase any shares during the first nine months ended October 31, 2009. In total, the Company has repurchased 13.1 million shares at a cost of $221.1 million from all authorizations as of October 30, 2010.

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
In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the cost of implementing the Work Plan at approximately $4.6 million. There can be no assurance that remediation costs will not exceed the estimate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $16.7 million as of October 30, 2010, $15.9 million as of January 30, 2010 and $16.1 million as of October 31, 2009. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million in each of the third quarters of Fiscal 2011 and 2010 and $1.9 million and $0.8 million reflected in the first nine months of Fiscal 2011 and 2010, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.
Patent Action
The Company was named as a defendant in Paul Ware and Financial Systems Innovation, L.L.C. v. Abercrombie & Fitch Stores, Inc., et al., filed on June 19, 2007, in the United States District Court for the Northern District of Georgia, against more than 100 retailers. The suit alleged that the defendants had infringed U.S. Patent No. 4,707,592 by using a feature of their retail point of sale registers to generate transaction numbers for credit card purchases. On November 19, 2010, the plaintiffs and the Company entered into a stipulation of Joint Dismissal with Prejudice of all Claims and Counterclaims between them.

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
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Sports Avenue retail licensed sports headwear, apparel and accessory stores acquired in October 2010, both of which are now referred to as Lids Locker Room, the Lids Team Sports business, including the newly acquired Brand Innovators and Anaconda Sports team dealer businesses, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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

Three Months Ended		Underground		Johnston
October 30, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$215,976	$21,729	$152,880	$45,399	$28,712	$368	$465,064
Intercompany sales	-0-	-0-	(177)	-0-	(49)	-0-	(226)

Net sales to external customers	$215,976	$21,729	$152,703	$45,399	$28,663	$368	$464,838

Segment operating income (loss)	$22,316	$(1,268)	$12,709	$1,816	$3,573	$(10,347)	$28,799
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,120)	(2,120)

Earnings (loss) from operations	22,316	(1,268)	12,709	1,816	3,573	(12,467)	26,679
Interest expense	-0-	-0-	-0-	-0-	-0-	(306)	(306)

Earnings (loss) from continuing operations before income taxes	$22,316	$(1,268)	$12,709	$1,816	$3,573	$(12,773)	$26,373

Total assets**	$301,677	$32,352	$461,152	$76,543	$36,550	$109,696	$1,017,970
Depreciation	5,154	531	4,011	935	74	560	11,265
Capital expenditures	2,306	97	3,692	353	-0-	508	6,956

*	Restructuring and other includes a $2.1 million charge for asset impairments, of which $1.6 million is in the Journeys Group, $0.4 million in the Johnston & Murphy Group and $0.1 million in the Lids Sports Group.

**	Total assets for the Lids Sports Group and Licensed Brands include $149.4 million of goodwill and $0.9 million of goodwill, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
October 31, 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$198,407	$21,946	$105,783	$40,361	$23,746	$148	$390,391
Intercompany sales	-0-	-0-	(44)	-0-	(45)	-0-	(89)

Net sales to external customers	$198,407	$21,946	$105,739	$40,361	$23,701	$148	$390,302

Segment operating income (loss)	$17,902	$(1,862)	$7,010	$1,660	$3,921	$(7,736)	$20,895
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,571)	(2,571)

Earnings (loss) from operations	17,902	(1,862)	7,010	1,660	3,921	(10,307)	18,324
Interest expense	-0-	-0-	-0-	-0-	-0-	(922)	(922)
Interest income	-0-	-0-	-0-	-0-	-0-	1	1

Earnings (loss) before income taxes from continuing operations	$17,902	$(1,862)	$7,010	$1,660	$3,921	$(11,228)	$17,403

Total assets**	$288,385	$37,306	$343,454	$76,146	$26,346	$106,642	$878,279
Depreciation	5,783	669	3,442	977	41	552	11,464
Capital expenditures	2,363	52	3,661	357	9	451	6,893

*	Restructuring and other includes a $2.6 million charge for asset impairments, of which $1.7 million is in the Journeys Group, $0.8 million in the Lids Sports Group and $0.1 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $112.8 million goodwill.

Nine Months Ended		Underground		Johnston
October 30, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$550,834	$64,946	$405,450	$129,002	$78,461	$972	$1,229,665
Intercompany sales	-0-	-0-	(177)	(1)	(142)	-0-	(320)

Net sales to external customers	$550,834	$64,946	$405,273	$129,001	$78,319	$972	$1,229,345

Segment operating income (loss)	$26,872	$(3,973)	$34,452	$4,194	$10,464	$(27,637)	$44,372
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(6,564)	(6,564)

Earnings (loss) from operations	26,872	(3,973)	34,452	4,194	10,464	(34,201)	37,808
Interest expense	-0-	-0-	-0-	-0-	-0-	(773)	(773)
Interest income	-0-	-0-	-0-	-0-	-0-	5	5

Earnings (loss) from continuing operations before income taxes	$26,872	$(3,973)	$34,452	$4,194	$10,464	$(34,969)	$37,040

Total assets**	$301,677	$32,352	$461,152	$76,543	$36,550	$109,696	$1,017,970
Depreciation	15,851	1,677	11,959	2,833	156	1,602	34,078
Capital expenditures	5,153	280	10,980	1,415	20	968	18,816

*	Restructuring and other includes a $6.4 million charge for asset impairments, of which $4.2 million is in the Journeys Group, $0.9 million in the Lids Sports Group, $0.7 million in the Johnston & Murphy Group and $0.6 million in the Underground Station Group.

**	Total assets for the Lids Sports Group and Licensed Brands include $149.4 million of goodwill and $0.9 million of goodwill, respectively.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Nine Months Ended		Underground		Johnston
October 31, 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$523,846	$67,235	$313,467	$118,747	$71,714	$473	$1,095,482
Intercompany sales	-0-	-0-	(94)	(2)	(60)	-0-	(156)

Net sales to external customers	$523,846	$67,235	$313,373	$118,745	$71,654	$473	$1,095,326

Segment operating income (loss)	$20,256	$(6,101)	$24,060	$1,358	$9,525	$(20,836)	$28,262
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(10,864)	(10,864)

Earnings (loss) from operations	20,256	(6,101)	24,060	1,358	9,525	(31,700)	17,398
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,119)	(5,119)
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,046)	(4,046)
Interest income	-0-	-0-	-0-	-0-	-0-	13	13

Earnings (loss) before income taxes from continuing operations	$20,256	$(6,101)	$24,060	$1,358	$9,525	$(40,852)	$8,246

Total assets	$288,385	$37,306	$343,454	$76,146	$26,346	$106,642	$878,279
Depreciation	18,253	2,070	10,343	2,926	131	1,592	35,315
Capital expenditures	13,584	130	10,148	3,013	39	1,039	27,953

*	Restructuring and other includes a $10.5 million charge for asset impairments, of which $7.8 million is in the Journeys Group, $1.4 million in the Lids Sports Group, $0.8 million in the Underground Station Group and $0.5 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $112.8 million of goodwill.
Note 10
Subsequent Event
The Company recently determined that it had suffered a criminal intrusion into the portion of its computer network that processes payment card transactions for its United States Journeys, Journeys Kidz, Shi by Journeys and Johnston & Murphy stores and some of its Underground Station stores (the “Intrusion”). The Company took immediate steps to secure the affected part of its network and believes that the Intrusion has been contained. The extent of the Intrusion is not known at this time. The Company is conducting an investigation with the assistance of outside experts to seek to determine the extent of any possible compromise of customer information.

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
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	Timing and amount of non-cash asset impairments.

•	Continuing weakness in the consumer economy particularly as it may affect the crucially important Holiday selling season.

•	The costs and effects of the Network Intrusion described under “Recent Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	Competition in the Company’s markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution, including resumption of recent manufacturing and shipping delays affecting Chinese product in particular.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The Company’s ability to continue to complete acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

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
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy® and Underground Station® stores, in the U.S., Puerto Rico and Canada, and e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand and other brands that the Company licenses for men’s footwear. The Company’s licensed brands are distributed to more than 1,050 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates headwear and accessories stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, an e-commerce business and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 30, 2010, the Company operated 2,311 retail stores in the U.S., Puerto Rico and Canada.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores, the Sports Fan-Attic and Sports Avenue retail licensed sports headwear, apparel and accessory stores, now referred to as Lids Locker Room, acquired in November 2009 and October 2010, respectively, the Lids Team Sports business, including the newly acquired Brand Innovators and Anaconda Sports team dealer businesses, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 800 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. In October 2010, the Company acquired Sports Avenue, as part of the Lids Sports Group. In November 2009, the Company acquired Sports Fan-Attic, as part of the Lids Sports Group. The Sports Fan-Attic and Sports Avenue stores, now referred to as Lids Locker Room, sell licensed sports headwear, apparel and accessories to sports fans of all ages. Sports Fan-Attic and Sports Avenue, or Lids Locker Room, locations average approximately 2,675 square feet and are in malls throughout the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In November 2008, the Company acquired Impact Sports, a team dealer business, as part of the Lids Sports Group. In September 2009, the Company acquired Great Plains Sports, also a team dealer business, as part of the Lids Sports Group. In May 2010, the Company acquired Brand Innovators, a West coast team dealer business, as part of Lids Sports Group. In August 2010, the Company acquired Anaconda Sports, a New York team dealer business, as part of Lids Sports Group. Together, these team dealer businesses make up Lids Team Sports.
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
Strategy
The Company’s long-term strategy for many years has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Our future results are subject to various risks, uncertainties and other challenges, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. Beginning in Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to the economic downturn. The

Company has also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.
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
Summary of Results of Operations
The Company’s net sales increased 19.1% during the third quarter of Fiscal 2011 compared to Fiscal 2010. The increase reflected a 44% increase in Lids Sports Group sales, a 9% increase in Journeys Group sales, a 12% increase in Johnston & Murphy Group sales and a 21% increase in Licensed Brands, offset by a 1% decrease in Underground Station Group sales. Gross margin decreased as a percentage of net sales during the third quarter of Fiscal 2011, primarily due to margin decreases as a percentage of net sales in all of the Company’s business units except Journeys Group, which was flat. Selling and administrative expenses decreased as a percentage of net sales during the quarter, due to decreases in selling and administrative expenses as a percentage of net sales in all of the Company’s business units except Licensed Brands. Earnings from operations increased as a percentage of net sales during the third quarter of Fiscal 2011, due to increased earnings from operations as a percentage of net sales in the Journeys Group and Lids Sports Group and a smaller loss in the Underground Station Group offset by decreased earnings from operations as a percentage of net sales in the Johnston & Murphy Group and Licensed Brands.

Significant Developments
Network Intrusion
The Company recently determined that it had suffered a criminal intrusion into the portion of its computer network that processes payment card transactions for its United States Journeys, Journeys Kidz, Shi by Journeys and Johnston & Murphy stores and some of its Underground Station stores. The Company took immediate steps to secure the affected part of its network and believes that the Intrusion has been contained. The extent of the Intrusion is not known at this time. The Company is conducting an investigation with the assistance of outside experts to seek to determine the extent of any possible compromise of customer information.
Acquisitions
In the third quarter of Fiscal 2011, the Company completed acquisitions for a total purchase price of $56.7 million. The acquisitions consisted primarily of the assets of Anaconda Sports, Inc., a New York team dealer business, as part of the Lids Sports Group, the stock of Keuka Footwear, Inc., an occupational footwear company for service based industries, to be operated within the Licensed Brands segment and the assets of Sports Avenue, a 48 store retail chain with 12 e-commerce sites, selling officially licensed NFL, NCAA, MLB, NBA, NHL and NASCAR headwear, apparel and accessories, to be operated within the Lids Sports Group.
Common Stock Repurchases
During the first quarter this year, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. In October 2010, the board restored the total repurchase authorization to $35.0 million. The Company repurchased 864,000 shares at a cost of $24.8 million during the first nine months of Fiscal 2011 of which $1.1 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. All of the $24.8 million in repurchases for the nine months this year, except $0.6 million, was repurchased under the original $35.0 million authorization. The Company did not repurchase any shares during the nine months ended October 31, 2009.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which included 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. As a result of the exchange agreements, the Company recognized a loss on the early retirement of debt of $5.1 million in the first nine months of Fiscal 2010, reflected on the Condensed Consolidated Statements of Operations.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $2.1 million in the third quarter of Fiscal 2011 for asset impairments. The Company recorded a pretax charge to earnings of $6.6 million in the first nine months of Fiscal 2011, including $6.4 million in asset impairments and $0.2 million for other legal matters.

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
Results of Operations — Third Quarter Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales in the third quarter ended October 30, 2010 increased 19.1% to $464.8 million from $390.3 million in the third quarter ended October 31, 2009. Gross margin increased 18.3% to $236.7 million in the third quarter this year from $200.2 million in the same period last year but decreased as a percentage of net sales from 51.3% to 50.9%. Selling and administrative expenses in the third quarter this year increased 16.0% from the third quarter last year but decreased as a percentage of net sales from 45.9% to 44.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 30, 2010 were $26.4 million compared to $17.4 million for the third quarter ended October 31, 2009. Pretax earnings for the third quarter ended October 30, 2010 included restructuring and other charges of $2.1 million for retail store asset impairments. Pretax earnings for the third quarter ended October 31, 2009 included restructuring and other charges of $2.6 million, primarily for retail store asset impairments.
Net earnings for the third quarter ended October 30, 2010 were $16.9 million ($0.72 diluted earnings per share) compared to $11.4 million ($0.50 diluted earnings per share) for the third quarter ended October 31, 2009. The Company recorded an effective income tax rate of 35.7% in the third quarter this year compared to 33.8% in the same period last year. The variance in the effective tax rate for the third quarter this year compared to the third quarter last year is primarily attributable to less favorable adjustments as required by the Income Tax Topic of the FASB Codification and IRS audit adjustments.
Journeys Group

	Three Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$215,976	$198,407	8.9%
Earnings from operations	$22,316	$17,902	24.7%
Operating margin	10.3%	9.0%

Net sales from Journeys Group increased 8.9% to $216.0 million for the third quarter ended October 30, 2010 compared to $198.4 million for the same period last year. The increase reflects primarily a 9% increase in comparable store sales. The comparable store sales increase reflected an 11% increase in footwear unit comparable sales offset by a 2% decrease in average price per pair of shoes, reflecting lower average selling prices in athletic shoes. Unit sales increased 11% during the same period. Journeys Group operated 1,021 stores at the end of the third quarter of Fiscal 2011, including 150 Journeys Kidz stores, 56 Shi by Journeys stores and three Journeys stores in Canada, compared to 1,022 stores at the end of the third quarter last year, including 148 Journeys Kidz stores and 55 Shi by Journeys stores.
Journeys Group earnings from operations for the third quarter ended October 30, 2010 increased 24.7% to $22.3 million compared to $17.9 million for the third quarter ended October 31, 2009. The increase in earnings was due to increased net sales and decreased expenses as a percentage of net sales, due primarily to the leveraging of occupancy cost and depreciation.
Underground Station Group

	Three Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$21,729	$21,946	(1.0)%
Loss from operations	$(1,268)	$(1,862)	31.9%
Operating margin	(5.8)%	(8.5)%
Net sales from the Underground Station Group decreased 1.0% to $21.7 million for the third quarter ended October 30, 2010 from $21.9 million for the same period last year. The decrease reflects a 9% decrease in average Underground Station stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 3% increase in comparable store sales. Comparable footwear unit sales increased 11% while the average price per pair of shoes decreased 6%, reflecting changes in product mix. Unit sales increased 6% during the same period. Underground Station Group operated 157 stores at the end of the third quarter of Fiscal 2011, including 149 Underground Station stores, compared to 174 stores at the end of the third quarter last year, including 164 Underground Station stores.
Underground Station Group loss from operations for the third quarter ended October 30, 2010 improved to $(1.3) million from $(1.9) million in the third quarter ended October 31, 2009. The improvement was due to decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable store sales and improvements in earnings due to closing underperforming stores.

Lids Sports Group

	Three Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$152,703	$105,739	44.4%
Earnings from operations	$12,709	$7,010	81.3%
Operating margin	8.3%	6.6%
Net sales from Lids Sports Group increased 44.4% to $152.7 million for the third quarter ended October 30, 2010 compared to $105.7 million for the same period last year, reflecting a 13% increase in comparable store sales, a $20.0 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and $10.3 million in sales from Lids Locker Room, including the Sports Avenue stores acquired during the quarter. The comparable store sales increase reflected an 11% increase in comparable store units sold, primarily from strength in Major League Baseball products especially fashion-oriented Major League Baseball products, Branded products and NFL products, and a 1% increase in average price per hat. Lids Sports Group operated 974 stores at the end of the third quarter of Fiscal 2011, including 65 stores in Canada and 89 Lids Locker Room stores, compared to 885 stores at the end of the third quarter last year, including 55 stores in Canada.
Lids Sports Group earnings from operations for the third quarter ended October 30, 2010 increased 81.3% to $12.7 million compared to $7.0 million for the third quarter ended October 31, 2009. The increase was due primarily to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable store sales.
Johnston & Murphy Group

	Three Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$45,399	$40,361	12.5%
Earnings from operations	$1,816	$1,660	9.4%
Operating margin	4.0%	4.1%
Johnston & Murphy Group net sales increased 12.5% to $45.4 million for the third quarter ended October 30, 2010 compared to $40.4 million for the same period last year, reflecting a 7% increase in comparable store sales and a 24% increase in Johnston & Murphy wholesale sales. In the Johnston & Murphy retail business, comparable footwear unit sales increased 13% while average price per pair of shoes decreased 6% reflecting higher markdowns. Unit sales for the Johnston & Murphy wholesale business increased 18% in the third quarter of Fiscal 2011 and the average price per pair of shoes increased 5% for the same period due to lower closeout sales. Retail operations accounted for 69.5% of Johnston & Murphy Group segment sales in the third quarter this year, down from 72.3% in the third quarter last year. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2011 included 159 Johnston & Murphy shops and factory stores compared to 162 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2010.

Johnston & Murphy Group earnings from operations for the third quarter ended October 30, 2010 increased 9.4% to $1.8 million compared to $1.7 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting leverage from positive comparable store sales.
Licensed Brands

	Three Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$28,663	$23,701	20.9%
Earnings from operations	$3,573	$3,921	(8.9)%
Operating margin	12.5%	16.5%
Licensed Brands’ net sales increased 20.9% to $28.7 million for the third quarter ended October 30, 2010, from $23.7 million for the third quarter ended October 31, 2009. The sales increase reflects a 4% increase in sales of Dockers footwear, $3.1 million of increased sales from the Chaps line of footwear that the Company is sourcing with limited distribution and $1.0 million of sales associated with the acquisition of Keuka Footwear in the third quarter this year. Unit sales for Dockers footwear increased 2% for the third quarter this year and the average price per pair of Dockers shoes increased 1% compared to the same period last year.
Licensed Brands’ earnings from operations for the third quarter ended October 30, 2010 decreased 8.9% to $3.6 million compared to $3.9 million for the same period last year. The decrease is due primarily to decreased gross margin as a percentage of net sales reflecting product delivery issues and changes in product mix and increased expenses as a percentage of net sales reflecting increased bonus accruals year over year and purchase price accounting adjustments.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 30, 2010 was $12.5 million compared to $10.3 million for the third quarter ended October 31, 2009. Corporate expense in the third quarter this year included $2.1 million in restructuring and other charges, primarily for retail store asset impairments. Last year’s expense in the third quarter included $2.6 million in restructuring and other charges, primarily for retail store asset impairments. Offsetting the year-over-year reduction in the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of improving performance in the third quarter this year.
Interest expense decreased 66.8% from $0.9 million in the third quarter ended October 31, 2009 to $0.3 million for the third quarter ended October 30, 2010, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010. Average revolver borrowings outstanding were $7.1 million during the third quarter ended October 30, 2010 compared to an average of $5.3 million in revolver borrowings outstanding during the third quarter ended October 31, 2009.
Results of Operations — Nine Months Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales in the nine months ended October 30, 2010 increased 12.2% to $1.229 billion from $1.095 billion in the nine months ended October 31, 2009. Gross margin increased 12.4% to $628.9 million in the nine months this year from $559.3 million in the same period last year and increased as a percentage of net sales from 51.1% to 51.2%. Selling and administrative expenses in the first nine months this year increased 10.1% from the first nine months last year but decreased as a percentage of net sales from 48.5% to 47.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for the nine months ended October 30, 2010 were $37.0 million compared to $8.2 million for the nine months ended October 31, 2009. Pretax earnings for the nine months ended October 30, 2010 included restructuring and other charges of $6.6 million, primarily for retail store asset impairments and other legal matters. Pretax earnings for the nine months ended October 31, 2009 included a loss on the early retirement of debt of $5.1 million and restructuring and other charges of $10.9 million primarily for retail store asset impairments, other legal matters and lease terminations.
Net earnings for the nine months ended October 30, 2010 were $22.4 million ($0.93 diluted earnings per share) compared to $3.0 million ($0.13 diluted earnings per share) for the nine months ended October 31, 2009. Net earnings for the nine months ended October 30, 2010 included a $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. Net earnings for the nine months ended October 31, 2009 included a $0.3 million ($0.02 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 37.5% in the first nine months this year compared to 60.5% in the same period last year. The variance in the effective tax rate for the first nine months this year compared to the first nine months last year is primarily attributable to the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in the first nine months last year.
Journeys Group

	Nine Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$550,834	$523,846	5.2%
Earnings from operations	$26,872	$20,256	32.7%
Operating margin	4.9%	3.9%
Net sales from Journeys Group increased 5.2% to $550.8 million for the nine months ended October 30, 2010 compared to $523.8 million for the same period last year. The increase reflects primarily a 5% increase in comparable store sales and a 1% increase in average Journeys stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). The comparable store sales increase reflected a 6% increase in footwear unit comparable sales offset by a 2% decrease in average price per pair of shoes, reflecting changes in product mix. Unit sales increased 7% during the same period.
Journeys Group earnings from operations for the nine months ended October 30, 2010 increased 32.7% to $26.9 million compared to $20.3 million for the nine months ended October 31, 2009. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting store-related expense leverage from positive comparable store sales and lower depreciation expense.
Underground Station Group

	Nine Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$64,946	$67,235	(3.4)%
Loss from operations	$(3,973)	$(6,101)	34.9%
Operating margin	(6.1)%	(9.1)%
Net sales from the Underground Station Group decreased 3.4% to $64.9 million for the nine months ended October 30, 2010 from $67.2 million for the same period last year. The decrease reflects a 7% decrease in average Underground Station stores operated while comparable store sales were flat. Comparable footwear unit sales increased 7% while the average price per pair of shoes decreased 4%, reflecting changes in product mix.
Underground Station Group loss from operations for the nine months ended October 30, 2010 improved to $(4.0) million from $(6.1) million for the nine months ended October 31, 2009. The improvement was primarily due to increased gross margin as a percentage of net sales, reflecting decreased markdowns and increased initial mark-on from changes in product mix, and to decreased expenses as a percentage of net sales due to decreased occupancy costs and depreciation.
Lids Sports Group

	Nine Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$405,273	$313,373	29.3%
Earnings from operations	$34,452	$24,060	43.2%
Operating margin	8.5%	7.7%
Net sales from Lids Sports Group increased 29.3% to $405.3 million for the nine months ended October 30, 2010 compared to $313.4 million for the same period last year, reflecting a 10% increase in comparable store sales, a $30.1 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and $20.7 million in sales from Lids Locker Room, including the Sports Avenue stores acquired during the quarter. The comparable store sales increase reflected an 8% increase in comparable store units sold, primarily from strength in Major League Baseball products especially fashion-oriented Major League Baseball products, NCAA products, NHL products and NBA products, and a 2% increase in average price per hat.
Lids Sports Group earnings from operations for the nine months ended October 30, 2010 increased 43.2% to $34.5 million compared to $24.1 million for the nine months ended October 31, 2009. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.

Johnston & Murphy Group

	Nine Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$129,001	$118,745	8.6%
Earnings from operations	$4,194	$1,358	208.8%
Operating margin	3.3%	1.1%
Johnston & Murphy Group net sales increased 8.6% to $129.0 million for the nine months ended October 30, 2010 from $118.7 million for the nine months ended October 31, 2009, reflecting primarily a 6% increase in comparable store sales and a 17% increase in Johnston & Murphy wholesale sales, offset by a 1% decrease in average stores operated for Johnston & Murphy retail operations. The comparable store sales increase in the first nine months ended October 30, 2010 reflects a 10% increase in footwear unit comparable sales offset by a 5% decrease in average price per pair of shoes for Johnston & Murphy retail operations, primarily due to changes in product mix. Unit sales for the Johnston & Murphy wholesale business increased 13% in the first nine months of Fiscal 2011 and the average price per pair of shoes increased 4% for the same period due to lower closeout sales. Retail operations accounted for 71.3% of Johnston & Murphy Group segment sales in the first nine months this year, down from 73.4% in the first nine months last year.
Johnston & Murphy Group earnings from operations for the nine months ended October 30, 2010 increased to $4.2 million compared to $1.4 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales. Gross margin reflected decreased markdowns and lower closeout sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Nine Months Ended
	October 30,	October 31,	%
	2010	2009	Change
	(dollars in thousands)
Net sales	$78,319	$71,654	9.3%
Earnings from operations	$10,464	$9,525	9.9%
Operating margin	13.4%	13.3%
Licensed Brands’ net sales increased 9.3% to $78.3 million for the nine months ended October 30, 2010, from $71.7 million for the nine months ended October 31, 2009. The sales increase reflects $5.5 million of increased sales from the Chaps line of footwear that the Company is sourcing with limited distribution and $1.0 million of sales associated with the acquisition of Keuka Footwear in the third quarter of this year, while sales of Dockers footwear were flat. Unit sales for Dockers footwear increased 1% for the first nine months this year while the average price per pair of Dockers shoes was flat compared to the same period last year.
Licensed Brands’ earnings from operations for the nine months ended October 30, 2010 increased 9.9% to $10.5 million compared to $9.5 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting fewer sales of closeouts at lower margins.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the nine months ended October 30, 2010 was $34.2 million compared to $36.8 million for the nine months ended October 31, 2009. Corporate expense for the nine months this year included $6.6 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters, a $0.5 million charge due to flood loss and $0.8 million in acquisition-related professional fees. Corporate expense for the nine months ended October 31, 2009 included a $5.1 million loss on the early retirement of debt and $10.9 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters and lease terminations. Offsetting the year-over-year reduction in the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first nine months this year compared to the first nine months last year.
Interest expense decreased 80.9% from $4.0 million in the nine months ended October 31, 2009 to $0.8 million for the nine months ended October 30, 2010, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010 and a decrease in average revolver borrowings outstanding from $17.4 million during the nine months ended October 31, 2009 to $2.4 million during the nine months ended October 30, 2010. Interest income decreased $8,000 from the nine months ended October 31, 2009.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 30,	January 30,	October 31,
	2010	2010	2009
	(dollars in millions)
Cash and cash equivalents	$24.6	$82.1	$23.6
Working capital	$281.0	$280.4	$258.6
Long-term debt	$30.4	$-0-	$29.0
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $24.2 million in the first nine months of Fiscal 2011 compared to $60.8 million in the first nine months of Fiscal 2010. The $36.6 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in inventory and accounts receivable of $84.1 million and $6.6 million, respectively, offset by increases in cash flow from improved earnings and changes in accounts payable and other accrued liabilities of $26.4 million and $23.3 million, respectively. The $84.1 million decrease in cash flow from inventory reflected last year’s efforts to reduce wholesale inventories and this year’s increased purchases in all business units to support sales. The $6.6 million decrease in cash flow from accounts receivable reflects increased wholesale sales including the additional sales in Lids Team Sports related to recent acquisitions. The $26.4 million increase in cash flow from accounts payable reflected an increase in inventory and changes in buying patterns and payment terms negotiated with individual vendors. The $23.3 million increase in cash flow from other accrued liabilities was due primarily to increased bonus accruals for the nine months this year compared to the nine months last year.

The $136.7 million increase in inventories at October 30, 2010 from January 30, 2010 levels reflected seasonal increases in retail inventory to support holiday sales.
Accounts receivable at October 30, 2010 increased $14.8 million compared to January 30, 2010, due primarily to increased wholesale sales reflecting growth and seasonal increases in Lids Team Sports and in the footwear wholesale businesses.
Revolving credit borrowings averaged $2.4 million during the nine months ended October 30, 2010 and averaged $17.4 million during the nine months ended October 31, 2009. The Company primarily funded its seasonal working capital requirements and its capital expenditures in the first nine months this year through cash flow generated by operating activities and cash on hand.
Capital Expenditures
Total capital expenditures in Fiscal 2011 are expected to be approximately $32.7 million. These include retail capital expenditures of approximately $26.9 million to open approximately seven Journeys stores, three Journeys Kidz stores, three Johnston & Murphy shops and factory stores and 54 Lid Sports Group stores including 14 stores in Canada and 11 Lids Locker Room stores and to complete approximately 78 major store renovations. Due to continuing economic uncertainty, the Company intends to continue to be selective with respect to new store locations and has opened stores at a slower pace in 2011 than before the recession. The planned amount of capital expenditures in Fiscal 2011 for wholesale operations and other purposes is approximately $5.8 million, including approximately $1.9 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements, capital expenditures and planned acquisitions, although the Company has borrowed under its Credit Facility from time to time to support seasonal working capital requirements during Fiscal 2011. The approximately $11.6 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand and borrowings under the Credit Facility during Fiscal 2011.
There were $10.6 million of letters of credit outstanding and $30.4 million of revolver borrowings outstanding under the Credit Facility at October 30, 2010. Net availability under the facility was $159.0 million. The Company is not required to comply with any financial covenants under the facility unless Adjusted Excess Availability (as defined in the Amended and Restated Credit Agreement) is less than 10% of the total commitments under the credit facility (currently $20.0 million). If and during such time as Adjusted Excess Availability is less than such amount, the credit facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of 1.0 to 1.0. Adjusted Excess Availability was $159.0 million at October 30, 2010. Because Adjusted Excess Availability exceeded $20.0 million, the Company was not required to comply with this financial covenant at October 30, 2010.
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
Common Stock Repurchases
In February 2010, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. In October 2010, the board restored the total repurchase authorization to $35.0 million. The Company repurchased 864,000 shares at a cost of $24.8 million during the first nine months of Fiscal 2011 of which $1.1 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. All of the $24.8 million in repurchases for the nine months this year, except $0.6 million, was repurchased under the original $35.0 million authorization. The Company did not repurchase any shares during the nine months ended October 31, 2009.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million in each of the third quarters of Fiscal 2011 and Fiscal 2010 and $1.9 million and $0.8 million for the first nine months of Fiscal 2011 and Fiscal 2010, respectively. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The Company has $30.4 million of outstanding revolver borrowings under its Credit Facility at a weighted average interest rate of 3.25% as of October 30, 2010. A 100 basis point adverse change in interest rates would increase interest expense by $0.1 million on the $30.4 million revolving credit debt.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company does not have significant exposure to changing interest rates on invested cash at October 30, 2010. As a result, the Company considers the interest rate market risk implicit in these investments at October 30, 2010 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At October 30, 2010, the Company had $1.4 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at October 30, 2010 was $0.1 million based on current spot rates. As of October 30, 2010, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable — The Company’s accounts receivable balance at October 30, 2010 is primarily concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. One customer accounted for 12% and another customer accounted for 10% of the Company’s footwear trade accounts receivable balance, while no other customer accounted for more than 9% of the Company’s footwear trade receivables balance as of October 30, 2010. The Company’s Lids Team Sports wholesale business sells primarily to coaches and players on college, high school and club teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 7% of the Company’s total trade receivables balance as of October 30, 2010. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at October 30, 2010, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2011 would not be material.
New Accounting Principles
Descriptions of any recently issued accounting principles and accounting principles adopted by the Company during the nine months ended October 30, 2010 are included in Note 1 to the Condensed Consolidated Financial statements.
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
Based on their evaluation as of October 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Other than the additional risk factor included below, there have been no changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
The Company faces risks with respect to data security and losses related to the unauthorized access to confidential data could harm our business and results of operations.
The Company suffered a criminal intrusion into the portion of its computer network that processes payment card transactions for its United States Journeys, Journeys Kidz, Shi by Journeys and Johnston & Murphy stores and some of its Underground Station stores. As a result, the Company has incurred and expects to continue to incur costs to investigate the intrusion. As a result of the intrusion, we may face litigation and other claims which may have a material adverse effect on our results of operations. In addition, it is possible that harm to the Company’s reputation from the intrusion could negatively affect our sales and results of operations. While we have taken steps to secure the affected part of our network, there can be no assurance that we will not experience such intrusions in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)

August 2010
8-1-10 to 8-28-10(1)	3,354	$27.29	-0-	$-0-

September 2010
8-29-10 to 9-25-10(2)	205,240	$27.63	205,240	$18,170

October 2010
9-26-10 to 10-30-10(1)	12,521	$32.56	-0-	$-0-
9-26-10 to 10-30-10(2)	250,127	$31.96	250,127	$34,352

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

(2)	During the first quarter of Fiscal 2011, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. During the third quarter of Fiscal 2011, the board restored the total repurchase authorization to $35.0 million. As of October 30, 2010, the Company had repurchased 864,000 shares at a cost of $24.8 million for the nine month period.
Item 4. Removed and Reserved
Item 6. Exhibits
Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: December 9, 2010