Form 10-K
period 2011-01-29
GENESCO INC
filed 2011-03-30
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value of common stock held by nonaffiliates of the registrant as of July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $656,000,000. The market value calculation was determined using a per share price of $27.29, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 18, 2011, 23,689,393 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portion of Genesco’s Annual Report to Shareholders for the fiscal year ended January 29, 2011 are incorporated into Part II by reference.
Portions of the proxy statement for the June 22, 2011 annual meeting of shareholders are incorporated into Part III by reference.

PART I
ITEM 1, BUSINESS
General
Genesco is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2011 of $1.79 billion. During Fiscal 2011, the Company operated five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores, the Sports Fan Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Sports Avenue retail licensed sports headwear, apparel and accessory stores acquired in October 2010, both of which are now referred to as Lids Locker Room, the Lids Team Sports business, including the recently acquired Brand Innovators and Anaconda Sports team dealer businesses, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company.
At January 29, 2011, the Company operated 2,309 retail footwear, headwear and sports apparel and accessories stores located primarily throughout the United States and in Puerto Rico, but also including 73 headwear stores and three footwear stores in Canada. It currently plans to open a total of approximately 84 new retail stores and close 72 retail stores in Fiscal 2012. At January 29, 2011, Journeys Group operated 1,017 stores, including 149 Journeys Kidz and 55 Shi by Journeys; Underground Station Group operated 151 stores; Lids Sports Group operated 985 stores and Johnston & Murphy Group operated 156 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores during the five most recent fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2008	2009	2010	2011
Retail Footwear and Headwear Stores
Beginning of year	1,773	2,009	2,175	2,234	2,276
Opened during year	224	229	102	61	53
Acquired during year	49	-0-	-0-	38	58
Closed during year	(37)	(63)	(43)	(57)	(78)

End of year	2,009	2,175	2,234	2,276	2,309

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2011”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 29, 2011). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is referred to in Item 1 of this report is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information
The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is http://www.genesco.com. The Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge through the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Corporate Governance Guidelines and Code of Ethics along with position descriptions for the Board of Directors and Board committees are also available free of charge through the website. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 45% of the Company’s net sales in Fiscal 2011. Operating income attributable to Journeys Group was $55.6 million in Fiscal 2011, with an operating margin of 6.9%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Group.
At January 29, 2011, Journeys Group operated 1,017 stores, including 149 Journeys Kidz stores and 55 Shi by Journeys stores, averaging approximately 1,875 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear for young men, women and children.
Journeys Group added nine stores and closed 17 stores in Fiscal 2011. Comparable store sales increased 7% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. From a base of 967 Journeys Group stores at the end of Fiscal 2008, the Company opened 45 net new Journeys Group stores in Fiscal 2009 and 13 net new stores in Fiscal 2010. In Fiscal 2011, the Journeys Group opened nine new stores and closed 17 stores. Journeys Group plans to open approximately 27 new Journeys Group stores and close 31 stores in Fiscal 2012.
Underground Station Group
The Underground Station Group segment, including e-commerce operations, accounted for approximately 5% of the Company’s net sales in Fiscal 2011. Operating loss attributable to Underground Station Group was ($2.5) million in Fiscal 2011, with an operating margin of (2.6)%.
At January 29, 2011, Underground Station Group operated 151 stores, averaging approximately 1,800 square feet, throughout the United States, selling footwear and accessories primarily for men and women in the 20-35 age group.
Underground Station stores are located primarily in urban markets. Comparable store sales were down 1% for Underground Station Group for Fiscal 2011. For Fiscal 2011, most of the footwear sold in Underground Station stores was branded merchandise, with the remainder made up of private label brands. The product mix at each Underground Station store is tailored in response to local customer preferences and competitive dynamics. The Company did not open any Underground Station stores in Fiscal 2011 and closed 19 stores, leaving the total number of Underground Station Group stores at 151. The Company plans to close approximately 22 Underground Station Group stores in Fiscal 2012. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Lids Sports Group
The Lids Sports Group segment, including Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores; internet sales; Lids Locker Room and Lids Clubhouse retail stores, including Sports Fan Attic stores, acquired in 2009 and Sports Avenue retail stores, acquired in October 2010; and the Lids Team Sports team dealer business, accounted for approximately 34% of the Company’s net sales in Fiscal 2011. Operating income attributable to Lids Sports Group was $57.8 million in Fiscal 2011, with an operating margin of 9.6%.
At January 29, 2011, Lids Sports Group operated 985 stores, averaging approximately 1,000 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 64 net new stores in Fiscal 2011, including 58 acquired stores, and plans to open approximately 30 net new stores in Fiscal 2012.
Comparable store sales for Lids Sports Group were up 9% for Fiscal 2011. The core headwear stores and kiosks, located in malls, airports, street level stores and factory outlet stores nationwide and in Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. Lids Locker Room stores, including Sports Fan Attic stores, located primarily in the Southeast and Sports Avenue stores, located across the United States, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties from an assortment of college and professional teams. The single-team Clubhouse stores offer headwear, apparel and accessories for specific college or professional teams. With the Sports Avenue acquisition, the Company also acquired 12 new team-specific websites.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and internet sales and wholesale distribution, accounted for approximately 10% of the Company’s net sales in Fiscal 2011. Operating income attributable to Johnston & Murphy Group was $8.6 million in Fiscal 2011, with an operating margin of 4.7%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 99% of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 29, 2011, Johnston & Murphy operated 156 retail shops and factory stores throughout the United States averaging approximately 1,725 square feet and selling footwear, luggage and accessories primarily for men in the 35–55 age group, targeting business and professional customers. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy retail shops are located primarily in better malls nationwide and in airports and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Comparable store sales for Johnston & Murphy retail operations increased 8% for Fiscal 2011. Retail prices for Johnston & Murphy footwear generally range from $100 to $265. Total footwear accounted for 66% of total Johnston & Murphy retail sales in Fiscal 2011, with the balance consisting of luggage, apparel and accessories. Johnston & Murphy Group added three new shops and factory stores and closed seven shops and factory stores in Fiscal 2011 and plans to open approximately eight net new shops and factory stores in Fiscal 2012.
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
Licensed Brands
The Licensed Brands segment accounted for approximately 6% of the Company’s net sales in Fiscal 2011. Operating income attributable to Licensed Brands was $12.9 million in Fiscal 2011, with an operating margin of 12.7%. Licensed Brands sales are primarily footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed to men aged 30-55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers in jurisdictions located in China, Italy, Mexico, Brazil, Indonesia, India, Peru, Portugal, Thailand, Vietnam, Bangladesh, Dominican Republic and Spain. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.
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
Trademarks and Licenses
The Company owns its Johnston & Murphy brand and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on December 31, 2012. Net sales of Dockers products were $87 million in Fiscal 2011 and $88 million in Fiscal 2010. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2011.
Wholesale Backlog
Most of the Company’s orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 26, 2011, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $49.4 million, compared to approximately $33.8 million on February 27, 2010. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 15,200 employees at January 29, 2011, approximately 120 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees, and approximately 8,200 of the Company’s employees were part-time.

Properties
At January 29, 2011, the Company operated 2,309 retail footwear, headwear and sports apparel and accessories stores throughout the United States and in Puerto Rico and Canada. New shopping center store leases typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
The general location, use and approximate size of the Company’s principal properties are set forth below:

			Approximate Area
Location	Owned/Leased	Use	Square Feet
Lebanon, TN	Owned	Distribution warehouse	320,000
Nashville, TN	Leased	Executive & footwear operations offices	295,000 *
Chapel Hill, TN	Owned	Distribution warehouse	182,000
Fayetteville, TN	Owned	Distribution warehouse	178,500
Indianapolis, IN	Leased	Distribution warehouse	152,158
Indianapolis, IN	Leased	Distribution warehouse and manufacturing	143,752
Lake Katrine, NY	Leased	Distribution warehouse and administrative offices	68,300
Nashville, TN	Owned	Distribution warehouse	63,000
Deforest, WI	Leased	Distribution warehouse and administrative offices	52,000
Indianapolis, IN	Leased	Headwear operations offices	43,000
Penn Yan, NY	Leased	Distribution warehouse and administrative offices	21,300
Tigard, OR	Leased	Administrative offices	17,844
Rock Island, IL	Leased	Distribution warehouse and administrative offices	17,400
Clifton Park, NY	Leased	Distribution warehouse and administrative offices	14,628
Mississauga, Ontario, Canada	Leased	Distribution warehouse	14,071
Portland, OR	Leased	Distribution warehouse and administrative offices	12,804
Tampa, FL	Leased	Distribution warehouse and administrative offices	7,112

*	The Company occupies approximately 78% of the building and subleases the remainder of the building.
The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis headwear office expires in May 2015. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.

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
The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
•	general economic, industry and weather conditions;

•	energy costs, which affect gasoline and home heating prices;

•	the level of consumer debt;

•	pricing of products;

•	interest rates;

•	tax rates and policies;

•	war, terrorism and other hostilities; and

•	consumer confidence in future economic conditions.
Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns. Reduced demand may also require increased selling and promotional expenses. Other factors could adversely affect consumer demand in portions of the Company’s business. For example, a work stoppage in the National Football League could reduce demand for NFL related products in the Company’s Lids Sports Group segment.
Moreover, while the Company believes that its operating cash flows and its borrowing capacity under committed lines of credit will be more than adequate for its anticipated cash requirements, if the economy were to experience a renewed downturn, or if one or more of the Company’s revolving credit banks were to fail to honor its commitments under the Company’s credit lines, the Company could be required to modify its operations for increased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to the Company.
Finally, deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $153.3 million of goodwill on its Consolidated Balance Sheets at January 29, 2011, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.
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
Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the United States. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, the increase in gasoline and natural gas prices, and the economic consequences of natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition. Demand can also be influenced by other factors beyond our control. For example, sales in the Lids Team Sports segment have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other season interruptions (such as the possible NFL work stoppage referenced above), as well as by the performance and reputation of certain teams.
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
We do not manufacture any of the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat business is dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors.
An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.
Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. We may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Products from alternative sources may also be of lesser quality or more expensive than those we currently import. Risks associated with our reliance on imported products include:
•	disruptions in the shipping and importation of imported products because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;

•	problems with oceanic shipping, including shipping container shortages;

•	increased customs inspections of import shipments or other factors causing delays in shipments;

•	economic crises, natural disasters, international disputes and wars; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restrictions on imports from a foreign country from which we purchase goods;

•	import duties, import quotas and other trade sanctions; and

•	increases in shipping rates.
A significant amount of the inventory we sell is imported from the People’s Republic of China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.
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
We depend on a variety of information technology systems for the efficient functioning of our business and security of information. Security breaches and incidents, such as the unlawful intrusion into a portion of our networks used to process payment card and check transactions for certain retail stores that we announced in December 2010, could expose us to liability connected to any data loss, to higher operational costs related to security enhancements, and to loss of consumer confidence in our retail concepts and brands. Our insurance policies may not provide coverage for these matters or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We rely on certain hardware and software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave the Company vulnerable to security breaches.
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
As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. However, because of economic conditions and the availability of appropriate locations, we slowed our pace of new store openings over the past two fiscal years, and intend to continue to be selective with respect to new locations, and to open fewer stores than in recent years in Fiscal 2012. We increased our net store base by 59 in Fiscal 2009, 42 in Fiscal 2010 and 33 in Fiscal 2011; and currently plan to increase our net store base by approximately 12 stores in Fiscal 2012. We cannot assure you when we will resume a more aggressive store-opening pace or that, when we do, we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
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
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income is generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•	the timing of new store openings and renewals;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	consumer trends, such as less disposable income due to the impact of economic conditions;

•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	other external events beyond our control, such as the possible work stoppage in the NFL, discussed previously;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.
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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 13 to the Consolidated Financial Statements. We are also subject to possible, as yet unasserted claims arising out of the unlawful intrusion into a portion of our computer network which we announced in December 2010. If these or similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and inadvertent violations could result in liability for damages or penalties.

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
In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the cost of implementing the Work Plan at approximately $4.9 million. There can be no assurance that remediation costs will not exceed the estimate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $15.5 million as of January 29, 2011, $15.9 million as of January 30, 2010 and $16.0 million as of January 31, 2009. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2011, $0.8 million in Fiscal 2010 and $9.4 million in Fiscal 2009. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate an agreement entered into merger with the Company in June 2007 (the “Tennessee Action”). UBS Securities LLC and UBS Loan Finance LLC (collectively, “UBS”) subsequently intervened as a defendant in the Tennessee Action, filed an answer to the amended complaint and a counterclaim asserting fraud against the Company.
On November 15, 2007, UBS filed a separate lawsuit in the United States District Court for the Southern District of New York (the “New York Action”), naming the Company and The Finish Line as defendants, and seeking a declaration that its commitment to provide The Finish Line with financing for the merger transaction was void and/or could be terminated by UBS.
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. The Court also declared that The Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered The Finish Line to close the merger, to use its reasonable best efforts to take all actions to consummate the merger as required by the Merger Agreement, and to use its reasonable best efforts to obtain financing. The

Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination in the New York Action.
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
California Actions
On March 3, 2011, there was filed in the U.S. District Court for the Southern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. Both complaints allege that the Company’s retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys’ fees, and other relief. The Company disputes the material allegations in both complaints and intends to defend the actions vigorously.
Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. While the Company has not received notice of any claims arising out of the intrusion, there can be no assurance that such claims will not be asserted in the future, or that such claims will not be material.
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
Robert J. Dennis, 57, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.
James S. Gulmi, 65, Senior Vice President — Finance, Chief Financial Officer and Treasurer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president — finance in January 1996 and renamed Treasurer in August 2008.
Jonathan D. Caplan, 57, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
James C. Estepa, 59, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Underground Station.
Kenneth J. Kocher, 45, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.

Roger G. Sisson, 47, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.
Mimi Eckel Vaughn, 44, Senior Vice President of Strategy and Shared Services. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006 and senior vice president of strategy and shared services in April 2009. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.
Paul D. Williams, 56, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

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
Fiscal Year ended January 30

	High	Low
2010 1st Quarter	$23.26	$11.31
2nd Quarter	26.51	17.51
3rd Quarter	29.69	19.73
4th Quarter	29.71	23.11
Fiscal Year ended January 29

	High	Low
2011 1st Quarter	$35.00	$21.00
2nd Quarter	34.07	24.72
3rd Quarter	34.10	24.49
4th Quarter	41.20	31.90
There were approximately 3,140 common shareholders of record on March 18, 2011.
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

The following table provides information relating to the Company’s repurchase of common stock for the fourth quarter of Fiscal 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	shares (or units)
	(a) Total of		Purchased as	that May Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the Plans
	Units)	per Share (or	Plans or	or Programs
Period	Purchased	Unit)	Programs	(in thousands) (1)
November 2010
10-31-10 to 11-27-10(2)	126	$32.70	-0-	$-0-
December 2010
11-28-10 to 12-25-10	-0-	$-0-	-0-	$-0-
January 2011
12-26-10 to 01-29-11	-0-	$-0-	-0-	$-0-

(1)	There is $34.4 million remaining under the share repurchase program as of January 29, 2011.

(2)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal taxes.
Stock Performance Graph
Refer to the Company’s 2011 Annual Report to Shareholders which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2011	2010	2009	2008	2007

Results of Operations Data
Net sales	$1,789,839	$1,574,352	$1,551,562	$1,502,119	$1,460,478
Depreciation and amortization	47,738	47,462	46,833	45,114	40,330
Earnings from operations	86,083	60,422	259,626	41,821	117,849
Earnings from continuing operations before income taxes	84,961	50,488	250,714	29,920	108,535
Earnings from continuing operations	54,547	29,086	156,219	6,774	66,713
Provision for discontinued operations, net	(1,336)	(273)	(5,463)	(1,603)	(601)

Net earnings	53,211	$28,813	$150,756	$5,171	$66,112

Per Common Share Data
Earnings from continuing operations
Basic	$2.34	$1.35	$8.11	$.29	$2.93
Diluted	2.29	1.31	6.72	.29	2.61
Discontinued operations
Basic	(.06)	(.02)	(.28)	(.07)	(.02)
Diluted	(.05)	(.01)	(.23)	(.07)	(.02)
Net earnings
Basic	2.28	1.33	7.83	.22	2.91
Diluted	2.24	1.30	6.49	.22	2.59

Balance Sheet Data
Total assets	$961,082	$863,652	$816,063	$801,685	$729,048
Long-term debt	-0-	-0-	113,735	147,271	98,390
Non-redeemable preferred stock	5,183	5,220	5,203	5,338	6,602
Common equity	619,135	577,093	444,552	420,778	405,040
Capital expenditures	29,299	33,825	49,420	80,662	73,287

Financial Statistics
Earnings from operations as a percent of net sales	4.8%	3.8%	16.7%	2.8%	8.1%
Book value per share (common equity divided by common shares outstanding)	$26.15	$23.97	$23.10	$18.46	$17.81
Working capital (in thousands)	$278,692	$280,415	$259,137	$238,093	$200,330
Current ratio	2.2	2.7	2.9	2.6	2.5
Percent long-term debt to total capitalization	0.0%	0.0%	20.2%	25.7%	19.3%

Other Data (End of Year)
Number of retail outlets*	2,309	2,276	2,234	2,175	2,009
Number of employees	15,200	13,925	13,775	13,950	12,750

*	Includes 48 Sports Avenue stores in Fiscal 2011 acquired October 8, 2010, 37 Sports Fan Attic stores in Fiscal 2010 acquired November 3, 2009 and 49 Hat Shack stores in Fiscal 2007 acquired January 11, 2007. See Note 2 to the Consolidated Financial Statements.
Reflected in earnings from continuing operations for Fiscal 2009 was a $204.1 million gain on the settlement of merger-related litigation. See Notes 2 and 13 to the Consolidated Financial Statements for additional information.
Reflected in earnings from continuing operations for Fiscal 2009 and 2008 were $8.0 million and $27.6 million, respectively, in merger-related costs and litigation expenses. These expenses were deductible for tax purposes in Fiscal 2009. See Notes 2 and 13 to the Consolidated Financial Statements for additional information regarding these charges.
Reflected in earnings from continuing operations for Fiscal 2011, 2010, 2009, 2008 and 2007 were restructuring and other charges of $8.6 million, $13.4 million, $7.5 million, $9.7 million and $1.1 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. In January 2011, the Company entered into the second amended and restated credit agreement in the aggregate principal amount of $300.0 million. During Fiscal 2010, the Company entered into separate exchange agreements whereby it acquired and retired all $86.2 million in aggregate principal amount of its Debentures due June 15, 2023 in exchange for the issuance of 4,552,824 shares of its common stock. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million reflected in earnings from continuing operations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
The Company has not paid dividends on its Common Stock since 1973. See Notes 6 and 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include the costs of responding to and liability in connection with the network intrusion announced in December 2010, the timing and amount of non-cash asset impairments, weakness in the consumer economy, competition in the Company’s markets, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, the Company’s ability to continue to complete acquisitions, expand its business and diversify its product base and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores, to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation and environmental matters involving the Company. For a discussion of additional risk factors, See Item 1A, Risk Factors.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy® and Underground Station® stores, in the U.S., Puerto Rico and Canada, and e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers® brand and other brands that the Company licenses for men’s footwear. The Company’s licensed brands are distributed to more than 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates headwear and accessories stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, an e-commerce business and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at January 29, 2011, the Company operated 2,309 retail stores in the U.S., Puerto Rico and Canada.

The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised primarily of the Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores, the Sports Fan Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Sports Avenue retail licensed sports headwear, apparel and accessory stores acquired in October 2010, both of which are now referred to as Lids Locker Room, the Lids Team Sports business, including the recently acquired Brand Innovators and Anaconda Sports team dealer businesses and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group and in the urban market. The Underground Station Group stores average approximately 1,800 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 825 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, and in Puerto Rico and Canada. In November 2009, the Company acquired Sports Fan Attic, and in October 2010 Sports Avenue, both retail chains, as part of the Lids Sports Group. The Sports Fan Attic and Sports Avenue stores, now referred to as Lids Locker Room, sell licensed sports headwear, apparel and accessories to sports fans of all ages. Lids Locker Room stores average approximately 2,750 square feet and are in malls and other locations throughout the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In November 2008, the Company acquired Impact Sports, and in September 2009 Great Plains Sports, both team dealer businesses, as part of the Lids Sports Group. In May 2010, the Company acquired Brand Innovators, a West coast team dealer business, and in August 2010, Anaconda Sports, a New York team dealer business, as part of Lids Sports Group. Together, these team dealer businesses make up Lids Team Sports.

Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy shops average approximately 1,500 square feet and are located primarily in better malls nationwide and in airports. Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores. In addition, the Company sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,325 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation.
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
Strategy
The Company’s long-term strategy for many years has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. Beginning in Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company has also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases.
To supplement its organic growth potential, the Company has made acquisitions and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition.
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recent recession and the current relatively high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 13.7% during Fiscal 2011 compared to Fiscal 2010. The increase was driven primarily by a 30% increase in Lids Sports Group sales, a 7% increase in Journeys Group sales, an 11% increase in Johnston & Murphy Group sales and a 9% increase in Licensed Brands sales, offset slightly by a 5% decrease in Underground Station Group sales. Gross margin decreased slightly as a percentage of net sales during Fiscal 2011, primarily due to margin decreases in the Journeys Group, Lids Sports Group and Licensed Brands offset by margin increases in the Underground Station Group and Johnston & Murphy Group. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2011, primarily due to expense decreases as a percentage of net sales in all of the Company’s business segments except Licensed Brands. Earnings from operations increased as a percentage of net sales during Fiscal 2011, primarily due to increased earnings from operations in all the Company’s business segments including a smaller loss in the Underground Station Group, except the Licensed Brands segment.
Significant Developments
Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in its United States Journeys, Journeys Kidz, Shi by Journeys and Johnston & Murphy stores and some of its Underground Station stores. The Company took immediate steps to secure the affected part of its network and believes that the intrusion has been contained. While the Company has not received notice of any claims arising out of the intrusion, there can be no assurance that such claims will not be asserted in the future, or that such claims will not be material.
Acquisitions
In Fiscal 2011, the Company completed acquisitions for a total purchase price of $75.5 million, which included $4.9 million in payments this year for amounts withheld in acquisitions from previous years for certain closing contingencies. The acquisitions consisted primarily of the assets of Brand Innovators Inc., a West Coast team dealer business and the assets of Anaconda Sports, Inc., a New York team dealer business, both as part of the Lids Sports Group, the stock of Keuka Footwear, Inc., an occupational footwear company for service based industries, to be operated within the Licensed Brands segment and the assets of Sports Avenue, a 48 store retail chain with 12 e-commerce sites, selling officially licensed NFL, NCAA, MLB, NBA, NHL and NASCAR headwear, apparel and accessories, to be operated within the Lids Sports Group.
Share Repurchase Program
In Fiscal 2009, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation discussed below under the heading “Terminated Merger Agreement.” The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010. In the first quarter of Fiscal 2011, the board increased the total repurchase authorization to $35.0 million. The board restored the total repurchase authorization in the third quarter of Fiscal 2011 to $35.0 million. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011. All of the $24.8 million in repurchases for Fiscal 2011, except $0.6 million, were repurchased under the original $35.0 million authorization made during the first quarter of Fiscal 2011.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011. The charge reflected in restructuring and other, net included $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters.
The Company recorded a charge to earnings of $13.5 million in Fiscal 2010. The charge reflected in restructuring and other, net included $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in the charge was $0.1 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
The Company recorded a pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was a gain of $14.0 million for Fiscal 2011 compared to a gain of $21.2 million in Fiscal 2010. The discount rate used to measure benefit obligations decreased from 5.625% to 5.25% in Fiscal 2011. As a result of the excess return on plan assets and the amortization of prior year’s losses, which were partially offset by the decrease in the discount rate, the pension liability decreased to $11.9 million reflected in the Consolidated Balance Sheets compared to $20.4 million in Fiscal 2010. There was a decrease in the pension liability adjustment of $3.9 million (net of tax) in accumulated other comprehensive loss in shareholders’ equity. Depending upon future interest rates and returns on plan assets, and other known and unknown factors, there can be no assurance that additional adjustments in future periods will not be required.
Discontinued Operations
For the year ended January 29, 2011, the Company recorded an additional charge to earnings of $2.2 million ($1.3 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.7 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.
For the year ended January 30, 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.

For the year ended January 31, 2009, the Company recorded an additional charge to earnings of $9.0 million ($5.5 million net of tax) reflected in discontinued operations, including $9.4 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.4 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.
Conversion of 4 1/8% Debentures
On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its Debentures due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. During the fourth quarter of Fiscal 2010, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million to induce conversion. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million in Fiscal 2010, reflected on the Consolidated Statements of Operations. After the exchanges and conversions, there was zero aggregate principal amount of Debentures outstanding. For additional information on the conversion of the Debentures, see Note 6 to the Consolidated Financial Statements.
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During Fiscal 2009, the Company expensed $8.0 million in merger-related litigation costs. For additional information, see the “Merger-Related Litigation” section in Note 13 to the Company’s Consolidated Financial Statements.
Critical Accounting Policies
Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or market.

In its footwear wholesale operations and its Lids Sports Group wholesale operations, except for the Anaconda Sports operation, cost is determined using the first-in, first-out (FIFO) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
The Lids Sports retail segment and its newly acquired Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10 percent from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.2 million at January 29, 2011.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made provisions for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2011, $0.8 million reflected in Fiscal 2010 and $9.4 million reflected in Fiscal 2009. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification. This methodology was adopted by the Company as of February 4, 2007, and requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 9 to the Company’s Consolidated Financial Statements for additional information regarding income taxes.
Postretirement Benefits Plan Accounting
Full-time employees who had at least 1,000 hours of service in calendar year 2004, except employees in the Lids Sports Group segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.
As required by the Compensation – Retirement Benefits Topic of the Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability in their Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur. The

Company is required to measure the funded status of a plan as of the date of its fiscal year end. The Company adopted the measurement date change as of January 31, 2009. The Company was required to change the measurement date for its defined benefit pension plan and postretirement benefit plan from December 31 to January 31 (end of fiscal year). As a result of this change, pension expense and actuarial gains/losses for the one-month period ended January 31, 2009 were recognized as adjustments to retained earnings and accumulated other comprehensive loss, respectively. The after-tax charge to retained earnings was $0.1 million. The adoption of the measurement date provision had no effect on the Company’s Consolidated Statements of Operations for Fiscal 2009 or any prior period presented.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2011, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 5.25%, 5.625% and 6.875% for Fiscal 2011, 2010 and 2009, respectively. The discount rate at January 29, 2011 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2011, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.5 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.2 million and the accumulated benefit obligation would have decreased by $5.2 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $5.7 million and the accumulated benefit obligation would have increased by $5.7 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2011, the Company had unrecognized actuarial losses of $41.1 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $2.3 million, $0.2 million and $1.4 million in Fiscal 2011, 2010 and 2009, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to increase in Fiscal 2012 by approximately $0.7 million due to a larger actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For Fiscal 2011, 2010 and 2009, share-based compensation expense was $0.2 million, $0.5 million and $1.7 million, respectively. The Company did not issue any new share-based compensation awards in Fiscal 2011, 2010 or 2009. For Fiscal 2011, 2010 and 2009, restricted stock expense was $7.8 million, $6.5 million and $6.3 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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

Results of Operations — Fiscal 2011 Compared to Fiscal 2010
The Company’s net sales for Fiscal 2011 increased 13.7% to $1.79 billion from $1.57 billion in Fiscal 2010. The increase in net sales was a result of an increase in comparable store sales in the Lids Sports Group, Journeys Group and Johnston & Murphy Group and higher sales in Licensed Brands combined with $52.8 million of sales from businesses acquired over the past twelve months. The higher sales were offset slightly by negative comparable store sales and lower sales, reflecting fewer stores in operation in the Underground Station Group. Gross margin increased 13.3% to $901.8 million in Fiscal 2011 from $795.9 million in Fiscal 2010 but decreased as a percentage of net sales from 50.6% to 50.4%. Selling and administrative expenses in Fiscal 2011 increased 11.8% from Fiscal 2010 but decreased as a percentage of net sales from 45.9% to 45.1%, primarily reflecting expense leverage in the Lids Sports Group, Journeys Group and Johnston & Murphy Group due to positive comparable store sales and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2011 were $85.0 million, compared to $50.5 million for Fiscal 2010. Pretax earnings for Fiscal 2011 included restructuring and other charges of $8.6 million, including $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion announced in December 2010, and $0.1 million for other legal matters. Pretax earnings for Fiscal 2010 included restructuring and other charges of $13.5 million, including $13.3 million for retail store asset impairments and $0.4 million for lease terminations, offset by $0.3 million for other legal matters. Also included in pretax earnings was $0.1 million in excess markdowns related to the lease terminations, reflected in cost of sales on the Consolidated Statements of Operations. Pretax earnings for Fiscal 2010 also included a $5.5 million loss on early retirement of debt.
Net earnings for Fiscal 2011 were $53.2 million ($2.24 diluted earnings per share) compared to $28.8 million ($1.30 diluted earnings per share) for Fiscal 2010. Net earnings for Fiscal 2011 includes $1.3 million ($0.05 diluted earnings per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.5 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2010 includes $0.3 million ($0.01 diluted earnings per share) charge to earnings (net of tax), including $0.5 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 35.8% for Fiscal 2011 compared to 42.4% for Fiscal 2010. This year’s lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million this year, as well as the non-deductibility in Fiscal 2010 of certain items incurred in connection with the inducement of conversion of the Debentures for common stock. Last year’s higher effective tax rate of 42.4% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the Debentures for common stock in Fiscal 2010. See Note 9 to the Consolidated Financial Statements for additional information.

Journeys Group

	Fiscal Year Ended		%
	2011	2010	Change
	(dollars in thousands)
Net sales	$804,149	$749,202	7.3%
Earnings from operations	$55,628	$44,285	25.6%
Operating margin	6.9%	5.9%
Net sales from Journeys Group increased 7.3% to $804.1 million for Fiscal 2011 from $749.2 million for Fiscal 2010. The increase reflects primarily a 7% increase in comparable store sales, resulting from a 7% increase in footwear unit comparable sales with no change in the average price per pair of shoes. Total unit sales increased 8% during the same period. The store count for Journeys Group was 1,017 stores at the end of Fiscal 2011, including 149 Journeys Kidz stores, 55 Shi by Journeys stores and three Journeys stores in Canada, compared to 1,025 stores at the end of Fiscal 2010, including 150 Journeys Kidz stores and 56 Shi by Journeys stores.
Journeys Group earnings from operations for Fiscal 2011 increased 25.6% to $55.6 million, compared to $44.3 million for Fiscal 2010. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting store-related occupancy cost leverage from positive comparable store sales and lower depreciation expense.
Underground Station Group

	Fiscal Year Ended		%
	2011	2010	Change
	(dollars in thousands)
Net sales	$94,351	$99,458	(5.1)%
Loss from operations	$(2,476)	$(4,584)	46.0%
Operating margin	(2.6)%	(4.6)%
Net sales from the Underground Station Group decreased 5.1% to $94.4 million for Fiscal 2011 from $99.5 million for Fiscal 2010. The decrease reflects a 1% decrease in comparable store sales and a 9% decrease in average Underground Station Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). Comparable footwear unit sales increased 4% while the average price per pair of shoes decreased 4%, reflecting changes in product mix. Total unit sales for the Group were flat for Fiscal 2011. Underground Station Group operated 151 stores at the end of Fiscal 2011. The Company had operated 170 Underground Station Group stores at the end of Fiscal 2010. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
Underground Station Group loss from operations for Fiscal 2011 improved to $(2.5) million compared to $(4.6) million for the same period last year. The improvement was due to increased gross margin as a percentage of net sales, reflecting decreased markdowns, decreased expenses as a percentage of net sales due to decreased occupancy costs and depreciation and to earnings improvement resulting from closing underperforming stores.

Lids Sports Group

	Fiscal Year Ended		%
	2011	2010	Change
	(dollars in thousands)
Net sales	$603,345	$465,776	29.5%
Earnings from operations	$57,778	$44,039	31.2%
Operating margin	9.6%	9.5%
Net sales from the Lids Sports Group increased 29.5% to $603.3 million for Fiscal 2011 from $465.8 million for Fiscal 2010. The increase reflects primarily a 9% increase in comparable store sales, a $46.7 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and a $36.0 million increase in sales from Lids Locker Room, including the Sports Avenue stores acquired during the third quarter of the year. The comparable store sales increase reflected a 7% increase in comparable store headwear units sold from strength in Major League Baseball products especially fashion-oriented Major League Baseball products, NCAA products, NFL products and NHL products, and a 2% increase in average price per hat. Lids Sports Group operated 985 stores at the end of Fiscal 2011, including 73 stores in Canada and 99 Lids Locker Room stores, compared to 921 stores at the end of Fiscal 2010, including 60 stores in Canada and 37 Lids Locker Room stores.
Lids Sports Group earnings from operations for Fiscal 2011 increased 31.2% to $57.8 million compared to $44.0 million for Fiscal 2010. The increase in operating income was primarily due to increased net sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.
Johnston & Murphy Group

	Fiscal Year Ended		%
	2011	2010	Change
	(dollars in thousands)
Net sales	$185,011	$166,079	11.4%
Earnings from operations	$8,617	$5,484	57.1%
Operating margin	4.7%	3.3%
Johnston & Murphy Group net sales increased 11.4% to $185.0 million for Fiscal 2011 from $166.1 million for Fiscal 2010, reflecting primarily an 8% increase in comparable store sales and a 21% increase in Johnston & Murphy wholesale sales, partially offset by a 1% decrease in average stores operated for Johnston & Murphy retail operations. The comparable store sales increase in Fiscal 2011 reflects an 11% increase in footwear unit comparable sales offset by a 5% decrease in average price per pair of shoes, primarily due to changes in product mix. Unit sales for the Johnston & Murphy wholesale business increased 14% in Fiscal 2011 and the average price per pair of shoes increased 6% for the same period. Retail operations accounted for 73.3% of Johnston & Murphy Group sales in Fiscal 2011, down from 75.4% in Fiscal 2010. The store count for Johnston & Murphy retail operations at the end of Fiscal 2011 included 156 Johnston & Murphy shops and factory stores compared to 160 Johnston & Murphy shops and factory stores at the end of Fiscal 2010.

Johnston & Murphy earnings from operations for Fiscal 2011 increased 57.1% to $8.6 million from $5.5 million for Fiscal 2010, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Fiscal Year Ended		%
	2011	2010	Change
	(dollars in thousands)
Net sales	$101,644	$93,194	9.1%
Earnings from operations	$12,861	$12,372	4.0%
Operating margin	12.7%	13.3%
Licensed Brands’ net sales increased 9.1% to $101.6 million for Fiscal 2011 from $93.2 million for Fiscal 2010. The sales increase reflects $9.1 million of increased sales from the Chaps line of footwear that the Company is sourcing with limited distribution and a small acquisition made in the third quarter of this year, while sales of Dockers Footwear were flat. Unit sales for Dockers Footwear increased 1% for Fiscal 2011 while the average price per pair of shoes decreased 1% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2011 increased 4.0%, from $12.4 million for Fiscal 2010 to $12.9 million, primarily due to increased net sales.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2011 was $46.3 million compared to $46.7 million for Fiscal 2010. Corporate expense in Fiscal 2011 included $8.6 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Corporate expense in Fiscal 2010 included $13.5 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations offset by other legal matters. Corporate expense for Fiscal 2010 also included $5.5 million for the loss on early retirement of debt. Corporate and other costs of sales for Fiscal 2010 included $0.1 million in excess markdowns related to lease terminations. Corporate expenses, excluding restructuring and other charges and last year’s loss on early retirement of debt, increased $9.9 million primarily due to higher bonus accruals reflecting improved financial performance of the Company.
Interest expense decreased 74.5% from $4.4 million in Fiscal 2010 to $1.1 million in Fiscal 2011, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010.
Results of Operations — Fiscal 2010 Compared to Fiscal 2009
The Company’s net sales for Fiscal 2010 increased 1.5% to $1.57 billion from $1.55 billion in Fiscal 2009. The increase in net sales was a result of a higher number of stores in operation and an increase in comparable store sales in the Lids Sports Group, offset by lower sales in the Journeys Group, reflecting negative comparable store sales of 3%, lower sales in the Underground Station Group stores, reflecting fewer stores in operation and negative comparable store sales, lower sales in the Johnston & Murphy Group, reflecting generally challenging economic conditions and a difficult retail environment, and lower sales in Licensed Brands. Gross margin increased 2.0% to $795.9 million in Fiscal 2010 from $780.0 million in Fiscal 2009 and increased as a percentage of net sales from 50.3% to 50.6%. Selling and administrative expenses in Fiscal 2010 increased 0.7% from Fiscal 2009 but decreased as a percentage of net sales from 46.2% to 45.9%, primarily due to the absence of merger-related expenses and leveraging in the Lids Sports Group due to positive comparable store sales. Expenses in Fiscal 2009 included $8.0 million in merger-related litigation expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
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
Net earnings for Fiscal 2010 were $28.8 million ($1.30 diluted earnings per share) compared to $150.8 million ($6.49 diluted earnings per share) for Fiscal 2009. Net earnings for Fiscal 2010 includes a $0.3 million ($0.01 diluted earnings per share) charge to earnings (net of tax), including $0.5 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2009 includes a $5.5 million ($0.23 diluted earnings per share) charge to earnings (net of tax), including $5.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 42.4% for Fiscal 2010 compared to 37.7% for Fiscal 2009. The effective tax rate for Fiscal 2010 of 42.4% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the 4 1/8% Debentures for common stock in Fiscal 2010. The effective tax rate for Fiscal 2009 of 37.7% is primarily attributable to the deduction of prior period merger-related expenses that became deductible upon termination of the Finish Line merger agreement offset by an income tax liability on an increase in value of shares of common stock received in the settlement of litigation with The Finish Line that had no corresponding income in the financial statements. In addition, the effective rate for Fiscal 2009 was lower due to a $1.2 million reduction in tax liabilities from an agreement reached on a state income tax contingency. See Notes 9 and 13 to the Consolidated Financial Statements for additional information.

Journeys Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$749,202	$760,008	(1.4)%
Earnings from operations	$44,285	$49,050	(9.7)%
Operating margin	5.9%	6.5%
Net sales from Journeys Group decreased 1.4% to $749 million for Fiscal 2010 from $760.0 million for Fiscal 2009. The decrease reflects primarily a 3% decrease in comparable store sales partially offset by a 3% increase in average Journeys stores operated. The comparable store sales decrease reflects a 5% decrease in footwear unit comparable sales offset by a 3% increase in average price per pair of shoes reflecting changes in product mix. Total unit sales decreased 3% during the same period. The store count for Journeys Group was 1,025 stores at the end of Fiscal 2010, including 150 Journeys Kidz stores and 56 Shi by Journeys stores, compared to 1,012 Journeys Group stores at the end of Fiscal 2009, including 141 Journeys Kidz stores and 55 Shi by Journeys stores.
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
Net sales from the Underground Station Group decreased 10.3% to $99.5 million for Fiscal 2010 from $110.9 million for Fiscal 2009. The decrease reflects a 7% decrease in comparable store sales and a 6% decrease in average Underground Station Group stores operated. The decrease in comparable store sales reflects a 1% decrease in footwear unit comparable sales and a 3% decrease in the average price per pair of shoes, reflecting changes in product mix. Unit sales decreased 5% during Fiscal 2010. Underground Station Group operated 170 stores at the end of Fiscal 2010. The Company had operated 180 Underground Station Group stores at the end of Fiscal 2009. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.
Underground Station Group loss from operations for Fiscal 2010 improved to $(4.6) million compared to $(5.7) million for the same period last year. The improvement was due to increased gross margin as a percentage of net sales reflecting improvement in initial mark-on from changes in product mix.

Lids Team Sports Group

	Fiscal Year Ended		%
	2010	2009	Change
	(dollars in thousands)
Net sales	$465,776	$405,446	14.9%
Earnings from operations	$44,039	$36,670	20.1%
Operating margin	9.5%	9.0%
Net sales from the Lids Team Sports Group increased 14.9% to $465.8 million for Fiscal 2010 from $405.4 million for Fiscal 2009. The increase reflects primarily a $24.7 million increase in sales related to Impact Sports and Great Plains Sports, a 3% increase in comparable store sales, a 2% increase in average stores operated and $11.7 million in sales from the newly acquired Sports Fan Attic business. The comparable store sales increase reflected a 4% increase in average price per hat from higher prices in Major League Baseball products and branded action headwear, offset by a 1% decrease in comparable store headwear units sold, primarily from weakness in NCAA and NFL products. Lids Team Sports Group operated 921 stores at the end of Fiscal 2010, including 60 stores in Canada and 37 Sports Fan Attic stores, compared to 885 stores at the end of Fiscal 2009, including 50 stores in Canada.
Lids Team Sports Group earnings from operations for Fiscal 2010 increased 20.1% to $44.0 million compared to $36.7 million for Fiscal 2009. The increase in operating income was primarily due to increased net sales and decreased expenses as a percentage of net sales primarily reflecting leverage from positive comparable store sales.
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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 29,	Jan. 30,	Jan. 31,
	2011	2010	2009
	(dollars in millions)
Cash and cash equivalents	$55.9	$82.1	$17.7
Working capital	$278.7	$280.4	$259.1
Long-term debt	$-0-	$-0-	$113.7
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $102.6 million in Fiscal 2011 compared to $142.1 million in Fiscal 2010. The $39.5 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in inventory and accounts receivable of $68.4 million and $9.8 million, respectively, offset by increases in cash flow from improved earnings and changes in other accrued liabilities of $39.9 million. The $68.4 million decrease in cash flow from inventory reflected the decision this year to accelerate receipts in anticipation of potential supply chain disruptions associated with the Chinese New Year, increased purchases to support sales and last year’s efforts to reduce inventory in order to align inventory growth with sales growth, especially in the Johnston & Murphy Group. The $9.8 million decrease in cash flow from accounts receivable reflects increased wholesale sales including the additional sales in Lids Team Sports related to recent acquisitions. The $39.9 million increase in cash flow from other accrued liabilities reflected increased bonus accruals and increased income tax accruals in Fiscal 2011 compared to Fiscal 2010 resulting from improved earnings.
The $44.3 million increase in inventories at January 29, 2011 from January 30, 2010 levels reflects the decision this year to accelerate receipts in anticipation of potential supply chain disruptions associated with the Chinese New Year and increased purchases to support sales.
Accounts receivable at January 29, 2011 increased $12.1 million compared to January 30, 2010, due primarily to increased wholesale sales reflecting growth in Lids Team Sports and in the Johnston & Murphy wholesale business.
Cash provided by operating activities was $142.1 million in Fiscal 2010 compared to $179.1 million in Fiscal 2009. The $37.0 million decrease in cash flow from operating activities from Fiscal 2009 reflects primarily the receipt of $175.0 million of cash proceeds of the merger-related litigation settlement in Fiscal 2009, offset by an increase in cash flow from changes in inventory, accounts payable, other accrued liabilities and prepaids and other current assets of $27.4 million, $19.5 million, $19.4 million and $16.2 million, respectively. The $27.4 million increase in cash flow from inventory reflected efforts to reduce inventory in order to align inventory growth with sales growth, especially in the Johnston & Murphy Group. The $19.5 million increase in cash flow from accounts payable reflected changes in buying patterns, including actions taken to reduce inventory in the prior year, and payment terms negotiated with individual vendors. The $19.4 million increase in cash flow from other accrued liabilities reflected Fiscal 2009 reduction in accrued professional fees related to the terminated merger agreement and reduction in income taxes plus a Fiscal 2010 additional accrual related to environmental insurance. The $16.2 million increase in cash flow from prepaids and other current assets was due to decreased prepaid income taxes compared to Fiscal 2009.
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
Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility discussed below. The Company believes that cash and cash equivalents on hand, cash from operations and availability under its Credit Facility will be sufficient to cover its working capital and capital expenditures for the foreseeable future.
The Company entered into the Second Amended and Restated Credit Agreement (the “Credit Facility”) on January 21, 2011, in the aggregate principal amount of $300.0 million, with a $40.0 million swingline loan sublimit and a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, and has a five-year term, expiring in January 2016. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($300.0 million or, if increased at the Company’s option, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves. For additional information on the Company’s Credit Facility, see Note 6 to the Consolidated Financial Statements included in Item 8.
Revolving credit borrowings averaged $7.0 million during Fiscal 2011 and $15.4 million during Fiscal 2010, as cash on hand and cash generated from operations primarily funded seasonal working capital requirements and capital expenditures for Fiscal 2011.
There were $10.5 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at January 29, 2011. Net availability under the facility was $235.2 million. The Company is not required to comply with any financial covenants under the facility unless Excess Availability (as defined in the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $235.2 million at January 29, 2011. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at January 29, 2011.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2012.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $197,000.
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 29, 2011.

	Payments Due by Period
					More
(in thousands)		Less than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Capital Lease Obligations	$37	$22	$3	$3	$9
Operating Lease Obligations	913,884	170,971	300,169	235,482	207,262
Purchase Obligations(1)	376,063	376,063	-0-	-0-	-0-
Other Long-Term Liabilities	1,366	176	351	351	488

Total Contractual Obligations(2)	$1,291,350	$547,232	$300,523	$235,836	$207,759

	Amount of Commitment Expiration Per Period
					More
(in thousands)	Total Amounts	Less than 1	1 - 3	3 - 5	than 5
Commercial Commitments	Committed	year	years	years	years
Letters of Credit	$10,547	$10,547	$-0-	$-0-	$-0-

Total Commercial Commitments	$10,547	$10,547	$-0-	$-0-	$-0-

(1)	Open purchase orders for inventory.

(2)	Excludes unrecognized tax benefits of $15.7 million due to their uncertain nature in timing of payments, if any.

Capital Expenditures
Capital expenditures were $29.3 million, $33.8 million and $49.4 million for Fiscal 2011, 2010 and 2009, respectively. The $4.5 million decrease in Fiscal 2011 capital expenditures as compared to Fiscal 2010 resulted primarily from the decrease in retail store capital expenditures due to 53 new store openings in Fiscal 2011, excluding 58 acquired stores, compared to 61 new store openings in Fiscal 2010. The $15.6 million decrease in Fiscal 2010 capital expenditures as compared to Fiscal 2009 resulted primarily from the decrease in retail store capital expenditures due to 61 new store openings in Fiscal 2010, excluding 38 acquired stores, compared to 102 new store openings in Fiscal 2009 and a lower amount of full major renovations.
Total capital expenditures in Fiscal 2012 are expected to be approximately $55.9 million. These include retail capital expenditures of approximately $45.1 million to open approximately 20 Journeys stores, including eight in Canada, seven Journeys Kidz stores, 12 Johnston & Murphy shops and factory stores and 45 Lids Sports Group stores including 25 Lids stores, with ten stores in Canada, and 20 Lids Locker Room stores, with three Lids Locker Room stores in Canada, and to complete approximately 103 major store renovations. The Company will continue to open stores at a slower pace in 2012. The planned amount of capital expenditures in Fiscal 2012 for wholesale operations and other purposes is approximately $10.8 million, including approximately $4.5 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company expects to borrow under its Credit Facility from time to time to support seasonal working capital requirements during Fiscal 2012. The approximately $10.4 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2012.
Common Stock Repurchases
In Fiscal 2009, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation discussed above under the heading “Terminated Merger Agreement.” The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010. In the first quarter of Fiscal 2011, the board increased the total repurchase authorization to $35.0 million. The board restored the total repurchase authorization in the third quarter of Fiscal 2011 to $35.0 million. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011. All of the $24.8 million in repurchases for Fiscal 2011, except $0.6 million, were repurchased under the original $35.0 million authorization made during the first quarter of Fiscal 2011.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made accruals for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2011, $0.8 million reflected in Fiscal 2010 and $9.4 million reflected in Fiscal 2009. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company – The Company does not have any outstanding debt as of January 29, 2011.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 29, 2011. As a result, the Company considers the interest rate market risk implicit in these investments at January 29, 2011 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company did not have any forward foreign exchange contracts for Euro outstanding as of January 29, 2011.
Accounts Receivable – The Company’s accounts receivable balance at January 29, 2011 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sell primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 8% and no other customer accounted for more than 7% of the Company’s total trade receivables balance as of January 29, 2011. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at January 29, 2011, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2012 would not be material.
New Accounting Principles
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company at the beginning of Fiscal 2012. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial position.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU No. 2010-09 was effective upon issuance. The adoption of ASU 2010-09 did not have a significant impact on the Company’s results of operations or financial position.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 is not expected to have a significant impact on the Company’s results of operations or financial position.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows and equity and for each of the three fiscal years in the period ended January 29, 2011 and our report dated March 30, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2011

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows and equity for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2011

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	2011	2010
Current Assets
Cash and cash equivalents	$55,934	$82,148
Accounts receivable, net of allowances of $3,301 at January 29, 2011 and $3,232 at January 30, 2010	44,512	27,217
Inventories	359,736	290,974
Deferred income taxes	19,130	17,314
Prepaids and other current assets	33,743	32,419

Total current assets	513,055	450,072

Property and equipment:
Land	4,863	4,863
Buildings and building equipment	17,992	17,992
Computer hardware, software and equipment	92,929	86,239
Furniture and fixtures	105,056	101,923
Construction in progress	9,109	3,196
Improvements to leased property	279,295	277,624

Property and equipment, at cost	509,244	491,837
Accumulated depreciation	(310,553)	(275,544)

Property and equipment, net	198,691	216,293

Deferred income taxes	19,036	13,545
Goodwill	153,301	118,995
Trademarks, net of accumulated amortization of $1,151 at January 29, 2011 and $418 at January 30, 2010	52,486	52,799
Other intangibles, net of accumulated amortization of $10,565 at January 29, 2011 and $8,795 at January 30, 2010	12,578	3,670
Other noncurrent assets	11,935	8,278

Total Assets	$961,082	$863,652

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	2011	2010
Current Liabilities
Accounts payable	$117,001	$92,699
Accrued employee compensation	38,188	15,043
Accrued other taxes	17,289	11,570
Accrued income taxes	13,259	-0-
Other accrued liabilities	38,177	40,979
Provision for discontinued operations	10,449	9,366

Total current liabilities	234,363	169,657

Long-term debt	-0-	-0-
Pension liability	11,906	20,402
Deferred rent and other long-term liabilities	83,406	85,232
Provision for discontinued operations	4,586	6,048

Total liabilities	334,261	281,339

Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	5,183	5,220
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: January 29, 2011 – 24,162,634/23,674,170
January 30, 2010 – 24,562,693/24,074,229	24,163	24,563
Additional paid-in capital	131,910	146,981
Retained earnings	505,224	452,210
Accumulated other comprehensive loss	(24,305)	(28,804)
Treasury shares, at cost	(17,857)	(17,857)

Total Genesco equity	624,318	582,313
Noncontrolling interest – non-redeemable	2,503	-0-

Total equity	626,821	582,313

Total Liabilities and Equity	$961,082	$863,652

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2011	2010	2009
Net sales	$1,789,839	$1,574,352	$1,551,562
Cost of sales	887,992	778,482	771,580
Selling and administrative expenses	807,197	722,087	716,931
Gain from settlement of merger-related litigation	-0-	-0-	(204,075)
Restructuring and other, net	8,567	13,361	7,500

Earnings from operations	86,083	60,422	259,626

Loss on early retirement of debt	-0-	5,518	-0-
Interest expense, net:
Interest expense	1,130	4,430	9,234
Interest income	(8)	(14)	(322)

Total interest expense, net	1,122	4,416	8,912

Earnings from continuing operations before income taxes	84,961	50,488	250,714
Income tax expense	30,414	21,402	94,495

Earnings from continuing operations	54,547	29,086	156,219
Provision for discontinued operations, net	(1,336)	(273)	(5,463)

Net Earnings	$53,211	$28,813	$150,756

Basic earnings per common share:
Continuing operations	$2.34	$1.35	$8.11
Discontinued operations	$(.06)	$(.02)	$(0.28)
Net earnings	$2.28	$1.33	$7.83
Diluted earnings per common share:
Continuing operations	$2.29	$1.31	$6.72
Discontinued operations	$(.05)	$(.01)	$(0.23)
Net earnings	$2.24	$1.30	$6.49

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,211	$28,813	$150,756
Tax benefit of stock options exercised	(1,448)	-0-	(157)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,738	47,462	46,833
Amortization of deferred note expense and debt discount	370	2,022	3,905
Loss on early retirement of debt	-0-	5,518	-0-
Receipt of Finish Line stock	-0-	-0-	(29,075)
Deferred income taxes	(11,866)	3,680	6,649
Provision for losses on accounts receivable	1,081	415	1,079
Impairment of long-lived assets	7,155	13,314	8,570
Restricted stock and share-based compensation	8,006	6,969	8,031
Provision for discontinued operations	2,203	452	9,006
Other	1,328	1,650	1,738
Effect on cash of changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(12,085)	(2,251)	2,156
Inventories	(44,345)	24,027	(3,330)
Prepaids and other current assets	(167)	3,154	(13,052)
Accounts payable	13,641	11,441	(8,071)
Other accrued liabilities	41,597	1,661	(17,694)
Other assets and liabilities	(3,811)	(6,231)	11,759

Net cash provided by operating activities	102,608	142,096	179,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,299)	(33,825)	(49,420)
Acquisitions, net of cash acquired	(75,500)	(11,719)	(4,484)
Proceeds from sale of property and equipment	11	13	16

Net cash used in investing activities	(104,788)	(45,531)	(53,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,918)	(2,623)	(1,330)
Payments of capital leases	(104)	(181)	(184)
Borrowings under revolving credit facility	107,400	197,400	295,400
Payments on revolving credit facility	(107,400)	(229,700)	(332,100)
Tax benefit of stock options and restricted stock exercised	1,448	-0-	157
Shares repurchased	(26,851)	-0-	(90,903)
Change in overdraft balances	4,160	3,102	2,420
Dividends paid on non-redeemable preferred stock	(197)	(198)	(198)
Exercise of stock options and issue shares — Employee Stock Purchase Plan	2,343	499	1,492
Other	(2,915)	(388)	-0-

Net cash used in financing activities	(24,034)	(32,089)	(125,246)

Net (Decrease) Increase in Cash and Cash Equivalents	(26,214)	64,476	(31)
Cash and cash equivalents at beginning of year	82,148	17,672	17,703

Cash and cash equivalents at end of year	$55,934	$82,148	$17,672

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$748	$1,596	$5,493
Income taxes	24,079	13,386	91,833
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity
In Thousands

							Non
							Control-
					Accum		ling
	Total				Other		Interest
	Non-Redeemable		Additional		Compre-		Non-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	Treasury	Redeem-	hensive	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	able	Income	Equity
Balance February 2, 2008	$ 5,338	$23,285	$129,179	$302,181	$(16,010)	$(17,857)	$-0-		$426,116

Net earnings	-0-	-0-	-0-	150,756	-0-	-0-	-0-	$150,756	150,756
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	-0-	(198)
Dividend declared — Finish Line stock	-0-	-0-	-0-	(29,075)	-0-	-0-	-0-	-0-	(29,075)
Exercise of stock options	-0-	83	1,355	-0-	-0-	-0-	-0-	-0-	1,438
Issue shares — Employee Stock Purchase Plan	-0-	2	53	-0-	-0-	-0-	-0-	-0-	55
Shares repurchased	-0-	(4,000)	(86,903)	-0-	-0-	-0-	-0-	-0-	(90,903)
Restricted stock issuance	-0-	416	(416)	-0-	-0-	-0-	-0-	-0-	-0-
Employee and non-employee restricted stock	-0-	-0-	6,341	-0-	-0-	-0-	-0-	-0-	6,341
Share-based compensation	-0-	-0-	1,690	-0-	-0-	-0-	-0-	-0-	1,690
Restricted shares withheld for taxes	-0-	(53)	(1,092)	-0-	-0-	-0-	-0-	-0-	(1,145)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(563)	-0-	-0-	-0-	-0-	-0-	(563)
Adjustment of measurement date provision of Retirement Benefit Topic (net of tax of $0.0 million)	-0-	-0-	-0-	(69)	-0-	-0-	-0-	-0-	(69)
Loss on foreign currency forward contracts (net of tax of $0.2 million)	-0-	-0-	-0-	-0-	(275)	-0-	-0-	(275)	(275)
Pension liability adjustment (net of tax benefit of $8.5 million)	-0-	-0-	-0-	-0-	(13,355)	-0-	-0-	(13,355)	(13,355)
Postretirement liability adjustment (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	119	-0-	-0-	119	119
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(1,177)	-0-	-0-	(1,177)	(1,177)
Other	(135)	(1)	136	-0-	-0-	-0-	-0-	-0-	-0-

Comprehensive income								$136,068

Balance January 31, 2009	5,203	19,732	49,780	423,595	(30,698)	(17,857)	-0-		449,755

Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	-0-	400
Issue shares — Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	-0-	1

Comprehensive income								$30,707

Balance January 30, 2010	5,220	24,563	146,981	452,210	(28,804)	(17,857)	-0-		582,313

Net earnings	-0-	-0-	-0-	53,211	-0-	-0-	-0-	$53,211	53,211
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(197)	-0-	-0-	-0-	-0-	(197)
Exercise of stock options	-0-	118	2,105	-0-	-0-	-0-	-0-	-0-	2,223
Issue shares — Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	7,796	-0-	-0-	-0-	-0-	-0-	7,796
Share-based compensation	-0-	-0-	210	-0-	-0-	-0-	-0-	-0-	210
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,293)	-0-	-0-	-0-	-0-	-0-	(2,375)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	1,342	-0-	-0-	-0-	-0-	-0-	1,342
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	166	-0-	-0-	166	166
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	3,921	-0-	-0-	3,921	3,921
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(131)	-0-	-0-	(131)	(131)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	543	-0-	-0-	543	543
Other	(37)	1	37	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest — non-redeemable	-0-	-0-	-0-	-0-	-0-	-0-	2,503	-0-	2,503

Comprehensive income								$57,710

Balance January 29, 2011	$ 5,183	$24,163	$131,910	$505,224	$(24,305)	$(17,857)	$2,503		$626,821

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Nature of Operations
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessories stores in the U.S. and Canada under the Lids, Hat Shack, Hat Zone, HeadQuarters, Cap Connection, and Hat World banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; an e-commerce business conducted primarily through the lids.com website; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at January 29, 2011, the Company operated 2,309 retail stores in the U.S., Puerto Rico and Canada.
Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, each of Fiscal 2011, Fiscal 2010 and Fiscal 2009 was a 52-week year with 364 days. Fiscal 2011 ended on January 29, 2011, Fiscal 2010 ended on January 30, 2010 and Fiscal 2009 ended on January 31, 2009.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. In the Fiscal 2010 and 2009 Consolidated Statements of Cash Flow, amortization of intangibles totaling approximately $0.4 million and $0.1 million, respectively, were reclassified from other to depreciation and amortization under adjustments to reconcile net earnings to net cash provided by operating activities.
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
In its footwear wholesale operations and its Lids Sports Group wholesale operations, except for the Anaconda Sports operation, cost is determined using the first-in, first-out (“FIFO”) method. Market is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
The Lids Sports retail segment and its recently acquired Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13. The Company has made pretax accruals for certain of these contingencies, including approximately $2.9 million in Fiscal 2011, $0.8 million in Fiscal 2010 and $9.4 million in Fiscal 2009, respectively. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales taxes. Catalog and internet sales are recorded at estimated time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification. This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. For Fiscal 2011, 2010 and 2009, share-based compensation expense was $0.2 million, $0.5 and $1.7 million, respectively. The Company did not issue any new share-based compensation awards in Fiscal 2011, 2010 or 2009. For Fiscal 2011, 2010 and 2009, restricted stock expense was $7.8 million, $6.5 million and $6.3 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
Cash and Cash Equivalents
Included in cash and cash equivalents at January 29, 2011 and January 30, 2010 are cash equivalents of $29.8 million and $62.7 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At January 29, 2011, substantially all of the Company’s cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company’s $29.8 million of cash equivalents was invested in a U.S. government money market fund which invests exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At January 29, 2011 and January 30, 2010 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $36.1 million and $31.9 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of January 29, 2011.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004. The Consolidated Balance Sheets include goodwill for the Lids Sports Group of $152.5 million and $0.8 million for Licensed Brands at January 29, 2011, $119.0 million for the Lids Sports Group at January 30, 2010 and $111.7 million for the Lids Sports Group at January 31, 2009. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
Identifiable intangible assets of the Company with finite lives are primarily trademarks acquired in connection with the acquisition of Hat Shack, Inc. in January 2007, Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009, Brand Innovators in May 2010, Anaconda Sports in August 2010 and Sports Avenue in October 2010, customer lists, in-place leases and non-compete agreements. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The Company did not have any outstanding financial instruments at January 29, 2011 or January 30, 2010.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $5.9 million, $4.8 million and $4.2 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.7 million, $0.7 million and $0.5 million for Fiscal 2011, 2010 and 2009, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $9.0 million and $7.9 million at January 29, 2011 and January 30, 2010, respectively.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $35.1 million, $33.8 million and $34.8 million for Fiscal 2011, 2010 and 2009, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million and $1.3 million at January 29, 2011 and January 30, 2010, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $3.2 million, $2.8 million and $2.6 million for Fiscal 2011, 2010 and 2009, respectively. During Fiscal 2011, 2010 and 2009, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.1 million, $3.6 million and $4.0 million for Fiscal 2011, 2010 and 2009, respectively. During Fiscal 2011, 2010 and 2009, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 29, 2011 consisted of $25.0 million of cumulative pension liability adjustments, net of tax, and a cumulative post retirement liability adjustment of $0.1 million, net of tax, offset by a foreign currency translation adjustment of $0.8 million.
Business Segments
The Segment Reporting Topic of the Codification, requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).
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
The notional amount of such contracts outstanding at January 29, 2011 and January 30, 2010 were $0 and $0.6 million, respectively. For the year ended January 29, 2011, the Company recorded an unrealized gain on foreign currency forward contracts of $0.3 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the new disclosures effective January 31, 2010, except for the disclosure of activity within Level 3 fair value measurements. The Level 3 disclosures are effective for the Company at the beginning of Fiscal 2012. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial position.
In February 2010, the FASB issued ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU No. 2010-09 was effective upon issuance. The adoption of ASU 2010-09 did not have a significant impact on the Company’s results of operations or financial position.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 is not expected to have a significant impact on the Company’s results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2
Acquisitions, Intangible Assets and Terminated Merger Agreement
Acquisitions
In Fiscal 2011, the Company completed acquisitions for a total purchase price of $75.5 million, which included $4.9 million in payments this year for amounts withheld in acquisitions from previous years for certain closing contingencies. The acquisitions consisted primarily of the assets of Brand Innovators Inc., a West Coast team dealer business and the assets of Anaconda Sports, Inc., a New York team dealer business, both as part of the Lids Sports Group, the stock of Keuka Footwear, Inc., an occupational footwear company for service based industries, to be operated within the Licensed Brands segment and the assets of Sports Avenue, a 48 store retail chain with 12 e-commerce sites, selling officially licensed NFL, NCAA, MLB, NBA, NHL and NASCAR headwear, apparel and accessories, to be operated within the Lids Sports Group. The Company allocated $34.3 million of the purchase price for the above acquisitions to goodwill. Goodwill of $33.5 million related to these acquisitions is deductible for tax purposes.
Intangible Assets
Finite-lived intangibles for acquisitions during Fiscal 2011 include $0.4 million for trademarks, $0.6 million for assets and $1.1 million liability to reflect the adjustment of acquired leases to market, $9.4 million for customer lists, $0.5 million for non-compete agreements and $0.2 million for backlog.
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements/Backlog		Total
	Jan. 29,	Jan. 30,	Jan. 29,	Jan. 30,	Jan. 29,	Jan. 30,	Jan. 29,	Jan. 30,
(In Thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Gross other intangibles	$9,837	$9,267	$12,206	$2,790	$1,100	$408	$23,143	$12,465
Accumulated amortization	(8,482)	(8,074)	(1,480)	(461)	(603)	(260)	(10,565)	(8,795)

Net Other Intangibles	$1,355	$1,193	$10,726	$2,329	$497	$148	$12,578	$3,670

The amortization of intangibles was $2.5 million, $0.9 million and $0.8 for Fiscal 2011, 2010 and Fiscal 2009, respectively. The amortization of intangibles will be $3.4 million, $3.2 million, $2.8 million, $2.4 million and $1.6 million for Fiscal 2012, 2013, 2014, 2015 and 2016, respectively.
Terminated Merger Agreement
The Company announced in June 2007 that the boards of directors of both Genesco and The Finish Line, Inc. had unanimously approved a definitive merger agreement under which The Finish Line would acquire all of the outstanding common shares of Genesco at $54.50 per share in cash (the “Proposed Merger”). The Finish Line refused to close the Proposed Merger and litigation ensued. The Proposed Merger and related agreement were terminated in March 2008 in connection with an agreement to settle the litigation with The Finish Line and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) for a cash payment of $175.0 million to the Company and a 12% equity stake in The Finish Line, which the Company received in the first quarter of Fiscal 2009. The Company distributed the 12% equity stake, or 6,518,971 shares of Class A Common Stock of The Finish Line, Inc., on June 13, 2008, to its common shareholders of record on May 30, 2008, as required by the settlement agreement. During Fiscal 2009, the Company expensed $8.0 million in merger-related litigation costs. For additional information, see the “Merger-Related Litigation” section in Note 13.

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
The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011. The charge reflected in restructuring and other, net included $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters. For additional information on the computer network intrusion, see Note 13.
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
The Company recorded a pretax charge to earnings of $7.7 million in Fiscal 2009. The charge reflected in restructuring and other, net included $8.6 million of charges for retail store asset impairments, $1.6 million for lease terminations and $1.1 million for other legal matters, offset by a $3.8 million gain from a lease termination transaction. Also included in the charge was $0.2 million in excess markdowns related to the store lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.
Discontinued Operations
For the year ended January 29, 2011, the Company recorded an additional charge to earnings of $2.2 million ($1.3 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.7 million gain for excess provisions to prior discontinued operations (see Note 13).
For the year ended January 30, 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.3 million gain for excess provisions to prior discontinued operations (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
For the year ended January 31, 2009, the Company recorded an additional charge to earnings of $9.0 million ($5.5 million net of tax) reflected in discontinued operations, including $9.4 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.4 million gain for excess provisions to prior discontinued operations (see Note 13).
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 31, 2009	$15,568
Additional provision Fiscal 2010	452
Charges and adjustments, net	(606)

Balance January 30, 2010	15,414
Additional provision Fiscal 2011	2,203
Charges and adjustments, net	(2,582)

Balance January 29, 2011*	15,035
Current provision for discontinued operations	10,449

Total Noncurrent Provision for Discontinued Operations	$4,586

*	Includes a $15.5 million environmental provision, including $11.0 million in current provision for discontinued operations.
Note 4
Inventories

	January 29,	January 30,
In thousands	2011	2010

Raw materials	$11,952	$5,415
Goods in process	338	-0-
Wholesale finished goods	47,866	22,383
Retail merchandise	299,580	263,176

Total Inventories	$359,736	$290,974

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
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
Notes to Consolidated Financial Statements
Note 5
Fair Value, Continued
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 29, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of May 1, 2010	$1,789	$—	$—	$1,789	$2,351
Measured as of July 31, 2010	$999	$—	$—	$999	$1,934
Measured as of October 30, 2010	$1,689	$—	$—	$1,689	$2,120
Measured as of January 29, 2011	$750	$—	$—	$750	$745
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $7.2 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the twelve months ended January 29, 2011. These charges are reflected in restructuring and other, net on the Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at January 29, 2011. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt
The Company did not have long-term debt as of January 29, 2011 or January 30, 2010.
Long-term debt maturing during each of the next five years ending January is zero for each year.
Credit Agreement:
On January 21, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Credit Facility expires January 21, 2016. The Credit Facility replaced the Company’s previous $200.0 million revolving credit facility.
Deferred financing costs incurred of $2.9 million related to the Credit Facility were capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.
The Company did not have any revolver borrowings outstanding under the Credit Facility at January 29, 2011. The Company had outstanding letters of credit of $10.5 million under the facility at January 29, 2011. These letters of credit support product purchases and lease and insurance indemnifications.
The material terms of the Credit Facility are as follows:
Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $300.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($300.0 million or, if increased at the Company’s option, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
Collateral
The loans and other obligations under the Credit Facility are secured by a perfected first priority lien and security interest in all tangible and intangible assets and excludes real estate and leaseholds of the Company and certain subsidiaries of the Company.
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:
Domestic Facility
(a) LIBOR plus the applicable margin (as defined and based on average Excess Availability during the prior quarter or (b) the applicable margin plus the higher of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR for an interest period of thirty days plus 1.0%
Canadian Sub-Facility
(a) For loans made in Canadian dollars, the bankers’ acceptances (“BA”) rate plus the applicable margin or (b) the Canadian Prime Rate (defined as the highest of the (i) Bank of America Canadian Prime Rate, (ii) 0.50% plus the Bank of America (Canadian) overnight rate, and (iii) 1.0% plus the BA rate for a 30 day interest period) plus the applicable margin for loans made in U.S. dollars, LIBOR plus the applicable margin or the U.S. Index Rate (defined as the highest of the (i) Bank of America (Canada branch) U.S. dollar base rate, (ii) the Federal Funds rate plus 0.50%, and (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.
The initial applicable margin for base rate loans and U.S. Index rate loans is 1.50%, and the initial applicable margin for LIBOR loans and BA equivalent loans is 2.50%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.
Interest on the Company’s borrowings is payable monthly in arrears for base rate loans and U.S. Index rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans and BA equivalent loans.
The Company is also required to pay a commitment fee on the actual daily unused portions of the Credit Facility at a rate of (i) 0.50% per annum if less than 50% of the Credit Facility has been utilized on average during the immediately preceding fiscal quarter or (ii) 0.375% per annum if 50% or more of the Credit Facility has been utilized during such fiscal quarter.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0.
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
Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $35.0 million or 15% of the Loan Cap or there is an event of default under the Credit Facility.
Events of Default
The Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts and to agreements which would have a material adverse effect if breached, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts and change in control.
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
Deferred financing costs of $2.9 million relating to the issuance were initially capitalized and being amortized over seven years. As a result of adoption of the FASB’s Debt with Conversion and Other Options Sub-Topic of the Codification, $0.7 million was reclassified from deferred note expense to additional paid-in capital. Due to the exchanges and conversions, deferred financing costs of $0.3 million were written off and included in loss on early retirement of debt in the Consolidated Statements of Operations for Fiscal 2010.

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
Rental expense under operating leases of continuing operations was:

In thousands	2011	2010	2009

Minimum rentals	$167,558	$159,553	$156,241
Contingent rentals	5,827	4,780	3,722
Sublease rentals	(642)	(652)	(763)

Total Rental Expense	$172,743	$163,681	$159,200

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands

2012	$170,971
2013	156,694
2014	143,476
2015	127,709
2016	107,772
Later years	207,262

Total Minimum Rental Commitments	$913,884

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $18.4 million and $22.1 million for Fiscal 2011 and 2010, respectively, and deferred rent of $33.0 million and $31.1 million for Fiscal 2011 and 2010, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Equity
Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2011	2010	2009	2011	2010	2009	Ratio		Votes

Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		33,497	33,497	33,538	$1,340	$1,340	$1,342	.83		1
$4.75 Series 3	40,449		12,163	12,326	12,326	1,216	1,233	1,233	2.11		2
$4.75 Series 4	53,764		3,579	3,579	3,579	358	358	358	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,067	30,067	30,017	902	902	900			1

			79,306	79,469	79,460	3,816	3,833	3,833
Employees’ Subordinated Convertible Preferred	5,000,000		49,192	50,350	50,079	1,476	1,510	1,502	1.00	***	1

Stated Value of Issued Shares						5,292	5,343	5,335
Employees’ Preferred Stock Purchase Accounts						(109)	(123)	(132)

Total Non-Redeemable Preferred Stock						$5,183	$5,220	$5,203

*	In order of preference for liquidation and dividends.

**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.

***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.
Preferred Stock Transactions

			Employees’
		Non-Redeemable	Preferred	Total
	Non-Redeemable	Employees’	Stock	Non-Redeemable
	Preferred	Preferred	Purchase	Preferred
In thousands	Stock	Stock	Accounts	Stock

Balance February 2, 2008	$ 3,837	$ 1,645	$ (144)	$ 5,338

Other	(4)	(143)	12	(135)

Balance January 31, 2009	3,833	1,502	(132)	5,203

Other	-0-	8	9	17

Balance January 30, 2010	3,833	1,510	(123)	5,220

Other	(17)	(34)	14	(37)

Balance January 29, 2011	$ 3,816	$ 1,476	$ (109)	$ 5,183

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
Notes to Consolidated Financial Statements
Note 8
Equity, Continued
The Company’s shareholders’ rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in March 2020, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company’s common stock is acquired.
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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 29, 2011 — 24,162,634 shares; January 30, 2010 —24,562,693 shares. There were 488,464 shares held in treasury at January 29, 2011 and January 30, 2010. Each outstanding share is entitled to one vote. At January 29, 2011, common shares were reserved as follows: 108,134 shares for conversion of preferred stock; 696,981 shares for the 1996 Stock Incentive Plan; 180,149 shares for the 2005 Stock Incentive Plan; 136,641 shares for the 2009 Stock Incentive Plan; and 318,618 shares for the Genesco Employee Stock Purchase Plan.
For the year ended January 29, 2011, 118,450 shares of common stock were issued for the exercise of stock options at an average weighted market price of $18.77, for a total of $2.2 million; 404,995 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,230 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $28.39, for a total of $0.1 million; 17,838 shares were issued to directors for no consideration; 81,731 shares were withheld for taxes on restricted stock vested in Fiscal 2011; 1,575 shares of restricted stock were forfeited in Fiscal 2011; and 1,501 shares were issued in miscellaneous conversions of Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 118,450 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 863,767 shares of common stock at an average weighted market price of $28.74 for a total of $24.8 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Equity, Continued
For the year ended January 30, 2010, 28,500 shares of common stock were issued for the exercise of stock options at an average weighted market price of $14.04, for a total of $0.4 million; 383,745 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,350 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $22.87, for a total of $0.1 million; 21,204 shares were issued to directors for no consideration; 65,299 shares were withheld for taxes on restricted stock vested in Fiscal 2010; 11,951 shares of restricted stock were forfeited in Fiscal 2010; 4,552,824 shares of common stock were issued in conversions of the Debentures; and 2,341 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 28,500 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 85,000 shares of common stock at an average weighted market price of $23.84 for a total of $2.0 million.
For the year ended January 31, 2009, 82,868 shares of common stock were issued for the exercise of stock options at an average weighted market price of $17.35, for a total of $1.4 million; 397,273 shares of common stock were issued as restricted shares as part of the 2005 Equity Incentive Plan; 1,711 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $31.81, for a total of $0.1 million; 18,792 shares were issued to directors for no consideration; 52,969 shares were withheld for taxes on restricted stock vested in Fiscal 2009; 5,189 shares of restricted stock were forfeited in Fiscal 2009; and 4,752 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 82,868 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 4,000,000 shares of common stock at an average weighted market price of $22.73 for a total of $90.9 million.
Restrictions on Dividends and Redemptions of Capital Stock:
The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8
Equity, Continued
Dividends declared for Fiscal 2011 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $197,000 in the aggregate.
Changes in the Shares of the Company’s Capital Stock

		Non-
		Redeemable	Employees’
	Common	Preferred	Preferred
	Stock	Stock	Stock

Issued at February 2, 2008	23,284,741	79,580	54,825
Exercise of options	82,868	-0-	-0-
Issue restricted stock	397,273	-0-	-0-
Issue shares — Employee Stock Purchase Plan	1,711	-0-	-0-
Shares repurchased	(4,000,000)	-0-	-0-
Other	(34,614)	(120)	(4,746)

Issued at January 31, 2009	19,731,979	79,460	50,079
Exercise of options	28,500	-0-	-0-
Issue restricted stock	404,949	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,350	-0-	-0-
Conversion of 4 1/8% Debentures	4,552,824	-0-	-0-
Shares repurchased	(85,000)	-0-	-0-
Other	(74,909)	9	271

Issued at January 30, 2010	24,562,693	79,469	50,350
Exercise of options	118,450	-0-	-0-
Issue restricted stock	422,833	-0-	-0-
Issue shares — Employee Stock Purchase Plan	4,230	-0-	-0-
Shares repurchased	(863,767)	-0-	-0-
Other	(81,805)	(163)	(1,158)

Issued at January 29, 2011	24,162,634	79,306	49,192
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 29, 2011	23,674,170	79,306	49,192

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes
Income tax expense from continuing operations is comprised of the following:

In thousands	2011	2010	2009

Current
U.S. federal	$35,103	$14,261	$73,781
Foreign	1,474	1,680	1,837
State	5,703	1,781	12,228

Total Current Income Tax Expense	42,280	17,722	87,846

Deferred
U.S. federal	(8,165)	4,943	5,429
Foreign	-0-	-0-	324
State	(3,701)	(1,263)	896

Total Deferred Income Tax (Benefit) Expense	(11,866)	3,680	6,649

Total Income Tax Expense — Continuing Operations	$30,414	$21,402	$94,495

Discontinued operations were recorded net of income tax benefit of approximately ($0.9) million, ($0.2) million and ($3.5) million in Fiscal 2011, 2010 and 2009, respectively.
As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2011, 2010 and 2009, the Company realized an additional income tax benefit (expense) of approximately $1.3 million, ($0.7) million and ($0.6) million, respectively. These tax benefits (expenses) are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
Deferred tax assets and liabilities are comprised of the following:

	January 29,	January 30,
In thousands	2011	2010

Identified intangibles	$(20,392)	$(20,011)
Prepaids	(2,814)	(2,386)
Convertible bonds	(3,001)	(3,011)

Total deferred tax liabilities	(26,207)	(25,408)

Options	1,999	2,027
Deferred rent	8,961	10,050
Pensions	4,701	6,434
Expense accruals	4,738	6,606
Uniform capitalization costs	9,204	6,804
Book over tax depreciation	12,629	5,444
Provisions for discontinued operations and restructurings	6,215	6,594
Inventory valuation	3,232	3,471
Tax net operating loss and credit carryforwards	1,581	752
Allowances for bad debts and notes	894	592
Deferred compensation and restricted stock	5,047	3,580
Other	5,172	3,913

Deferred tax assets	64,373	56,267

Net Deferred Tax Assets	$38,166	$30,859

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2011	2010

Net current asset	$19,130	$17,314
Net non-current asset	19,036	13,545

Net Deferred Tax Assets	$38,166	$30,859

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2011	2010	2009

U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	2.59	1.05	3.47
Transaction costs	—	—	(3.68)
Bond costs	—	4.7	—
Permanent items	(.83)	.75	3.28
Other	(.96)	.89	(.37)

Effective Tax Rate	35.80%	42.39%	37.70%

The provision for income taxes resulted in an effective tax rate for continuing operations of 35.8% for Fiscal 2011, compared with an effective tax rate of 42.4% for Fiscal 2010. The decrease in the effective tax rate for Fiscal 2011 was primarily attributable to the net reduction of the Company’s liability for uncertain tax positions of $1.3 million this year, as well as the non-deductibility in Fiscal 2010 of certain items incurred in connection with the inducement of conversion of the Debentures for common stock.
As of January 29, 2011, the Company had a federal net operating loss carryforward, which was assumed in one of the current year acquisitions, of $1.8 million which expires in fiscal years 2025 through 2030.
As of January 29, 2011, January 30, 2010 and January 31, 2009, the Company had state net operating loss carryforwards of $0.4 million, $0.4 million and $0, respectively, which expire in fiscal years 2016 through 2031.
As of January 29, 2011, January 30, 2010 and January 31, 2009, the Company had state tax credits of $0.5 million, $0.1 million and $0.1 million, respectively. These credits expire in fiscal years 2014 through 2019.
As of January 29, 2011, January 30, 2010 and January 31, 2009, the Company had foreign tax credits of $0.3 million, $0.4 million and $0.1 million, respectively. These credits will expire in fiscal year 2021.
Management believes a valuation allowance is not necessary because it is more likely than not that the Company will ultimately utilize the credits and other deferred tax assets based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
As of January 29, 2011, the Company has not provided for withholding or United States federal income taxes on approximately $8.4 million of accumulated undistributed earnings of its foreign Canadian subsidiary as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $1.3 million deferred income taxes would have been provided.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2011, 2010 and 2009.

In thousands	2011	2010	2009

Unrecognized Tax Benefit — Beginning of Period	$17,004	$13,456	$4,899
Gross Increases (Decreases) — Tax Positions in a Prior Period	(517)	4,306	(214)
Gross Increases — Tax Positions in a Current Period	473	327	10,229
Settlements	(2,605)	(445)	(1,184)
Lapse of Statutes of Limitations	(188)	(640)	(274)

Unrecognized Tax Benefit — End of Period	$14,167	$17,004	$13,456

Unrecognized tax benefits were approximately $14.2 million, $17.0 million and $13.5 million as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The amount of unrecognized tax benefits as of January 29, 2011, January 30, 2010 and January 31, 2009 which would impact the annual effective rate if recognized were $13.1 million, $13.9 million and $13.5 million, respectively. The amount of unrecognized tax benefits may change during the next twelve months, but the Company does not believe the change, if any, will be material to the Company’s consolidated financial position or results of operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9
Income Taxes, Continued
The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately ($0.5) million and ($0.2) million, respectively, during Fiscal 2011, $0.8 million and ($0.1) million, respectively, during Fiscal 2010 and $0.2 million and ($0.3) million, respectively, during Fiscal 2009. The Company recognized a liability for accrued interest and penalities of $1.8 million and $0.2 million, respectively, as of January 29, 2011 and $2.3 million and $0.4 million, respectively, as of January 30, 2010, included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.
The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. Primarily as a result of filing amended tax returns, which were generated by the closing of the Internal Revenue Service (“IRS”) examination during Fiscal 2011, the Company is still open to state and local audits dating back to fiscal year ended January 2006. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from three to six years.
The IRS completed an examination of tax years for Fiscal 2006, 2007, 2008 and 2009 in September 2010.

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
Other Postretirement Benefit Plans
The Company provides health care benefits for early retirees and life insurance benefits for certain retirees not covered by collective bargaining agreements. Under the health care plan, early retirees are eligible for benefits until age 65. Employees who meet certain requirements are eligible for life insurance benefits upon retirement. The Company accrues such benefits during the period in which the employee renders service.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2011	2010	2011	2010

Benefit obligation at beginning of year	$109,771	$99,436	$3,226	$3,078
Service cost	250	250	144	120
Interest cost	5,897	6,562	170	170
Plan participants’ contributions	-0-	-0-	110	99
Benefits paid	(8,723)	(9,319)	(445)	(267)
Actuarial loss	3,598	12,842	275	26

Benefit Obligation at End of Year	$110,793	$109,771	$3,480	$3,226

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2011	2010	2011	2010

Fair value of plan assets at beginning of year	$89,369	$73,468	$-0-	$-0-
Actual gain on plan assets	14,041	21,220	-0-	-0-
Employer contributions	4,200	4,000	335	168
Plan participants’ contributions	-0-	-0-	110	99
Benefits paid	(8,723)	(9,319)	(445)	(267)

Fair Value of Plan Assets at End of Year	98,887	$89,369	-0-	$-0-

Funded Status at End of Year	$(11,906)	$(20,402)	$(3,480)	$(3,226)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2011	2010	2011	2010

Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	(315)	(278)
Noncurrent liabilities	(11,906)	(20,402)	(3,165)	(2,948)

Net Amount Recognized	$(11,906)	$(20,402)	$(3,480)	$(3,226)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2011	2010	2011	2010

Prior service cost	$8	$12	$-0-	$-0-
Net loss	41,129	47,718	257	41

Total Recognized in Accumulated Other Comprehensive Loss	$41,137	$47,730	$257	$41

	January 29,	January 30,
Pension Benefits	2011	2010
In thousands
Projected benefit obligation	$110,793	$109,771
Accumulated benefit obligation	110,793	109,771
Fair value of plan assets	98,887	89,369

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2011	2010	2009	2011	2010	2009

Service cost	$250	$250	$250	$144	$120	$134
Interest cost	5,897	6,562	6,318	170	170	163
Expected return on plan assets	(8,089)	(8,354)	(8,569)	-0-	-0-	-0-
Amortization:
Prior service cost	4	4	4	-0-	-0-	-0-
Losses	4,235	1,751	3,361	59	50	80

Net amortization	4,239	1,755	3,365	59	50	80

Net Periodic Benefit Cost	$2,297	$213	$1,364	$373	$340	$377

Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2011	2011

Net gain	$(2,354)	$(59)
Amortization of prior service cost	(4)	-0-
Amortization of net actuarial (loss) gain	(4,235)	276

Total Recognized in Other Comprehensive Income	$(6,593)	$217

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(4,296)	$590

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.0 million and $4,000, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Discount rate	5.25%	5.625%	5.25%	5.50%
Rate of compensation increase	NA	NA	—	—
For Fiscal 2011 and 2010, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.625%	6.875%	5.875%	5.50%	6.375%	5.875%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—
The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.625% to 5.25% from Fiscal 2010 to Fiscal 2011. The decrease in the rate increased the accumulated benefit obligation by $4.1 million and increased the projected benefit obligation by $4.1 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 6.875% to 5.625% from Fiscal 2009 to Fiscal 2010. The decrease in the rate increased the accumulated benefit obligation by $12.3 million and increased the projected benefit obligation by $12.3 million.
To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2011	2010
Health care cost trend rate assumed for next year	8%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2020

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Increase	1% Decrease
(In thousands)	in Rates	in Rates
Aggregated service and interest cost	$50	$41
Accumulated postretirement benefit obligation	$397	$333
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 29, 2011 and January 30, 2010, by asset category are as follows:

	Plan Assets
	January 29,	January 30,
	2011	2010
Asset Category
Equity securities	66%	63%
Debt securities	33%	36%
Other	1%	1%

Total	100%	100%

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
At January 29, 2011 and January 30, 2010, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.
The following table presents the pension plan assets by level within the fair value hierarchy as of January 29, 2011.

(In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
Common Stocks	$12,556	—	—	$12,556
Europacific Growth Fund	13,272	—	—	13,272
Davis New York Venture Fund	12,804	—	—	12,804
Harbor Capital Appreciation Fund	12,766	—	—	12,766
Harbor Small Cap Growth Fund	7,234	—	—	7,234
Veracity Small Cap Value Fund	7,129	—	—	7,129
Debt Securities:
Pimco Long Duration
Total Return Fund	24,048	—	—	24,048
Pimco Total Return Fund	8,189	—	—	8,189
Other:
Cash Equivalents	905	—	—	905
Other (includes receivables and payables)	(16)	—	—	(16)

Total Pension Plan Assets	$98,887	—	—	$98,887

Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal year 2011 and no plan assets are projected to be returned to the Company in Fiscal 2012.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Contributions
There was no ERISA cash requirement for the plan in 2010 and none is projected to be required in 2011. The Company is currently reviewing its cash contribution policy. The Company made a $0.3 million contribution in February 2011.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

	Pension	Other
	Benefits	benefits
Estimated future payments	($ in millions)	($ in millions)
2011	$8.6	$0.3
2012	8.4	0.3
2013	8.4	0.3
2014	8.4	0.2
2015	8.2	0.2
2016 – 2020	39.2	1.2
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.
Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to change the formula for matching contributions. Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2% of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $3.8 million for Fiscal 2011, $3.2 million for Fiscal 2010 and $3.1 million for Fiscal 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share

	For the Year Ended			For the Year Ended			For the Year Ended
	January 29, 2011			January 30, 2010			January 31, 2009
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$54,547			$29,086			$156,219

Less: Preferred stock dividends	(197)			(198)			(198)

Basic EPS
Income available to common shareholders	54,350	23,209	$ 2.34	28,888	21,471	$ 1.35	156,021	19,235	$ 8.11

Effect of Dilutive Securities
Options and restricted stock		431			210			267
Convertible preferred stock(1)	58	26		-0-	-0-		153	59
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		1,911	1,768		4,393	4,298
Employees’ preferred stock(3)		50			51			52

Diluted EPS
Income available to common shareholders plus assumed conversions	$54,408	23,716	$ 2.29	$30,799	23,500	$ 1.31	$160,567	23,911	$ 6.72

(1)	The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings for Fiscal 2011. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2011. The amount of the dividend on Series 1 and Series 4 convertible preferred stock per common share obtainable on conversion of the preferred stock was higher than basic earnings for Fiscal 2011. Therefore, conversion of Series 1 and Series 4 preferred shares were not reflected in diluted earnings per share for Fiscal 2011 because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 1, Series 3 and Series 4 for Fiscal 2010. Therefore, conversion of Series 1, Series 3 and Series 4 convertible preferred stock is not reflected in diluted earnings per share for Fiscal 2010, because it would have been antidilutive. The amount of the dividend on Series 1, Series 3 and Series 4 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Fiscal 2009. Therefore, conversion of Series 1, Series 3 and Series 4 preferred shares were included in diluted earnings per share for Fiscal 2009. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913 and 25,606 and 5,423, respectively, as of January 29, 2011.

(2)	The Company converted the 4 1/8% Convertible Subordinated Debentures to common stock during Fiscal 2010, therefore the convertible debentures are not reflected in diluted earnings per share for Fiscal 2011.

(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11
Earnings Per Share, Continued
Options to purchase 12,000 shares of common stock at $32.65 per share, 71,428 shares of common stock at $36.40 per share, 1,945 shares of common stock at $40.05 per share, 103,474 shares of common stock at $38.14 per share, 951 shares of common stock at $37.41 per share and 2,351 shares of common stock at $42.82 per share were outstanding at the end of Fiscal 2011 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
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
The weighted shares outstanding reflects the effect of stock buy back programs. In a series of authorizations from Fiscal 1999-2003, the Company’s board of directors authorized the repurchase of up to 7.5 million shares. In Fiscal 2007, the board authorized an additional $50.0 million in stock repurchases. In Fiscal 2009, the board authorized up to $100.0 million in stock repurchases primarily funded with the after-tax cash proceeds of the settlement of merger-related litigation with The Finish Line and UBS (see Notes 2 and 13). The Company repurchased 4.0 million shares at a cost of $90.9 million during Fiscal 2009. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010, which was not paid at the end of Fiscal 2010 but included in other accrued liabilities on the Consolidated Balance Sheets. During the first quarter of Fiscal 2011, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The board restored the total repurchase authorization in the third quarter of Fiscal 2011 to $35.0 million. The Company repurchased 863,767 shares at a cost of $24.8 million during fiscal 2011. All of the $24.8 million in repurchases for Fiscal 2011, except $0.6 million, were repurchased under the original $35.0 million authorization made during the first quarter of Fiscal 2011.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans
The Company’s stock-based compensation plans, as of January 29, 2011, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification.
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
For Fiscal 2011, 2010 and 2009, the Company recognized share-based compensation cost of $0.2 million, $0.4 million and $1.7 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. The Company did not capitalize any share-based compensation cost.
The Compensation — Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $1.4 million, $0 and $0.2 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2011, 2010 and 2009, respectively.
The Company did not grant any shares of fixed stock options in Fiscal 2011, 2010 or 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
A summary of fixed stock option activity and changes for Fiscal 2011, 2010 and 2009 is presented below:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value (in
	Shares	Exercise Price	Contractual Term	thousands)(1)
Outstanding, February 2, 2008	1,129,674	$23.44

Granted	-0-	—
Exercised	(82,868)	17.35
Forfeited	(3,047)	31.84

Outstanding, January 31, 2009	1,043,759	$23.90

Granted	-0-	—
Exercised	(28,500)	14.04
Forfeited	(19,679)	31.16

Outstanding, January 30, 2010	995,580	$24.04

Granted	-0-	—
Exercised	(118,450)	18.77
Forfeited	-0-	—

Outstanding, January 29, 2011	877,130	$24.75	3.45	$10,321

Exercisable, January 29, 2011	876,543	$24.74	3.45	$10,321

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2011, 2010 and 2009 was $2.3 million, $0.4 million and $1.4 million, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of January 29, 2011, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Fixed Stock Options	Shares	Fair Value
Nonvested at January 30, 2010	27,357	$ 16.41
Granted	-0-	—
Vested	(26,770)	16.41
Forfeited	-0-	—

Nonvested at January 29, 2011	587	$ 16.28

As of January 29, 2011 there was less than $1,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized in the first month of Fiscal 2012.
Cash received from option exercises under all share-based payment arrangements for Fiscal 2011, 2010 and 2009 was $2.2 million, $0.4 million and $1.4 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 and 2005 Plans permit the board of directors to grant restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected (“New Director Grants”). The outside director restricted stock so granted is to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were no shares issued in New Director Grants in Fiscal 2011, 2010 and 2009.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
In addition, the 2009 and 2005 Plans permit an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. There were no retainer shares issued in Fiscal 2011, 2010 or 2009.
Also pursuant to the 2005 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2007, each outside director received restricted stock valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. Under the 2009 Plan, director stock awards were made during Fiscal 2011 and 2010 on substantially the same terms as grants under the 2005 Plan. For Fiscal 2011, 2010 and 2009, the Company issued 17,838 shares, 21,204 shares and 18,792 shares, respectively, of director restricted stock.
For Fiscal 2011, 2010 and 2009, the Company recognized $0.5 million, $0.4 million and $0.3 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
Employee Restricted Stock
Under the 2009 Plan, the Company issued 404,995 shares and 383,745 shares of employee restricted stock in Fiscal 2011 and 2010, respectively. Under the 2005 Plan, the Company issued 397,273 shares of employee restricted stock in Fiscal 2009. Of the 383,745 shares issued in Fiscal 2010, 359,096 shares and the shares issued in Fiscal 2011 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The additional 24,649 shares issued in Fiscal 2010 and the shares issued in Fiscal 2009 vest one-third per year over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $7.3 million, $6.2 million and $6.0 million for Fiscal 2011, 2010 and 2009, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 29, 2011 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested at February 2, 2008	293,251	$ 37.23

Granted	397,273	20.79
Vested	(124,869)	36.84
Withheld for federal taxes	(52,969)	36.86
Forfeited	(4,353)	27.42

Nonvested at January 31, 2009	508,333	24.60

Granted	383,745	19.25
Vested	(138,714)	26.70
Withheld for federal taxes	(65,299)	26.32
Forfeited	(11,951)	25.97

Nonvested at January 30, 2010	676,114	20.94

Granted	404,995	28.41
Vested	(179,684)	23.09
Withheld for federal taxes	(81,731)	23.15
Forfeited	(1,575)	19.40

Nonvested at January 29, 2011	818,119	$ 23.95

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12
Share-Based Compensation Plans, Continued
As of January 29, 2011 there were $14.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.95 years.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation — Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. No participant contributions were accepted by the Company under the Plan after September 28, 2007 as a result of the Finish Line merger agreement, which was terminated in March 2008. A new “short” plan year began April 1, 2008 and a normal plan year resumed on October 1, 2008. Under the Plan, the Company sold 4,230 shares, 4,350 shares and 1,711 shares to employees in Fiscal 2011, 2010 and 2009, respectively.
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $109,000 and $123,000 at January 29, 2011 and January 30, 2010, respectively, and were secured at January 29, 2011, by 6,165 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

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
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA’s Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village’s complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC’s and the EPA’s diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff’s complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action.
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
In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the cost of implementing the Work Plan at approximately $4.9 million. There can be no assurance that remediation costs will not exceed the estimate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $15.5 million as of January 29, 2011, $15.9 million as of January 30, 2010 and $16.0 million as of January 31, 2009. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $2.9 million reflected in Fiscal 2011, $0.8 million in Fiscal 2010 and $9.4 million in Fiscal 2009. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.
Merger-Related Litigation
Genesco Inc. v. The Finish Line, et al.
UBS Securities LLC and UBS Loan Finance LLC v. Genesco Inc., et al.
On September 21, 2007, the Company filed suit against The Finish Line, Inc. in Chancery Court in Nashville, Tennessee seeking a court order requiring The Finish Line to consummate an agreement entered into merger with the Company in June 2007 (the “Tennessee Action”). UBS Securities LLC and UBS Loan Finance LLC (collectively, “UBS”) subsequently intervened as a defendant in the Tennessee Action, filed an answer to the amended complaint and a counterclaim asserting fraud against the Company.
On November 15, 2007, UBS filed a separate lawsuit in the United States District Court for the Southern District of New York (the “New York Action”), naming the Company and The Finish Line as defendants, and seeking a declaration that its commitment to provide The Finish Line with financing for the merger transaction was void and/or could be terminated by UBS.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
Trial of the Tennessee Action began on December 10, 2007 and concluded on December 18, 2007. On December 27, 2007, the Chancery Court ordered The Finish Line to specifically perform the terms of the Merger Agreement. The Court also declared that The Finish Line had breached the Merger Agreement by not closing the merger. The Court ordered The Finish Line to close the merger, to use its reasonable best efforts to take all actions to consummate the merger as required by the Merger Agreement, and to use its reasonable best efforts to obtain financing. The Court excluded from its order any ruling on the issue of the solvency of the combined company, finding that the issue of solvency was reserved for determination in the New York Action.
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
California Actions
On March 3, 2011, there was filed in the U.S. District Court for the Southern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. Both complaints allege that the Company’s retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys’ fees, and other relief. The Company disputes the material allegations in both complaints and intends to defend the actions vigorously.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13
Legal Proceedings, Continued
Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. While the Company has not received notice of any claims arising out of the intrusion, there can be no assurance that such claims will not be asserted in the future, or that such claims will not be material.
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
Note 14
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised of the Lids, Hat Shack, Hat Zone, Head Quarters, Cap Connection and Hat World retail headwear stores, the Sports Fan-Attic retail licensed sports headwear, apparel and accessory stores acquired in November 2009 and the Sports Avenue retail licensed sports headwear, apparel and accessory stores acquired in October 2010, both of which are now referred to as Lids Locker Room, the Lids Team Sports business, including the recently acquired Brand Innovators and Anaconda Sports team dealer businesses, and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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
Notes to Consolidated Financial Statements
Note 14
Business Segment Information, Continued
Corporate assets include cash, prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment and unallocated retail costs of distribution to the corporate segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, stock compensation, interest expense, interest income, restructuring charges and other including major litigation and the loss on early retirement of debt.

		Underground		Johnston
Fiscal 2011	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$804,149	$94,351	$603,533	$185,012	$101,839	$1,339	$1,790,223
Intercompany sales	-0-	-0-	(188)	(1)	(195)	-0-	(384)

Net sales to external customers	$804,149	$94,351	$603,345	$185,011	$101,644	$1,339	$1,789,839

Segment operating income (loss)	$55,628	$(2,476)	$57,778	$8,617	$12,861	$(37,758)	$94,650
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(8,567)	(8,567)

Earnings (loss) from operations	55,628	(2,476)	57,778	8,617	12,861	(46,325)	86,083
Interest expense	-0-	-0-	-0-	-0-	-0-	(1,130)	(1,130)
Interest income	-0-	-0-	-0-	-0-	-0-	8	8

Earnings (loss) from continuing operations before income taxes	$55,628	$(2,476)	$57,778	$8,617	$12,861	$(47,447)	$84,961

Total assets**	$240,567	$27,768	$435,016	$72,393	$38,152	$147,186	$961,082
Depreciation and amortization	20,835	2,170	18,627	3,754	217	2,135	47,738
Capital expenditures	6,422	1,332	17,908	1,687	27	1,923	29,299

*	Restructuring and other includes a $7.2 million charge for asset impairments, of which $4.8 million is in the Journeys Group, $1.0 million in the Lids Sports Group, $0.7 million in the Johnston & Murphy Group and $0.7 million in the Underground Station Group.

**	Total assets for Lids Sports Group include $152.5 million goodwill which includes $33.5 million of additions in Fiscal 2011 resulting from acquisitions. Total assets for Licensed Brands include $0.8 million goodwill due to the Keuka Footwear acquisition.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14
Business Segment Information, Continued

		Underground		Johnston
Fiscal 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$749,202	$99,458	$465,878	$166,081	$93,291	$643	$1,574,553
Intercompany sales	-0-	-0-	(102)	(2)	(97)	-0-	(201)

Net sales to external customers	$749,202	$99,458	$465,776	$166,079	$93,194	$643	$1,574,352

Segment operating income (loss)	$44,285	$(4,584)	$44,039	$5,484	$12,372	$(27,813)	$73,783
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(13,361)	(13,361)

Earnings (loss) from operations	44,285	(4,584)	44,039	5,484	12,372	(41,174)	60,422
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,518)	(5,518)
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,430)	(4,430)
Interest income	-0-	-0-	-0-	-0-	-0-	14	14

Earnings (loss) from continuing operations before income taxes	$44,285	$(4,584)	$44,039	$5,484	$12,372	$(51,108)	$50,488

Total assets**	$246,000	$28,497	$333,634	$67,705	$27,293	$160,523	$863,652
Depreciation and amortization	23,839	2,669	14,732	3,891	174	2,157	47,462
Capital expenditures	14,664	158	13,959	3,633	64	1,347	33,825

*	Restructuring and other includes a $13.3 million charge for asset impairments, of which $9.5 million is in the Journeys Group, $2.1 million in the Lids Sports Group, $0.9 million in the Johnston & Murphy Group and $0.8 million in the Underground Station Group.

**	Total assets for Lids Sports Group include $119.0 million goodwill.

		Underground		Johnston
Fiscal 2009	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$760,008	$110,902	$405,446	$177,963	$96,656	$682	$1,551,657
Intercompany sales	-0-	-0-	-0-	-0-	(95)	-0-	(95)

Net sales to external customers	$760,008	$110,902	$405,446	$177,963	$96,561	$682	$1,551,562

Segment operating income (loss)	$49,050	$(5,660)	$36,670	$10,069	$11,925	$(39,003)	$63,051
Gain from settlement of merger-related litigation	-0-	-0-	-0-	-0-	-0-	204,075	204,075
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(7,500)	(7,500)

Earnings (loss) from operations	49,050	(5,660)	36,670	10,069	11,925	157,572	259,626
Interest expense	-0-	-0-	-0-	-0-	-0-	(9,234)	(9,234)
Interest income	-0-	-0-	-0-	-0-	-0-	322	322

Earnings (loss) from continuing operations before income taxes	$49,050	$(5,660)	$36,670	$10,069	$11,925	$148,660	$250,714

Total assets**	$270,043	$33,790	$306,904	$82,246	$32,070	$91,010	$816,063
Depreciation and amortization	23,417	3,336	13,904	3,634	188	2,354	46,833
Capital expenditures	23,437	295	15,705	6,985	300	2,698	49,420

*	Restructuring and other includes an $8.6 million charge for asset impairments, of which $3.8 million is in the Lids Sports Group, $3.4 million in the Journeys Group, $1.0 million in the Underground Station Group and $0.4 million in the Johnston & Murphy Group.

**	Total assets for Lids Sports Group include $111.7 million goodwill.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15
Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2011		2010		2011		2010		2011		2010		2011		2010		2011	2010

Net sales	$400,853		$370,366		$363,654		$334,658		$464,838		$390,302		$560,494		$479,026		$1,789,839	$1,574,352

Gross margin	208,071		189,222		184,044		169,945		236,741		200,166		272,991		236,537		901,847	795,870

Earnings (loss) from continuing operations before income taxes	14,316	(1)	(5,322	) (2)	(3,649	) (4)	(3,835	) (6)	26,373	(7)	17,403	(8)	47,921	(10)	42,242	(12)	84,961	50,488

Earnings (loss) from continuing operations	8,563		(5,603)		(2,396)		(2,663)		16,967		11,523		31,413		25,829		54,547	29,086

Net earnings (loss)	8,616		(5,762	) (3)	(3,183	) (5)	(2,722)		16,917		11,443	(9)	30,861	(11)	25,854		53,211	28,813

Diluted earnings (loss) per common share:
Continuing operations	.36		(.30)		(.10)		(.12)		.72		.50		1.34		1.08		2.29	1.31
Net earnings (loss)	.36		(.31)		(.14)		(.13)		.72		.50		1.31		1.08		2.24	1.30

(1)	Includes a net restructuring and other charge of $2.4 million (see Note 3).

(2)	Includes a net restructuring and other charge of $5.0 million (see Note 3) and a $5.1 million loss on early retirement of debt (see Note 6).

(3)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(4)	Includes a net restructuring and other charge of $2.0 million (see Note 3).

(5)	Includes a loss of $0.8 million, net of tax, from discontinued operations (see Note 3).

(6)	Includes a net restructuring and other charge of $3.3 million (see Note 3).

(7)	Includes a net restructuring and other charge of $2.2 million (see Note 3).

(8)	Includes a net restructuring and other charge of $2.6 million (see Note 3).

(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(10)	Includes a net restructuring and other charge of $2.0 million (see Note 3).

(11)	Includes a loss of $0.5 million, net of tax, from discontinued operations (see Note 3).

(12)	Includes a net restructuring and other charge of $2.5 million (see Note 3) and a $0.4 million loss on early retirement of debt (see Note 6).

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
Based on their evaluation as of January 29, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 29, 2011, the Company’s internal control over financial reporting is effective based on these criteria.
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
PART III
ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2011 to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
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
ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2011 to be filed with the Securities and Exchange Commission.
ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2011 to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 29, 2011 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
	Number of		Number of securities
	securities	Weighted-average	remaining available for
	to be issued	exercise price of	future issuance under equity
	upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	877,130	$ 24.75	455,259

Equity compensation plans not approved by security holders	—	—	—

Total	877,130	$ 24.75	455,259

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Share-Based Compensation and Note 12 Share-Based Compensation Plans.
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2011 to be filed with the Securities and Exchange Commission.
ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2011 to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements Consolidated Balance Sheets, January 29, 2011 and January 31, 2010
Consolidated Statements of Operations, each of the three fiscal years ended 2011, 2010 and 2009
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2011, 2010 and 2009
Consolidated Statements of Equity, each of the three fiscal years ended 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Financial Statement Schedules
II — Valuation and Qualifying Accounts, each of the three fiscal years ended 2011, 2010 and 2009
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 126.
Exhibits
(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).

	b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4)	a.	Second Amended and Restated Shareholders Rights Agreement dated as of April 18, 2010. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed April 9, 2010 (File No. 1-3083).

	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10)	a.	Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among the Company, certain subsidiaries of the Company party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2011 (File No. 1-3083).
b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement, incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
e.	Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 15, 2009.
f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)f to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
i.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
j.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
k.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.

l.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
m.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
n.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.
o.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
p.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
q.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
r.	First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
s.	Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington. Incorporated by reference to Exhibit (10)t to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
t.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
u.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*
v.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*
w.	Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*

x.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
y.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.
z.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).
aa.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
bb.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
cc.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
dd.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
ee.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
ff.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).
(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 124.

(24)	Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)b through (10)k, (10)q through (10)s and (10)x through (10)aa are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-62653, 333-08463, 333-104908, 333-128201 and 333-160339) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our reports dated March 30, 2011, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries, included in this Annual Report (Form 10-K) for the year ended January 29, 2011.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the 1996 Employee Stock Purchase Plan of Genesco Inc. of our report dated March 30, 2011 with respect to the financial statements of the Genesco Inc. Employee Stock Purchase Plan, included as an exhibit to this Annual Report (Form 10-K) for the year ended January 29, 2011.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2011

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.
By:	/s/James S. Gulmi
James S. Gulmi
Senior Vice President — Finance, Chief Financial Officer and Treasurer

Date: March 30, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2011.

/s/Robert J. Dennis Robert J. Dennis	Chairman, President, Chief Executive Officer and a Director

/s/James S. Gulmi James S. Gulmi	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer

Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *

*By	/s/Roger G. Sisson Roger G. Sisson Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 29, 2011

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended January 29, 2011

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,477	$1,078	$(316	) (1)	$2,239
Allowance for cash discounts	6	-0-	2	(2)	8
Allowance for wholesale sales returns	1,368	-0-	(549	) (3)	819
Allowance for customer deductions	27	-0-	23	(4)	50
Allowance for co-op advertising	354	-0-	(169	) (5)	185

Totals	$3,232	$1,078	$(1,009)		$3,301

Year Ended January 30, 2010

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,262	$400	$(185	) (1)	$1,477
Allowance for cash discounts	3	-0-	3	(2)	6
Allowance for wholesale sales returns	1,377	-0-	(9	) (3)	1,368
Allowance for customer deductions	79	-0-	(52	) (4)	27
Allowance for co-op advertising	331	-0-	23	(5)	354

Totals	$3,052	$400	$(220)		$3,232

Year Ended January 31, 2009

		Charged
	Beginning	to Profit	Increases		Ending
In Thousands	Balance	and Loss	(Decreases)		Balance

Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$148	$1,074	$40	(1)	$1,262
Allowance for cash discounts	5	-0-	(2	) (2)	3
Allowance for wholesale sales returns	776	-0-	601	(3)	1,377
Allowance for customer deductions	63	-0-	16	(4)	79
Allowance for co-op advertising	775	-0-	(444	) (5)	331

Totals	$1,767	$1,074	$211		$3,052

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $17,000 in 2011, $9,000 in 2010 and $6,000 in 2009 to the addition above, the total bad debt expense amounted to $1.1 million in 2011, $0.4 million in 2010 and $1.1 million in 2009.

(1)	Bad debt charged to reserve.

(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.

(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.

(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.

(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.