Form 10-Q
period 2011-04-30
GENESCO INC
filed 2011-06-09
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of May 27, 2011, 23,709,127 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	April 30,	January 29,	May 1
Assets	2011	2011	2010

Current Assets
Cash and cash equivalents	$56,760	$55,934	$105,399
Accounts receivable, net of allowances of $4,359 at April 30, 2011, $3,301 at January 29, 2011 and $3,430 at May 1, 2010	43,858	44,512	29,411
Inventories	371,802	359,736	295,514
Deferred income taxes	19,522	19,130	17,265
Prepaids and other current assets	34,333	33,743	33,752

Total current assets	526,275	513,055	481,341

Property and equipment:
Land	4,863	4,863	4,863
Buildings and building equipment	17,992	17,992	17,992
Computer hardware, software and equipment	96,785	92,929	87,194
Furniture and fixtures	105,099	105,056	102,086
Construction in progress	8,093	9,109	5,297
Improvements to leased property	281,296	279,295	275,610

Property and equipment, at cost	514,128	509,244	493,042
Accumulated depreciation	(318,063)	(310,553)	(284,310)

Property and equipment, net	196,065	198,691	208,732

Deferred income taxes	19,822	19,036	14,246
Goodwill	153,301	153,301	118,979
Trademarks, net of accumulated amortization of $1,440 at April 30, 2011, $1,151 at January 29, 2011 and $524 at May 1, 2010	52,213	52,486	52,707
Other intangibles, net of accumulated amortization of $11,135 at April 30, 2011, $10,565 at January 29, 2011 and $8,977 at May 1, 2010	12,008	12,578	3,488
Other noncurrent assets	12,060	11,935	8,607

Total Assets	$971,744	$961,082	$888,100

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	April 30,	January 29,	May 1,
Liabilities and Equity	2011	2011	2010

Current Liabilities
Accounts payable	$127,434	$117,001	$111,163
Accrued employee compensation	25,355	38,188	16,887
Accrued other taxes	15,029	17,289	12,111
Accrued income taxes	11,655	13,259	5,684
Other accrued liabilities	37,148	38,177	32,434
Provision for discontinued operations	10,128	10,449	9,480

Total current liabilities	226,749	234,363	187,759

Long-term debt	-0-	-0-	-0-
Pension liability	12,442	11,906	17,070
Deferred rent and other long-term liabilities	83,917	83,406	85,047
Provision for discontinued operations	4,594	4,586	6,048

Total liabilities	327,702	334,261	295,924

Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	5,181	5,183	5,195
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
April 30, 2011 — 24,178,159/23,689,695 January 29, 2011 — 24,162,634/23,674,170 May 1, 2010 — 24,538,841/24,050,377	24,178	24,163	24,539
Additional paid-in capital	133,848	131,910	147,869
Retained earnings	519,968	505,224	460,777
Accumulated other comprehensive loss	(23,668)	(24,305)	(28,347)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total Genesco equity	641,650	624,318	592,176
Noncontrolling interest — non-redeemable	2,392	2,503	-0-

Total equity	644,042	626,821	592,176

Total Liabilities and Equity	$971,744	$961,082	$888,100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	April 30,	May 1,
	2011	2010

Net sales	$481,502	$400,853
Cost of sales	233,960	192,782
Selling and administrative expenses	220,773	191,077
Restructuring and other, net	1,244	2,443

Earnings from operations	25,525	14,551

Interest expense, net:
Interest expense	516	236
Interest income	(2)	(1)

Total interest expense, net	514	235

Earnings from continuing operations before income taxes	25,011	14,316
Income tax expense	10,036	5,753

Earnings from continuing operations	14,975	8,563
(Provision for) earnings from discontinued operations, net	(182)	53

Net Earnings	$14,793	$8,616

Basic earnings per common share:
Continuing operations	$0.65	$0.36
Discontinued operations	(0.01)	0.01

Net earnings	$0.64	$0.37

Diluted earnings per common share:
Continuing operations	$0.63	$0.36
Discontinued operations	0.00	0.00

Net earnings	$0.63	$0.36

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	April 30,	May 1,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,793	$8,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,202	11,893
Amortization of deferred note expense and debt discount	146	104
Deferred income taxes	(1,213)	(710)
Provision for losses on accounts receivable	241	298
Impairment of long-lived assets	747	2,356
Restricted stock and share-based compensation	1,596	1,711
Provision for discontinued operations	300	(88)
Other	349	346
Effect on cash from changes in working capital and other assets and liabilities
Accounts receivable	413	(2,581)
Inventories	(12,066)	(4,541)
Prepaids and other current assets	(589)	(1,333)
Accounts payable	13,712	19,320
Other accrued liabilities	(19,728)	4,297
Other assets and liabilities	1,095	(3,786)

Net cash provided by operating activities	11,998	35,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,597)	(6,540)
Acquisitions, net of cash acquired	-0-	(3,445)
Proceeds from asset sales	-0-	2

Net cash used in investing activities	(9,597)	(9,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(21)	(41)
Shares repurchased	-0-	(2,075)
Change in overdraft balances	(3,278)	(856)
Dividends paid on non-redeemable preferred stock	(49)	(49)
Exercise of stock options	1,839	353
Other	(66)	-0-

Net cash used in financing activities	(1,575)	(2,668)

Net Increase in Cash and Cash Equivalents	826	23,251
Cash and cash equivalents at beginning of period	55,934	82,148

Cash and cash equivalents at end of period	$56,760	$105,399

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$285	$127
Income taxes	12,134	460
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
In Thousands

							Non
							Control-
	Total				Accum		ling
	Non-				Other		Interest
	Redeemable		Additional		Compre-		Non-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	Treasury	Redeem-	hensive	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	able	Income	Equity

Balance January 30, 2010	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)	$-0-		$582,313

Net earnings	-0-	-0-	-0-	53,211	-0-	-0-	-0-	$53,211	53,211
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(197)	-0-	-0-	-0-	-0-	(197)
Exercise of stock options	-0-	118	2,105	-0-	-0-	-0-	-0-	-0-	2,223
Issue shares — Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	7,796	-0-	-0-	-0-	-0-	-0-	7,796
Share-based compensation	-0-	-0-	210	-0-	-0-	-0-	-0-	-0-	210
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,293)	-0-	-0-	-0-	-0-	-0-	(2,375)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	1,342	-0-	-0-	-0-	-0-	-0-	1,342
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	166	-0-	-0-	166	166
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	3,921	-0-	-0-	3,921	3,921
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(131)	-0-	-0-	(131)	(131)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	543	-0-	-0-	543	543
Other	(37)	1	37	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest — non-redeemable	-0-	-0-	-0-	-0-	-0-	-0-	2,503	-0-	2,503

Comprehensive income								$57,710

Balance January 29, 2011	5,183	24,163	131,910	505,224	(24,305)	(17,857)	2,503		626,821

Net earnings	-0-	-0-	-0-	14,793	-0-	-0-	-0-	$14,793	14,793
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(49)	-0-	-0-	-0-	-0-	(49)
Exercise of stock options	-0-	55	1,784	-0-	-0-	-0-	-0-	-0-	1,839
Employee and non-employee restricted stock	-0-	-0-	1,595	-0-	-0-	-0-	-0-	-0-	1,595
Share-based compensation	-0-	-0-	1	-0-	-0-	-0-	-0-	-0-	1
Restricted shares withheld for taxes	-0-	(38)	(1,447)	-0-	-0-	-0-	-0-	-0-	(1,485)
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	54	-0-	-0-	54	54
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	583	-0-	-0-	583	583
Other	(2)	(2)	5	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest — earnings (loss)	-0-	-0-	-0-	-0-	-0-	-0-	(111)	-0-	(111)

Comprehensive income*								$15,430

Balance April 30, 2011	$5,181	$24,178	$133,848	$519,968	$(23,668)	$(17,857)	$2,392		$644,042

*	Comprehensive income was $9.1 million for the first quarter ended May 1, 2010.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies
Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2012 (“Fiscal 2012”) and of the fiscal year ended January 29, 2011 (“Fiscal 2011”). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
Nature of Operations
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; an e-commerce business conducted primarily through the lids.com website; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at April 30, 2011, the Company operated 2,291 retail stores in the U.S., Puerto Rico and Canada.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. In the three months ended May 1, 2010 Condensed Consolidated Statements of Cash Flows, amortization of intangibles totaling approximately $0.2 million, was reclassified from other to depreciation and amortization under adjustments to reconcile net earnings to net cash provided by operating activities. Certain expenses previously allocated to the corporate segment have been reallocated to operating segments beginning in Fiscal 2012. Segment operating income (loss) for the three months ended May 1, 2010 has been restated by operating segment totaling $1.5 million with an offsetting increase to corporate and other operating income to conform to the current year presentation (See Note 9).

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
The Lids Sports retail segment and its Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
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
Impairment of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Notes 3 and 5.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in each of the first quarters of Fiscal 2012 and 2011. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.
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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. For the first quarter of Fiscal 2012 and 2011, share-based compensation expense was less than $1,000 and $0.1 million, respectively. The Company has not issued any new share-based compensation awards since the first quarter of Fiscal 2008. For each of the first quarters of Fiscal 2012 and 2011, restricted stock expense was $1.6 million. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The Company did not grant any stock options for the three months ended April 30, 2011 or May 1, 2010. During the three months ended April 30, 2011 and May 1, 2010, the Company did not issue any shares of employee restricted stock. There was no director retainer stock issued for the three months ended April 30, 2011 or May 1, 2010.
Cash and Cash Equivalents
Included in cash and cash equivalents at April 30, 2011, January 29, 2011 and May 1, 2010 are marketable securities of $0.3 million, $29.8 million and $69.7 million, respectively. Marketable securities are highly-liquid financial instruments having an original maturity of three months or less. At April 30, 2011, substantially all of the Company’s cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At April 30, 2011, January 29, 2011 and May 1, 2010 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $32.8 million, $36.1 million and $31.1 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to college and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 13% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of April 30, 2011.

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
Leases
Leasehold improvements are amortized on the straight-line method over the shorter of their useful lives or their related lease terms and the charge to earnings is included in selling and administrative expenses in the Condensed Consolidated Statements of Operations.
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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $17.7 million, $18.4 million and $21.2 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively, and deferred rent of $33.5 million, $33.0 million and $31.6 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $152.5 million and $0.8 million for Licensed Brands at April 30, 2011 and $119.0 million for the Lids Sports Group at May 1, 2010. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
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
Fair Value of Financial Instruments
The Company did not have any outstanding financial instruments at April 30, 2011 or January 29, 2011.
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.4 million and $1.2 million for the first quarter of Fiscal 2012 and 2011, respectively.
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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million and less than $0.1 million for the first quarters of Fiscal 2012 and 2011, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $7.8 million, $9.0 million and $7.0 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $9.7 million and $8.2 million for the first quarter of Fiscal 2012 and 2011, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million, $1.1 million and $1.2 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.
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
Cooperative advertising costs recognized in selling and administrative expenses were $0.9 million and $0.8 million for the first quarter of Fiscal 2012 and 2011, respectively. During the first quarter of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.9 million and $0.8 million for the first quarters of Fiscal 2012 and 2011, respectively. During the first quarter of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 30, 2011 consisted of $25.0 million of cumulative pension liability adjustments, net of tax, and $0.1 million of cumulative postretirement liability adjustments, net of tax, offset by a foreign currency translation adjustment of $1.4 million.
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
The notional amount of such contracts outstanding at April 30, 2011 and May 1, 2010 were $0.6 and $0.8 million, respectively. For the three months ended April 30, 2011, the Company recorded an unrealized gain on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Intangible Assets
Intangible Assets
Other intangibles by major classes were as follows:

					Non-Compete
	Leases		Customer Lists		Agreements/Backlog		Total
	Apr. 30,	Jan. 29,	Apr. 30,	Jan 29,	Apr. 30,	Jan. 29,	Apr. 30,	Jan. 29,
(In Thousands)	2011	2011	2011	2011	2011	2011	2011	2011

Gross other intangibles	$9,837	$9,837	$12,206	$12,206	$1,100	$1,100	$23,143	$23,143
Accumulated amortization	(8,594)	(8,482)	(1,878)	(1,480)	(663)	(603)	(11,135)	(10,565)

Net Other Intangibles	$1,243	$1,355	$10,328	$10,726	$437	$497	$12,008	$12,578

The amortization of intangibles was $0.9 million and $0.2 million for the first quarter of Fiscal 2012 and 2011, respectively. The amortization of intangibles will be $3.4 million, $3.2 million, $2.8 million, $2.4 million and $1.6 million for Fiscal 2012, 2013, 2014, 2015 and 2016, respectively.
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
The Company recorded a pretax charge to earnings of $1.2 million in the first quarter of Fiscal 2012, including $0.7 million for retail store asset impairments, $0.4 million for network intrusion costs and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $2.4 million in the first quarter of Fiscal 2011, primarily for retail store asset impairments.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 3
Restructuring and Other Charges and Discontinued Operations, Continued
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 30, 2010	$15,414
Additional provision Fiscal 2011	2,203
Charges and adjustments, net	(2,582)

Balance January 29, 2011	15,035
Additional provision Fiscal 2012	300
Charges and adjustments, net	(613)

Balance April 30, 2011*	14,722
Current provision for discontinued operations	10,128

Total Noncurrent Provision for Discontinued Operations	$4,594

*	Includes a $15.2 million environmental provision, including $10.6 million in current provision for discontinued operations.
Note 4
Inventories

	April 30,	January 29,
In thousands	2011	2011

Raw materials	$15,376	$11,952
Goods in process	631	338
Wholesale finished goods	35,907	47,866
Retail merchandise	319,888	299,580

Total Inventories	$371,802	$359,736

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Fair Value
The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of April 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of April 30, 2011	$548	$—	$—	$548	$747
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended April 30, 2011. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 5
Fair Value, Continued
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at April 30, 2011. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.
Note 6
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2011	2010	2011	2010

Service cost	$63	$63	$42	$38
Interest cost	1,398	1,484	43	40
Expected return on plan assets	(1,952)	(2,025)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,241	1,130	20	14

Net amortization	1,242	1,131	20	14

Net Periodic Benefit Cost	$751	$653	$105	$92

While there was no cash requirement for the Plan in 2011, the Company made a $0.3 million contribution to the Plan in February 2011.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	April 30, 2011			May 1, 2010
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$14,975			$8,563

Less: Preferred stock dividends	(49)			(49)

Basic EPS from continuing operations
Income available to common shareholders	14,926	22,940	$.65	8,514	23,462	$.36

Effect of Dilutive Securities from continuing operations
Options		549			386
Convertible preferred stock(1)	14	26		-0-	-0-
Employees’ preferred stock(2)		49			50

Diluted EPS
Income available to common shareholders plus assumed conversions	$14,940	23,564	$.63	$8,514	23,898	$.36

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 3 preferred stock for the three months ended April 30, 2011. Therefore, conversion of Series 3 preferred shares was included in diluted earnings per share for the three months ended April 30, 2011. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1 and 4 preferred stock for the three months ended April 30, 2011 and for Series 1, 3 and 4 preferred stock for the three months ended May 1, 2010. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share for the three months ended April 30, 2011 or May 1, 2010, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of April 30, 2011.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the first quarter ended April 30, 2011 and May 1, 2010.
The Company did not repurchase any shares during the first quarter ended April 30, 2011. The Company repurchased 1,700 shares during the first quarter ended May 1, 2010.

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
In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the cost of implementing the Work Plan at approximately $5.3 million. There can be no assurance that remediation costs will not exceed the estimate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $15.2 million as of April 30, 2011, $15.5 million as of January 29, 2011 and $16.0 million as of May 1, 2010. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million reflected in each of the first quarters of Fiscal 2012 and 2011. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.
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
Notes to Condensed Consolidated Financial Statements
Note 8
Legal Proceedings, Continued
Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. imposed penalty assessments totaling $10,000 on the Company’s credit and debit card processors based upon alleged violations of certain Visa International Operating Regulations, and has indicated that it may assert additional claims in connection with the intrusion. The Company disputes the basis of such claims. There can be no assurance that additional claims related to the intrusion will not be asserted in the future, or that such claims will not be material.
In addition to the matters specifically described in this footnote, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company’s liability with respect to any of these other matters is likely to have a material effect on its financial position or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company’s business and results of operations.
Note 9
Business Segment Information
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear sourced and marketed under a license from Levi Strauss & Company.
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
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued
Corporate assets include cash, prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other, including major litigation.

Three Months Ended		Underground		Johnston
April 30, 2011	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$208,714	$25,803	$169,702	$48,051	$29,016	$308	$481,594
Intercompany sales	-0-	-0-	(26)	-0-	(66)	-0-	(92)

Net sales to external customers	$208,714	$25,803	$169,676	$48,051	$28,950	$308	$481,502

Segment operating income (loss)	$16,311	$1,147	$14,004	$2,895	$3,304	$(10,892)	$26,769
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(1,244)	(1,244)

Earnings (loss) from operations	16,311	1,147	14,004	2,895	3,304	(12,136)	25,525
Interest expense	-0-	-0-	-0-	-0-	-0-	(516)	(516)
Interest income	-0-	-0-	-0-	-0-	-0-	2	2

Earnings (loss) from continuing operations before income taxes	$16,311	$1,147	$14,004	$2,895	$3,304	$(12,650)	$25,011

Total assets**	$242,605	$28,001	$445,176	$72,659	$34,599	$148,704	$971,744
Depreciation and amortization	4,788	494	5,448	897	66	509	12,202
Capital expenditures	2,065	8	6,414	407	204	499	9,597

*	Restructuring and other includes a $0.7 million charge for asset impairments, of which $0.4 million is in the Journeys Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Lids Sports Group.

**	Total assets for the Lids Sports Group include $152.5 million of goodwill. Total assets for Licensed Brands include $0.8 million of goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Business Segment Information, Continued

Three Months Ended		Underground		Johnston
May 1, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$181,891	$26,073	$119,988	$44,537	$28,190	$222	$400,901
Intercompany sales	-0-	-0-	-0-	-0-	(48)	-0-	(48)

Net sales to external customers	$181,891	$26,073	$119,988	$44,537	$28,142	$222	$400,853

Segment operating income (loss)	$8,425	$649	$9,414	$2,059	$4,532	$(8,085)	$16,994
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,443)	(2,443)

Earnings (loss) from operations	8,425	649	9,414	2,059	4,532	(10,528)	14,551
Interest expense	-0-	-0-	-0-	-0-	-0-	(236)	(236)
Interest income	-0-	-0-	-0-	-0-	-0-	1	1

Earnings (loss) from continuing operations before income taxes	$8,425	$649	$9,414	$2,059	$4,532	$(10,763)	$14,316

Total assets**	$244,978	$25,423	$342,497	$62,439	$26,872	$185,891	$888,100
Depreciation and amortization	5,496	589	4,231	957	42	578	11,893
Capital expenditures	1,674	4	4,341	375	12	134	6,540

*	Restructuring and other includes a $2.4 million charge for asset impairments, of which $1.5 million is in the Journeys Group, $0.3 million in the Underground Station Group, $0.3 million in the Johnston & Murphy Group and $0.3 million in the Lids Sports Group.

**	Total assets for the Lids Sports Group include $119.0 million of goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company’s performance outlook for Fiscal 2012.
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	The costs of responding to and liability in connection with the network intrusion described under “Significant Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	The effects of a disruption of the NFL season on Lids Sports and the Company’s results.

•	Adjustments to estimates reflected in forward-looking statements, including the timing and amount of non-cash asset impairments.

•	Weakness in the consumer economy.

•	Competition in the Company’s markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The Company’s ability to continue to complete acquisitions, expand its business and diversify its product base and to integrate the acquisitions effectively and to realize the expected benefits from them.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at acceptable expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy® and Underground Station® stores, in the U.S., Puerto Rico and Canada, and e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers® brand and other brands that the Company licenses for men’s footwear. The Company’s footwear brands are distributed to more than 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, the Lids Clubhouse business consisting of single team fan shops, an e-commerce business and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at April 30, 2011, the Company operated 2,291 retail stores in the U.S., Puerto Rico and Canada.
The Company operates five reportable business segments (not including corporate): Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through a direct-to-consumer catalog and e-commerce operations.
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group in the urban market. The Underground Station Group stores average approximately 1,800 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 825 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Locker Room and Lids Clubhouse stores sell licensed sports headwear, apparel and accessories to sports fans of all ages and average approximately 2,725 square feet and are in malls and other locations throughout the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, The Lids Sports Group operates Lids Team Sports, an athletic team dealer business.
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
Summary of Results of Operations
The Company’s net sales increased 20.1% during the first quarter of Fiscal 2012 compared to Fiscal 2011. The increase was driven primarily by a 41% increase in Lids Sports Group sales which was aided by $24.4 million of sales from businesses acquired over the past twelve months, a 15% increase in Journeys Group sales, an 8% increase in Johnston & Murphy Group sales and a 3% increase in Licensed Brands sales, offset slightly by a 1% decrease in Underground Station Group sales. Gross margin decreased as a percentage of net sales during the first quarter of Fiscal 2012, due to margin decreases in all the Company’s business segments. Selling and administrative expenses decreased as a percentage of net sales during the first quarter of Fiscal 2012, primarily due to expense decreases as a percentage of net sales in all of the Company’s business segments except Licensed Brands. Earnings from operations increased as a percentage of net sales during the first quarter of Fiscal 2012, primarily due to increased earnings from operations in all the Company’s business segments except the Licensed Brands segment.
Significant Developments
Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. imposed penalty assessments totaling $10,000 on the Company’s credit and debit card processors based upon alleged violations of certain Visa International Operating Regulations, and has indicated that it may assert additional claims in connection with the intrusion. The Company disputes the basis of such claims. There can be no assurance that additional claims related to the intrusion will not be asserted in the future, or that such claims will not be material.
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $1.2 million in the first quarter of Fiscal 2012. The charge reflected in restructuring and other, net included $0.7 million for retail store asset impairments, $0.4 million for network intrusion costs and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $2.4 million in the first quarter of Fiscal 2011, primarily for retail store asset impairments.

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
Results of Operations — First Quarter Fiscal 2012 Compared to Fiscal 2011
The Company’s net sales in the first quarter ended April 30, 2011 increased 20.1% to $481.5 million from $400.9 million in the first quarter ended May 1, 2010. Gross margin increased 19.0% to $247.5 million in the first quarter this year from $208.1 million in the same period last year but decreased as a percentage of net sales from 51.9% to 51.4%. Selling and administrative expenses in the first quarter this year increased 15.5% from the first quarter last year but decreased as a percentage of net sales from 47.7% to 45.9%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended April 30, 2011 were $25.0 million compared to $14.3 million for the first quarter ended May 1, 2010. Pretax earnings for the first quarter ended April 30, 2011 included restructuring and other charges of $1.2 million primarily for retail store asset impairments, network intrusion costs and other legal matters. Pretax earnings for the first quarter ended May 1, 2010 included restructuring and other charges of $2.4 million, primarily for retail store asset impairments.
Net earnings for the first quarter ended April 30, 2011 were $14.8 million ($0.63 diluted earnings per share) compared to $8.6 million ($0.36 diluted earnings per share) for the first quarter ended May 1, 2010. The Company recorded an effective income tax rate of 40.1% in the first quarter this year compared to 40.2% in the same period last year.
Journeys Group

	Three Months Ended
	April 30,	May 1,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$208,714	$181,891	14.7%
Earnings from operations	$16,311	$8,425	93.6%
Operating margin	7.8%	4.6%
Net sales from Journeys Group increased 14.7% to $208.7 million for the first quarter ended April 30, 2011 compared to $181.9 million for the same period last year. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 14% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes, reflecting changes in product mix. Unit sales increased 15% during the same period. Journeys

Group operated 1,011 stores at the end of the first quarter of Fiscal 2012, including 149 Journeys Kidz stores, 54 Shi by Journeys stores and three Journeys stores in Canada, compared to 1,023 stores at the end of the first quarter last year, including 150 Journeys Kidz stores, 56 Shi by Journeys stores and one Journeys store in Canada.
Journeys Group earnings from operations for the first quarter ended April 30, 2011 increased 93.6% to $16.3 million compared to $8.4 million for the first quarter ended May 1, 2010. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs and depreciation.
Underground Station Group

	Three Months Ended
	April 30,	May 1,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$25,803	$26,073	(1.0)%
Earnings from operations	$1,147	$649	76.7%
Operating margin	4.4%	2.5%
Net sales from the Underground Station Group decreased 1.0% to $25.8 million for the first quarter ended April 30, 2011 from $26.1 million for the same period last year. The decrease reflects an 11% decrease in average Underground Station stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four), offset by a 6% increase in comparable store sales. Comparable footwear unit sales increased 6% while the average price per pair of shoes was flat. Unit sales decreased 3% during the same period. Underground Station Group operated 145 stores at the end of the first quarter of Fiscal 2012 compared to 163 stores at the end of the first quarter last year.
Underground Station Group earnings from operations for the first quarter ended April 30, 2011 increased 76.7% to $1.1 million compared to $0.6 million in the first quarter ended May 1, 2010. The improvement was primarily due to decreased expenses as a percentage of net sales due to decreased occupancy costs, depreciation and compensation.
Lids Sports Group

	Three Months Ended
	April 30,	May 1,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$169,676	$119,988	41.4%
Earnings from operations	$14,004	$9,414	48.8%
Operating margin	8.3%	7.8%
Net sales from Lids Sports Group increased 41.4% to $169.7 million for the first quarter ended April 30, 2011 compared to $120.0 million for the same period last year, reflecting primarily a 16% increase in comparable store sales and $24.4 million of sales from businesses acquired in the last twelve months. The comparable store sales increase reflected a 14% increase in comparable store units sold, primarily from strength in Major League Baseball products especially fashion-oriented

Major League Baseball products, NBA products, branded action headwear, NCAA products and NHL products, and a 3% increase in average price per hat. Lids Sports Group operated 980 stores at the end of the first quarter of Fiscal 2012, including 74 stores in Canada and 102 Lids Locker Room and Clubhouse stores, compared to 922 stores at the end of the first quarter last year, including 62 stores in Canada and 37 Lids Locker Room and Clubhouse stores.
Lids Sports Group earnings from operations for the first quarter ended April 30, 2011 increased 48.8% to $14.0 million compared to $9.4 million for the first quarter ended May 1, 2010. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales as well as a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 15% of the Group’s sales in the first quarter this year compared to 6% for the same period last year. Wholesale sales normally involve lower expenses compared to retail sales.
Johnston & Murphy Group

	Three Months Ended
	April 30,	May 1,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$48,051	$44,537	7.9%
Earnings from operations	$2,895	$2,059	40.6%
Operating margin	6.0%	4.6%
Johnston & Murphy Group net sales increased 7.9% to $48.1 million for the first quarter ended April 30, 2011 from $44.5 million for the first quarter ended May 1, 2010, reflecting primarily a 10% increase in comparable store sales and a 6% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 5% in the first quarter of Fiscal 2012 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 72.1% of Johnston & Murphy Group segment sales in the first quarter this year, up from 71.6% in the first quarter last year. The comparable store sales increase in the first quarter ended April 30, 2011 reflects a 5% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes for Johnston & Murphy retail operations. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2012 included 155 Johnston & Murphy shops and factory stores compared to 159 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2011.
Johnston & Murphy Group earnings from operations for the first quarter ended April 30, 2011 increased 40.6% to $2.9 million compared to $2.1 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.

Licensed Brands

	Three Months Ended
	April 30,	May 1,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$28,950	$28,142	2.9%
Earnings from operations	$3,304	$4,532	(27.1)%
Operating margin	11.4%	16.1%
Licensed Brands’ net sales increased 2.9% to $29.0 million for the first quarter ended April 30, 2011, from $28.1 million for the first quarter ended May 1, 2010. The sales increase reflects $3.5 million of increased sales from the Chaps line of footwear and a small acquisition made in the third quarter of Fiscal 2011. Unit sales for Dockers Footwear decreased 5% for the first quarter this year and the average price per pair of Dockers shoes decreased 6% compared to the same period last year.
Licensed Brands’ earnings from operations for the first quarter ended April 30, 2011 decreased 27.1% to $3.3 million compared to $4.5 million for the same period last year. The increase in net sales was offset by increased expenses, both in dollars and as a percentage of net sales, reflecting increased advertising expense and freight costs.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended April 30, 2011 was $12.1 million compared to $10.5 million for the first quarter ended May 1, 2010. Corporate expense in the first quarter this year included $1.2 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion costs and other legal matters. Last year’s expense in the first quarter included $2.4 million in restructuring and other charges, primarily for retail store asset impairments. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first quarter this year compared to the first quarter last year.
Interest expense increased from $0.2 million in the first quarter ended May 1, 2010 to $0.5 million for the first quarter ended April 30, 2011, due to increased unused line fees on the new $300.0 million Credit Facility entered into in the fourth quarter of Fiscal 2011 compared to lower fees for the $200.0 million Credit Facility in place in the first quarter last year.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	April 30,	January 29,	May 1,
	2011	2011	2010
	(dollars in millions)
Cash and cash equivalents	$56.8	$55.9	$105.4
Working capital	$299.5	$278.7	$293.6
Long-term debt	$-0-	$-0-	$-0-

Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $12.0 million in the first three months of Fiscal 2012 compared to $35.9 million in the first three months of Fiscal 2011. The $23.9 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in other accrued liabilities and inventory of $24.0 million and $7.5 million, respectively, offset by increased earnings. The $24.0 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and income tax payments in the first quarter this year compared to the first quarter last year. The $7.5 million decrease in cash flow from inventory reflected increased purchases in the Journeys Group, Lids Sports Group and Johnston & Murphy retail to support sales offset by decreased inventory in the Licensed Brands wholesale businesses.
The $12.1 million increase in inventories at April 30, 2011 from January 29, 2011 levels reflected increased purchases in the Journeys Group, Lids Sports Group and Johnston & Murphy retail, offset by decreased inventory in the footwear wholesale businesses.
Accounts receivable at April 30, 2011 decreased $0.4 million compared to January 29, 2011.
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
There were no revolving credit borrowings during the three months ended April 30, 2011 or May 1, 2010, as cash on hand and cash generated from operations funded seasonal working capital requirements and capital expenditures for the first quarter of each year.
There were $11.0 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at April 30, 2011. Net availability under the facility was $247.1 million. The Company is not required to comply with any financial covenants under the facility unless

Excess Availability (as defined in the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $247.1 million at April 30, 2011. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at April 30, 2011.
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
The Company’s contractual obligations at April 30, 2011 were flat compared to contractual obligations at January 29, 2011.
Capital Expenditures
Total capital expenditures in Fiscal 2012 are expected to be approximately $55.4 million. These include retail capital expenditures of approximately $44.3 million to open approximately 20 Journeys stores including seven in Canada, seven Journeys Kidz stores, 11 Johnston & Murphy shops and factory stores and 45 Lid Sports Group stores including ten stores in Canada and 20 Lids Locker Room stores, with three Lids Locker Room stores in Canada, and to complete approximately 98 major store renovations. The Company will continue to open stores at a slower pace in 2012. The planned amount of capital expenditures in Fiscal 2012 for wholesale operations and other purposes is approximately $11.1 million, including approximately $4.8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations will be sufficient to support seasonal working capital requirements and capital expenditures, although the Company may borrow under its Credit Facility from time to time to support seasonal working capital requirements during Fiscal 2012. The approximately $10.1 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2012.
Common Stock Repurchases
The Company did not repurchase any shares during the three months ended April 30, 2011. The Company repurchased 1,700 shares at a cost of $48,000 during the three months ended May 1, 2010.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.4 million in each of the first quarters of Fiscal 2012 and Fiscal 2011. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The Company does not have any outstanding debt as of April 30, 2011.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at April 30, 2011. As a result, the Company considers the interest rate market risk implicit in these investments at April 30, 2011 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At April 30, 2011, the Company had $0.6 million of forward foreign exchange contracts for Euro. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at April 30, 2011 was less than $0.1 million based on current spot rates. As of April 30, 2011, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.
Accounts Receivable — The Company’s accounts receivable balance at April 30, 2011 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 13% of the Company’s total trade accounts receivable balance and no other customer accounted for more than 6% of the Company’s total trade receivables balance as of April 30, 2011. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at April 30, 2011, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2012 would not be material.
New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended April 30, 2011 are included in Note 1 to the Condensed Consolidated Financial statements.

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
Based on their evaluation as of April 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)
February 2011 1-30-11 to 2-26-11(1)	269	$40.48	-0-	$-0-

March 2011 2-27-11 to 3-26-11(1)	37,710	$39.07	-0-	$-0-

April 2011 3-27-11 to 4-30-11	-0-	$-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits
Exhibits

(10)a.	Amended and Restated EVA Incentive Compensation Plan.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: June 9, 2011