Form 10-Q
period 2011-07-30
GENESCO INC
filed 2011-09-08
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of September 2, 2011, 24,180,553 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	July 30,	January 29,	July 31
Assets	2011	2011	2010

Current Assets
Cash and cash equivalents	$35,582	$55,934	$49,037
Accounts receivable, net of allowances of $4,876 at July 30, 2011, $3,301 at January 29, 2011 and $3,501 at July 31, 2010	43,305	44,512	31,005
Inventories	474,951	359,736	377,380
Deferred income taxes	20,357	19,130	17,824
Prepaids and other current assets	60,689	33,743	42,314

Total current assets	634,884	513,055	517,560

Property and equipment:
Land	6,172	4,863	4,863
Buildings and building equipment	20,787	17,992	17,992
Computer hardware, software and equipment	107,010	92,929	89,779
Furniture and fixtures	120,786	105,056	102,251
Construction in progress	9,175	9,109	3,264
Improvements to leased property	292,944	279,295	275,888

Property and equipment, at cost	556,874	509,244	494,037
Accumulated depreciation	(327,557)	(310,553)	(293,270)

Property and equipment, net	229,317	198,691	200,767

Deferred income taxes	17,560	19,036	14,255
Goodwill	259,174	153,301	126,563
Trademarks, net of accumulated amortization of $1,712 at July 30, 2011, $1,151 at January 29, 2011 and $620 at July 31, 2010	79,891	52,486	52,716
Other intangibles, net of accumulated amortization of $11,857 at July 30, 2011, $10,565 at January 29, 2011 and $9,439 at July 31, 2010	16,980	12,578	9,518
Other noncurrent assets	23,075	11,935	8,155

Total Assets	$1,260,881	$961,082	$929,534

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

	July 30,	January 29,	July 31,
Liabilities and Equity	2011	2011	2010

Current Liabilities
Accounts payable	$197,653	$117,001	$165,466
Accrued employee compensation	41,804	38,188	20,108
Accrued other taxes	18,361	17,289	12,842
Current portion — long-term debt	5,113	-0-	-0-
Accrued income taxes	2,870	13,259	-0-
Other accrued liabilities	49,353	38,177	33,750
Provision for discontinued operations	9,308	10,449	11,935

Total current liabilities	324,462	234,363	244,101

Long-term debt	159,406	-0-	-0-
Pension liability	13,143	11,906	17,651
Deferred rent and other long-term liabilities	106,391	83,406	84,214
Provision for discontinued operations	4,363	4,586	4,254

Total liabilities	607,765	334,261	350,220

Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	5,160	5,183	5,197
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares Issued/Outstanding:
July 30, 2011 — 24,651,206/24,162,742 January 29, 2011 — 24,162,634/23,674,170 July 31, 2010 — 24,541,982/24,053,518	24,651	24,163	24,542
Additional paid-in capital	141,440	131,910	138,280
Retained earnings	519,527	505,224	457,545
Accumulated other comprehensive loss	(22,272)	(24,305)	(28,393)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total Genesco equity	650,649	624,318	579,314
Noncontrolling interest — non-redeemable	2,467	2,503	-0-

Total equity	653,116	626,821	579,314

Total Liabilities and Equity	$1,260,881	$961,082	$929,534

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net sales	$470,591	$363,654	$952,093	$764,507
Cost of sales	233,307	179,610	467,267	372,392
Selling and administrative expenses	235,286	185,465	456,059	376,542
Restructuring and other, net	347	2,001	1,591	4,444

Earnings (loss) from operations	1,651	(3,422)	27,176	11,129

Interest expense, net
Interest expense	1,097	231	1,613	467
Interest income	(16)	(4)	(18)	(5)

Total interest expense, net	1,081	227	1,595	462

Earnings (loss) from continuing operations before income taxes	570	(3,649)	25,581	10,667
Income tax expense (benefit)	220	(1,253)	10,256	4,500

Earnings (loss) from continuing operations	350	(2,396)	15,325	6,167
Provision for discontinued operations, net	(742)	(787)	(924)	(734)

Net (Loss) Earnings	$(392)	$(3,183)	$14,401	$5,433

Basic earnings (loss) per common share:
Continuing operations	$.01	$(.10)	$.66	$.26
Discontinued operations	$(.03)	$(.04)	$(.04)	$(.03)

Net (loss) earnings	$(.02)	$(.14)	$.62	$.23

Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.10)	$.65	$.25
Discontinued operations	$(.03)	$(.04)	$(.04)	$(.03)

Net (loss) earnings	$(.02)	$(.14)	$.61	$.22

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(392)	$(3,183)	$14,401	$5,433
Tax benefit of stock options exercised	(3,558)	-0-	(3,558)	-0-
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,002	11,625	25,204	23,518
Amortization of deferred note expense and debt discount	165	104	311	208
Deferred income taxes	1,531	163	318	(547)
Provision for losses on accounts receivable	435	7	676	305
Impairment of long-lived assets	313	1,934	1,060	4,290
Restricted stock and share-based compensation	1,641	2,004	3,237	3,715
Provision for discontinued operations	1,224	1,301	1,524	1,213
Other	240	626	589	972
Effect on cash from changes in working capital and other assets and liabilities:
Accounts receivable	5,085	(136)	5,498	(2,717)
Inventories	(69,738)	(79,832)	(81,804)	(84,373)
Prepaids and other current assets	(17,884)	(8,481)	(18,473)	(9,814)
Accounts payable	53,567	53,361	67,279	72,681
Other accrued liabilities	(6,018)	(3,425)	(25,746)	872
Other assets and liabilities	(9,791)	(2,397)	(8,696)	(6,183)

Net cash (used in) provided by operating activities	(30,178)	(26,329)	(18,180)	9,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,616)	(5,320)	(23,213)	(11,860)
Acquisitions, net of cash acquired	(87,402)	(11,809)	(87,402)	(15,254)
Proceeds from assets sales	23	-0-	23	2

Net cash used in investing activities	(100,995)	(17,129)	(110,592)	(27,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	-0-	(19)	(21)	(60)
Payments of long-term debt	(16,074)	(1,018)	(16,074)	(1,018)
Tax benefit of stock options exercised	3,558	-0-	3,558	-0-
Shares repurchased	-0-	(9,616)	-0-	(11,691)
Change in overdraft balances	455	(2,422)	(2,823)	(3,278)
Borrowings under revolving credit facility	151,000	-0-	151,000	-0-
Payments on revolving credit facility	(33,519)	-0-	(33,519)	-0-
Dividends paid on non-redeemable preferred stock	(49)	(49)	(98)	(98)
Exercise of stock options	5,470	220	7,309	573
Deferred financing costs	(846)	-0-	(912)	-0-

Net cash provided by (used in) financing activities	109,995	(12,904)	108,420	(15,572)

Net decrease in cash and cash equivalents	(21,178)	(56,362)	(20,352)	(33,111)
Cash and cash equivalents at beginning of period	56,760	105,399	55,934	82,148

Cash and cash equivalents at end of period	$35,582	$49,037	$35,582	$49,037

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,539	$122	$1,824	$249
Income taxes	26,439	12,707	38,573	13,167
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
In Thousands

							Non
							Control-
					Accum		ling
	Total				Other		Interest
	Non-Redeemable		Additional		Compre-		Non-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	Treasury	Redeem-	hensive	Total
	Stock	Stock	Capital	Earnings	Loss	Stock	able	Income	Equity

Balance January 30, 2010	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)	$-0-		$582,313

Net earnings	-0-	-0-	-0-	53,211	-0-	-0-	-0-	$53,211	53,211
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(197)	-0-	-0-	-0-	-0-	(197)
Exercise of stock options	-0-	118	2,105	-0-	-0-	-0-	-0-	-0-	2,223
Issue shares — Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	7,796	-0-	-0-	-0-	-0-	-0-	7,796
Share-based compensation	-0-	-0-	210	-0-	-0-	-0-	-0-	-0-	210
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,293)	-0-	-0-	-0-	-0-	-0-	(2,375)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	1,342	-0-	-0-	-0-	-0-	-0-	1,342
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	166	-0-	-0-	166	166
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	3,921	-0-	-0-	3,921	3,921
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(131)	-0-	-0-	(131)	(131)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	543	-0-	-0-	543	543
Other	(37)	1	37	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest — non-redeemable	-0-	-0-	-0-	-0-	-0-	-0-	2,503	-0-	2,503

Comprehensive income								$57,710

Balance January 29, 2011	5,183	24,163	131,910	505,224	(24,305)	(17,857)	2,503		626,821

Net earnings	-0-	-0-	-0-	14,401	-0-	-0-	-0-	$14,401	14,401
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(98)	-0-	-0-	-0-	-0-	(98)
Exercise of stock options	-0-	283	7,026	-0-	-0-	-0-	-0-	-0-	7,309
Employee and non-employee restricted stock	-0-	-0-	3,236	-0-	-0-	-0-	-0-	-0-	3,236
Share-based compensation	-0-	-0-	1	-0-	-0-	-0-	-0-	-0-	1
Restricted stock issuance	-0-	304	(304)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(90)	(3,861)	-0-	-0-	-0-	-0-	-0-	(3,951)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	3,399	-0-	-0-	-0-	-0-	-0-	3,399
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	63	-0-	-0-	63	63
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	1,970	-0-	-0-	1,970	1,970
Other	(23)	(9)	33	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest — earnings (loss)	-0-	-0-	-0-	-0-	-0-	-0-	(36)	-0-	(36)

Comprehensive income*								$16,434

Balance July 30, 2011	$5,160	$24,651	$141,440	$519,527	$(22,272)	$(17,857)	$2,467		$653,116

*	Comprehensive income (loss) was $1.0 million and $(3.2) million for the second quarter ended July 30, 2011 and July 31, 2010, respectively. Comprehensive income was $5.8 million for the six months ended July 31, 2010.
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
Nature of Operations
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners and under the newly acquired Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, schuh.co.uk and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 30, 2011, the Company operated 2,380 retail stores in the U.S., Puerto Rico, Canada, United Kingdom and the Republic of Ireland.
Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years’ data to the current year presentation. In the three months and six months ended July 31, 2010 Condensed Consolidated Statements of Cash Flows, amortization of intangibles totaling approximately $0.5 million and $0.7 million, respectively, were reclassified from other to depreciation and amortization under adjustments to reconcile net (loss) earnings to net cash provided by operating activities. Certain expenses previously allocated to the corporate segment have been reallocated to operating segments beginning in Fiscal 2012. Segment operating income (loss) for the three months and six months ended July 31, 2010 has been restated by operating segment totaling $1.5 million and $3.0 million, respectively, with an offsetting increase to corporate and other operating income to conform to the current year presentation (See Note 10).

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
In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, except for the Anaconda Sports operation, cost is determined using the first-in, first-out (“FIFO”) method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
The Lids Sports retail segment and its Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
In its retail operations, other than the Schuh and Lids Sports segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million in each of the second quarters of Fiscal 2012 and 2011, and $1.6 million for the each of the first six months of Fiscal 2012 and 2011. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
Postretirement Benefits Plan Accounting
Full-time employees who had at least 1,000 hours of service in calendar year 2004, except employees in the Lids Sports and Schuh Group segments, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation — Stock Compensation Topic of the Codification. There was no share-based compensation for the second quarter and first six months of Fiscal 2012. For the second quarter of Fiscal 2011, share-based compensation expense was less than $0.1 million. The Company has not issued any new share-based compensation awards since the first quarter of Fiscal 2008. For the second quarters of Fiscal 2012 and 2011, restricted stock expense was $1.6 million and $2.0 million, respectively. For the first six months of Fiscal 2012 and 2011, share-based compensation expense was less than $1,000 and $0.1 million, respectively. For the first six months of Fiscal 2012 and 2011, restricted stock expense was $3.2 million and $3.6 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The Company did not grant any stock options for the three months and six months ended July 30, 2011 or July 31, 2010. During the three months and six months ended July 30, 2011, the Company issued 289,407 shares of employee restricted stock at a grant date fair value of $45.14 per share which vest over a four-year term. For the three months and six months ended July 30, 2011, the Company issued 14,643 shares of director restricted stock at a weighted average price of $43.01 which vest on the first anniversary of the grant date. During the three months and six months ended July 31, 2010, the Company issued 404,995 shares of employee restricted stock at a grant date fair value of $28.41 per share which vest over a four-year term. For the three months and six months ended July 31, 2010, the Company issued 17,838 shares of director restricted stock at a weighted average price of $30.27.
Cash and Cash Equivalents
Included in cash and cash equivalents at July 30, 2011, January 29, 2011 and July 31, 2010 are marketable securities of $0.1 million, $29.8 million and $9.6 million, respectively. Marketable securities are highly-liquid financial instruments having an original maturity of three months or less. At July 30, 2011, substantially all of the Company’s cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for customer credit card transactions process within 24 — 48 hours and are accordingly classified as cash and cash equivalents.
At July 30, 2011, January 29, 2011 and July 31, 2010 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $33.3 million, $36.1 million and $28.6 million, respectively. These amounts are included in accounts payable.
Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to college and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of July 30, 2011.

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
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the lesser of the life of the corresponding improvement or lease term. Tenant allowances of $17.4 million, $18.4 million and $20.2 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively, and deferred rent of $34.0 million, $33.0 million and $31.8 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $155.4 million, $103.0 million for the Schuh Group and $0.8 million for Licensed Brands at July 30, 2011, Lids Sports Group of $152.5 million and $0.8 million for Licensed Brands at January 29, 2011 and $126.6 million for the Lids Sports Group at July 31, 2010. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.
Identifiable intangible assets of the Company with finite lives are primarily trademarks acquired in connection with the acquisition of Hat Shack, Inc. in January 2007, Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009, Brand Innovators in May 2010, Anaconda Sports in August 2010, Keuka Footwear in August 2010 and Sports Avenue in October 2010, customer lists, in-place leases, non-compete agreements and a vendor contract. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at July 30, 2011 and January 29, 2011 are:

Fair Values

		July 30,		January 29,
In thousands		2011		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolver Borrowings	$117,481	$117,481	$-0-	$-0-
UK Term Loans	47,038	47,038	-0-	-0-
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
Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.9 million and $1.2 million for the second quarters of Fiscal 2012 and 2011, respectively, and $4.3 million and $2.4 million for the first six months of Fiscal 2012 and 2011, respectively.

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
Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million for each of the second quarters of Fiscal 2012 and 2011 and $0.2 million for each of the first six months of Fiscal 2012 and 2011. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $7.3 million, $9.0 million and $6.6 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.
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
Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $8.4 million and $7.0 million for the second quarter of Fiscal 2012 and 2011, respectively, and $18.1 million and $15.2 million for the first six months of Fiscal 2012 and 2011, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.4 million, $1.1 million and $2.1 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.

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
Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million and $1.0 million for the second quarter of Fiscal 2012 and 2011, respectively, and $1.7 million and $1.8 million for the first six months of Fiscal 2012 and 2011, respectively. During the first six months of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.
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
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.9 million and $0.6 million for the second quarter of Fiscal 2012 and 2011, respectively, and $1.8 million and $1.4 million for the first six months of Fiscal 2012 and 2011, respectively. During the second quarter of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.
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
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 30, 2011 consisted of $25.0 million of cumulative pension liability adjustments, net of tax, and $0.1 million of cumulative postretirement liability adjustments, net of tax, offset by a foreign currency translation adjustment of $2.8 million.
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
The notional amount of such contracts outstanding at July 30, 2011, January 29, 2011 and July 31, 2010 were $-0-, $-0- and $0.9 million, respectively. For the six months ended July 30, 2011, the Company recorded an unrealized gain on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.
The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1
Summary of Significant Accounting Policies, Continued
New Accounting Principles
On July 30, 2011, the Company adopted the clarification and additional disclosure provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2010-29, an update to the FASB Codification Business Combination Topic. This update, which is applicable to public entities, clarifies that required pro forma financial information should be presented with an assumption that any current period acquisition occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma sales and earnings. The adoption of this update did not have a significant impact on the Company’s results of operations or financial position.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net earnings and other comprehensive income must be presented in the respective statement or statements, as applicable. This update becomes effective in periods beginning after December 15, 2011 and is required to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating which of the two presentation alternatives it will adopt, but it is not expected to have a significant impact on the Company’s results of operations or financial position.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Acquisitions and Intangible Assets
Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment plus £6.2 million net cash acquired with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the three months and six months ended July 30, 2011, compensation expense related to the Schuh acquisition deferred purchase price obligation was $1.4 million. This expense is included in the operating loss for the Schuh Group segment.
Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 59 retail stores in the United Kingdom and the Republic of Ireland and 16 concessions in Republic apparel stores as of July 30, 2011. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations from the date of acquisition through July 30, 2011 of net sales of $34.0 million and an operating loss of $(0.1) million have been included in the Company’s Condensed Consolidated Financial Statements for the period ended July 30, 2011. During the three months and six months ended July 30, 2011, the Company expensed $6.4 million and $7.2 million, respectively, in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Acquisitions and Intangible Assets, Continued
The acquisition has been accounted for using the purchase method in accordance with the amended Business Combinations Topic of the Codification. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):
At June 23, 2011

Cash	$24,835
Accounts Receivable	4,923
Inventories	32,179
Other current assets	8,403
Property and equipment	31,143
Unamortizable intangible assets (indefinite-lived trademarks)	27,223
Amortizable intangibles	5,626
Goodwill	101,731
Accounts payable	(16,196)
Other current liabilities	(27,033)
Long-term debt (includes current portion)	(62,562)
Other non-current liabilities	(14,268)

Net Assets Acquired	$116,004

The trademarks acquired include the concept names and are deemed to have an indefinite life. Finite-lived intangibles include a $1.7 million customer list, a $3.1 million asset to reflect the adjustment of acquired leases to market and a vendor contract of $0.8 million. The weighted average amortization period for the asset to adjust acquired leases to market is 3.9 years. The weighted average amortization period for customer lists is 4.6 years.
The recorded amounts above are provisional and subject to change. Specifically, the following items are subject to change:
-	Amounts for intangibles pending finalization of valuation efforts for acquired intangible assets.
-	Amounts for income tax assets, receivables and liabilities pending receipt of Schuh’s pre-acquisition tax information, which may change certain estimates and assumptions used.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Schuh includes the expected purchasing synergies and other benefits that result from combining the Schuh business with the Company, improved insight into global fashion trends, any intangible assets that do not qualify for separate recognition and an acquired assembled workforce. The goodwill related to the Schuh acquisition is not deductible for tax purposes.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 2
Acquisitions and Intangible Assets, Continued
The following pro forma information presents the results of operations of the Company as if the Schuh acquisition had taken place at the beginning of Fiscal 2011 or January 31, 2010. Pro forma adjustments have been made to reflect additional interest expense from the $89.0 million in debt associated with the acquisition, interest expense on the acquired debt, amortization of intangible assets and the related income tax effects. Pro forma earnings for the six months ended July 30, 2011 have been adjusted to exclude $7.2 million of costs related to the acquisition.

	Six Months Ended -	Six Months Ended -
	Pro forma	Pro forma
In thousands, except per share data	July 30, 2011	July 31, 2010

Net sales	$1,044,373	$859,206

Earnings from continuing operations	16,284	2,204

Earnings per share:
Basic	$0.70	$0.09
Diluted	$0.69	$0.09
The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.
Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
	Jul. 30,	Jan. 29,	Jul. 30,	Jan 29,	Jul. 30,	Jan. 29,	Jul. 30,	Jan. 29,
(In Thousands)	2011	2011	2011	2011	2011	2011	2011	2011

Gross other intangibles	$12,995	$9,837	$13,924	$12,206	$1,918	$1,100	$28,837	$23,143
Accumulated amortization	(8,823)	(8,482)	(2,308)	(1,480)	(726)	(603)	(11,857)	(10,565)

Net Other Intangibles	$4,172	$1,355	$11,616	$10,726	$1,192	$497	$16,980	$12,578

*	Includes non-compete agreements, vendor contract and backlog.
The amortization of intangibles was $1.0 million and $0.5 million for the second quarter of Fiscal 2012 and 2011, respectively. The amortization of intangibles was $1.9 million and $0.7 million for the first six months of Fiscal 2012 and 2011, respectively. The amortization of intangibles will be $4.5 million, $4.1 million, $3.1 million, $2.2 million and $1.6 million for Fiscal 2012, 2013, 2014, 2015 and 2016, respectively.

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
The Company recorded a pretax charge to earnings of $0.4 million in the second quarter of Fiscal 2012, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $1.6 million in the first six months of Fiscal 2012, including $1.1 million for retail store impairments, $0.4 million for network intrusion expenses and $0.1 million for other legal matters.
The Company recorded a pretax charge to earnings of $2.0 million in the second quarter of Fiscal 2011, including $1.9 million in retail store asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $4.4 million in the first six months of Fiscal 2011, including $4.3 million in retail store asset impairments and $0.1 million for other legal matters.
Discontinued Operations
Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs

Balance January 30, 2010	$15,414
Additional provision Fiscal 2011	2,203
Charges and adjustments, net	(2,582)

Balance January 29, 2011	15,035
Additional provision Fiscal 2012	1,524
Charges and adjustments, net	(2,888)

Balance July 30, 2011*	13,671
Current provision for discontinued operations	9,308

Total Noncurrent Provision for Discontinued Operations	$4,363

*	Includes a $14.2 million environmental provision, including $9.8 million in current provision for discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 4
Inventories

	July 30,	January 29,
In thousands	2011	2011

Raw materials	$21,358	$11,952
Goods in process	1,269	338
Wholesale finished goods	48,329	47,866
Retail merchandise	403,995	299,580

Total Inventories	$474,951	$359,736

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
Notes to Condensed Consolidated Financial Statements
Note 5
Fair Value, Continued
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the six month period ended July 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of April 30, 2011	$548	$—	$—	$548	$747
Measured as of July 30, 2011	$189	$—	$—	$189	$313
In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.3 million and $1.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and six months ended July 30, 2011. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.
The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at July 30, 2011. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.
Note 6
Long-Term Debt

	July 30,	January 29,
In thousands	2011	2011

Revolver borrowings	$117,481	$-0-
UK term loans	47,038	-0-

Total long-term debt	164,519	-0-
Current portion	5,113	-0-

Total Noncurrent Portion of Long-Term Debt	$159,406	$-0-

Long-term debt maturing during each of the next five years ending July is $5.1 million, $5.7 million, $5.7 million, $6.0 million and $142.0 million.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
Credit Agreement:
On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment raised the aggregate principal amount on the credit facility to $405.0 million from $300.0 million. The Credit Facility was amended to permit the Schuh acquisition (see Note 2). The Credit Facility expires January 21, 2016.
Deferred financing costs incurred of $2.9 million related to the Credit Facility were capitalized and are being amortized over five years. Deferred financing costs incurred of $0.7 million related to the Amendment were also capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.
The Company had $117.5 million revolver borrowings outstanding under the Credit Facility at July 30, 2011 and $47.0 million in term loans outstanding under the U.K. Credit Facility (described below). The Company had outstanding letters of credit of $10.2 million under the Credit Facility at July 30, 2011. These letters of credit support product purchases and lease and insurance indemnifications.
The material terms of the Credit Facility, as amended, are as follows:
Availability
The amended Credit Facility is a revolving credit facility in the aggregate principal amount of $405.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit, a Canadian sub-facility of up to $8.0 million and a Tranche A-1 sublimit of up to $30.0 million. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($405.0 million or, if increased at the Company’s option, subject to the receipt of commitments for the increased amount, up to $480.0 million including the A-1 Tranche) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves. The A-1 Tranche provides for an additional 10% availability of eligible inventory (declining to a 7.5% advance rate after one year and then to a 5% advance rate after two years) plus an additional 5% availability of eligible wholesale receivables (other than wholesale receivables of the Lids Team Sports business) (declining to a 2.5% advance rate after one year and then 0.0% after two years) plus an additional 5% of eligible credit card and debit card receivables less applicable reserves.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
Collateral
The loans and other obligations under the Credit Facility are secured by a perfected first priority lien and security interest in all tangible and intangible assets and excludes real estate and leaseholds of the Company and certain subsidiaries of the Company. In addition, with the amendment to the Credit Facility, the Company pledged 65% of its interest in Genesco (UK) Limited.
Interest and Fees
The Company’s borrowings under the Credit Facility and the A-1 Tranche bear interest at varying rates that, at the Company’s option, can be based on:
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
The initial applicable margin for base rate loans and U.S. Index rate loans is 1.50% (3.00% for Tranche A-1 loans), and the initial applicable margin for LIBOR loans and BA equivalent loans is 2.50% (4.00% for Tranche A-1 loans). Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.
Interest on the Company’s borrowings is payable monthly in arrears for base rate loans and U.S. Index rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans and BA equivalent loans.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 6
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
In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments of other indebtedness and other matters customarily restricted in such agreements. The Amendment permits the Company to incur up to $250.0 million of senior debt provided that certain terms and conditions are met.
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
Notes to Condensed Consolidated Financial Statements
Note 6
Long-Term Debt, Continued
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facility”) which provides for terms loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The working capital facility bears interest at the Base Rate (as defined) plus 2.25% per annum.
The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the convenants at July 30, 2011.
The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 7
Defined Benefit Pension Plans and Other Benefit Plans
Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2011	2010	2011	2010

Service cost	$63	$62	$42	$38
Interest cost	1,400	1,471	43	40
Expected return on plan assets	(1,952)	(2,021)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,162	1,035	20	13

Net amortization	1,163	1,036	20	13

Net Periodic Benefit Cost	$674	$548	$105	$91

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2011	2010	2011	2010

Service cost	$126	$125	$84	$76
Interest cost	2,798	2,955	86	80
Expected return on plan assets	(3,904)	(4,046)	-0-	-0-
Amortization:
Prior service cost	2	2	-0-	-0-
Losses	2,403	2,165	40	27

Net amortization	2,405	2,167	40	27

Net Periodic Benefit Cost	$1,425	$1,201	$210	$183

While there was no cash requirement for the Plan in 2011, the Company made a $0.3 million contribution to the Plan in February 2011.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 30, 2011			July 31, 2010
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) from continuing operations	$350			$(2,396)

Less: Preferred stock dividends	(49)			(49)

Basic EPS from continuing operations
Income (loss) available to common shareholders	301	23,126	$.01	(2,445)	23,480	$(.10)

Effect of Dilutive Securities from continuing operations
Options		460			-0-
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
Employees’ preferred stock(2)		49			-0-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$301	23,635	$.01	$(2,445)	23,480	$(.10)

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of July 30, 2011.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the three months ended July 30, 2011. Due to the loss from continuing operations for the three months ended July 31, 2010, these shares are not assumed to be converted.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 30, 2011			July 31, 2010
(In thousands, except	Income	Shares	Per-Share	Income	Shares	Per-Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings from continuing operations	$15,325			$6,167

Less: Preferred stock dividends	(98)			(98)

Basic EPS from continuing operations
Income available to common shareholders	15,227	23,033	$.66	6,069	23,471	$.26

Effect of Dilutive Securities from continuing operations
Options		506			381
Convertible preferred stock(1)	-0-	-0-		-0-	-0-
Employees’ preferred stock(2)		49			50

Diluted EPS
Income available to common shareholders plus assumed conversions	$15,227	23,588	$.65	$6,069	23,902	$.25

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,913, 25,606 and 5,423, respectively, as of July 30, 2011.

(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the six months ended July 30, 2011 and July 31, 2010.
The Company did not repurchase any shares during the six months ended July 30, 2011. The Company repurchased 408,400 shares during the six months ended July 31, 2010.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated worth of approximately $10.7 million.
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
Notes to Condensed Consolidated Financial Statements
Note 9
Legal Proceedings, Continued
In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the remaining cost of implementing the Work Plan at approximately $1.5 million. There can be no assurance that remediation costs will not exceed the estimate.
Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.2 million as of July 30, 2011, $15.5 million as of January 29, 2011 and $16.7 million as of July 31, 2010. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million reflected in each of the second quarters of Fiscal 2012 and 2011, and $1.6 million for each of the first six months of Fiscal 2012 and 2011. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.
California Actions
On March 3, 2011, there was filed in the U.S. District Court for the Eastern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. The Pabst action was removed to the U.S. District Court for the Northern District of California on April 1, 2011. Both complaints allege that the Company’s retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys’ fees, and other relief. The Company disputes the material allegations and has filed motions to dismiss and strike both complaints, and to consolidate the actions in the Northern District of California.
On June 22, 2011, the Company removed to the U.S. District Court for the Eastern District of California Overton v. Hat World, Inc., a putative class action against its subsidiary, Hat World, Inc., alleging various violations of the California Labor Code, including failure to comply with certain itemized wage statement requirements, failure to reimburse expenses, forced patronization, and failure to provide adequate seats to employees. The plaintiff seeks injunctive relief, reimbursement of allegedly unpaid business expenses, statutory penalties, restitution, interest, and attorney fees. The Company intends to defend the action.

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
Note 10
Business Segment Information
The Company operates six reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; (iii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iv) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (v) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (vi) Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company’s reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Underground Station Group, Schuh Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company’s owned and licensed brands.

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

Three Months Ended		Underground		Lids	Johnston
July 30, 2011	Journeys	Station	Schuh	Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$177,267	$17,426	$33,973	$177,556	$45,571	$18,627	$313	$470,733
Intercompany sales	-0-	-0-	-0-	(33)	-0-	(109)	-0-	(142)

Net sales to external customers	$177,267	$17,426	$33,973	$177,523	$45,571	$18,518	$313	$470,591

Segment operating income (loss)	$(974)	$(2,901)	$(77)	$18,106	$2,155	$994	$(15,305)	$1,998
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	-0-	(347)	(347)

Earnings (loss) from operations	(974)	(2,901)	(77)	18,106	2,155	994	(15,652)	1,651
Interest expense	-0-	-0-	-0-	-0-	-0-	-0-	(1,097)	(1,097)
Interest income	-0-	-0-	-0-	-0-	-0-	-0-	16	16

Earnings (loss) from continuing operations before income taxes	$(974)	$(2,901)	$(77)	$18,106	$2,155	$994	$(16,733)	$570

Total assets**	$279,540	$28,256	$208,725	$478,455	$77,038	$31,963	$156,904	$1,260,881
Depreciation and amortization	4,703	454	936	5,409	877	67	556	13,002
Capital expenditures	3,125	77	982	7,115	758	271	1,288	13,616

*	Restructuring and other includes a $0.4 million charge for asset impairments, of which $0.2 million is in the Lids Sports Group, $0.1 million in the Journeys Group and $0.1 million in the Underground Station Group.

**	Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $155.4 million, $103.0 million and $0.8 million of goodwill, respectively.

Three Months Ended		Underground		Johnston
July 31, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$152,967	$17,144	$132,582	$39,066	$21,560	$382	$363,701
Intercompany sales	-0-	-0-	-0-	(1)	(46)	-0-	(47)

Net sales to external customers	$152,967	$17,144	$132,582	$39,065	$21,514	$382	$363,654

Segment operating income (loss)	$(5,138)	$(3,576)	$11,522	$(135)	$2,140	$(6,234)	$(1,421)
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,001)	(2,001)

Earnings (loss) from operations	(5,138)	(3,576)	11,522	(135)	2,140	(8,235)	(3,422)
Interest expense	-0-	-0-	-0-	-0-	-0-	(231)	(231)
Interest income	-0-	-0-	-0-	-0-	-0-	4	4

Earnings (loss) from continuing operations before income taxes	$(5,138)	$(3,576)	$11,522	$(135)	$2,140	$(8,462)	$(3,649)

Total assets**	$290,364	$28,074	$379,924	$65,809	$28,185	$137,178	$929,534
Depreciation and amortization	5,201	557	4,422	941	40	464	11,625
Capital expenditures	1,173	179	2,947	687	8	326	5,320

*	Restructuring and other includes a $1.9 million charge for asset impairments, of which $1.1 million is in the Journeys Group, $0.5 million in the Lids Sports Group and $0.3 million in the Underground Station Group.

**	Total assets for the Lids Sports Group include $126.6 million of goodwill.

Genesco Inc.
and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 10
Business Segment Information, Continued

Six Months Ended		Underground		Lids	Johnston
July 30, 2011	Journeys	Station	Schuh	Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$385,981	$43,229	$33,973	$347,258	$93,622	$47,643	$621	$952,327
Intercompany sales	-0-	-0-	-0-	(59)	-0-	(175)	-0-	(234)

Net sales to external customers	$385,981	$43,229	$33,973	$347,199	$93,622	$47,468	$621	$952,093

Segment operating income (loss)	$15,337	$(1,754)	$(77)	$32,110	$5,050	$4,298	$(26,197)	$28,767
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	-0-	(1,591)	(1,591)

Earnings (loss) from operations	15,337	(1,754)	(77)	32,110	5,050	4,298	(27,788)	27,176
Interest expense	-0-	-0-	-0-	-0-	-0-	-0-	(1,613)	(1,613)
Interest income	-0-	-0-	-0-	-0-	-0-	-0-	18	18

Earnings (loss) from continuing operations before income taxes	$15,337	$(1,754)	$(77)	$32,110	$5,050	$4,298	$(29,383)	$25,581

Total assets**	$279,540	$28,256	$208,725	$478,455	$77,038	$31,963	$156,904	$1,260,881
Depreciation and amortization	9,491	948	936	10,857	1,774	133	1,065	25,204
Capital expenditures	5,190	85	982	13,529	1,165	475	1,787	23,213

*	Restructuring and other includes a $1.1 million charge for asset impairments, of which $0.5 million is in the Journeys Group, $0.3 million in the Lids Sports Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Underground Station Group.

**	Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $155.4 million, $103.0 million and $0.8 million of goodwill, respectively.

Six Months Ended		Underground		Johnston
July 31, 2010	Journeys	Station	Lids Sports	& Murphy	Licensed	Corporate
In thousands	Group	Group	Group	Group	Brands	& Other	Consolidated

Sales	$334,858	$43,217	$252,570	$83,603	$49,749	$604	$764,601
Intercompany sales	-0-	-0-	-0-	(1)	(93)	-0-	(94)

Net sales to external customers	$334,858	$43,217	$252,570	$83,602	$49,656	$604	$764,507

Segment operating income (loss)	$3,287	$(2,927)	$20,936	$1,924	$6,672	$(14,319)	$15,573
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(4,444)	(4,444)

Earnings (loss) from operations	3,287	(2,927)	20,936	1,924	6,672	(18,763)	11,129
Interest expense	-0-	-0-	-0-	-0-	-0-	(467)	(467)
Interest income	-0-	-0-	-0-	-0-	-0-	5	5

Earnings (loss) from continuing operations before income taxes	$3,287	$(2,927)	$20,936	$1,924	$6,672	$(19,225)	$10,667

Total assets**	$290,364	$28,074	$379,924	$65,809	$28,185	$137,178	$929,534
Depreciation and amortization	10,697	1,146	8,653	1,898	82	1,042	23,518
Capital expenditures	2,847	183	7,288	1,062	20	460	11,860

*	Restructuring and other includes a $4.3 million charge for asset impairments, of which $2.6 million is in the Journeys Group, $0.8 million in the Lids Sports Group, $0.6 million in the Underground Station Group and $0.3 million in the Johnston & Murphy Group.

**	Total assets for the Lids Sports Group include $126.6 million of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company’s performance outlook for Fiscal 2012 and beyond.
A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:
•	The costs of responding to and liability in connection with the network intrusion described under “Significant Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the bonus potentially payable to members of Schuh management in four years on the achievement of certain performance objectives, and the timing and amount of non-cash asset impairments.

•	Weakness in the consumer economy in the Company’s markets.

•	Competition in the Company’s markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The Company’s ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at expected expense levels.

•	Deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company’s shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 9 to the Condensed Consolidated Financial Statements.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy®, and Underground Station® in the U.S., Puerto Rico and Canada and through the newly acquired Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers® brand and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 975 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 30, 2011, the Company operated 2,380 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
The Company operates six reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; (iii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iv) Lids Sports Group, comprised as described in the preceding paragraph; (v) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (vi) Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.
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
The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group in the urban market. The Underground Station Group stores average approximately 1,800 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company plans to continue to close underperforming Underground Station stores as the opportunity presents itself, and to attempt to secure rent relief on other locations while it assesses the future prospects for the chain.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 24 year old men and women. The stores average approximately 3,875 square feet. The Schuh Group stores are primarily street level stores and mall stores located in the United Kingdom and the Republic of Ireland. The Schuh Group also operates 16 concessions in Republic apparel stores in the United Kingdom and sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 825 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, sell licensed sports headwear, apparel and accessories to sports fans of all ages and average approximately 2,850 square feet and are in malls and other locations throughout the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.
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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the recent recession and the current relatively high level of unemployment, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other reductions in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 29.4% during the second quarter of Fiscal 2012 compared to the same quarter of Fiscal 2011. The increase reflected (i) a 34% increase in Lids Sports Group sales, including $20.2 million of sales from businesses acquired over the past twelve months, (ii) the acquisition of the Schuh Group in the second quarter this year, which contributed $34.0 million in sales during the approximately six-week period following the acquisition, (iii) a 16% increase in Journeys Group sales, (iv) a 17% increase in Johnston & Murphy Group sales and a 2% increase in Underground Station Group sales, offset by (v) a 14% decrease in Licensed Brands sales. Gross margin decreased slightly as a percentage of net sales during the second quarter of Fiscal 2012, due to margin decreases in all the Company’s business segments except Johnston & Murphy Group. Selling and administrative expenses decreased as a percentage of net sales during the second quarter of Fiscal 2012, primarily due to expense decreases as a percentage of net sales in all of the Company’s business segments except Licensed Brands. Earnings from operations increased as a percentage of net sales during the second quarter of Fiscal 2012, primarily due to increased earnings from Lids Sports Group and Johnston & Murphy Group and smaller losses from Journeys Group and Underground Station Group, offset by decreased earnings from Licensed Brands.

Significant Developments
Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment plus £6.2 million net cash acquired with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the three months and six months ended July 30, 2011, compensation expense related to the Schuh acquisition deferred purchase price obligation was $1.4 million. This expense is included in the operating loss for the Schuh Group segment.
Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 59 retail stores in the United Kingdom and the Republic of Ireland and 16 concessions in Republic apparel stores as of July 30, 2011. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations from the date of acquisition through July 30, 2011 of net sales of $34.0 million and an operating loss of $(0.1) million have been included in the Company’s Condensed Consolidated Financial Statements for the period ended July 30, 2011. During the three months and six months ended July 30, 2011, the Company expensed $6.4 million and $7.2 million, respectively, in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Condensed Consolidated Statements of Operations.
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
Restructuring and Other Charges
The Company recorded a pretax charge to earnings of $0.4 million in the second quarter of Fiscal 2012, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $1.6 million in the first six months of Fiscal 2012, including $1.1 million for retail store impairments, $0.4 million for network intrusion expenses and $0.1 million for other legal matters.
The Company recorded a pretax charge to earnings of $2.0 million in the second quarter of Fiscal 2011, including $1.9 million in retail store asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $4.4 million in the first six months of Fiscal 2011, including $4.3 million in retail store asset impairments and $0.1 million for other legal matters.

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
Results of Operations — Second Quarter Fiscal 2012 Compared to Fiscal 2011
The Company’s net sales in the second quarter ended July 30, 2011 increased 29.4% to $470.6 million from $363.7 million in the second quarter ended July 31, 2010. Gross margin increased 28.9% to $237.3 million in the second quarter this year from $184.0 million in the same period last year but decreased as a percentage of net sales from 50.6% to 50.4%. Selling and administrative expenses in the second quarter this year increased 26.9% from the second quarter last year, but decreased as a percentage of net sales from 51.0% to 50.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the second quarter ended July 30, 2011 were $0.6 million compared to a pretax loss of $(3.6) million for the second quarter ended July 31, 2010. Pretax earnings for the second quarter ended July 30, 2011 included restructuring and other charges of $0.4 million primarily for retail store asset impairments. Pretax earnings for the second quarter ended July 30, 2011 also included $6.4 million in costs related to the Schuh acquisition and $1.4 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees’ continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period until payment is due. The pretax loss for the second quarter ended July 31, 2010 included restructuring and other charges of $2.0 million, primarily for retail store asset impairments and other legal matters.
The net loss for the second quarter ended July 30, 2011 was $(0.4) million ($0.02 diluted loss per share) compared to a net loss of $(3.2) million ($0.14 diluted loss per share) for the second quarter ended July 31, 2010. The net loss for the second quarter ended July 30, 2011 included $0.7 million ($0.03 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The net loss for the second quarter ended July 31, 2010 included $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 38.6% in the second quarter this year compared to 34.3% in the same period last year. Last year’s rate was lower due to the mix of earnings.

Journeys Group

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$177,267	$152,967	15.9%
Loss from operations	$(974)	$(5,138)	81.0%
Operating margin	(0.5)%	(3.4)%
Net sales from Journeys Group increased 15.9% to $177.3 million for the second quarter ended July 30, 2011 compared to $153.0 million for the same period last year. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 16% increase in footwear unit comparable sales while the average price per pair of shoes was flat, reflecting increased markdowns and changes in product mix. Unit sales increased 16% during the same period. Journeys Group operated 1,013 stores at the end of the second quarter of Fiscal 2012, including 152 Journeys Kidz stores, 54 Shi by Journeys stores and six Journeys stores in Canada, compared to 1,026 stores at the end of the second quarter last year, including 151 Journeys Kidz stores, 56 Shi by Journeys stores and three Journeys stores in Canada.
Journeys Group loss from operations for the second quarter ended July 30, 2011 improved $4.2 million to a $(1.0) million loss compared to a loss of $(5.1) million for the second quarter ended July 31, 2010. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs and depreciation.
Underground Station Group

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$17,426	$17,144	1.6%
Loss from operations	$(2,901)	$(3,576)	18.9%
Operating margin	(16.6)%	(20.9)%
Net sales from the Underground Station Group increased 1.6% to $17.4 million for the second quarter ended July 30, 2011 from $17.1 million for the same period last year. The increase reflects a 10% increase in comparable store sales offset by an 11% decrease in average Underground Station stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Comparable footwear unit sales increased 11% while the average price per pair of shoes decreased 2% reflecting increased markdowns and changes in product mix. Unit sales increased 2% during the same period. Underground Station Group operated 141 stores at the end of the second quarter of Fiscal 2012 compared to 162 stores at the end of the second quarter last year.
Underground Station Group loss from operations for the second quarter ended July 30, 2011 improved 18.9% to a loss of $(2.9) million compared to a loss of $(3.6) million in the second quarter ended July 31, 2010. The improvement was primarily due to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, depreciation and compensation from strong comparable store sales and closing unprofitable stores.

Schuh Group

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$33,973	$—	NM
Loss from operations	$(77)	$—	NM
Operating margin	(0.2)%	—
Net sales from the Schuh Group were $34.0 million for the initial reporting period during the second quarter ended July 30, 2011, beginning on June 20, 2011. Schuh Group operated 59 stores and 16 concessions at the end of the second quarter of Fiscal 2012.
Schuh Group loss from operations was $(0.1) million for the second quarter ended July 30, 2011. The loss included $1.4 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.
Lids Sports Group

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$177,523	$132,582	33.9%
Earnings from operations	$18,106	$11,522	57.1%
Operating margin	10.2%	8.7%
Net sales from Lids Sports Group increased 33.9% to $177.5 million for the second quarter ended July 30, 2011 compared to $132.6 million for the same period last year, reflecting primarily a 12% increase in comparable store sales and $20.2 million of sales from businesses acquired in the last twelve months. The comparable store sales increase reflected a 9% increase in comparable store units sold, primarily from strength in NBA products, NHL products, NCAA products and Major League Baseball products especially fashion-oriented Major League Baseball products and a 4% increase in average price per hat. Lids Sports Group operated 994 stores at the end of the second quarter of Fiscal 2012, including 80 stores in Canada and 110 Lids Locker Room and Clubhouse stores, including one in Canada, compared to 916 stores at the end of the second quarter last year, including 62 stores in Canada and 37 Lids Locker Room stores.
Lids Sports Group earnings from operations for the second quarter ended July 30, 2011 increased 57.1% to $18.1 million compared to $11.5 million for the second quarter ended July 31, 2010. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales as well as a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 14% of the Group’s sales in the second quarter this year compared to 10% for the same period last year. Wholesale sales normally involve lower expenses compared to retail sales.

Johnston & Murphy Group

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$45,571	$39,065	16.7%
Earnings (loss) from operations	$2,155	$(135)	NM
Operating margin	4.7%	(0.3)%
Johnston & Murphy Group net sales increased 16.7% to $45.6 million for the second quarter ended July 30, 2011 from $39.1 million for the second quarter ended July 31, 2010, reflecting primarily a 17% increase in comparable store sales and an 11% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 11% in the second quarter of Fiscal 2012 and the average price per pair of shoes was flat for the same period. Retail operations accounted for 74.4% of Johnston & Murphy Group segment sales in the second quarter this year, up from 73.2% in the second quarter last year. The comparable store sales increase in the second quarter ended July 30, 2011 reflects a 9% increase in footwear unit comparable sales while the average price per pair of shoes for Johnston & Murphy retail operations was flat. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2012 included 157 Johnston & Murphy shops and factory stores compared to 160 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2011.
Johnston & Murphy Group earnings from operations for the second quarter ended July 30, 2011 improved $2.3 million to $2.2 million compared to a loss of $(0.1) million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales due to lower margin reductions in the Johnston & Murphy wholesale operations and increased mix of retail sales and to decreased expenses as a percentage of net sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Three Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$18,518	$21,514	(13.9)%
Earnings from operations	$994	$2,140	(53.6)%
Operating margin	5.4%	9.9%
Licensed Brands’ net sales decreased 13.9% to $18.5 million for the second quarter ended July 30, 2011, from $21.5 million for the second quarter ended July 31, 2010. The sales decrease primarily reflects decreased sales from Dockers Footwear due to retailers increasing emphasis on their private label brands. Unit sales for Dockers Footwear decreased 16% for the second quarter this year and the average price per pair of Dockers shoes decreased 3% compared to the same period last year.
Licensed Brands’ earnings from operations for the second quarter ended July 30, 2011 decreased 53.6% to $1.0 million compared to $2.1 million for the same period last year. The decrease in earnings from operations reflects a decrease in net sales, decreased gross margins as a percentage of net sales due to increased closeout sales and to increased expenses as a percentage of net sales reflecting increased freight costs.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended July 30, 2011 was $15.7 million compared to $8.2 million for the second quarter ended July 31, 2010. Corporate expense in the second quarter this year included $0.4 million in restructuring and other charges, primarily for retail store asset impairments and $6.4 million in acquisition related expenses. Last year’s expense in the second quarter included $2.0 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the second quarter this year compared to the second quarter last year.
Interest expense increased from $0.2 million in the second quarter ended July 31, 2010 to $1.1 million for the second quarter ended July 30, 2011, due primarily to increased revolver borrowings in the second quarter this year in connection with the Schuh acquisition compared to no revolver borrowings in the second quarter last year.
Results of Operations — Six Months Fiscal 2012 Compared to Fiscal 2011
The Company’s net sales in the six months ended July 30, 2011 increased 24.5% to $952.1 million from $764.5 million in the six months ended July 31, 2010. Gross margin increased 23.6% to $484.8 million in the six months this year from $392.1 million in the same period last year but decreased as a percentage of net sales from 51.3% to 50.9%. Selling and administrative expenses in the first six months this year increased 21.1% from the first six months last year, but decreased as a percentage of net sales from 49.3% to 47.9%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for the six months ended July 30, 2011 were $25.6 million compared to $10.7 million for the six months ended July 31, 2010. Pretax earnings for the six months ended July 30, 2011 included restructuring and other charges of $1.6 million primarily for retail store asset impairments, network intrusion expenses and other legal matters. Pretax earnings for the six months ended July 30, 2011 also included $7.2 million in costs related to the Schuh acquisition and $1.4 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees’ continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period until payment is due. Pretax earnings for the six months ended July 31, 2010 included restructuring and other charges of $4.4 million, primarily for retail store asset impairments and other legal matters.
Net earnings for the six months ended July 30, 2011 were $14.4 million ($0.61 diluted earnings per share) compared to $5.4 million ($0.22 diluted earnings per share) for the six months ended July 31, 2010. The net earnings for the six months ended July 30, 2011 included $0.9 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The net earnings for the six months ended July 31, 2010 included $0.7 million ($0.03 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 40.1% in the first six months this year compared to 42.2% in the same period last year.
Journeys Group

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$385,981	$334,858	15.3%
Earnings from operations	$15,337	$3,287	366.6%
Operating margin	4.0%	1.0%
Net sales from Journeys Group increased 15.3% to $386.0 million for the six months ended July 30, 2011 compared to $334.9 million for the same period last year. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 15% increase in footwear unit comparable sales while the average price per pair of shoes was flat. Unit sales increased 15% during the same period.
Journeys Group earnings from operations for the six months ended July 30, 2011 increased $12.0 million to $15.3 million compared to $3.3 million for the six months ended July 31, 2010. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs and depreciation.
Underground Station Group

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$43,229	$43,217	0.0%
Loss from operations	$(1,754)	$(2,927)	40.1%
Operating margin	(4.1)%	(6.8)%
Net sales from the Underground Station Group were flat at $43.2 million for the six months ended July 30, 2011 compared to the same period last year. Comparable store sales increased 8% for the first six month period of Fiscal 2012, but were offset by an 11% decrease in average Underground Station stores operated for the same period. Comparable footwear unit sales increased 8% while the average price per pair of shoes decreased 1% for the same period. Unit sales decreased 1% during the same period.
Underground Station Group loss from operations for the six months ended July 30, 2011 improved 40.1% to a loss of $(1.8) million compared to a loss of $(2.9) million in the six months ended July 31, 2010. The improvement was primarily due to decreased expenses as a percentage of net sales due to decreased occupancy costs, depreciation and compensation expenses resulting from strong comparable store sales and closing unprofitable stores.

Schuh Group

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$33,973	$—	NM
Loss from operations	$(77)	$—	NM
Operating margin	(0.2)%	—
Net sales from the Schuh Group were $34.0 million for the initial reporting period during the six months ended July 30, 2011, beginning on June 20, 2011.
Schuh Group loss from operations was $(0.1) million for the six months ended July 30, 2011. The loss included $1.4 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition, as discussed above. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.
Lids Sports Group

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$347,199	$252,570	37.5%
Earnings from operations	$32,110	$20,936	53.4%
Operating margin	9.2%	8.3%
Net sales from Lids Sports Group increased 37.5% to $347.2 million for the six months ended July 30, 2011 compared to $252.6 million for the same period last year, reflecting primarily a 14% increase in comparable store sales and $41.3 million of sales from businesses acquired in the last twelve months. The comparable store sales increase reflected a 12% increase in comparable store units sold, primarily from strength in Major League Baseball products especially fashion-oriented Major League Baseball products, NBA products, NCAA products and NHL products and a 3% increase in average price per hat.
Lids Sports Group earnings from operations for the six months ended July 30, 2011 increased 53.4% to $32.1 million compared to $20.9 million for the second quarter ended July 31, 2010. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales as well as a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 14% of the Group’s sales in the six months this year compared to 8% for the same period last year. Wholesale sales normally involve lower expenses compared to retail sales.

Johnston & Murphy Group

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$93,622	$83,602	12.0%
Earnings from operations	$5,050	$1,924	162.5%
Operating margin	5.4%	2.3%
Johnston & Murphy Group net sales increased 12.0% to $93.6 million for the six months ended July 30, 2011 from $83.6 million for the six months ended July 31, 2010, reflecting primarily a 13% increase in comparable store sales and a 8% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 8% in the first six months of Fiscal 2012 while the average price per pair of shoes was flat for the same period. Retail operations accounted for 73.2% of Johnston & Murphy Group segment sales in the first six months this year, up from 72.3% in the first six months last year. The comparable store sales increase in the first six months ended July 30, 2011 reflects a 7% increase in footwear unit comparable sales while average price per pair of shoes remained flat for Johnston & Murphy retail operations.
Johnston & Murphy Group earnings from operations for the six months ended July 30, 2011 increased $3.1 million to $5.0 million compared to $1.9 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales and to decreased expenses as a percentage of net sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.
Licensed Brands

	Six Months Ended
	July 30,	July 31,	%
	2011	2010	Change
	(dollars in thousands)
Net sales	$47,468	$49,656	(4.4)%
Earnings from operations	$4,298	$6,672	(35.6)%
Operating margin	9.1%	13.4%
Licensed Brands’ net sales decreased 4.4% to $47.5 million for the six months ended July 30, 2011, from $49.7 million for the six months ended July 31, 2010. The sales decrease reflects a decrease in sales of Dockers Footwear due to retailers increasing emphasis on their private label brands offset by a $4.2 million increase in sales from the Chaps line of footwear and Keuka Footwear business, which was acquired in the third quarter of Fiscal 2011. Unit sales for Dockers Footwear decreased 10% for the first six months this year and the average price per pair of Dockers shoes decreased 5% compared to the same period last year.
Licensed Brands’ earnings from operations for the six months ended July 30, 2011 decreased 35.6% to $4.3 million compared to $6.7 million for the same period last year due to decreased net sales, decreased gross margin as a percentage of net sales and to increased expenses as a percentage of net sales, reflecting increased advertising expense and freight costs.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for the six months ended July 30, 2011 was $27.8 million compared to $18.8 million for the six months ended July 31, 2010. Corporate expense in the six months this year included $1.6 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion costs and other legal matters and $7.2 million in acquisition related expenses. Last year’s expense for the six months ended July 31, 2010 included $4.4 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first six months this year compared to the first six months last year.
Interest expense increased from $0.5 million in the six months ended July 31, 2010 to $1.6 million for the six months ended July 30, 2011, due to average revolver borrowings of $21.2 million in the first six months this year, primarily in connection with the Schuh acquisition, compared to no revolver borrowings in the first six months last year.
Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 30,	January 29,	July 31,
	2011	2011	2010
	(dollars in millions)
Cash and cash equivalents	$35.6	$55.9	$49.0
Working capital	$310.4	$278.7	$273.5
Long-term debt	$159.4	$-0-	$-0-
Working Capital
The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.
Cash used in operating activities was $18.2 million in the first six months of Fiscal 2012 compared to cash provided by operating activities of $9.6 million in the first six months of Fiscal 2011. The $27.8 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in other accrued liabilities, prepaids and other current assets and accounts payable of $26.6 million, $8.7 million and $5.4 million, respectively, offset by increased earnings. The $26.6 million decrease in cash flow from other accrued liabilities was due to increased bonus payments and income tax payments in the first six months this year compared to the first six months last year. The $8.7 million decrease in cash flow from prepaids and other current assets reflects prepaid income taxes in the first six months this year compared to the first six months last year. The $5.4 million decrease in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.
The $81.8 million increase in inventories at July 30, 2011 from January 29, 2011 levels reflected increased purchases in the Journeys Group, Underground Station Group, Lids Sports Group and Johnston & Murphy Group reflecting seasonal increases in retail inventory to support Back-to-School sales, offset by decreased inventory in the Licensed Brand business.
Accounts receivable at July 30, 2011 decreased $5.5 million compared to January 29, 2011 due primarily to decreased sales in the Licensed Brands business as a result of decreased sales in Dockers Footwear with retailers increasing emphasis on their private label brands.
Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility and UK Credit Facility discussed below. The

Company believes that cash and cash equivalents on hand, cash from operations and availability under its Credit Facility and UK Credit Facility will be sufficient to cover its working capital and capital expenditures for the foreseeable future.
On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $405.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit, a Canadian sub-facility of up to $8.0 million and a Tranche A-1 sublimit of up to $30.0 million, and has a five-year term, expiring in January 2016. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($405.0 million or, if increased at the Company’s option, subject to the receipt of commitments for the increased amount, up to $480.0 million including the A-1 Tranche.) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves. The A-1 Tranche provides for an additional 10% availability of eligible inventory (declining to a 7.5% advance rate after one year and then to a 5% advance rate after two years) plus an additional 5% availability of eligible wholesale receivables (other than wholesale receivables of the Lids Team Sports business) (declining to a 2.5% advance rate after one year and then 0.0% after two years) plus an additional 5% of eligible credit card and debit card receivables less applicable reserves.
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facility”) which provides for terms loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The working capital facility bears interest at the Base Rate (as defined) plus 2.25% per annum.
The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the convenants at July 30, 2011.
The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.
Revolving credit borrowings averaged $21.2 million during the six months ended July 30, 2011 and there were no revolving credit borrowings during the six months ended July 31, 2010, as cash on hand and cash generated from operations funded seasonal working capital requirements and capital expenditures for the first six months of each year with revolver borrowings used during the first six months of Fiscal 2012 for the purchase of Schuh Group Ltd.
There were $10.2 million of letters of credit outstanding, $117.5 million of revolver borrowings outstanding under the Credit Facility and $47.0 million in U.K. term loans outstanding at July 30,

2011. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the First Amendment to the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability including Tranche A-1 was $204.2 million at July 30, 2011. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at July 30, 2011.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2012. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $197,000.
The Company’s contractual obligations at July 30, 2011 increased from January 29, 2011. Long-Term debt increased $164.5 million due to the Schuh acquisition. Purchase obligations increased $50.5 million due to seasonal increases in purchases of retail inventory. Operating leases increased $136.1 million primarily due to the Schuh stores acquired in the second quarter ended July 30, 2011. Other long-term liabilities increased $23.6 million which includes interest on the U.K. term loans.

Capital Expenditures
Total capital expenditures in Fiscal 2012 are expected to be approximately $63.0 million. These include retail capital expenditures of approximately $53.6 million to open approximately 20 Journeys stores including seven in Canada, seven Journeys Kidz stores, six Schuh stores, eight Johnston & Murphy shops and factory stores and 43 Lid Sports Group stores including 12 stores in Canada and 17 Lids Locker Room and Clubhouse stores, with one Lids Locker Room store in Canada, and to complete approximately 82 major store renovations. The Company will continue to open stores at a slower pace in 2012. The planned amount of capital expenditures in Fiscal 2012 for wholesale operations and other purposes is approximately $9.4 million, including approximately $3.8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility and UK Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2012. The approximately $9.3 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2012.
Common Stock Repurchases
The Company did not repurchase any shares during the six months ended July 30, 2011. The Company repurchased 408,400 shares at a cost of $11.2 million during the six months ended July 31, 2010.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $1.2 million in each of the second quarters of Fiscal 2012 and Fiscal 2011, and $1.6 million for each of the first six months of Fiscal 2012 and Fiscal 2011. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company — The Company has $117.5 million of outstanding revolver borrowings under its Credit Facility at a weighted average interest rate of 2.96% as of July 30, 2011. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $117.5 million revolving credit debt for the quarter. The Company has $47.0 million of outstanding U.K. term loans at a weighted average interest rate of 3.94% as of July 30, 2011. A 100 basis point adverse change in interest rates would increase interest expense by $0.1 million on the $47.0 million term loans for the quarter.
Cash and Cash Equivalents — The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at July 30, 2011. As a result, the Company considers the interest rate market risk implicit in these investments at July 30, 2011 to be low.
Foreign Currency Exchange Rate Risk — Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At July 30, 2011, the Company did not have any forward foreign exchange contracts for Euro outstanding. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.
Accounts Receivable — The Company’s accounts receivable balance at July 30, 2011 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports receivables, one customer accounted for 6% of the Company’s total trade accounts receivable balance and no other customer accounted for more than 5% of the Company’s total trade receivables balance as of July 30, 2011. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary — Based on the Company’s overall market interest rate exposure at July 30, 2011, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2012 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the six months ended July 30, 2011 are included in Note 1 to the Condensed Consolidated Financial statements.
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
Based on their evaluation as of July 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company’s management has concluded that it will exclude Schuh’s systems and processes from the scope of the Company’s assessment of internal control over financial reporting as of January 28, 2012 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (revised on October 6, 2004). The Company is in the process of integrating the Schuh business into its overall internal control over financial reporting process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company incorporates by reference the information regarding legal proceedings in Note 9 of the Company’s Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
The only material change to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011, is as follows:
We are subject to regulatory proceedings and litigation that could have an adverse effect on our financial condition and results of operations.
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 9 to the Condensed Consolidated Financial Statements. We are also subject to possible, as yet unasserted claims arising out of the unlawful intrusion into a portion of our computer network which we announced in December 2010. If these or similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands, Canada, the United Kingdom and the Republic of Ireland, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and inadvertent violations could result in liability for damages or penalties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases (shown in 000’s except share and per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number (or Approximate Dollar Value) of
			Shares	shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(in thousands)
May 2011
5-1-11 to 5-28-11	-0-	$-0-	-0-	$-0-

June 2011
5-29-11 to 6-25-11(1)	27,585	$45.14	-0-	$-0-
5-29-11 to 6-25-11(1)	24,172	$51.01	-0-	$-0-

July 2011
6-26-11 to 7-30-11	-0-	$-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.
Item 4. Removed and Reserved
Item 6. Exhibits
Exhibits

(10)a.	The Schuh Group Limited 2015 Management Bonus Scheme.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.
By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President — Finance and Chief Financial Officer

Date: September 8, 2011