Form 10-Q/A
period 2011-07-30
GENESCO INC
filed 2011-09-19
CIK 18498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐       No ☒
As of September 2, 2011, 24,180,553 shares of the registrant’s common stock were outstanding.

Explanatory Note
Item 6. Exhibits
SIGNATURE
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The sole purpose of this Amendment No. 1 to Genesco Inc.’s Quarterly Report on Form 10-Q for the period ended July 30, 2011, filed with the Securities and Exchange Commission dated September 8, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which financial statement tagging is required.
This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6. Exhibits
Exhibits

(10)a.*	The Schuh Group Limited 2015 Management Bonus Scheme.

(31.1)*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

*	Previously filed or furnished, as applicable, as an exhibit to the Genesco Inc. Quarterly Report on Form 10-Q (File No. 1-3083) filed with the SEC.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

	By:	/s/ James S. Gulmi

James S. Gulmi Senior Vice President — Finance and Chief Financial Officer

Date: September 19, 2011