Form 10-Q
period 2011-10-29
GENESCO INC
filed 2011-12-08
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 29, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of November 25, 2011, 24,218,901 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	October 29, 2011	January 29, 2011	October 30, 2010
Current Assets
Cash and cash equivalents	$36,073	$55,934	$24,574
Accounts receivable, net of allowances of $5,770 at October 29, 2011, $3,301 at January 29, 2011 and $3,701 at October 30, 2010	61,393	44,512	47,923
Inventories	544,099	359,736	450,902
Deferred income taxes	21,010	19,130	15,094
Prepaids and other current assets	45,429	33,743	37,061

Total current assets	708,004	513,055	575,554

Property and equipment:
Land	6,151	4,863	4,863
Buildings and building equipment	20,319	17,992	17,992
Computer hardware, software and equipment	112,236	92,929	91,496
Furniture and fixtures	124,818	105,056	102,852
Construction in progress	8,094	9,109	6,446
Improvements to leased property	297,248	279,295	278,855

Property and equipment, at cost	568,866	509,244	502,504
Accumulated depreciation	(339,313)	(310,553)	(302,009)

Property and equipment, net	229,553	198,691	200,495

Deferred income taxes	19,230	19,036	17,110
Goodwill	262,084	153,301	150,311
Trademarks, net of accumulated amortization of $1,975 at October 29, 2011, $1,151 at January 29, 2011 and $879 at October 30, 2010	79,227	52,486	52,753
Other intangibles, net of accumulated amortization of $12,746 at October 29, 2011, $10,565 at January 29, 2011 and $9,984 at October 30, 2010	15,729	12,578	13,179
Other noncurrent assets	29,269	11,935	8,568

Total Assets	$1,343,096	$961,082	$1,017,970

Genesco Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In Thousands, except share amounts)

Liabilities and Equity	October 29, 2011	January 29, 2011	October 30, 2010
Current Liabilities
Accounts payable	$243,594	$117,001	$199,299
Accrued employee compensation	61,592	38,188	28,921
Accrued other taxes	19,531	17,289	13,865
Current portion – long-term debt	5,233	-0-	-0-
Accrued income taxes	4,663	13,259	-0-
Other accrued liabilities	48,847	38,177	40,788
Provision for discontinued operations	8,288	10,449	11,642

Total current liabilities	391,748	234,363	294,515

Long-term debt	142,648	-0-	30,400
Pension liability	13,841	11,906	18,030
Deferred rent and other long-term liabilities	110,203	83,406	85,657
Provision for discontinued operations	4,359	4,586	4,594

Total liabilities	662,799	334,261	433,196

Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	5,058	5,183	5,193
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 29, 2011 – 24,707,350/24,218,886
January 29, 2011 – 24,162,634/23,674,170
October 30, 2010 – 24,083,115/23,594,651	24,707	24,163	24,083
Additional paid-in capital	145,152	131,910	127,193
Retained earnings	545,566	505,224	474,412
Accumulated other comprehensive loss	(24,715)	(24,305)	(28,250)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)

Total Genesco equity	677,911	624,318	584,774
Noncontrolling interest – non-redeemable	2,386	2,503	-0-

Total equity	680,297	626,821	584,774

Total Liabilities and Equity	$1,343,096	$961,082	$1,017,970

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries Condensed Consolidated Statements of Operations (In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 31, 2010	October 29, 2011	October 31, 2010
Net sales	$616,525	$464,838	$1,568,618	$1,229,345
Cost of sales	304,373	228,097	771,640	600,489
Selling and administrative expenses	265,895	207,942	721,954	584,484
Restructuring and other, net	345	2,120	1,936	6,564

Earnings from operations	45,912	26,679	73,088	37,808

Interest expense, net
Interest expense	1,885	306	3,498	773
Interest income	(16)	-0-	(34)	(5)

Total interest expense, net	1,869	306	3,464	768

Earnings from continuing operations before income taxes	44,043	26,373	69,624	37,040
Income tax expense	17,882	9,406	28,138	13,906

Earnings from continuing operations	26,161	16,967	41,486	23,134
Provision for discontinued operations, net	(73)	(50)	(997)	(784)

Net Earnings	$26,088	$16,917	$40,489	$22,350

Basic earnings per common share:
Continuing operations	$1.12	$.73	$1.79	$.98
Discontinued operations	$(.01)	$.00	$(.05)	$(.03)

Net earnings	$1.11	$.73	$1.74	$.95

Diluted earnings per common share:
Continuing operations	$1.09	$.72	$1.74	$.97
Discontinued operations	$.00	$.00	$(.04)	$(.04)

Net earnings	$1.09	$.72	$1.70	$.93

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In Thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,088	$16,917	$40,489	$22,350
Tax benefit of stock options exercised	(68)	-0-	(3,626)	-0-
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,844	11,961	39,048	35,479
Amortization of deferred note expense and debt discount	199	105	510	313
Deferred income taxes	(832)	(2,595)	(514)	(3,142)
Provision for losses on accounts receivable	348	256	1,024	561
Impairment of long-lived assets	42	2,120	1,102	6,410
Restricted stock and share-based compensation	2,224	2,336	5,461	6,051
Provision for discontinued operations	122	82	1,646	1,295
Other	415	73	1,004	1,045
Effect on cash from changes in working capital and other assets and liabilities (net of acquisitions):
Accounts receivable	(18,570)	(12,066)	(13,072)	(14,783)
Inventories	(68,304)	(52,344)	(150,108)	(136,717)
Prepaids and other current assets	14,498	6,307	(3,975)	(3,507)
Accounts payable	43,082	21,811	110,361	94,492
Other accrued liabilities	21,511	16,424	(4,235)	17,296
Other assets and liabilities	(3,534)	3,266	(12,230)	(2,917)

Net cash provided by operating activities	31,065	14,653	12,885	24,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,412)	(6,956)	(37,625)	(18,816)
Acquisitions, net of cash acquired	(4,241)	(56,719)	(91,643)	(71,973)
Proceeds from assets sales	2	4	25	6

Net cash used in investing activities	(18,651)	(63,671)	(129,243)	(90,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	-0-	(30)	(21)	(90)
Payments of long-term debt	(1,172)	(900)	(17,246)	(1,918)
Tax benefit of stock options exercised	68	-0-	3,626	-0-
Shares repurchased	-0-	(14,026)	-0-	(25,717)
Change in overdraft balances	2,386	8,885	(437)	5,607
Borrowings under revolving credit facility	67,900	55,000	218,900	55,000
Payments on revolving credit facility	(82,581)	(24,600)	(116,100)	(24,600)
Dividends paid on non-redeemable preferred stock	(49)	(50)	(147)	(148)
Exercise of stock options	1,551	276	8,860	849
Deferred financing costs	(26)	-0-	(938)	-0-

Net cash (used in) provided by financing activities	(11,923)	24,555	96,497	8,983

Net increase (decrease) in cash and cash equivalents	491	(24,463)	(19,861)	(57,574)
Cash and cash equivalents at beginning of period	35,582	49,037	55,934	82,148

Cash and cash equivalents at end of period	$36,073	$24,574	$36,073	$24,574

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,545	$147	$3,369	$396
Income taxes	2,768	1,174	41,341	14,341

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries Condensed Consolidated Statements of Equity In Thousands

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum Other Compre- hensive Loss	Treasury Stock	Non Control- ling Interest Non- Redeem- able	Compre- hensive Income	Total Equity
Balance January 30, 2010	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)	$-0-		$582,313

Net earnings	-0-	-0-	-0-	53,211	-0-	-0-	-0-	$53,211	53,211
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(197)	-0-	-0-	-0-	-0-	(197)
Exercise of stock options	-0-	118	2,105	-0-	-0-	-0-	-0-	-0-	2,223
Issue shares – Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	7,796	-0-	-0-	-0-	-0-	-0-	7,796
Share-based compensation	-0-	-0-	210	-0-	-0-	-0-	-0-	-0-	210
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,293)	-0-	-0-	-0-	-0-	-0-	(2,375)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	1,342	-0-	-0-	-0-	-0-	-0-	1,342
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	166	-0-	-0-	166	166
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	3,921	-0-	-0-	3,921	3,921
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(131)	-0-	-0-	(131)	(131)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	543	-0-	-0-	543	543
Other	(37)	1	37	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest – non-redeemable	-0-	-0-	-0-	-0-	-0-	-0-	2,503	-0-	2,503

Comprehensive income								$57,710

Balance January 29, 2011	5,183	24,163	131,910	505,224	(24,305)	(17,857)	2,503		626,821

Net earnings	-0-	-0-	-0-	40,489	-0-	-0-	-0-	$40,489	40,489
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(147)	-0-	-0-	-0-	-0-	(147)
Exercise of stock options	-0-	338	8,389	-0-	-0-	-0-	-0-	-0-	8,727
Issue shares - Employee Stock Purchase Plan	-0-	3	130	-0-	-0-	-0-	-0-	-0-	133
Employee and non-employee restricted stock	-0-	-0-	5,460	-0-	-0-	-0-	-0-	-0-	5,460
Share-based compensation	-0-	-0-	1	-0-	-0-	-0-	-0-	-0-	1
Restricted stock issuance	-0-	304	(304)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(93)	(4,034)	-0-	-0-	-0-	-0-	-0-	(4,127)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	3,467	-0-	-0-	-0-	-0-	-0-	3,467
Gain on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	64	-0-	-0-	64	64
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(474)	-0-	-0-	(474)	(474)
Other	(125)	(8)	133	-0-	-0-	-0-	-0-	-0-	-0-
Noncontrolling interest – earnings (loss)	-0-	-0-	-0-	-0-	-0-	-0-	(117)	-0-	(117)

Comprehensive income*								$40,079

Balance October 29, 2011	$5,058	$24,707	$145,152	$545,566	$(24,715)	$(17,857)	$2,386		$680,297

*	Comprehensive income was $23.6 million and $17.1 million for the third quarter ended October 29, 2011 and October 30, 2010, respectively. Comprehensive income was $22.9 million for the nine months ended October 30, 2010.

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

Nature of Operations

The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners and under the newly acquired Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, schuh.co.uk and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 29, 2011, the Company operated 2,387 retail stores in the U.S., Puerto Rico, Canada, United Kingdom and the Republic of Ireland.

Principles of Consolidation

All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current year presentation. In the three months and nine months ended October 30, 2010 Condensed Consolidated Statements of Cash Flows, amortization of intangibles totaling approximately $0.7 million and $1.4 million, respectively, were reclassified from other to depreciation and amortization under adjustments to reconcile net earnings to net cash provided by operating activities. Certain expenses previously allocated to the corporate segment have been reallocated to operating segments beginning in Fiscal 2012. Segment operating income (loss) for the three months and nine months ended October 30, 2010 has been restated by operating segment totaling $1.9 million and $4.9 million, respectively, with an offsetting increase to corporate and other operating income to conform to the current year presentation (See Note 10).

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

In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, except for the Anaconda Sports wholesale division, cost is determined using the first-in, first-out (“FIFO”) method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

The Lids Sports retail segment and its Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

In its retail operations, other than the Schuh Group and Lids Sports Group segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million in the third quarters of Fiscal 2012 and 2011, respectively, and $1.8 million and $1.9 million for the first nine months of Fiscal 2012 and 2011, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations (see Note 3). The Company monitors environmental proceedings and other legal matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Income Taxes

As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. The Company recorded an effective income tax rate of 40.6% in the third quarter this year compared to 35.7% in the same period last year. This year’s rate is higher due to transaction costs and deferred payments related to the Schuh acquisition considered permanent differences. The rate for the three months ended October 30, 2010 was unusually low as a result of favorable adjustments required by the Income Tax Topic of the FASB Codification and return to provision adjustments. The Company recorded an effective income tax rate of 40.4% in the first nine months this year compared to 37.5% in the same period last year. This year’s rate is higher due to transaction costs and deferred payments related to the Schuh acquisition considered permanent differences. The rate for the nine months ended October 30, 2010 was unusually low as a result of return to provision adjustments.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Income tax reserves are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. The Company believes it is reasonably possible that there will be a $7.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions.

Postretirement Benefits Plan Accounting

Full-time employees who had at least 1,000 hours of service in calendar year 2004, except employees in the Lids Sports Group and Schuh Group segments, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation for the third quarter of Fiscal 2012. For the third quarter of Fiscal 2011, share-based compensation expense was $0.1 million. The Company has not issued any new share-based compensation awards since the first quarter of Fiscal 2008. For the third quarters of Fiscal 2012 and 2011, restricted stock expense was $2.3 million and $2.2 million, respectively. For the first nine months of Fiscal 2012 and 2011, share-based compensation expense was less than $1,000 and $0.2 million, respectively. For the first nine months of Fiscal 2012 and 2011, restricted stock expense was $5.5 million and $5.8 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

The Company did not grant any stock options or issue employee restricted stock for the three months ended October 29, 2011 or October 30, 2010. The Company did not grant any stock options for the nine months ended October 29, 2011 or October 30, 2010. During the nine months ended October 29, 2011, the Company issued 289,407 shares of employee restricted stock at a grant date fair value of $45.14 per share which vest over a four-year term. For the nine months ended October 29, 2011, the Company issued 14,643 shares of director restricted stock at a weighted average price of $43.01 which vest on the first anniversary of the grant date. During the nine months ended October 30, 2010, the Company issued 404,995 shares of employee restricted stock at a grant date fair value of $28.41 per share which vest over a four-year term. For the nine months ended October 30, 2010, the Company issued 17,838 shares of director restricted stock at a weighted average price of $30.27. There were no director restricted stock issued for the three months ended October 29, 2011 or October 30, 2010.

Cash and Cash Equivalents

Included in cash and cash equivalents at October 29, 2011, January 29, 2011 and October 30, 2010 are marketable securities of $0.2 million, $29.8 million and $0.1 million, respectively. Marketable securities are highly-liquid financial instruments having an original maturity of three months or less. At October 29, 2011, substantially all of the Company’s cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At October 29, 2011, January 29, 2011 and October 30, 2010 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $35.7 million, $36.1 million and $37.5 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to college and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of October 29, 2011.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the lesser of the life of the corresponding improvement or lease term. Tenant allowances of $19.2 million, $18.4 million and $19.4 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively, and deferred rent of $34.8 million, $33.0 million and $32.7 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Goodwill and Other Intangibles

Under the provisions of the Intangibles – Goodwill and Other Topic of the Codification, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually, during the fourth quarter, for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. It is also required that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the Codification.

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill for the Lids Sports Group of $159.0 million, $102.3 million for the Schuh Group and $0.8 million for Licensed Brands at October 29, 2011, Lids Sports Group of $152.5 million and $0.8 million for Licensed Brands at January 29, 2011 and $149.4 million for the Lids Sports Group and $0.9 million for Licensed Brands at October 30, 2010. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at October 29, 2011 and January 29, 2011 are:

Fair Values

In thousands		October 29, 2011		January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolver Borrowings	$102,800	$102,800	$-0-	$-0-
UK Term Loans	45,080	45,080	-0-	-0-

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.8 million and $1.8 million for the third quarters of Fiscal 2012 and 2011, respectively, and $7.1 million and $4.2 million for the first nine months of Fiscal 2012 and 2011, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for each of the third quarters of Fiscal 2012 and 2011 and $0.3 million and $0.2 million for the first nine months of Fiscal 2012 and 2011, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $7.3 million, $9.0 million and $6.4 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $11.0 million and $9.4 million for the third quarter of Fiscal 2012 and 2011, respectively, and $29.1 million and $24.6 million for the first nine months of Fiscal 2012 and 2011, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future revenues realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million, $1.1 million and $1.9 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses were $0.8 million and $0.9 million for the third quarter of Fiscal 2012 and 2011, respectively, and $2.5 million and $2.7 million for the first nine months of Fiscal 2012 and 2011, respectively. During the first nine months of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.3 million and $0.7 million for the third quarter of Fiscal 2012 and 2011, respectively, and $2.1 million for each of the first nine months of Fiscal 2012 and 2011. During the third quarter of Fiscal 2012 and 2011, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Other Comprehensive Income

The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 29, 2011 consisted of $25.0 million of cumulative pension liability adjustments, net of tax, and $0.1 million of cumulative postretirement liability adjustments, net of tax, offset by a foreign currency translation adjustment of $0.3 million and an unrealized gain on foreign currency forward contracts of $0.1 million, net of tax.

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

The notional amount of such contracts outstanding at October 29, 2011, January 29, 2011 and October 30, 2010 were $1.4 million,

$-0- and $1.4 million, respectively. Forward exchange contracts have an average remaining term of approximately three months. The gain based on spot rates under these contracts at October 29, 2011 was less than $0.1 million. For the nine months ended October 29, 2011, the Company recorded an unrealized gain on foreign currency forward contracts of $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging gains related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through lower cost of sales over the succeeding year.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Principles

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net earnings and other comprehensive income must be presented in the respective statement or statements, as applicable. This update becomes effective in periods beginning after December 15, 2011 and is required to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating which of the two presentation alternatives it will adopt, but it is not expected to have a significant impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, an update to FASB Codification Intangibles - Goodwill and Other Topic, which amends the existing accounting standards related to the method of assessing goodwill for potential impairment. Specifically, this update limits the requirement for a company to perform a quantitative goodwill impairment test to situations in which management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating whether to adopt this update in the fourth quarter of Fiscal 2012 or for Fiscal 2013 which begins January 29, 2012. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations or financial position.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets

Schuh Acquisition

On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment plus £6.2 million net cash acquired, with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the three months and nine months ended October 29, 2011, compensation expense related to the Schuh acquisition deferred purchase price obligation was $2.9 million and $4.3 million, respectively. This expense is included in operating income for the Schuh Group segment.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 60 retail stores in the United Kingdom and the Republic of Ireland and 15 concessions in Republic apparel stores as of October 29, 2011. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended October 29, 2011 and from the date of acquisition through October 29, 2011, including net sales of $78.2 million and $112.2 million, respectively, and operating income of $4.4 million and $4.3 million, respectively, have been included in the Company’s Condensed Consolidated Financial Statements for the three months and nine months ended October 29, 2011. During the three months and nine months ended October 29, 2011, the Company expensed $0.2 million and $7.4 million, respectively, in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets, Continued

The acquisition has been accounted for using the purchase method in accordance with the amended Business Combinations Topic of the Codification. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At June 23, 2011

Cash	$24,836
Accounts Receivable	4,923
Inventories	32,179
Other current assets	7,551
Property and equipment	30,343
Deferred taxes	1,399
Trademarks	27,224
Other intangibles	4,995
Goodwill	102,688
Accounts payable	(16,196)
Other current liabilities	(26,262)
Long-term debt (includes current portion)	(62,562)
Other non-current liabilities	(15,114)

Net Assets Acquired	$116,004

The trademarks acquired include the concept names and are deemed to have an indefinite life. Other intangibles include a $1.7 million customer list, a $2.5 million asset to reflect the adjustment of acquired leases to market and a vendor contract of $0.8 million. The weighted average amortization period for the asset to adjust acquired leases to market is 2.7 years. The weighted average amortization period for customer lists is 4.6 years.

The recorded amounts above are provisional and subject to change. Specifically, the following items are subject to change:

•	Amounts for intangibles pending finalization of valuation efforts for acquired intangible assets.

•	Amounts for income tax assets, receivables and liabilities pending receipt of Schuh’s pre-acquisition tax information, which may change certain estimates and assumptions used.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets, Continued

The following pro forma information presents the results of operations of the Company as if the Schuh acquisition had taken place at the beginning of Fiscal 2011 or January 31, 2010. Pro forma adjustments have been made to reflect additional interest expense from the $89.0 million in debt associated with the acquisition, interest expense on the acquired debt, amortization of intangible assets and the related income tax effects. Pro forma earnings for the nine months ended October 29, 2011 have been adjusted to exclude $7.4 million of costs related to the acquisition.

	Nine Months Ended - Pro forma	Nine Months Ended - Pro forma
In thousands, except per share data	October 29, 2011	October 30, 2010
Net sales	$1,660,898	$1,405,618

Earnings from continuing operations	42,586	25,437

Earnings per share:
Basic	$1.83	$1.08
Diluted	$1.79	$1.06

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.

Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Oct. 29, 2011	Jan. 29, 2011	Oct. 29, 2011	Jan 29, 2011	Oct. 29, 2011	Jan. 29, 2011	Oct. 29, 2011	Jan. 29, 2011
Gross other intangibles	$12,453	$9,837	$14,048	$12,206	$1,974	$1,100	$28,475	$23,143
Accumulated amortization	(9,141)	(8,482)	(2,804)	(1,480)	(801)	(603)	(12,746)	(10,565)

Net Other Intangibles	$3,312	$1,355	$11,244	$10,726	$1,173	$497	$15,729	$12,578

*	Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles was $1.1 million and $0.5 million for the third quarter of Fiscal 2012 and 2011, respectively. The amortization of intangibles was $3.0 million and $1.2 million for the first nine months of Fiscal 2012 and 2011, respectively. The amortization of intangibles will be $4.2 million, $4.4 million, $4.0 million, $2.9 million and $2.0 million for Fiscal 2012, 2013, 2014, 2015 and 2016, respectively.

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

The Company recorded a pretax charge to earnings of $0.3 million in the third quarter of Fiscal 2012, primarily for other legal matters and network intrusion expenses. The Company recorded a pretax charge to earnings of $1.9 million in the first nine months of Fiscal 2012, including $1.1 million for retail store impairments, $0.5 million for network intrusion expenses and $0.3 million for other legal matters.

The Company recorded a pretax charge to earnings of $2.1 million in the third quarter of Fiscal 2011, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.6 million in the first nine months of Fiscal 2011, including $6.4 million in retail store asset impairments and $0.2 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations

In thousands	Facility Shutdown Costs
Balance January 30, 2010	$15,414
Additional provision Fiscal 2011	2,203
Charges and adjustments, net	(2,582)

Balance January 29, 2011	15,035
Additional provision Fiscal 2012	1,646
Charges and adjustments, net	(4,034)

Balance October 29, 2011*	12,647
Current provision for discontinued operations	8,288

Total Noncurrent Provision for Discontinued Operations	$4,359

*	Includes a $13.2 million environmental provision, including $8.8 million in current provision for discontinued operations.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 4

Inventories

In thousands	October 29, 2011	January 29, 2011
Raw materials	$30,209	$11,952
Goods in process	150	338
Wholesale finished goods	46,667	47,866
Retail merchandise	467,073	299,580

Total Inventories	$544,099	$359,736

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 5

Fair Value, Continued

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis for the nine month period ended October 29, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 30, 2011	$548	$—	$—	$548	$747
Measured as of July 30, 2011	$189	$—	$—	$189	$313
Measured as of October 29, 2011	$65	$—	$—	$65	$43

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded less than $0.1 million and $1.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and nine months ended October 29, 2011. These charges are reflected in restructuring and other, net on the Condensed Consolidated Statements of Operations.

The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at October 29, 2011. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Note 6

Long-Term Debt

In thousands	October 29, 2011	January 29, 2011
Revolver borrowings	$102,800	$-0-
UK term loans	45,080	-0-

Total long-term debt	147,880	-0-
Current portion	5,233	-0-

Total Noncurrent Portion of Long-Term Debt	$142,647	$-0-

Long-term debt maturing during each of the next five years ending October is $5.2 million, $5.6 million, $5.6 million, $6.1 million and $125.4 million.

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

Deferred financing costs incurred of $3.0 million related to the Credit Facility were capitalized and are being amortized over five years. Deferred financing costs incurred of $0.7 million related to the Amendment were also capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The Company had $102.8 million revolver borrowings outstanding under the Credit Facility at October 29, 2011 and $45.1 million in term loans outstanding under the U.K. Credit Facility (described below) at October 29, 2011. The Company had outstanding letters of credit of $10.4 million under the Credit Facility at October 29, 2011. These letters of credit support product purchases and lease and insurance indemnifications.

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

The initial applicable margin for base rate loans and U.S. Index rate loans is 1.25% (2.75% for Tranche A-1 loans), and the initial applicable margin for LIBOR loans and BA equivalent loans is 2.25% (3.75% for Tranche A-1 loans). Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.

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

Certain Covenants

The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability including Tranche A-1 was $299.1 million at October 29, 2011. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at October 29, 2011.

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

The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the convenants at October 29, 2011.

The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7

Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Service cost	$63	$62	$42	$37
Interest cost	1,400	1,471	43	41
Expected return on plan assets	(1,952)	(2,021)	-0-	-0-
Amortization:
Prior service cost	1	1	-0-	-0-
Losses	1,162	1,035	20	14

Net amortization	1,163	1,036	20	14

Net Periodic Benefit Cost	$674	$548	$105	$92

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Service cost	$189	$187	$126	$113
Interest cost	4,198	4,426	129	121
Expected return on plan assets	(5,856)	(6,067)	-0-	-0-
Amortization:
Prior service cost	3	3	-0-	-0-
Losses	3,565	3,200	60	41

Net amortization	3,568	3,203	60	41

Net Periodic Benefit Cost	$2,099	$1,749	$315	$275

While there was no cash requirement for the Plan in 2011, the Company made a $0.3 million contribution to the Plan in February 2011.

Genesco Inc. and Consolidated Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 8

Earnings Per Share

	For the Three Months Ended October 29, 2011			For the Three Months Ended October 30, 2010
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$26,161			$16,967

Less: Preferred stock dividends	(49)			(49)

Basic EPS from continuing operations
Income available to common shareholders	26,112	23,407	$1.12	16,918	23,069	$.73

Effect of Dilutive Securities from continuing operations
Options		464			389
Convertible preferred stock(1)	37	57		34	54
Employees’ preferred stock(2)		48			50

Diluted EPS
Income available to common shareholders plus assumed conversions	$26,149	23,976	$1.09	$16,952	23,562	$.72

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for the three months ended October 29, 2011 and for Series 1 and 3 preferred stocks for the three months ended October 30, 2010. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 4 preferred stock for the three months ended October 30, 2010. Therefore, conversion of Series 4 preferred stock was not reflected in diluted earnings per share for the three months ended October 30, 2010, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,159, 24,512 and 5,423, respectively, as of October 29, 2011.
(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the three months ended October 29, 2011 and October 30, 2010.

Genesco Inc. and Consolidated Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 8

Earnings Per Share, Continued

	For the Nine Months Ended October 29, 2011			For the Nine Months Ended October 30, 2010
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$41,486			$23,134

Less: Preferred stock dividends	(147)			(148)

Basic EPS from continuing operations
Income available to common shareholders	41,339	23,158	$1.79	22,986	23,337	$.98

Effect of Dilutive Securities from continuing operations
Options		496			383
Convertible preferred stock(1)	41	25		-0-	-0-
Employees’ preferred stock(2)		49			50

Diluted EPS
Income available to common shareholders plus assumed conversions	$41,380	23,728	$1.74	$22,986	23,770	$.97

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for the nine months ended October 30, 2010 and for Series 1 and 4 preferred stocks for the nine months ended October 29, 2011. Therefore, conversion of Series 1 and 4 preferred stocks were not reflected in diluted earnings per share for the nine months ended October 29, 2011 and Series 1, 3 and 4 preferred stocks were not reflected in diluted earnings per share for the nine months ended October 30, 2010, because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 3 preferred shares for the nine months ended October 29, 2011. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for the nine months ended October 29, 2011. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 27,159, 24,512 and 5,423, respectively, as of October 29, 2011.
(2)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the nine months ended October 29, 2011 and October 30, 2010.

The Company did not repurchase any shares during the nine months ended October 29, 2011. The Company repurchased 864,000 shares during the nine months ended October 30, 2010.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 9

Legal Proceedings, Continued

In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Company estimates the remaining cost of implementing the Work Plan at approximately $0.5 million. There can be no assurance that remediation costs will not exceed the estimate.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, the Company had accrued $13.2 million as of October 29, 2011, $15.5 million as of January 29, 2011 and $16.7 million as of October 30, 2010. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million reflected in the third quarters of Fiscal 2012 and 2011, respectively, and $1.8 million and $1.9 million for the first nine months of Fiscal 2012 and 2011, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations.

California Actions

On March 3, 2011, there was filed in the U.S. District Court for the Eastern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. The Pabst action was removed to the U.S. District Court for the Northern District of California on April 1, 2011. Both complaints allege that the Company’s retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys’ fees, and other relief. The Company and plaintiffs’ counsel have reached an agreement in principle to settle both actions, subject to documentation and court approval. The Company expects that the proposed settlement will not have a material effect on its financial condition or results of operations.

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

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 9

Legal Proceedings, Continued

Other Matters

On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company’s acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect additional claims, if any, to have a material effect on its financial condition or results of operations.

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

Three Months Ended October 29, 2011 In thousands	Journeys Group	Underground Station Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$251,454	$22,704	$78,212	$185,637	$48,146	$30,297	$203	$616,653
Intercompany sales	-0-	-0-	-0-	(90)	-0-	(38)	-0-	(128)

Net sales to external customers	$251,454	$22,704	$78,212	$185,547	$48,146	$30,259	$203	$616,525

Segment operating income (loss)	$28,377	$(139)	$4,417	$18,892	$2,979	$3,700	$(11,969)	$46,257
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	-0-	(345)	(345)

Earnings from operations	28,377	(139)	4,417	18,892	2,979	3,700	(12,314)	45,912
Interest expense	-0-	-0-	-0-	-0-	-0-	-0-	(1,885)	(1,885)
Interest income	-0-	-0-	-0-	-0-	-0-	-0-	16	16

Earnings from continuing operations before income taxes	$28,377	$(139)	$4,417	$18,892	$2,979	$3,700	$(14,183)	$44,043

Total assets**	$292,196	$29,339	$218,337	$531,285	$85,309	$37,691	$148,939	$1,343,096
Depreciation and amortization	4,772	427	1,599	5,678	888	76	404	13,844
Capital expenditures	3,354	111	3,777	5,672	414	161	923	14,412

*	Restructuring and other includes less than a $0.1 million charge for asset impairments.
**	Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.0 million, $102.3 million and $0.8 million of goodwill, respectively.

Three Months Ended October 30, 2010 In thousands	Journeys Group	Underground Station Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$215,976	$21,729	$152,880	$45,399	$28,712	$368	$465,064
Intercompany sales	-0-	-0-	(177)	-0-	(49)	-0-	(226)

Net sales to external customers	$215,976	$21,729	$152,703	$45,399	$28,663	$368	$464,838

Segment operating income (loss)	$21,475	$(1,411)	$12,207	$1,522	$3,440	$(8,434)	$28,799
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(2,120)	(2,120)

Earnings from operations	21,475	(1,411)	12,207	1,522	3,440	(10,554)	26,679
Interest expense	-0-	-0-	-0-	-0-	-0-	(306)	(306)

Earnings from continuing operations before income taxes	$21,475	$(1,411)	$12,207	$1,522	$3,440	$(10,860)	$26,373

Total assets**	$301,677	$32,352	$461,152	$76,543	$36,550	$109,696	$1,017,970
Depreciation and amortization	5,154	531	4,696	935	85	560	11,961
Capital expenditures	2,306	97	3,692	353	-0-	508	6,956

*	Restructuring and other includes a $2.1 million charge for asset impairments, of which $1.6 million is in the Journeys Group, $0.4 million in the Johnston & Murphy Group and $0.1 million in the Lids Sports Group.
**	Total assets for the Lids Sports Group and Licensed Brands include $149.4 million and $0.9 million of goodwill, respectively.

Genesco Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

Note 10

Business Segment Information, Continued

Nine Months Ended October 29, 2011 In thousands	Journeys Group	Underground Station Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$637,435	$65,933	$112,185	$532,895	$141,768	$77,940	$824	$1,568,980
Intercompany sales	-0-	-0-	-0-	(149)	-0-	(213)	-0-	(362)

Net sales to external customers	$637,435	$65,933	$112,185	$532,746	$141,768	$77,727	$824	$1,568,618

Segment operating income (loss)	$43,714	$(1,893)	$4,340	$51,002	$8,029	$7,998	$(38,166)	$75,024
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	-0-	(1,936)	(1,936)

Earnings from operations	43,714	(1,893)	4,340	51,002	8,029	7,998	(40,102)	73,088
Interest expense	-0-	-0-	-0-	-0-	-0-	-0-	(3,498)	(3,498)
Interest income	-0-	-0-	-0-	-0-	-0-	-0-	34	34

Earnings from continuing operations before income taxes	$43,714	$(1,893)	$4,340	$51,002	$8,029	$7,998	$(43,566)	$69,624

Total assets**	$292,196	$29,339	$218,337	$531,285	$85,309	$37,691	$148,939	$1,343,096
Depreciation and amortization	14,263	1,375	2,535	16,535	2,662	209	1,469	39,048
Capital expenditures	8,544	196	4,759	19,201	1,579	636	2,710	37,625

*	Restructuring and other includes a $1.1 million charge for asset impairments, of which $0.5 million is in the Journeys Group, $0.3 million in the Lids Sports Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Underground Station Group.
**	Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.0 million, $102.3 million and $0.8 million of goodwill, respectively.

Nine Months Ended October 30, 2010 In thousands	Journeys Group	Underground Station Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$550,834	$64,946	$405,450	$129,002	$78,461	$972	$1,229,665
Intercompany sales	-0-	-0-	(177)	(1)	(142)	-0-	(320)

Net sales to external customers	$550,834	$64,946	$405,273	$129,001	$78,319	$972	$1,229,345

Segment operating income (loss)	$24,762	$(4,338)	$33,143	$3,446	$10,112	$(22,753)	$44,372
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(6,564)	(6,564)

Earnings from operations	24,762	(4,338)	33,143	3,446	10,112	(29,317)	37,808
Interest expense	-0-	-0-	-0-	-0-	-0-	(773)	(773)
Interest income	-0-	-0-	-0-	-0-	-0-	5	5

Earnings from continuing operations before income taxes	$24,762	$(4,338)	$33,143	$3,446	$10,112	$(30,085)	$37,040

Total assets**	$301,677	$32,352	$461,152	$76,543	$36,550	$109,696	$1,017,970
Depreciation and amortization	15,851	1,677	13,349	2,833	167	1,602	35,479
Capital expenditures	5,153	280	10,980	1,415	20	968	18,816

*	Restructuring and other includes a $6.4 million charge for asset impairments, of which $4.2 million is in the Journeys Group, $0.9 million in the Lids Sports Group, $0.7 million in the Johnston & Murphy Group and $0.6 million in the Underground Station Group.
**	Total assets for the Lids Sports Group and Licensed Brands include $149.4 million and $0.9 million of goodwill, respectively.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company’s control) include:

•

Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the earn-out bonus potentially payable to Schuh management in four years based on the achievement of certain performance objectives.

•	The costs of responding to and liability in connection with the network intrusion described under “Significant Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	The timing and amount of non-cash asset impairments.

•	Weakness in the consumer economy.

•	Competition in the Company’s markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company’s retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview

Description of Business

The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy®, and Underground Station® in the U.S., Puerto Rico and Canada and through the newly acquired Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers® brand and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 29, 2011, the Company operated 2,387 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

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

The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group in the urban market. The Underground Station Group stores average approximately 1,825 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company plans to continue to close underperforming Underground Station stores as the opportunity presents itself, and to attempt to secure rent relief on other locations while it assesses the future prospects for the chain.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 24 year old men and women. The stores average approximately 4,600 square feet. The Schuh Group stores are primarily street level stores and mall stores located in the United Kingdom and the Republic of Ireland. The Schuh Group also operates 15 concessions in Republic apparel stores in the United Kingdom averaging approximately 1,175 square feet, and sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 825 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, sell licensed sports headwear, apparel and accessories to sports fans of all ages and average approximately 2,850 square feet and are in malls and other locations throughout the United States and opened its first store in Canada during the first quarter this year. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

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

Summary of Results of Operations

The Company’s net sales increased 32.6% during the third quarter of Fiscal 2012 compared to the same quarter of Fiscal 2011. The increase reflected (i) a 22% increase in Lids Sports Group sales, including $13.7 million of sales from businesses acquired over the past twelve months, (ii) the acquisition of the Schuh Group in the second quarter this year, which contributed $78.2 million in sales during the third quarter this year, (iii) a 16% increase in Journeys Group sales, (iv) a 6% increase in Johnston & Murphy Group sales, (v) a 6% increase in Licensed Brand sales and (vi) a 4% increase in Underground Station sales. Gross margin decreased slightly as a percentage of net sales during the third quarter of Fiscal 2012, due to margin decreases in Journeys Group and Licensed Brands and the addition of Schuh Group offset by a margin increase in Johnston & Murphy Group. Gross margin was flat during the third quarter of Fiscal 2012 for Underground Station Group and Lids Sports Group. Selling and administrative expenses decreased as a percentage of net sales during the third quarter of Fiscal 2012, primarily due to expense decreases as a percentage of net sales in all of the Company’s business segments except for the Schuh Group which was acquired in the second quarter of this year. Earnings from operations increased as a percentage of net sales during the third quarter of Fiscal 2012, primarily due to increased earnings from Journeys Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands and a smaller loss from Underground Station Group.

Significant Developments

Schuh Acquisition

On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment plus £6.2 million net cash acquired, with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the three months and nine months ended October 29, 2011, compensation expense related to the Schuh acquisition deferred purchase price obligation was $2.9 million and $4.3 million, respectively. This expense is included in operating income for the Schuh Group segment.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 60 retail stores in the United Kingdom and the Republic of Ireland and 15 concessions in Republic apparel stores as of October 29, 2011. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended October 29, 2011 and from the date of acquisition through October 29, 2011, including net sales of $78.2 million and $112.2 million, respectively, and operating income of $4.4 million and $4.3 million, respectively, have been included in the Company’s Condensed Consolidated Financial Statements for the three months and nine months ended October 29, 2011. During the three months and nine months ended October 29, 2011, the Company expensed $0.2 million and $7.4 million, respectively, in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Network Intrusion

On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company’s acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect additional claims, if any, to have a material effect on its financial condition or results of operations.

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $0.3 million in the third quarter of Fiscal 2012, primarily for other legal matters and network intrusion expenses. The Company recorded a pretax charge to earnings of $1.9 million in the first nine months of Fiscal 2012, including $1.1 million for retail store impairments, $0.5 million for network intrusion expenses and $0.3 million for other legal matters.

The Company recorded a pretax charge to earnings of $2.1 million in the third quarter of Fiscal 2011, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $6.6 million in the first nine months of Fiscal 2011, including $6.4 million in retail store asset impairments and $0.2 million for other legal matters.

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

Results of Operations – Third Quarter Fiscal 2012 Compared to Fiscal 2011

The Company’s net sales in the third quarter ended October 29, 2011 increased 32.6% to $616.5 million from $464.8 million in the third quarter ended October 30, 2010. Fiscal 2012 third quarter sales included $91.9 million in sales of businesses acquired in the past 12 months. Gross margin increased 31.9% to $312.2 million in the third quarter this year from $236.7 million in the same period last year, but decreased as a percentage of net sales from 50.9% to 50.6%. Selling and administrative expenses in the third quarter this year increased 27.9% from the third quarter last year, but decreased as a percentage of net sales from 44.7% to 43.1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 29, 2011 were $44.0 million compared to $26.4 million for the third quarter ended October 30, 2010. Pretax earnings for the third quarter ended October 29, 2011 included restructuring and other charges of $0.3 million primarily for other legal matters and network intrusion expenses. Pretax earnings for the third quarter ended October 29, 2011 also included $0.2 million in costs related to the Schuh acquisition and $2.9 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees’ continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the periods until payment is due. Pretax earnings for the third quarter ended October 30, 2010 included restructuring and other charges of $2.1 million, primarily for retail store asset impairments.

Net earnings for the third quarter ended October 29, 2011 were $26.1 million ($1.09 diluted earnings per share) compared to $16.9 million ($0.72 diluted earnings per share) for the third quarter ended October 30, 2010. The Company recorded an effective income tax rate of 40.6% in the third quarter this year compared to 35.7% in the same period last year. This year’s rate is higher due to transaction costs and deferred payments related to the Schuh acquisition considered permanent differences. The rate for the three months ended October 30, 2010 was unusually low as a result of favorable adjustments required by the Income Tax Topic of the FASB Codification and return to provision adjustments. The Company believes it is reasonably possible that there will be a $7.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions.

Journeys Group

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$251,454	$215,976	16.4%
Earnings from operations	$28,377	$21,475	32.1%
Operating margin	11.3%	9.9%

Net sales from Journeys Group increased 16.4% to $251.5 million for the third quarter ended October 29, 2011 compared to $216.0 million for the same period last year. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 13% increase in footwear unit comparable sales and a 2% increase in the average price per pair of shoes, reflecting changes in product mix and increased prices. Unit sales increased 14% during the same period. Journeys Group operated 1,017 stores at the end of the third quarter of Fiscal 2012, including 153 Journeys Kidz stores, 53 Shi by Journeys stores and nine Journeys stores in Canada, compared to 1,021 stores at the end of the third quarter last year, including 150 Journeys Kidz stores, 56 Shi by Journeys stores and three Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended October 29, 2011 increased 32.1% to $28.4 million compared to $21.5 million for the third quarter ended October 30, 2010. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, depreciation and selling salaries.

Underground Station Group

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$22,704	$21,729	4.5%
Loss from operations	$(139)	$(1,411)	90.1%
Operating margin	(0.6)%	(6.5)%

Net sales from the Underground Station Group increased 4.5% to $22.7 million for the third quarter ended October 29, 2011, from $21.7 million for the same period last year. The increase reflects a 14% increase in comparable store sales offset by a 12% decrease in average Underground Station stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Comparable footwear unit sales increased 10% and the average price per pair of shoes increased 1% reflecting changes in product mix. Unit sales were flat during the same period. Underground Station Group operated 139 stores at the end of the third quarter of Fiscal 2012 compared to 157 stores at the end of the third quarter last year.

Underground Station Group loss from operations for the third quarter ended October 29, 2011 improved 90.1% to a loss of $(0.1) million compared to a loss of $(1.4) million in the third quarter ended October 30, 2010. The improvement was primarily due to comparable store sales increase resulting in decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, depreciation and selling salaries from strong comparable store sales, and closing unprofitable stores.

Schuh Group

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$78,212	$—	NM
Earnings from operations	$4,417	$—	NM
Operating margin	5.6%	—

Net sales from the Schuh Group were $78.2 million for the third quarter ended October 29, 2011. Schuh Group operated 60 stores and 15 concessions at the end of the third quarter of Fiscal 2012.

Schuh Group earnings from operations were $4.4 million for the third quarter ended October 29, 2011. Earnings included $2.9 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$185,547	$152,703	21.5%
Earnings from operations	$18,892	$12,207	54.8%
Operating margin	10.2%	8.0%

Net sales from Lids Sports Group increased 21.5% to $185.5 million for the third quarter ended October 29, 2011, compared to $152.7 million for the same period last year. The increase reflected an 8% increase in comparable store sales, $13.7 million of sales from businesses acquired in the last twelve months and a 7% increase in average Lids Group stores operated. The comparable store sales increase reflected a 6% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends and a 2% increase in average price per hat. Lids Sports Group operated 1,000 stores at the end of the third quarter of Fiscal 2012, including 82 stores in Canada and 118 Lids Locker Room and Clubhouse stores, compared to 974 stores at the end of the third quarter last year, including 65 stores in Canada and 89 Lids Locker Room stores.

Lids Sports Group earnings from operations for the third quarter ended October 29, 2011 increased 54.8% to $18.9 million compared to $12.2 million for the third quarter ended October 30, 2010. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.

Johnston & Murphy Group

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$48,146	$45,399	6.1%
Earnings from operations	$2,979	$1,522	95.7%
Operating margin	6.2%	3.4%

Johnston & Murphy Group net sales increased 6.1% to $48.1 million for the third quarter ended October 29, 2011, from $45.4 million for the third quarter ended October 30, 2010. The increase reflected a 7% increase in comparable store sales and a 2% increase in Johnston & Murphy wholesale sales, offset by a 2% decrease in average stores operated. Unit sales for the Johnston & Murphy wholesale business decreased 2% in the third quarter of Fiscal 2012, while the average price per pair of shoes increased 4% for the same period. Retail operations accounted for 70.6% of Johnston & Murphy Group segment sales in the third quarter this year, up from 69.5% in the third quarter last year. The comparable store sales increase in the third quarter ended October 29, 2011 reflects a 4% increase in average price per pair of shoes, while footwear unit comparable sales decreased 1% for Johnston & Murphy retail operations. The comparable store sales increase also reflects increased sales of non-footwear categories. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2012 included 156 Johnston & Murphy shops and factory stores compared to 159 Johnston & Murphy shops and factory stores at the end of the third quarter of Fiscal 2011.

Johnston & Murphy Group earnings from operations for the third quarter ended October 29, 2011 increased 95.7% to $3.0 million, compared to $1.5 million for the same period last year. The increase was primarily due to increased net sales, increased gross margin as a percentage of net sales reflecting decreased markdowns in the Johnston & Murphy retail operations, and increased retail sales as a percentage of the sales mix, and to decreased expenses as a percentage of net sales. Expenses reflected positive leverage in occupancy and depreciation from the increase in comparable store sales.

Licensed Brands

	Three Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$30,259	$28,663	5.6%
Earnings from operations	$3,700	$3,440	7.6%
Operating margin	12.2%	12.0%

Licensed Brands’ net sales increased 5.6% to $30.3 million for the third quarter ended October 29, 2011 from $28.7 million for the third quarter ended October 30, 2010. The sales increase primarily reflects increased sales from the Chaps line of footwear and Keuka Footwear business. Unit sales for Dockers Footwear decreased 5% for the third quarter this year while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands’ earnings from operations for the third quarter ended October 29, 2011 increased 7.6% to $3.7 million compared to $3.4 million for the same period last year. The increase in earnings from operations reflects an increase in net sales and decreased expenses as a percentage of net sales, reflecting decreased bonus expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter ended October 29, 2011 was $12.3 million compared to $10.6 million for the third quarter ended October 30, 2010. Corporate expense in the third quarter this year included $0.3 million in restructuring and other charges, primarily for other legal matters and network intrusion expenses and $0.2 million in acquisition related expenses. Last year’s expense in the third quarter included $2.1 million in restructuring and other charges, primarily for retail store asset impairments. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the third quarter this year compared to the third quarter last year.

Interest expense increased from $0.3 million in the third quarter ended October 30, 2010 to $1.9 million for the third quarter ended October 29, 2011, due primarily to increased revolver borrowings in the third quarter this year in connection with the Schuh acquisition and increased term loan debt of $45.1 million acquired with Schuh. Average revolver borrowings were $98.5 million during the third quarter ended October 29, 2011 compared to average revolver borrowings of $7.1 million during the third quarter ended October 30, 2010.

Results of Operations – Nine Months Fiscal 2012 Compared to Fiscal 2011

The Company’s net sales in the nine months ended October 29, 2011 increased 27.6% to $1.569 billion from $1.229 billion in the nine months ended October 30, 2010. Sales for the first nine months of Fiscal 2012 included $174.1 million in sales from businesses acquired in the past 12 months. Gross margin increased 26.7% to $797.0 million in the nine months this year from $628.9 million in the same period last year but decreased as a percentage of net sales from 51.2% to 50.8%. Selling and administrative expenses in the first nine months this year increased 23.5% from the first nine months last year, but decreased as a percentage of net sales from 47.5% to 46.0%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the nine months ended October 29, 2011 were $69.6 million compared to $37.0 million for the nine months ended October 30, 2010. Pretax earnings for the nine months ended October 29, 2011 included restructuring and other charges of $1.9 million primarily for retail store asset impairments, network intrusion expenses and other legal matters. Pretax earnings for the nine months ended October 29, 2011 also included $7.4 million in costs related to the Schuh acquisition and $4.3 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees’ continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period until payment is due. Pretax earnings for the nine months ended October 30, 2010 included restructuring and other charges of $6.6 million, primarily for retail store asset impairments and other legal matters.

Net earnings for the nine months ended October 29, 2011 were $40.5 million ($1.70 diluted earnings per share) compared to $22.4 million ($0.93 diluted earnings per share) for the nine months ended October 30, 2010. The net earnings for the nine months ended October 29, 2011 included $1.0 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The net earnings for the nine months ended October 30, 2010 included $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 40.4% in the first nine months this year compared to 37.5% in the same period last year. This year’s rate is higher due to transaction costs and deferred payments related to the Schuh acquisition considered permanent differences. The rate for the nine months ended October 30, 2010 was unusually low as a result of return to provision adjustments. The Company believes it is reasonably possible that there will be a $7.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions.

Journeys Group

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$637,435	$550,834	15.7%
Earnings from operations	$43,714	$24,762	76.5%
Operating margin	6.9%	4.5%

Net sales from Journeys Group increased 15.7% to $637.4 million for the nine months ended October 29, 2011, compared to $550.8 million for the same period last year. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 14% increase in footwear unit comparable sales and a 1% increase in the average price per pair of shoes. Unit sales increased 15% during the same period.

Journeys Group earnings from operations for the nine months ended October 29, 2011 increased 76.5% to $43.7 million, compared to $24.8 million for the nine months ended October 30, 2010. The increase was due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, selling salaries and depreciation.

Underground Station Group

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$65,933	$64,946	1.5%
Loss from operations	$(1,893)	$(4,338)	56.4%
Operating margin	(2.9)%	(6.7)%

Net sales from the Underground Station Group increased 1.5% to $65.9 million for the nine months ended October 29, 2011, compared to $64.9 million for the same period last year. Comparable store sales increased 10% for the first nine month period of Fiscal 2012, but were offset by a 12% decrease in average Underground Station stores operated for the same period. Comparable footwear unit sales increased 8% while the average price per pair of shoes was flat for the same period. Unit sales were flat during the same period.

Underground Station Group loss from operations for the nine months ended October 29, 2011 improved 56.4% to a loss of $(1.9) million, compared to a loss of $(4.3) million in the nine months ended October 30, 2010. The improvement was primarily due to decreased expenses as a percentage of net sales, reflecting decreased occupancy costs, depreciation and compensation expenses resulting from strong comparable store sales, and closing unprofitable stores.

Schuh Group

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$112,185	$—	NM
Earnings from operations	$4,340	$—	NM
Operating margin	3.9%	—

Net sales from the Schuh Group were $112.2 million for the initial reporting period during the nine months ended October 29, 2011, beginning on June 20, 2011.

Schuh Group earnings from operations were $4.3 million for the nine months ended October 29, 2011. Earnings included $4.3 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition, as discussed above. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$532,746	$405,273	31.5%
Earnings from operations	$51,002	$33,143	53.9%
Operating margin	9.6%	8.2%

Net sales from Lids Sports Group increased 31.5% to $532.7 million for the nine months ended October 29, 2011, compared to $405.3 million for the same period last year, reflecting primarily a 12% increase in comparable store sales and $59.8 million of sales from businesses acquired in the last twelve months. The comparable store sales increase reflected a 10% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends and a 3% increase in average price per hat.

Lids Sports Group earnings from operations for the nine months ended October 29, 2011 increased 53.9% to $51.0 million, compared to $33.1 million for the nine months ended October 30, 2010. The increase was due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable store sales, as well as for a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 16% of the Group’s sales in the nine months this year compared to 12% for the same period last year. Wholesale sales normally involve lower expenses compared to retail sales.

Johnston & Murphy Group

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$141,768	$129,001	9.9%
Earnings from operations	$8,029	$3,446	133.0%
Operating margin	5.7%	2.7%

Johnston & Murphy Group net sales increased 9.9% to $141.8 million for the nine months ended October 29, 2011, from $129.0 million for the nine months ended October 30, 2010. The increase reflected an 11% increase in comparable store sales and a 6% increase in Johnston & Murphy wholesale sales, offset by a 2% decrease in average stores operated. Unit sales for the Johnston & Murphy wholesale business increased 4% in the first nine months of Fiscal 2012 and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 72.3% of Johnston & Murphy Group segment sales in the first nine months this year, up from 71.3% in the first nine months last year. The comparable store sales increase in the first nine months ended October 29, 2011 reflects a 5% increase in footwear unit comparable sales and a 1% increase in average price per pair of shoes for Johnston & Murphy retail operations. The comparable store sales increase also reflects increased sales of non-footwear categories.

Johnston & Murphy Group earnings from operations for the nine months ended October 29, 2011 increased 133.0% to $8.0 million, compared to $3.4 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales. Expenses reflected positive leverage in occupancy and depreciation from the increase in comparable store sales.

Licensed Brands

	Nine Months Ended
	October 29, 2011	October 30, 2010	% Change
	(dollars in thousands)
Net sales	$77,727	$78,319	(0.8)%
Earnings from operations	$7,998	$10,112	(20.9)%
Operating margin	10.3%	12.9%

Licensed Brands’ net sales decreased 0.8% to $77.7 million for the nine months ended October 29, 2011, from $78.3 million for the nine months ended October 30, 2010. The sales decrease reflects a decrease in sales of Dockers Footwear due to retailers increasing emphasis on their private label brands offset by a $6.5 million increase in sales from the Chaps line of footwear and Keuka Footwear business, which was acquired in the third quarter of Fiscal 2011. Unit sales for Dockers Footwear decreased 8% for the first nine months this year and the average price per pair of Dockers shoes decreased 2% compared to the same period last year.

Licensed Brands’ earnings from operations for the nine months ended October 29, 2011 decreased 20.9% to $8.0 million compared to $10.1 million for the same period last year due to decreased net sales, decreased gross margin as a percentage of net sales and to increased expenses as a percentage of net sales, reflecting increased advertising expense and freight costs.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the nine months ended October 29, 2011 was $40.1 million compared to $29.3 million for the nine months ended October 30, 2010. Corporate expense in the nine months this year included $1.9 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion costs and other legal matters and $7.4 million in acquisition related expenses. Last year’s expense for the nine months ended October 30, 2010 included $6.6 million in restructuring and other charges, primarily for retail store asset impairments and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first nine months this year compared to the first nine months last year.

Interest expense increased from $0.8 million in the nine months ended October 30, 2010 to $3.5 million for the nine months ended October 29, 2011, due to average revolver borrowings of $47.0 million in the first nine months this year, primarily in connection with the Schuh acquisition, and acquired UK term loans totaling $45.1 million as of October 29, 2011, compared to average revolver borrowings of $2.4 million in the first nine months last year.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	October 29, 2011	January 29, 2011	October 30, 2010
	(dollars in millions)
Cash and cash equivalents	$36.1	$55.9	$24.6
Working capital	$316.3	$278.7	$281.0
Long-term debt	$142.6	$-0-	$30.4

Working Capital

The Company’s business is somewhat seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $12.9 million in the first nine months of Fiscal 2012 compared to $24.2 million in the first nine months of Fiscal 2011. The $11.3 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in other accrued liabilities, inventory and other assets and liabilities of $21.5 million, $13.4 million and $9.3 million, respectively, offset by an increase in cash flow from operating activities due to improved earnings and a change in accounts payable of $15.9 million. The $21.5 million decrease in cash flow from other accrued liabilities was due to increased tax payments and increased payments related to environmental liabilities in the first nine months this year compared to the first nine months last year. The $13.4 million decrease in cash flow from inventory reflects seasonal increases in retail inventory to support holiday sales and increases in Lids Team Sports inventory to support growth and to increase customer fulfillment. The $9.3 million decrease in cash flow from other assets and liabilities reflects a $17.0 million increase in long-term receivables related to the network intrusion announced in December 2010 partially offset by an increase in pension liability for the first nine months this year compared to the first nine months last year. The $15.9 million increase in cash flow from accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors.

The $150.1 million increase in inventories at October 29, 2011 from January 29, 2011 levels reflected seasonal increases in retail inventory to support holiday sales and increases in Lids Team Sports inventory to support growth and to increase customer fulfillment, offset by decreased inventory in the Licensed Brand business.

Accounts receivable at October 29, 2011 increased $13.1 million compared to January 29, 2011 due primarily to increased wholesale sales reflecting growth and seasonal increases in Lids Team Sports and seasonal increases in footwear wholesale businesses.

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

The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the convenants at October 29, 2011.

The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $47.0 million during the nine months ended October 29, 2011 and averaged $2.4 million during the nine months ended October 30, 2010, as cash on hand and cash generated from operations primarily funded seasonal working capital requirements and capital expenditures for the first nine months of each year with revolver borrowings used during the first nine months of Fiscal 2012 for the purchase of Schuh Group Ltd.

There were $10.4 million of letters of credit outstanding, $102.8 million of revolver borrowings outstanding under the Credit Facility and $45.1 million in U.K. term loans outstanding at October 29, 2011. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the First Amendment to the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan

Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio (EBITDA less capital expenditures less cash taxes divided by cash interest expense and scheduled payments of principal indebtedness) of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability including Tranche A-1 was $299.1 million at October 29, 2011. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at October 29, 2011.

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following nine month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following nine month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2012. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $0.2 million.

The Company’s contractual obligations at October 29, 2011 increased from January 29, 2011. Long-Term debt increased $147.9 million due to the Schuh acquisition. Purchase obligations increased $80.0 million due to seasonal increases in purchases of retail inventory. Operating leases increased $112.6 million primarily due to the Schuh stores acquired in the second quarter of Fiscal 2012. Other long-term liabilities increased $22.9 million which includes interest on the U.K. term loans.

Capital Expenditures

Total capital expenditures in Fiscal 2012 are expected to be approximately $55.5 million. These include retail capital expenditures of approximately $47.6 million to open approximately 14 Journeys stores including ten in Canada, five Journeys Kidz stores, six Schuh stores, six Johnston & Murphy shops and factory stores and 40 Lid Sports Group stores including ten stores in Canada and 17 Lids Locker Room and Clubhouse stores, including one Lids Locker Room store in Canada, and to complete approximately 76 major store renovations. The Company will continue to open stores at a slower pace in 2012. The planned amount of capital expenditures in Fiscal 2012 for wholesale operations and other purposes is approximately $7.9 million, including approximately $2.9 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility and UK Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2012. The approximately $8.3 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2012.

Common Stock Repurchases

The Company did not repurchase any shares during the nine months ended October 29, 2011. The Company repurchased 864,000 shares at a cost of $24.8 million during the nine months ended October 30, 2010.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Company’s Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million in the third quarters of Fiscal 2012 and Fiscal 2011, respectively, and $1.8 million and $1.9 million for the first nine months of Fiscal 2012 and Fiscal 2011, respectively. These charges are included in the provision for discontinued operations, net in the Condensed Consolidated Statements of Operations. The Company monitors environmental proceedings and other legal matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company – The Company has $102.8 million of outstanding revolver borrowings under its Credit Facility at a weighted average interest rate of 3.14% as of October 29, 2011. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $102.8 million revolving credit debt for the quarter. The Company has $45.1 million of outstanding U.K. term loans at a weighted average interest rate of 4.08% as of October 29, 2011. A 100 basis point adverse change in interest rates would increase interest expense by $0.1 million on the $45.1 million term loans for the quarter.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at October 29, 2011. As a result, the Company considers the interest rate market risk implicit in these investments at October 29, 2011 to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it is the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases are material. At October 29, 2011, the Company had $1.4 million of forward foreign exchange contracts for Euro outstanding. The Company’s policy is not to speculate in derivative instruments for profit on the exchange rate price fluctuation and it does not hold any derivative instruments for trading purposes. Derivative instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The unrealized gain on contracts outstanding at October 29, 2011 was less than $0.1 million based on current spot rates. As of October 29, 2011, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.1 million.

Accounts Receivable – The Company’s accounts receivable balance at October 29, 2011 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 6% of the Company’s total trade accounts receivable balance and no other customer accounted for more than 5% of the Company’s total trade receivables balance as of October 29, 2011. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary – Based on the Company’s overall market interest rate exposure at October 29, 2011, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2012 would not be material.

New Accounting Principles

Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the nine months ended October 29, 2011 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of October 29, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

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

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 9 to the Condensed Consolidated Financial Statements. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company’s acquiring banks totaling approximately $15.4 million in connection with the unlawful intrusion into a portion of our computer network which we announced in December 2010. If these or similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, the U.S. Virgin Islands, Canada, the United Kingdom and the Republic of Ireland, we are subject to federal, state, provincial, territorial and local regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and inadvertent violations could result in liability for damages or penalties.

We are subject to cybersecurity risks and may incur increasing costs in connection with our efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.

Substantial aspects of our business depend on the secure operation of our computer systems and e-commerce websites. Security breaches could expose us to a risk of loss or misuse of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could result in reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While we devote substantial resources to maintaining adequate levels of cybersecurity, our resources and technical sophistication may not be adequate to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause us to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

If our security measures are circumvented, proprietary information may be misappropriated, our operations may be disrupted, and our computers or those of our customers or other third parties may be damaged. Compromises of our security may result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures.

Many of our retail customers use credit cards to pay for their purchases from our stores and websites. As discussed in Note 9 to the Condensed Consolidated Financial Statements and elsewhere in this report, we announced in December 2010 that we had suffered an unlawful intrusion into a portion of our computer network involved in the processing of payment card transactions for some of our stores, in connection with which we have incurred substantial investigation and response costs and are subject to disputed claims by Visa, Inc. and MasterCard Worldwide, and potentially to claims by other parties. While we believe that our payment card systems are secure and compliant with payment card industry standards, advances in computer capabilities and in the sophistication of cybercriminals may allow the technology we rely upon to protect payment card data to be compromised, exposing us to similar claims in the future. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to accept payment cards, which could cause material damage to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Repurchases (shown in 000’s except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total of Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 2011 7-31-11 to 8-27-11	3,353	$52.76	-0-	$-0-

September 2011 8-28-11 to 9-24-11(1)	-0-	$-0-	-0-	$-0-

October 2011 9-25-11 to 10-29-11	-0-	$-0-	-0-	$-0-

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 4. Removed and Reserved

Item 6. Exhibits

Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer

Date: December 8, 2011