Form 10-K
period 2012-01-28
GENESCO INC
filed 2012-03-28
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from             to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee Corporation	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 367-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which Registered
Common Stock, $1.00 par value Preferred Share Purchase Rights	New York and Chicago New York and Chicago

Securities Registered Pursuant to Section 12(g) of the Act:

Subordinated Serial Preferred Stock, Series 1

Employees’ Subordinated Convertible Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one:)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

The aggregate market value of common stock held by nonaffiliates of the registrant as of July 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,252,000,000. The market value calculation was determined using a per share price of $51.80, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 16, 2012, 24,414,831 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of Genesco’s Annual Report to Shareholders for the fiscal year ended January 28, 2012 are incorporated into Part II by reference.

Portions of the proxy statement for the June 27, 2012 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS

General

Genesco Inc. (the “Company”) is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2012 of $2.29 billion. During Fiscal 2012, the Company operated six reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; (iii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iv) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (c) the Lids Clubhouse business, consisting of single team fan shops, (d) e-commerce business and (e) an athletic team dealer business operating as Lids Team Sports; (v) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (vi) Licensed Brands, comprised primarily of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company.

At January 28, 2012, the Company operated 2,212 retail footwear, headwear and sports apparel and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 83 headwear stores and 14 footwear stores in Canada and 64 footwear stores and 14 footwear concessions in the United Kingdom and the Republic of Ireland. It currently plans to open a total of approximately 100 new retail stores and close 41 retail stores in Fiscal 2013. At January 28, 2012, Journeys Group operated 1,017 stores, including 152 Journeys Kidz and 53 Shi by Journeys; Underground Station Group operated 137 stores; Schuh Group operated 64 stores and 14 concessions; Lids Sports Group operated 1,002 stores and Johnston & Murphy Group operated 153 retail shops and factory stores.

The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores during the five most recent fiscal years:

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Retail Stores
Beginning of year	2,009	2,175	2,234	2,276	2,309
Opened during year	229	102	61	53	70
Acquired during year	-0-	-0-	38	58	85
Closed during year	(63)	(43)	(57)	(78)	(77)

End of year	2,175	2,234	2,276	2,309	2,387

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand and under the licensed Dockers® brand to over 970 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2012”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 28, 2012). All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is http://www.genesco.com. The Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge through the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Corporate Governance Guidelines and Code of Ethics along with position descriptions for the Board of Directors and Board committees are also available free of charge through the website. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically incorporated elsewhere in this report.

Segments

Journeys Group

The Journeys Group segment, including Journeys, Journeys Kidz and Shi by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 41% of the Company’s net sales in Fiscal 2012. Operating income attributable to Journeys Group was $82.8 million in Fiscal 2012, with an operating margin of 8.9%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Group.

At January 28, 2012, Journeys Group operated 1,017 stores, including 152 Journeys Kidz stores and 53 Shi by Journeys stores, averaging approximately 1,875 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Comparable store sales increased 15% from the prior fiscal year. Journeys stores target customers in the 13-22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. In Fiscal 2012, the Journeys Group opened 18 new stores and closed 18 stores. Journeys Group plans to open approximately 37 new Journeys Group stores and close 38 stores in Fiscal 2013.

Underground Station Group

The Underground Station Group segment, including e-commerce operations, accounted for approximately 4% of the Company’s net sales in Fiscal 2012. Operating loss attributable to Underground Station Group was ($0.3) million in Fiscal 2012, with an operating margin of (0.4)%.

At January 28, 2012, Underground Station Group operated 137 stores, averaging approximately 1,825 square feet, throughout the United States, selling footwear and accessories primarily for men and women in the 20-35 age group.

Underground Station stores are located primarily in urban markets. Comparable store sales were up 6% for Underground Station Group for Fiscal 2012. For Fiscal 2012, most of the footwear sold in Underground Station stores was branded merchandise, with the remainder made up of private label brands. The product mix at each Underground Station store is tailored in response to local customer preferences and competitive dynamics. The Company did not open any Underground Station stores in Fiscal 2012 and closed 14 stores. The Company has announced the integration of Underground Station operations into the Journeys Group segment during Fiscal 2013. The former Underground Station stores will be a subset of Journeys Group under the brand “Underground by Journeys.” Product in the new “Underground by Journeys” stores will resemble a traditional Journeys store with appropriate merchandise changes to reflect mall and store demographics, targeting a somewhat older customer base than Journeys stores. The Company plans to continue to close underperforming Underground by Journeys locations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Schuh Group

The Schuh Group segment, including e-commerce operations, accounted for approximately 9% of the Company’s net sales in Fiscal 2012, which only included sales beginning June 20, 2011 when the Company acquired Schuh. Operating income attributable to Schuh Group was $11.7 million in Fiscal 2012, with an operating margin of 5.5%. Operating income for Schuh included $7.2 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8.

At January 28, 2012, Schuh Group operated 64 stores, averaging approximately 4,575 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland. The Schuh Group also operated 14 footwear concessions in Republic apparel stores in the United Kingdom, averaging approximately 1,200 square feet. Schuh Group plans to open approximately eight new Schuh stores in Fiscal 2013. Schuh stores target men and women in the 15-30 age group selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.

Lids Sports Group

The Lids Sports Group segment, as described above, accounted for approximately 33% of the Company’s net sales in Fiscal 2012. Operating income attributable to Lids Sports Group was $82.3 million in Fiscal 2012, with an operating margin of 10.8%.

At January 28, 2012, Lids Sports Group operated 1,002 stores, averaging approximately 1,075 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 17 net new stores in Fiscal 2012, including 10 acquired stores, and plans to open approximately 42 net new stores in Fiscal 2013.

Comparable store sales for Lids Sports Group were up 12% for Fiscal 2012. The core headwear stores and kiosks, located in malls, airports, street-level stores and factory outlet stores throughout the United States, Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties from an assortment of college and professional teams. The single-team Clubhouse stores offer headwear, apparel and accessories for specific college or professional teams.

Johnston & Murphy Group

The Johnston & Murphy Group segment, including retail stores, catalog and e-commerce operations and wholesale distribution, accounted for approximately 9% of the Company’s net sales in Fiscal 2012. Operating income attributable to Johnston & Murphy Group was $13.7 million in Fiscal 2012, with an operating margin of 6.8%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 99% of the group’s retail sales are of Johnston & Murphy branded products.

Johnston & Murphy Retail Operations. At January 28, 2012, Johnston & Murphy operated 153 retail shops and factory stores throughout the United States averaging approximately 1,750 square feet and selling footwear, luggage and accessories primarily for men in the 35-55 age group, targeting business and professional customers. Johnston & Murphy introduced a line of women’s footwear and accessories in select Johnston & Murphy retail shops in the fall of 2008. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through a direct mail catalog and an e-commerce website. Comparable store sales for Johnston & Murphy retail operations increased 10% for Fiscal 2012. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Total footwear accounted for 64% of total Johnston & Murphy retail sales in Fiscal 2012, with the balance consisting of luggage, apparel and accessories. Johnston & Murphy Group added six new shops and factory stores and closed nine shops and factory stores in Fiscal 2012, and plans to open approximately ten net new shops and factory stores in Fiscal 2013.

Johnston & Murphy Wholesale Operations. In addition to Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy men’s footwear and accessories are sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100-$165.

Licensed Brands

The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2012. Operating income attributable to Licensed Brands was $9.5 million in Fiscal 2012, with an operating margin of 9.7%. Licensed Brands sales are primarily footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed to men aged 30-55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90.

For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing

The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Bangladesh, Belgium, Brazil, Canada, China, Denmark, Dominican Republic, France, India, Indonesia, Ireland, Italy, Korea, Mexico, Netherlands, Peru, Portugal, Spain, Sweden, Thailand and Vietnam. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.

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

Trademarks and Licenses

The Company owns its Johnston & Murphy brand and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on December 31, 2012. Net sales of Dockers products were $78 million in Fiscal 2012 and $87 million in Fiscal 2011. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2012.

Wholesale Backlog

Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 25, 2012, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $47.5 million, compared to approximately $49.4 million on February 26, 2011. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.

Employees

Genesco had approximately 21,475 employees at January 28, 2012, approximately 120 of whom were employed in corporate staff departments and the balance in operations. The Company added over 3,000 employees during Fiscal 2012 as a result of the Schuh acquisition. Retail footwear and headwear stores employ a substantial number of part-time employees, and approximately 13,100 of the Company’s employees were part-time.

Properties

At January 28, 2012, the Company operated 2,387 retail footwear, headwear and sports apparel and accessory stores throughout the United States and in Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Store leases in the United Kingdom and the Republic of Ireland typically have terms of between 10 and 35 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Distribution warehouse	320,000
Nashville, TN	Leased	Executive & footwear operations offices	295,000	*
Chapel Hill, TN	Owned	Distribution warehouse	182,000
Fayetteville, TN	Owned	Distribution warehouse	178,500
Indianapolis, IN	Leased	Distribution warehouse	152,158
Indianapolis, IN	Leased	Distribution warehouse and manufacturing	143,752
Deans Industrial Estate, Livingston, Scotland	Owned	Distribution warehouse and administrative offices	106,813
Lake Katrine, NY	Leased	Distribution warehouse and administrative offices	68,300
Nashville, TN	Owned	Distribution warehouse	63,000
Deforest, WI	Leased	Distribution warehouse and administrative offices	52,000
Indianapolis, IN	Leased	Headwear operations offices	43,000
Houston Industrial Estate, Livingston, Scotland	Leased	Distribution warehouse	27,378
Penn Yan, NY	Leased	Distribution warehouse and administrative offices	21,300
Tigard, OR	Leased	Administrative offices	17,844
Rock Island, IL	Leased	Distribution warehouse and administrative offices	17,400
Clifton Park, NY	Leased	Distribution warehouse and administrative offices	14,628
Mississauga, Ontario, Canada	Leased	Distribution warehouse	14,071
Tampa, FL	Leased	Distribution warehouse and administrative offices	7,112

*	The Company occupies approximately 80% of the building and subleases the remainder of the building.

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

Poor economic conditions and other factors can affect consumer spending and may significantly harm our business, affecting our financial condition, liquidity, and results of operations.

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

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, decreasing sales and making expense leverage difficult to achieve, and may force us to take inventory markdowns. Demand can also be influenced by other factors beyond our control. For example, sales in the Lids Sports Group segment have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other interruptions, as well as by the performance and reputation of certain teams.

Moreover, while the Company believes that its operating cash flows and its borrowing capacity under committed lines of credit will be more than adequate for its anticipated cash requirements, if the economy were to experience a renewed downturn, or if one or more of the Company’s revolving credit banks were to fail to honor its commitments under the Company’s credit lines, the Company could be required to modify its operations for decreased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to the Company.

Finally, deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $259.8 million of goodwill on its Consolidated Balance Sheets at January 28, 2012, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

Our business involves a degree of fashion risk.

The majority of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion or in consumer taste. Failure to continue to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, the increase in gasoline and natural gas prices, and the economic consequences of natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition.

The increasing scope of our non-U.S. operations exposes our performance to risks including foreign economic conditions and exchange rate fluctuations.

Our performance depends in part on general economic conditions affecting all countries in which we do business. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. Demand for our product offering in our non-U.S. operations is also subject to local market conditions. Recently, the economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, the effects of which could be felt throughout the European Union, including in the U.K. and the Republic of Ireland, where our recently acquired Schuh operations are based. While Schuh has performed above our expectations since its acquisition, there can be no assurance that its future performance will not be adversely affected by economic conditions in its markets.

As we expand our international operations, we also increase our exposure to exchange rate fluctuations. Sales from stores outside the U.S. are denominated in the currency of the country in which these operations or stores are located and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Additionally, inventory purchase agreements may also be denominated in the currency of the country where the vendor resides.

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

We depend on a variety of information technology systems for the efficient functioning of our business and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and potentially sensitive personal information about customers and employees. Security breaches and incidents, such as the unlawful intrusion into a portion of our networks used to process payment card and check transactions for certain retail stores that we announced in December 2010, could expose us to liability connected to any data loss, to higher operational costs related to security enhancements, and to loss of consumer confidence in our retail concepts and brands. Our insurance policies may not provide coverage for these matters or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We rely on certain hardware and software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave the Company vulnerable to security breaches.

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

Each of our operations use a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to their distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers. We also make changes in our distribution processes from time to time in an effort to improve efficiency, maximize capacity, etc. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

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

Acquisitions have been a component of the Company’s growth strategy in recent years and we expect that we may continue to engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.

We face a number of risks in opening new stores.

As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. However, because of economic conditions and the availability of appropriate locations, we have slowed our pace of new store openings over the past two fiscal years, and intend to continue to be selective with respect to new locations, and to open fewer stores than in past years in Fiscal 2013. We increased our net store base by 42 in Fiscal 2010, 33 in Fiscal 2011 and 78 in Fiscal 2012; and currently plan to increase our net store base by approximately 59 stores in Fiscal 2013. We cannot predict when we will resume a more aggressive store-opening pace or whether, when we do, we will be able to continue our history of operating new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because a significant percentage of our net sales and operating income is generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

•	the timing of new store openings and renewals;

•	the amount of net sales contributed by new and existing stores;

•	the timing of certain holidays and sales events;

•	changes in our merchandise mix;

•	general economic, industry and weather conditions that affect consumer spending; and

•	actions of competitors, including promotional activity.

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.

A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	consumer trends, such as less disposable income due to the impact of economic conditions;

•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	changes in our merchandise mix;

•	our ability to distribute merchandise efficiently to our stores;

•	timing and type of sales events, promotional activities or other advertising;

•	other external events beyond our control;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.

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

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 13 to the Consolidated Financial Statements. We are also subject to possible claims, as also described in Note 13 to the Consolidated Financial Statements, arising out of the unlawful intrusion into a portion of our computer network which we announced in December 2010. If these or similar matters are resolved against us, our results of operations or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, Canada, the United Kingdom and the Republic of Ireland, we are subject to federal, state, provincial, territorial, local and foreign regulations which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and inadvertent violations could result in liability for damages or penalties.

If we lose key members of management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of members of our management team. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected future loss of services of one or more key members of our management team could have an adverse effect on our business. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management. If we are unable to do so, our ability to meet our operating goals may be compromised. Finally, our stores are decentralized, are managed through a network of geographically dispersed management personnel and historically experience a high degree of turnover. If we are for any reason unable to maintain appropriate controls on store operations due to turnover or other reasons, including the ability to control losses resulting from inventory and cash shrinkage, our sales and operating margins may be adversely affected. There can be no assurance that we will be able to attract and retain the personnel we need in the future.

ITEM 1B, UNRESOLVED STAFF COMMENTS

None.

ITEM 2, PROPERTIES

See Item 1, Business — Properties.

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated cost of approximately $10.7 million.

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

In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan’s implementation is substantially complete and the Company expects, based on its present understanding of the condition of the site, that its future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on its financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, the Company had accrued $13.0 million as of January 28, 2012, $15.5 million as of January 29, 2011 and $15.9 million as of January 30, 2010. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $1.8 million reflected in Fiscal 2012, $2.9 million in Fiscal 2011 and $0.8 million in Fiscal 2010. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.

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

On June 22, 2011, the Company removed to the U.S. District Court for the Eastern District of California Overton v. Hat World, Inc., a putative class action against its subsidiary, Hat World, Inc., alleging various violations of the California Labor Code, including failure to comply with certain itemized wage statement requirements, failure to reimburse expenses, forced patronization, and failure to provide adequate seats to employees. The Company and plaintiff’s counsel have reached an agreement in principle to settle the action, subject to definitive documentation and court approval. The Company expects that the proposed settlement will not have a material effect on its financial condition or results of operations.

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

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgement interest and injunctive relief. The Company intends to defend the matter.

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

ITEM 4, MINE SAFETY DISCLOSURES

Not applicable.

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

Robert J. Dennis, 58, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

James S. Gulmi, 66, Senior Vice President – Finance and Chief Financial Officer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president—finance in January 1996.

Jonathan D. Caplan, 58, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

James C. Estepa, 60, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing Underground Station.

Kenneth J. Kocher, 46, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.

Roger G. Sisson, 48, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.

Mimi Eckel Vaughn, 45, Senior Vice President of Strategy and Shared Services. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006 and senior vice president of strategy and shared services in April 2009. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Paul D. Williams, 57, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 47, Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the New York Stock Exchange (Symbol: GCO) and the Chicago Stock Exchange. The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.

Fiscal Year ended January 29

	High	Low
2011 1st Quarter	$35.00	$21.00
2nd Quarter	34.07	24.72
3rd Quarter	34.10	24.49
4th Quarter	41.20	31.90

Fiscal Year ended January 28

	High	Low
2012 1st Quarter	$44.75	$35.76
2nd Quarter	56.84	39.12
3rd Quarter	62.51	39.41
4th Quarter	64.93	54.32

There were approximately 3,000 common shareholders of record on March 16, 2012.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fourth quarter ended January 28, 2012.

Stock Performance Graph

Refer to the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference solely as it relates to this item.

ITEM 6, SELECTED FINANCIAL DATA

Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2012	2011	2010	2009	2008
Results of Operations Data
Net sales	$2,291,987	$1,789,839	$1,574,352	$1,551,562	$1,502,119
Depreciation and amortization	53,737	47,738	47,462	46,833	45,114
Earnings from operations	143,870	86,083	60,422	259,626	41,821
Earnings from continuing operations before income taxes	138,778	84,961	50,488	250,714	29,920
Earnings from continuing operations	82,984	54,547	29,086	156,219	6,774
Provision for discontinued operations, net	(1,025)	(1,336)	(273)	(5,463)	(1,603)

Net earnings	$81,959	$53,211	$28,813	$150,756	$5,171

Per Common Share Data
Earnings from continuing operations
Basic	$3.56	$2.34	$1.35	$8.11	$.29
Diluted	3.48	2.29	1.31	6.72	.29
Discontinued operations
Basic	(.04)	(.06)	(.02)	(.28)	(.07)
Diluted	(.05)	(.05)	(.01)	(.23)	(.07)
Net earnings
Basic	3.52	2.28	1.33	7.83	.22
Diluted	3.43	2.24	1.30	6.49	.22

Balance Sheet Data
Total assets	$1,237,265	$961,082	$863,652	$816,063	$801,685
Long-term debt	40,704	-0-	-0-	113,735	147,271
Non-redeemable preferred stock	4,957	5,183	5,220	5,203	5,338
Common equity	710,404	619,135	577,093	444,552	420,778
Capital expenditures	49,456	29,299	33,825	49,420	80,662

Financial Statistics
Earnings from operations as a percent of net sales	6.3%	4.8%	3.8%	16.7%	2.8%
Book value per share (common equity divided by common shares outstanding)	$29.27	$26.15	$23.97	$23.10	$18.46
Working capital (in thousands)	$290,850	$278,692	$280,415	$259,137	$238,093
Current ratio	2.0	2.2	2.7	2.9	2.6
Percent long-term debt to total capitalization	5.4%	0.0%	0.0%	20.2%	25.7%

Other Data (End of Year)
Number of retail outlets*	2,387	2,309	2,276	2,234	2,175
Number of employees	21,475	15,200	13,925	13,775	13,950

*	Includes 75 Schuh stores and concessions in Fiscal 2012 acquired June 23, 2011, 48 Sports Avenue stores in Fiscal 2011 acquired October 8, 2010, and 37 Sports Fan Attic stores in Fiscal 2010 acquired November 3, 2009. See Note 2 to the Consolidated Financial Statements.

Reflected in earnings from continuing operations for Fiscal 2012 was $7.4 million in acquisition related expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Reflected in earnings from continuing operations for Fiscal 2009 was a $204.1 million gain on the settlement of merger-related litigation.

Reflected in earnings from continuing operations for Fiscal 2009 and 2008 were $8.0 million and $27.6 million, respectively, in merger-related costs and litigation expenses. These expenses were deductible for tax purposes in Fiscal 2009.

Reflected in earnings from continuing operations for Fiscal 2012, 2011, 2010, 2009 and 2008 were restructuring and other charges of $2.7 million, $8.6 million, $13.4 million, $7.5 million and $9.7 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.

Long-term debt includes current obligations. In January 2011, the Company entered into the second amended and restated credit agreement in the aggregate principal amount of $300.0 million. In June 2011, the Company entered into a first amendment to the second amended and restated credit agreement to raise the aggregate principal amount to $375.0 million. During Fiscal 2010, the Company entered into separate exchange agreements whereby it acquired and retired all $86.2 million in aggregate principal amount of its Debentures due June 15, 2023 in exchange for the issuance of 4,552,824 shares of its common stock. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million reflected in earnings from continuing operations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.

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

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the amount of required accruals related to the earn-out bonus potentially payable to Schuh management in four years based on the achievement of certain performance objectives, the costs of responding to and liability in connection with the network intrusion announced in December 2010, the timing and amount of non-cash asset impairments, weakness in the consumer economy, competition in the Company’s markets, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation, investigations and environmental matters involving the Company. For a discussion of additional risk factors, see Item 1A, Risk Factors.

Overview

Description of Business

The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Johnston & Murphy®, and Underground Station® in the U.S., Puerto Rico and Canada and through the newly acquired Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers® brand and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 970 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at January 28, 2012, the Company operated 2,387 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During Fiscal 2012, the Company operated six reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; (iii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iv) Lids Sports Group, comprised as described in the preceding paragraph; (v) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (vi) Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Underground Station retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group in the urban market. The Underground Station Group stores average approximately 1,825 square feet. Underground Station also sells footwear and accessories through an e-commerce operation. The Company has announced the integration of the Underground Station operations into the Journeys Group segment during Fiscal 2013. The former Underground Station stores will be a subset of Journeys Group under the brand “Underground by Journeys.” Product in the new “Underground by Journeys” stores will resemble a traditional Journeys store with appropriate merchandise changes to reflect mall and store demographics, targeting a somewhat older customer base than Journeys stores. The Company plans to continue to close underperforming Underground by Journeys locations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,575 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. The Schuh Group also operates 14 footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,200 square feet, and sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 825 square feet and are primarily in malls, airports, street level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,850 square feet in malls and other locations primarily in the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail shops. Johnston & Murphy shops average approximately 1,475 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. In addition, Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and in certain other Latin American countries. The Dockers license agreement was renewed May 15, 2009. The Dockers license agreement, as amended, expires on December 31, 2012.

Strategy

The Company’s long-term strategy has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. Beginning in Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. To address potential saturation of the U.S. market, certain of the Company’s retail businesses, other than the Lids Sports Group, have opened retail stores in Canada, beginning in Fiscal 2011.

To further supplement its organic growth potential, the Company has made acquisitions and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition.

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the current relatively high level of unemployment and any future economic contraction, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations

The Company’s net sales increased 28.1% during Fiscal 2012 compared to Fiscal 2011. The increase reflected (i) the acquisition of the Schuh Group in the second quarter this year, which contributed $212.3 million in sales during Fiscal 2012, (ii) a 26% increase in Lids Sports Group sales, (iii) a 15% increase in Journeys Group sales, (iv) a 9% increase in Johnston & Murphy Group sales, partially offset by a 4% decrease in Licensed Brands sales and a 2% decrease in Underground Station Group sales. Gross margin as a percentage of sales was flat during Fiscal 2012. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2012, reflecting expense decreases as a percentage of net sales in all of the Company’s business segments operated throughout Fiscal 2011 and Fiscal 2012, except Licensed Brands. Earnings from operations increased as a percentage of net sales during Fiscal 2012, reflecting improved earnings from operations in all the Company’s business segments operated throughout Fiscal 2011 and Fiscal 2012, except Licensed Brands.

Significant Developments

Schuh Acquisition

On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the fiscal year ended January 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $7.2 million. This expense is included in operating income for the Schuh Group segment.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 64 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of January 28, 2012. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating income of $11.7 million, have been included in the Company’s Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statements of Operations.

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

Other Acquisitions

In Fiscal 2011, the Company completed other acquisitions for a total purchase price of $75.5 million, which included $4.9 million in payments during Fiscal 2011 for amounts withheld in acquisitions from previous years for certain closing contingencies. The acquisitions consisted primarily of the assets of Brand Innovators Inc., a West Coast team dealer business and the assets of Anaconda Sports, Inc., a New York team dealer business, both as part of the Lids Sports Group, the stock of Keuka Footwear, Inc., an occupational footwear company for service based industries, to be operated within the Licensed Brands segment and the assets of Sports Avenue, a 48 store retail chain with 12 e-commerce sites, selling officially licensed NFL, NCAA, MLB, NBA, NHL and NASCAR headwear, apparel and accessories, to be operated within the Lids Sports Group.

Restructuring and Other Charges

The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012. The charge reflected in restructuring and other, net, included $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion.

The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011. The charge reflected in restructuring and other, net, included $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $13.5 million in Fiscal 2010. The charge reflected in restructuring and other, net, included $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in the charge was $0.1 million in excess markdowns related to the lease terminations, which is reflected in cost of sales on the Consolidated Statements of Operations.

Postretirement Benefit Liability Adjustments

The return on pension plan assets was $6.1 million for Fiscal 2012, compared to an expected return of $7.8 million. The discount rate used to measure benefit obligations decreased from 5.25% to 4.35% in Fiscal 2012. As a result of the decrease in discount rate and the short fall from expected return on plan assets, the pension liability reflected in the Consolidated Balance Sheets increased to $22.2 million compared to $11.9 million in Fiscal 2011. There was an increase in the pension liability adjustment of $4.7 million (net of tax) in accumulated other comprehensive loss in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations

In Fiscal 2012, the Company recorded an additional charge to earnings of $1.7 million ($1.0 million net of tax) reflected in discontinued operations, including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.

In Fiscal 2011, the Company recorded an additional charge to earnings of $2.2 million ($1.3 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.

In Fiscal 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.3 million gain for excess provisions to prior discontinued operations. For additional information, see Note 13 to the Consolidated Financial Statements.

Conversion of 4 1/8% Debentures

On April 29, 2009, the Company entered into separate exchange agreements whereby it acquired and retired $56.4 million in aggregate principal amount ($51.3 million fair value) of its 4 1/8% Convertible Subordinated Debentures, (the “Debentures”) due June 15, 2023 in exchange for the issuance of 3,066,713 shares of its common stock, which include 2,811,575 shares that were reserved for conversion of the Debentures and 255,138 additional inducement shares, and a cash payment of approximately $0.9 million. The inducement was not deductible for tax purposes. During the fourth quarter of Fiscal 2010, holders of an aggregate of $21.04 million principal amount of its 4 1/8% Convertible Subordinated Debentures were converted to 1,048,764 shares of common stock pursuant to separate conversion agreements which provided for payment of an aggregate of $0.3 million to induce conversion. On November 4, 2009, the Company issued a notice of redemption to the remaining holders of the $8.775 million outstanding 4 1/8% Convertible Subordinated Debentures. As permitted by the Indenture, holders of all except $1,000 in principal amount of the remaining Debentures converted their Debentures to 437,347 shares of common stock prior to the redemption date of December 3, 2009. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million in Fiscal 2010, reflected on the Consolidated Statements of Operations. After the exchanges and conversions, there was zero aggregate principal amount of Debentures outstanding. See Note 6 to the Consolidated Financial Statements for additional information.

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

The Lids Sports Group retail segment and its Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

In its retail operations, other than the Schuh Group and Lids Sports Group retail segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10 percent from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.0 million at January 28, 2012.

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

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $1.8 million reflected in Fiscal 2012, $2.9 million reflected in Fiscal 2011 and $0.8 million reflected in Fiscal 2010. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Income Taxes

As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 28, 2012, the Company had a deferred tax valuation allowance of $3.8 million. The Company recorded an effective income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. This year’s rate is higher due to transaction costs and deferred purchase price related to the Schuh acquisition which are considered permanent differences. The rate for Fiscal 2011 was unusually low reflecting the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011.

Income tax reserves are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. The Company believes it is reasonably possible that there will be an $8.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions and potential settlements. See Note 9 to the Company’s Consolidated Financial Statements for additional information regarding income taxes.

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

Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 8.25%. The Company has lowered its long-term rate of return assumption to 7.75% for Fiscal 2013. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2012, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $1.0 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $1.0 million.

Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 4.35%, 5.25% and 5.625% for Fiscal 2012, 2011 and 2010, respectively. The discount rate at January 28, 2012 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2012, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.5 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.3 million and the accumulated benefit obligation would have decreased by $5.3 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $5.8 million and the accumulated benefit obligation would have increased by $5.8 million.

Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2012, the Company had unrecognized actuarial losses of $48.9 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.

The Company recognized expense for its defined benefit pension plans of $2.8 million, $2.3 million and $0.2 million in Fiscal 2012, 2011 and 2010, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to increase in Fiscal 2013 by approximately $1.9 million due to a larger actuarial loss to be amortized and the change in the long-term rate of return assumption to 7.75% from 8.25%.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For Fiscal 2012, 2011 and 2010, share-based compensation expense was less than $1,000, $0.2 million and $0.5 million, respectively. The Company did not issue any new share-based compensation awards in Fiscal 2012, 2011 or 2010. For Fiscal 2012, 2011 and 2010, restricted stock expense was $7.7 million, $7.8 million and $6.5 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The Company’s net sales for Fiscal 2012 increased 28.1% to $2.29 billion from $1.79 billion in Fiscal 2011. The increase in net sales was a result of an increase in comparable store sales in the Lids Sports Group, Journeys Group and Johnston & Murphy Group, combined with $274.2 million of sales from businesses acquired over the past twelve months, offset slightly by lower sales in Licensed Brands and Underground Station Group. Gross margin increased 28.0% to $1.15 billion in Fiscal 2012 from $901.8 million in Fiscal 2011 and was flat as a percentage of net sales at 50.4%. Selling and administrative expenses in Fiscal 2012 increased 24.8% from Fiscal 2011 but decreased as a percentage of net sales from 45.1% to 44.0%, primarily reflecting expense leverage in the Lids Sports Group, Journeys Group, Johnston & Murphy Group and Underground

Station Group due to positive comparable store sales and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2012 were $138.8 million, compared to $85.0 million for Fiscal 2011. Pretax earnings for Fiscal 2012 included restructuring and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion announced in December 2010. Pretax earnings for Fiscal 2011 included restructuring and other charges of $8.6 million, including $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion and $0.1 million for other legal matters.

Net earnings for Fiscal 2012 were $82.0 million ($3.43 diluted earnings per share) compared to $53.2 million ($2.24 diluted earnings per share) for Fiscal 2011. Net earnings for Fiscal 2012 includes $1.0 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2011 includes $1.3 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.5 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. This year’s higher effective tax rate of 40.2% reflects transaction costs and deferred purchase price related to the Schuh acquisition, which are considered permanent differences. Last year’s lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011. See Note 9 to the Consolidated Financial Statements for additional information.

Journeys Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$927,743	$804,149	15.4%
Earnings from operations	$82,785	$52,639	57.3%
Operating margin	8.9%	6.5%

Net sales from Journeys Group increased 15.4% to $927.7 million for Fiscal 2012 from $804.1 million for Fiscal 2011. The increase reflects primarily a 15% increase in comparable store sales. The comparable store sales increase reflected a 12% increase in footwear unit comparable sales and a 2% increase in the average price per pair of shoes. Total unit sales increased 13% during the same period. The store count for Journeys Group was 1,017 stores at the end of Fiscal 2012, including 152 Journeys Kidz stores, 53 Shi by Journeys stores and 13 Journeys stores in Canada, compared to 1,017 stores at the end of Fiscal 2011, including 149 Journeys Kidz stores, 55 Shi by Journeys stores and three Journeys stores in Canada.

Journeys Group earnings from operations for Fiscal 2012 increased 57.3% to $82.8 million, compared to $52.6 million for Fiscal 2011. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, selling salaries and depreciation.

Underground Station Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$92,373	$94,351	(2.1)%
Loss from operations	$(333)	$(2,997)	88.9%
Operating margin	(0.4)%	(3.2)%

Net sales from the Underground Station Group decreased 2.1% to $92.4 million for Fiscal 2012 from $94.4 million for Fiscal 2011. The decrease reflects a 12% decrease in average Underground Station Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) partially offset by a 6% increase in comparable store sales. Comparable footwear unit sales increased 4% while the average price per pair of shoes decreased 1%, reflecting changes in product mix. Total unit sales for the Group decreased 4% for Fiscal 2012. Underground Station Group operated 137 stores at the end of Fiscal 2012. The Company had operated 151 Underground Station Group stores at the end of Fiscal 2011. The Company has announced the integration of Underground Station operations into the Journeys Group segment during Fiscal 2013. The former Underground Station stores will be a subset of Journeys Group under the brand “Underground by Journeys.” Product in the new “Underground by Journeys” stores will resemble a traditional Journeys store with appropriate merchandise changes to reflect mall and store demographics, targeting a somewhat older customer base than Journeys stores. The Company plans to continue to close underperforming Underground by Journeys locations.

The Underground Station Group loss from operations for Fiscal 2012 improved to $(0.3) million compared to $(3.0) million for the same period last year. The improvement was primarily due to decreased expenses as a percentage of net sales, reflecting decreased occupancy costs, depreciation and compensation expenses resulting from strong comparable store sales and closing unprofitable stores.

Schuh Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$212,262	$—	NM
Earnings from operations	$11,711	$—	NM
Operating margin	5.5%	—

Net sales from the Schuh Group were $212.3 million for the initial reporting period ended January 28, 2012, beginning on June 20, 2011. Schuh Group operated 64 stores and 14 concessions at the end of Fiscal 2012.

Schuh Group earnings from operations were $11.7 million for Fiscal 2012. Earnings included $7.2 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition, as discussed above. Such expense reduced operating margin for the segment by approximately 340 basis points. See Note 2 to the Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$759,324	$603,345	25.9%
Earnings from operations	$82,349	$56,026	47.0%
Operating margin	10.8%	9.3%

Net sales from the Lids Sports Group increased 25.9% to $759.3 million for Fiscal 2012 from $603.3 million for Fiscal 2011. The increase primarily reflects a 12% increase in comparable store sales and $59.8 million of sales from businesses acquired over the past twelve months. The comparable store sales increase reflected a 10% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends and a 2% increase in average price per hat. Lids Sports Group operated 1,002 stores at the end of Fiscal 2012, including 82 stores in Canada and 120 Lids Locker Room stores and Clubhouse stores, compared to 985 stores at the end of Fiscal 2011, including 73 stores in Canada and 99 Lids Locker Room stores.

Lids Sports Group earnings from operations for Fiscal 2012 increased 47.0% to $82.3 million compared to $56.0 million for Fiscal 2011. The increase in operating income was primarily due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable store sales as well as for a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 15% of the Lids Sports Group’s sales in Fiscal 2012 compared to 12% in Fiscal 2011. Wholesale sales normally involve lower expenses compared to retail stores.

Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$201,725	$185,011	9.0%
Earnings from operations	$13,682	$7,595	80.1%
Operating margin	6.8%	4.1%

Johnston & Murphy Group net sales increased 9.0% to $201.7 million for Fiscal 2012 from $185.0 million for Fiscal 2011. The increase reflected primarily a 10% increase in comparable store sales and a 5% increase in Johnston & Murphy wholesale sales, partially offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 4% in Fiscal 2012 and the average price per pair of shoes increased 1% for the same period. The comparable store sales increase in Fiscal 2012 reflects a 3% increase in footwear unit comparable sales and a 3% increase in average price per pair of shoes, primarily due to changes in product mix. The comparable store sales increase also reflects increased sales of non-footwear categories. Retail operations accounted for 74.3% of Johnston & Murphy Group sales in Fiscal 2012, up from 73.3% in Fiscal 2011. The store count for Johnston & Murphy retail operations at the end of Fiscal 2012 included 153 Johnston & Murphy shops and factory stores compared to 156 Johnston & Murphy shops and factory stores at the end of Fiscal 2011.

Johnston & Murphy earnings from operations for Fiscal 2011 increased 80.1% to $13.7 million from $7.6 million for Fiscal 2011, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales. Expenses reflected positive leverage in occupancy and depreciation from the increase in comparable store sales.

Licensed Brands

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$97,444	$101,644	(4.1)%
Earnings from operations	$9,456	$12,359	(23.5)%
Operating margin	9.7%	12.2%

Licensed Brands’ net sales decreased 4.1% to $97.4 million for Fiscal 2012 from $101.6 million for Fiscal 2011. The sales decrease reflects a decrease in sales of Dockers Footwear which management attributes in part to retailers’ increasing emphasis on their private label brands, offset by a $4.9 million increase in sales from the Chaps line of footwear and Keuka Footwear business, which was acquired in the third quarter of Fiscal 2011. Unit sales for Dockers Footwear decreased 9% for Fiscal 2012 and the average price per pair of shoes decreased 1% for the same period.

Licensed Brands’ earnings from operations for Fiscal 2012 decreased 23.5%, from $12.4 million for Fiscal 2011 to $9.5 million, primarily due to decreased net sales, decreased gross margins as a percentage of net sales and to increased expenses as a percentage of net sales, reflecting increased selling and advertising expenses and freight costs.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2012 was $55.8 million compared to $39.5 million for Fiscal 2011. Corporate expense in Fiscal 2012 included $2.7 million in restructuring and other charges, primarily for retail store asset impairments, other legal matters, network intrusion expenses and $7.4 million in acquisition related expenses. Corporate expense in Fiscal 2011 included $8.6 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to higher bonus accruals reflecting improved financial performance of the Company.

Interest expense increased 356.4% from $1.1 million in Fiscal 2011 to $5.2 million in Fiscal 2012, due to average revolver borrowings of $49.5 million in Fiscal 2012, primarily in connection with the Schuh acquisition, and acquired UK term loans totaling $35.7 million as of January 28, 2012, compared to average revolver borrowings of $7.0 million in Fiscal 2011.

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

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

Net earnings for Fiscal 2011 were $53.2 million ($2.24 diluted earnings per share) compared to $28.8 million ($1.30 diluted earnings per share) for Fiscal 2010. Net earnings for Fiscal 2011 includes $1.3 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.5 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2010 includes $0.3 million ($0.01 diluted loss per share) charge to earnings (net of tax), including $0.5 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company offset by a $0.2 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 35.8% for Fiscal 2011 compared to 42.4% for Fiscal 2010. The lower effective tax rate for Fiscal 2011 of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011, as well as the non-deductibility in Fiscal 2010 of certain items incurred in connection with the inducement of conversion of the Debentures for common stock. The higher effective tax rate in Fiscal 2010 of 42.4% reflects the non-deductibility of certain items incurred in connection with the inducement of the conversion of the Debentures for common stock in Fiscal 2010. See Note 9 to the Consolidated Financial Statements for additional information.

Journeys Group

	Fiscal Year Ended		% Change
	2011	2010
	(dollars in thousands)
Net sales	$804,149	$749,202	7.3%
Earnings from operations	$52,639	$42,090	25.1%
Operating margin	6.5%	5.6%

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

Journeys Group earnings from operations for Fiscal 2011 increased 25.1% to $52.6 million, compared to $42.1 million for Fiscal 2010. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting store-related occupancy cost leverage from positive comparable store sales and lower depreciation expense.

Underground Station Group

	Fiscal Year Ended		% Change
	2011	2010
	(dollars in thousands)
Net sales	$94,351	$99,458	(5.1)%
Loss from operations	$(2,997)	$(4,809)	37.7%
Operating margin	(3.2)%	(4.8)%

Net sales from the Underground Station Group decreased 5.1% to $94.4 million for Fiscal 2011 from $99.5 million for Fiscal 2010. The decrease reflects a 1% decrease in comparable store sales and a 9% decrease in average Underground Station Group stores operated. Comparable footwear unit sales increased 4% while the average price per pair of shoes decreased 4%, reflecting changes in product mix. Total unit sales for the

Group were flat for Fiscal 2011. Underground Station Group operated 151 stores at the end of Fiscal 2011. The Company had operated 170 Underground Station Group stores at the end of Fiscal 2010. The Company plans to close certain underperforming Underground Station stores as the opportunity presents itself, and attempt to secure rent relief on other locations while it assesses the future prospects for the chain.

The Underground Station Group loss from operations for Fiscal 2011 improved to $(3.0) million compared to $(4.8) million for the same period last year. The improvement was due to increased gross margin as a percentage of net sales, reflecting decreased markdowns, decreased expenses as a percentage of net sales due to decreased occupancy costs and depreciation and to earnings improvement resulting from closing underperforming stores.

Lids Sports Group

	Fiscal Year Ended		% Change
	2011	2010
	(dollars in thousands)
Net sales	$603,345	$465,776	29.5%
Earnings from operations	$56,026	$42,708	31.2%
Operating margin	9.3%	9.2%

Net sales from the Lids Sports Group increased 29.5% to $603.3 million for Fiscal 2011 from $465.8 million for Fiscal 2010. The increase reflects primarily a 9% increase in comparable store sales, a $46.7 million increase in sales from the Lids Team Sports business, primarily due to acquisitions, and a $36.0 million increase in sales from Lids Locker Room, including the Sports Avenue stores acquired during the third quarter of the year. The comparable store sales increase reflected a 7% increase in comparable store headwear units sold, primarily reflecting demand which management believes is driven by style trends and a 2% increase in average price per hat. Lids Sports Group operated 985 stores at the end of Fiscal 2011, including 73 stores in Canada and 99 Lids Locker Room stores, compared to 921 stores at the end of Fiscal 2010, including 60 stores in Canada and 37 Lids Locker Room stores.

Lids Sports Group earnings from operations for Fiscal 2011 increased 31.2% to $56.0 million compared to $42.7 million for Fiscal 2010. The increase in operating income was primarily due to increased net sales and decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales.

Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2011	2010
	(dollars in thousands)
Net sales	$185,011	$166,079	11.4%
Earnings from operations	$7,595	$4,725	60.7%
Operating margin	4.1%	2.8%

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

Johnston & Murphy earnings from operations for Fiscal 2011 increased 60.7% to $7.6 million from $4.7 million for Fiscal 2010, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting positive leverage from the increase in comparable store sales and increased wholesale sales.

Licensed Brands

	Fiscal Year Ended		% Change
	2011	2010
	(dollars in thousands)
Net sales	$101,644	$93,194	9.1%
Earnings from operations	$12,359	$11,974	3.2%
Operating margin	12.2%	12.8%

Licensed Brands’ net sales increased 9.1% to $101.6 million for Fiscal 2011 from $93.2 million for Fiscal 2010. The sales increase reflects $9.1 million of increased sales from the Chaps line of footwear that the Company is sourcing with limited distribution and a small acquisition made in the third quarter of Fiscal 2011, while sales of Dockers Footwear were flat. Unit sales for Dockers Footwear increased 1% for Fiscal 2011 while the average price per pair of shoes decreased 1% for the same period.

Licensed Brands’ earnings from operations for Fiscal 2011 increased 3.2%, from $12.0 million for Fiscal 2010 to $12.4 million, primarily due to increased net sales.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2011 was $39.5 million compared to $41.8 million for Fiscal 2010. Corporate expense in Fiscal 2011 included $8.6 million in restructuring and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Corporate expense in Fiscal 2010 included $13.5 million in restructuring and other charges, primarily for retail store asset impairments and lease terminations offset by other legal matters. Corporate expense for Fiscal 2010 also included $5.5 million for the loss on early retirement of debt. Corporate and other costs of sales for Fiscal 2010 included $0.1 million in excess markdowns related to lease terminations. Corporate expenses, excluding restructuring and other charges and the loss on early retirement of debt in Fiscal 2010, increased $8.1 million primarily due to higher bonus accruals reflecting improved financial performance of the Company.

Interest expense decreased 74.5% from $4.4 million in Fiscal 2010 to $1.1 million in Fiscal 2011, due to the conversion of all the Company’s 4 1/8% Debentures during Fiscal 2010.

Liquidity and Capital Resources

The following table sets forth certain financial data at the dates indicated.

	Jan. 28,	Jan. 29,	Jan. 30,
	2012	2011	2010
	(dollars in millions)
Cash and cash equivalents	$53.8	$55.9	$82.1
Working capital	$290.9	$278.7	$280.4
Long-term debt (includes current maturities)	$40.7	$-0-	$-0-

Working Capital

The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $145.0 million in Fiscal 2012 compared to $102.6 million in Fiscal 2011. The $42.4 million increase in cash flow from operating activities from last year reflects improved earnings and a change in other assets and liabilities and accounts receivable of $27.1 million and $15.1 million, respectively, offset by a decrease in cash flow from changes in other accrued liabilities and accounts payable of $32.6 million and $14.8 million, respectively. The $27.1 million increase in cash flow from other assets and liabilities reflects an increase in the bonus bank liability, resulting from increased bonuses in Fiscal 2012, and deferred compensation due to the deferred purchase price and bonus earn-out accruals related to Schuh, partially offset by an increase in long-term receivables related to the network intrusion. The $15.1 million increase in cash flow from accounts receivable reflects primarily decreased wholesale sales in Licensed Brands for Fiscal 2012 and the increase in wholesale sales, including the additional sales in Lids Team Sports, in Fiscal 2011 when compared to Fiscal 2010, which together, contribute to the increase in cash flow for Fiscal 2012. The $32.6 million decrease in cash flow from other accrued liabilities was due to a reduction in the growth of current bonus accruals and increased payments related to environmental liabilities. The $14.8 million decrease in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.

The $42.3 million increase in inventories at January 28, 2012 from January 29, 2011 levels reflects primarily an increase in Lids retail inventory to support growth and increases in Lids Team Sports inventory to support growth and to improve customer fulfillment.

Accounts receivable at January 28, 2012 decreased $3.0 million compared to January 29, 2011, due primarily to decreased wholesale sales in Licensed Brands.

Cash provided by operating activities was $102.6 million in Fiscal 2011 compared to $142.1 million in Fiscal 2010. The $39.5 million decrease from operating activities from Fiscal 2010 reflects a decrease in cash flow from changes in inventory and accounts receivable of $68.4 million and $9.8 million, respectively, offset by increases from improved earnings and changes in other accrued liabilities of $39.9 million. The $68.4 million decrease in cash flow from inventory reflected the decision in Fiscal 2011 to accelerate receipts in anticipation of potential supply chain disruptions associated with the Chinese New Year, increased purchases to support sales and efforts in Fiscal 2010 to reduce inventory in order to align inventory growth with sales growth, especially in the Johnston & Murphy Group. The $9.8 million decrease in cash flow from accounts receivable reflects increased wholesale sales including the additional sales in Lids Team Sports related to recent acquisitions. The $39.9 million increase in cash flow from other accrued liabilities reflected increased bonus accruals and increased income tax accruals in Fiscal 2011 compared to Fiscal 2010, resulting from improved earnings.

The $44.3 million increase in inventories at January 29, 2011 from January 30, 2010 levels reflects the decision in Fiscal 2011 to accelerate receipts in anticipation of potential supply chain disruptions associated with the Chinese New Year and increased purchases to support sales.

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

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, and has a five-year term, expiring in January 2016. The Amendment raised the aggregate principal amount on the Credit Facility to $375.0 million from $300.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company’s option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves. For additional information on the Company’s Credit Facility, see Note 6 to the Consolidated Financial Statements included in Item 8.

In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facility”) which provides for terms loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has excess cash flow. The Company paid £4.5 million on the B term loan in the fourth quarter of Fiscal 2012. The working capital facility bears interest at the Base Rate (as defined) plus 2.25% per annum.

The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at January 28, 2012.

The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $49.5 million during Fiscal 2012 and $7.0 million during Fiscal 2011, as cash on hand and cash generated from operations primarily funded seasonal working capital requirements and capital expenditures for Fiscal 2012 with revolver borrowings used during the second quarter of Fiscal 2012 for the purchase of Schuh Group Ltd.

There were $10.1 million of letters of credit outstanding, $5.0 million of revolver borrowings outstanding under the Credit Facility and $35.7 million in U.K. term loans outstanding at January 28, 2012. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the First Amendment to the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $272.4 million at January 28, 2012. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at January 28, 2012.

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2013. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $0.2 million.

Contractual Obligations

The following tables set forth aggregate contractual obligations and commitments as of January 28, 2012.

(in thousands)	Payments Due by Period
					More
Contractual Obligations		Less than 1	1 - 3	3 - 5	than 5
	Total	year	years	years	years
Capital Lease Obligations	$15	$1	$3	$3	$8
Long-Term Debt Obligations	40,704	8,773	10,986	20,945	-0-
Operating Lease Obligations	1,133,972	202,882	361,785	274,424	294,881
Purchase Obligations(1)	494,690	494,690	-0-	-0-	-0-
Long-Term Obligations – Schuh(2)	36,658	1,373	28,044	7,241	-0-
Other Long-Term Liabilities	1,356	176	351	351	478

Total Contractual Obligations(3)	$1,707,395	$707,895	$401,169	$302,964	$295,367

(in thousands)	Amount of Commitment Expiration Per Period
					More
	Total Amounts	Less than 1	1 - 3	3 - 5	than 5
Commercial Commitments	Committed	year	years	years	years
Letters of Credit	$10,138	$10,138	$-0-	$-0-	$-0-
Total Commercial Commitments	$10,138	$10,138	$-0-	$-0-	$-0-

(1)	Open purchase orders for inventory.
(2)	Includes deferred purchase price payments, earn-out bonus payments and retention note payments related to the Schuh acquisition and interest on the UK term loans. For additional information, see Notes 2 and 6 to the Consolidated Financial Statements included in Item 8.
(3)	Excludes unrecognized tax benefits of $21.9 million due to their uncertain nature in timing of payments, if any.

Capital Expenditures

Capital expenditures were $49.5 million, $29.3 million and $33.8 million for Fiscal 2012, 2011 and 2010, respectively. The $20.2 million increase in Fiscal 2012 capital expenditures as compared to Fiscal 2011 reflected an increase in retail store capital expenditures due to the construction of 70 new stores opened in Fiscal 2012, compared to 53 stores in Fiscal 2011 and increased major and minor renovations due to lease renewals. The $4.5 million decrease in Fiscal 2011 capital expenditures as compared to Fiscal 2010 reflected a decrease in retail store capital expenditures due to the construction of 53 new stores opened in Fiscal 2011, compared to 61 stores in Fiscal 2010.

Total capital expenditures in Fiscal 2013 are expected to be approximately $85.6 million. These include retail capital expenditures of approximately $77.5 million to open approximately 27 Journeys stores, including 12 in Canada, seven Journeys Kidz stores, three Shi by Journeys stores, eight Schuh stores, 13 Johnston & Murphy shops and factory stores and 42 Lids Sports Group stores including 25 Lids stores, with 10 stores in Canada, and 17 Lids Locker Room and Clubhouse stores, with two Lids Locker Room stores in Canada, and to complete approximately 161 major store renovations. The planned amount of capital expenditures in Fiscal 2013 for wholesale operations and other purposes is approximately $8.1 million, including approximately $4.3 million for new systems to improve customer service and support the Company’s growth.

Future Capital Needs

The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facility and UK Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2013. The approximately $8.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2013.

Common Stock Repurchases

The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010. In the first quarter of Fiscal 2011, the board increased the total repurchase authorization to $35.0 million. The board restored the total repurchase authorization in the third quarter of Fiscal 2011 to $35.0 million. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011. All of the $24.8 million in repurchases for Fiscal 2011, except $0.6 million, were repurchased under the original $35.0 million authorization made during the first quarter of Fiscal 2011. The Company did not repurchase any shares during Fiscal 2012.

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $1.8 million reflected in Fiscal 2012, $2.9 million reflected in Fiscal 2011 and $0.8 million reflected in Fiscal 2010. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Financial Market Risk

The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company – The Company has $5.0 million of outstanding revolver borrowings under its Credit Facility at a weighted average interest rate of 4.50% as of January 28, 2012. A 100 basis point adverse change in interest rates would increase interest expense by less than $0.1 million on the $5.0 million revolving credit debt. The Company has $35.7 million of outstanding U.K. term loans at a weighted average interest rate of 4.11% as of January 28, 2012. A 100 basis point adverse change in interest rates would increase interest expense by $0.4 million on the $35.7 million term loans.

Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 28, 2012. As a result, the Company considers the interest rate market risk implicit in these investments at January 28, 2012 to be low.

Foreign Currency Exchange Rate Risk—Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it was the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases were material. At January 28, 2012, the Company did not have any forward foreign exchange contracts for Euro outstanding.

Accounts Receivable – The Company’s accounts receivable balance at January 28, 2012 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 5% and no other customer accounted for more than 4% of the Company’s total trade receivables balance as of January 28, 2012. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at January 28, 2012, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2013 would not be material.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, an update to FASB Codification Intangibles—Goodwill and Other Topic, which amends the existing accounting standards related to the method of assessing goodwill for potential impairment. Specifically, this update limits the requirement for a company to perform a quantitative goodwill impairment test to situations in which management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this update in Fiscal 2013 which begins January 29, 2012. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, an update to the FASB Codification Comprehensive Income Topic, which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net earnings separately with their respective components of net earnings and other comprehensive income. The update does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. This update becomes effective in periods beginning after December 15, 2011. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations or financial position.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Shareholders

Genesco Inc.

We have audited Genesco Inc. and Subsidiaries internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Schuh Group Limited, which is included in the January 28, 2012 consolidated financial statements of Genesco Inc. and constituted $251.3 million, or 20.3%, and $123.1 million, or 17.2%, of total assets and net assets, respectively, as of January 28, 2012 and $212.3 million, or 9.3%, and $6.2 million, or 7.5%, of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Genesco Inc. also did not include an evaluation of the internal control over financial reporting of Schuh Group Limited.

In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, cash flows, and equity for each of the three fiscal years in the period ended January 28, 2012 and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 28, 2012

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders

Genesco Inc.

We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, cash flows and equity for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 28, 2012

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$53,790	$55,934
Accounts receivable, net of allowances of $6,900 at January 28, 2012 and $3,301 at January 29, 2011	43,713	44,512
Inventories	435,113	359,736
Deferred income taxes	22,541	19,130
Prepaids and other current assets	40,155	33,743

Total current assets	595,312	513,055

Property and equipment:
Land	6,118	4,863
Buildings and building equipment	20,260	17,992
Computer hardware, software and equipment	116,920	92,929
Furniture and fixtures	127,949	105,056
Construction in progress	7,158	9,109
Improvements to leased property	299,775	279,295

Property and equipment, at cost	578,180	509,244
Accumulated depreciation	(350,491)	(310,553)

Property and equipment, net	227,689	198,691

Deferred income taxes	28,152	19,036
Goodwill	259,759	153,301
Trademarks, net of accumulated amortization of $2,246 at January 28, 2012 and $1,151 at January 29, 2011	78,276	52,486
Other intangibles, net of accumulated amortization of $13,645 at January 28, 2012 and $10,565 at January 29, 2011	14,808	12,578
Other noncurrent assets	33,269	11,935

Total Assets	$1,237,265	$961,082

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
	2012	2011
Liabilities and Equity
Current Liabilities
Accounts payable	$138,938	$117,001
Accrued employee compensation	53,029	38,188
Accrued other taxes	26,293	17,289
Accrued income taxes	16,390	13,259
Current portion – long-term debt	8,773	-0-
Other accrued liabilities	52,789	38,177
Provision for discontinued operations	8,250	10,449

Total current liabilities	304,462	234,363

Long-term debt	31,931	-0-
Pension liability	22,201	11,906
Deferred rent and other long-term liabilities	156,794	83,406
Provision for discontinued operations	4,267	4,586

Total liabilities	519,655	334,261

Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	4,957	5,183
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding: January 28, 2012 – 24,757,826/24,269,362 January 29, 2011 – 24,162,634/23,674,170	24,758	24,163
Additional paid-in capital	149,479	131,910
Retained earnings	586,990	505,224
Accumulated other comprehensive loss	(32,966)	(24,305)
Treasury shares, at cost	(17,857)	(17,857)

Total Genesco equity	715,361	624,318
Noncontrolling interest – non-redeemable	2,249	2,503

Total equity	717,610	626,821

Total Liabilities and Equity	$1,237,265	$961,082

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2012	2011	2010
Net sales	$2,291,987	$1,789,839	$1,574,352
Cost of sales	1,137,938	887,992	778,482
Selling and administrative expenses	1,007,502	807,197	722,087
Restructuring and other, net	2,677	8,567	13,361

Earnings from operations	143,870	86,083	60,422

Loss on early retirement of debt	-0-	-0-	5,518
Interest expense, net:
Interest expense	5,157	1,130	4,430
Interest income	(65)	(8)	(14)

Total interest expense, net	5,092	1,122	4,416

Earnings from continuing operations before income taxes	138,778	84,961	50,488
Income tax expense	55,794	30,414	21,402

Earnings from continuing operations	82,984	54,547	29,086
Provision for discontinued operations, net	(1,025)	(1,336)	(273)

Net Earnings	$81,959	$53,211	$28,813

Basic earnings per common share:
Continuing operations	$3.56	$2.34	$1.35
Discontinued operations	$(.04)	$(.06)	$(.02)
Net earnings	$3.52	$2.28	$1.33
Diluted earnings per common share:
Continuing operations	$3.48	$2.29	$1.31
Discontinued operations	$(.05)	$(.05)	$(.01)
Net earnings	$3.43	$2.24	$1.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,959	$53,211	$28,813
Tax benefit of stock options exercised	(4,744)	(1,448)	-0-
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,737	47,738	47,462
Amortization of deferred note expense and debt discount	708	370	2,022
Loss on early retirement of debt	-0-	-0-	5,518
Deferred income taxes	2,732	(11,866)	3,680
Provision for losses on accounts receivable	2,004	1,081	415
Impairment of long-lived assets	1,119	7,155	13,314
Restricted stock and share-based compensation	7,660	8,006	6,969
Provision for discontinued operations	1,692	2,203	452
Other	1,005	1,328	1,650
Effect on cash of changes in working capital and other assets and liabilities (net of acquisitions):
Accounts receivable	3,011	(12,085)	(2,251)
Inventories	(42,324)	(44,345)	24,027
Prepaids and other current assets	5,286	(167)	3,154
Accounts payable	(1,201)	13,641	11,441
Other accrued liabilities	9,046	41,597	1,661
Other assets and liabilities	23,270	(3,811)	(6,231)

Net cash provided by operating activities	144,960	102,608	142,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,456)	(29,299)	(33,825)
Acquisitions, net of cash acquired	(92,985)	(75,500)	(11,719)
Proceeds from asset sales	27	11	13

Net cash used in investing activities	(142,414)	(104,788)	(45,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(25,321)	(1,918)	(2,623)
Payments of capital leases	(22)	(104)	(181)
Borrowings under revolving credit facility	299,800	107,400	197,400
Payments on revolving credit facility	(294,800)	(107,400)	(229,700)
Tax benefit of stock options and restricted stock exercised	4,744	1,448	-0-
Shares repurchased	-0-	(26,851)	-0-
Change in overdraft balances	2,931	4,160	3,102
Dividends paid on non-redeemable preferred stock	(193)	(197)	(198)
Exercise of stock options and issue shares—Employee Stock Purchase Plan	9,820	2,343	499
Other	(939)	(2,915)	(388)

Net cash used in financing activities	(3,980)	(24,034)	(32,089)

Effect of foreign exchange rate fluctuations on cash	(710)	-0-	-0-

Net (Decrease) Increase in Cash and Cash Equivalents	(2,144)	(26,214)	64,476
Cash and cash equivalents at beginning of year	55,934	82,148	17,672

Cash and cash equivalents at end of year	$53,790	$55,934	$82,148

Supplemental Cash Flow Information:
Net cash paid for:
Interest	$4,789	$748	$1,596
Income taxes	50,254	24,079	13,386

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum Other Compre- hensive Loss	Treasury Stock	Non Control- ling Interest Non- Redeem- able	Compre- hensive Income	Total Equity
Balance January 31, 2009	$5,203	$19,732	$49,780	$423,595	$(30,698)	$(17,857)	$-0-		$449,755
Net earnings	-0-	-0-	-0-	28,813	-0-	-0-	-0-	$28,813	28,813
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(198)	-0-	-0-	-0-	-0-	(198)
Exercise of stock options	-0-	28	372	-0-	-0-	-0-	-0-	-0-	400
Issue shares – Employee Stock Purchase Plan	-0-	4	95	-0-	-0-	-0-	-0-	-0-	99
Employee and non-employee restricted stock	-0-	-0-	6,528	-0-	-0-	-0-	-0-	-0-	6,528
Share-based compensation	-0-	-0-	441	-0-	-0-	-0-	-0-	-0-	441
Restricted stock issuance	-0-	405	(405)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(65)	(1,156)	-0-	-0-	-0-	-0-	-0-	(1,221)
Tax expense of stock options and restricted stock exercised	-0-	-0-	(658)	-0-	-0-	-0-	-0-	-0-	(658)
Shares repurchased	-0-	(85)	(1,942)	-0-	-0-	-0-	-0-	-0-	(2,027)
Conversion of 4 1/8% debentures	-0-	4,553	93,933	-0-	-0-	-0-	-0-	-0-	98,486
Loss on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	(157)	-0-	-0-	(157)	(157)
Pension liability adjustment (net of tax of $0.6 million)	-0-	-0-	-0-	-0-	1,151	-0-	-0-	1,151	1,151
Postretirement liability adjustment (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	14	-0-	-0-	14	14
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	886	-0-	-0-	886	886
Other	17	(9)	(7)	-0-	-0-	-0-	-0-	-0-	1

Comprehensive income								$30,707

Balance January 30, 2010	5,220	24,563	146,981	452,210	(28,804)	(17,857)	-0-		582,313

Net earnings	-0-	-0-	-0-	53,211	-0-	-0-	-0-	$53,211	53,211
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(197)	-0-	-0-	-0-	-0-	(197)
Exercise of stock options	-0-	118	2,105	-0-	-0-	-0-	-0-	-0-	2,223
Issue shares – Employee Stock Purchase Plan	-0-	4	116	-0-	-0-	-0-	-0-	-0-	120
Employee and non-employee restricted stock	-0-	-0-	7,796	-0-	-0-	-0-	-0-	-0-	7,796
Share-based compensation	-0-	-0-	210	-0-	-0-	-0-	-0-	-0-	210
Restricted stock issuance	-0-	423	(423)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(82)	(2,293)	-0-	-0-	-0-	-0-	-0-	(2,375)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	1,342	-0-	-0-	-0-	-0-	-0-	1,342
Shares repurchased	-0-	(864)	(23,961)	-0-	-0-	-0-	-0-	-0-	(24,825)
Gain on foreign currency forward contracts (net of tax of $0.1 million)	-0-	-0-	-0-	-0-	166	-0-	-0-	166	166
Pension liability adjustment (net of tax of $2.7 million)	-0-	-0-	-0-	-0-	3,921	-0-	-0-	3,921	3,921
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(131)	-0-	-0-	(131)	(131)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	543	-0-	-0-	543	543
Other	(37)	1	37	-0-	-0-	-0-	-0-	-0-	1
Noncontrolling interest – non-redeemable	-0-	-0-	-0-	-0-	-0-	-0-	2,503	-0-	2,503

Comprehensive income								$57,710

Balance January 29, 2011	5,183	24,163	131,910	505,224	(24,305)	(17,857)	2,503		626,821

Net earnings	-0-	-0-	-0-	81,959	-0-	-0-	-0-	$81,959	81,959
Dividends paid on non-redeemable preferred stock	-0-	-0-	-0-	(193)	-0-	-0-	-0-	-0-	(193)
Exercise of stock options	-0-	390	9,297	-0-	-0-	-0-	-0-	-0-	9,687
Issue shares – Employee Stock Purchase Plan	-0-	3	130	-0-	-0-	-0-	-0-	-0-	133
Employee and non-employee restricted stock	-0-	-0-	7,659	-0-	-0-	-0-	-0-	-0-	7,659
Share-based compensation	-0-	-0-	1	-0-	-0-	-0-	-0-	-0-	1
Restricted stock issuance	-0-	304	(304)	-0-	-0-	-0-	-0-	-0-	-0-
Restricted shares withheld for taxes	-0-	(93)	(4,034)	-0-	-0-	-0-	-0-	-0-	(4,127)
Tax benefit of stock options and restricted stock exercised	-0-	-0-	4,585	-0-	-0-	-0-	-0-	-0-	4,585
Loss on foreign currency forward contracts (net of tax of $0.0 million)	-0-	-0-	-0-	-0-	(35)	-0-	-0-	(35)	(35)
Pension liability adjustment (net of tax benefit of $3.1 million)	-0-	-0-	-0-	-0-	(4,670)	-0-	-0-	(4,670)	(4,670)
Postretirement liability adjustment (net of tax benefit of $0.1 million)	-0-	-0-	-0-	-0-	(109)	-0-	-0-	(109)	(109)
Foreign currency translation adjustment	-0-	-0-	-0-	-0-	(3,847)	-0-	-0-	(3,847)	(3,847)
Other	(226)	(9)	235	-0-	-0-	-0-	-0-	-0-	-0-
Noncontrolling interest – earnings (loss)	-0-	-0-	-0-	-0-	-0-	-0-	(254)	-0-	(254)

Comprehensive income								$73,298

Balance January 28, 2012	$4,957	$24,758	$149,479	$586,990	$(32,966)	$(17,857)	$2,249		$717,610

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, and Underground Station banners and under the newly acquired Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundstation.com, schuh.co.uk and johnstonmurphy.com, and at wholesale, primarily under the Company’s Johnston & Murphy brand and the Dockers brand, which the Company licenses for men’s footwear. The Company’s business also includes Lids Sports, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at January 28, 2012, the Company operated 2,387 retail stores in the U.S., Puerto Rico, Canada, United Kingdom and the Republic of Ireland.

Principles of Consolidation

All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, each of Fiscal 2012, Fiscal 2011 and Fiscal 2010 was a 52-week year with 364 days. Fiscal 2012 ended on January 28, 2012, Fiscal 2011 ended on January 29, 2011 and Fiscal 2010 ended on January 30, 2010.

Financial Statement Reclassifications

Certain expenses previously allocated to the corporate segment have been reallocated to operating segments beginning in Fiscal 2012. Segment operating income (loss) for Fiscal 2011 and 2010 have been restated by operating segment totaling $6.8 million and $4.9 million, respectively, with an offsetting increase to corporate and other operating income to conform to the current year presentation (see Note 14).

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

The Lids Sports Group retail segment and its Anaconda Sports wholesale division employ the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

In its retail operations, other than the Schuh Group and Lids Sports Group retail segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies

The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13. The Company has made pretax accruals for certain of these contingencies, including approximately $1.8 million in Fiscal 2012, $2.9 million in Fiscal 2011 and $0.8 million in Fiscal 2010, respectively. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations (see Note 3). The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.

Revenue Recognition

Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at estimated time of delivery to the customer and are net of estimated returns and exclude sales taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Income Taxes

As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 28, 2012, the Company had a deferred tax valuation allowance of $3.8 million. The Company recorded an effective income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. This year’s rate is higher due to transaction costs and deferred purchase price related to the Schuh acquisition which are considered permanent differences. The rate for Fiscal 2011 was unusually low reflecting the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011.

Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification. This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. The Company believes it is reasonably possible that there will be an $8.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions and potential settlements.

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

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For Fiscal 2012, 2011 and 2010, share-based compensation expense was less than $1,000, $0.2 million and $0.5 million, respectively. The Company did not issue any new share-based compensation awards in Fiscal 2012, 2011 or 2010. For Fiscal 2012, 2011 and 2010, restricted stock expense was $7.7 million, $7.8 million and $6.5 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Included in cash and cash equivalents at January 28, 2012 and January 29, 2011 are cash equivalents of $0.2 million and $29.8 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At January 28, 2012, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s domestic deposit account balances are currently FDIC insured as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At January 28, 2012 and January 29, 2011 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $39.0 million and $36.1 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable

The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 5% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of January 28, 2012.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Consolidated Balance Sheets include goodwill for the Lids Sports Group of $159.1 million, $99.9 million for the Schuh Group and $0.8 million for Licensed Brands at January 28, 2012 and for the Lids Sports Group of $152.5 million and $0.8 million for Licensed Brands at January 29, 2011. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at January 28, 2012 and January 29, 2011 are:

Fair Values

In thousands	January 28, 2012		January 29, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Revolver Borrowings	$5,000	$5,021	$-0-	$-0-
UK Term Loans	35,704	35,387	-0-	-0-

Debt fair values were determined using the income approach which measures the value of an asset by the present value of its future economic benefits.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $9.2 million, $5.9 million and $4.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.6 million, $0.7 million and $0.7 million for Fiscal 2012, 2011 and 2010, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $10.4 million and $9.0 million at January 28, 2012 and January 29, 2011, respectively.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $42.5 million, $35.1 million and $33.8 million for Fiscal 2012, 2011 and 2010, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million at both January 28, 2012 and January 29, 2011.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.3 million, $3.2 million and $2.8 million for Fiscal 2012, 2011 and 2010, respectively. During Fiscal 2012, 2011 and 2010, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.0 million, $3.1 million and $3.6 million for Fiscal 2012, 2011 and 2010, respectively. During Fiscal 2012, 2011 and 2010, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Other Comprehensive Income

The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 28, 2012 consisted of $29.6 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a foreign currency translation adjustment of $3.1 million.

Business Segments

The Segment Reporting Topic of the Codification, requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

Derivative Instruments and Hedging Activities

The Derivatives and Hedging Topic of the Codification requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings or in other comprehensive income depending on the intended use of the derivative and the resulting designation. In prior periods, the Company entered into a small amount of foreign currency forward exchange contracts in order to reduce exposure to foreign currency exchange rate fluctuations in connection with inventory purchase commitments for its Johnston & Murphy Group.

There were no such contracts outstanding at January 28, 2012 or January 29, 2011. For the year ended January 28, 2012, the Company recorded an unrealized loss on foreign currency forward contracts of less than $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Principles

In June 2011, FASB issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net earnings and other comprehensive income must be presented in the respective statement or statements, as applicable. This update becomes effective in periods beginning after December 15, 2011 and is required to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating which of the two presentation alternatives it will adopt, but it is not expected to have a significant impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, an update to FASB Codification Intangibles - Goodwill and Other Topic, which amends the existing accounting standards related to the method of assessing goodwill for potential impairment. Specifically, this update limits the requirement for a company to perform a quantitative goodwill impairment test to situations in which management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this update in Fiscal 2013 which begins January 29, 2012. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, an update to the FASB Codification Comprehensive Income Topic, which defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net earnings separately with their respective components of net earnings and other comprehensive income. The update does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. This update becomes effective in periods beginning after December 15, 2011. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations or financial position.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets

Schuh Acquisition

On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition. During the fiscal year ended January 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $7.2 million. This expense is included in operating income for the Schuh Group segment.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 64 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of January 28, 2012. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating income of $11.7 million, have been included in the Company’s Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets, Continued

The acquisition has been accounted for using the purchase method in accordance with the amended Business Combinations Topic of the Codification. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At June 23, 2011

Cash	$24,836
Accounts Receivable	4,673
Inventories	32,179
Other current assets	7,565
Property and equipment	30,314
Other non-current assets	6,977
Deferred taxes	4,197
Trademarks	27,224
Other intangibles	4,995
Goodwill	102,907
Accounts payable	(16,196)
Other current liabilities	(24,718)
Long-term debt (includes current portion)	(62,562)
Other non-current liabilities	(26,637)

Net Assets Acquired	$115,754

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

The recorded amounts above are provisional and subject to change. Specifically, the following items are subject to change:

-	Amounts for income tax assets, receivables and liabilities pending further review of Schuh’s pre-acquisition tax information, which may change certain estimates and assumptions used.

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

Notes to Consolidated Financial Statements

Note 2

Acquisitions and Intangible Assets, Continued

The following pro forma information presents the results of operations of the Company as if the Schuh acquisition had taken place at the beginning of Fiscal 2011 or January 31, 2010. Pro forma adjustments have been made to reflect additional interest expense from the $89.0 million in debt associated with the acquisition, interest expense on the acquired debt, amortization of intangible assets and the related income tax effects. Pro forma earnings for the twelve months ended January 28, 2012 have been adjusted to exclude $7.4 million of costs related to the acquisition.

	Twelve Months Ended -	Twelve Months Ended -
	Pro forma	Pro forma
In thousands, except per share data	January 28, 2012	January 29, 2011
Net sales	$2,384,267	$2,045,473

Earnings from continuing operations	86,378	57,897

Earnings per share:
Basic	$3.71	$2.49
Diluted	$3.62	$2.44

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.

Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
	Jan. 28,	Jan. 29,	Jan. 28,	Jan 29,	Jan. 28,	Jan. 29,	Jan. 28,	Jan. 29,
(In Thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Gross other intangibles	$12,390	$9,837	$14,062	$12,206	$2,001	$1,100	$28,453	$23,143
Accumulated amortization	(9,477)	(8,482)	(3,292)	(1,480)	(876)	(603)	(13,645)	(10,565)

Net Other Intangibles	$2,913	$1,355	$10,770	$10,726	$1,125	$497	$14,808	$12,578

*Includes	non-compete agreements, vendor contract and backlog.

The amortization of intangibles was $4.2 million, $2.5 million and $0.9 million for Fiscal 2012, 2011 and 2010, respectively. The amortization of intangibles will be $4.6 million, $4.1 million, $3.1 million, $2.1 million and $1.7 million for Fiscal 2013, 2014, 2015, 2016 and 2017, respectively.

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

The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012. The charge reflected in restructuring and other, net, included $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion. For additional information on the computer network intrusion, see Note 13.

The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011. The charge reflected in restructuring and other, net, included $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $13.5 million in Fiscal 2010. The charge reflected in restructuring and other, net, included $13.3 million for retail store asset impairments and $0.4 million for lease terminations offset by $0.3 million for other legal matters. Also included in the charge was $0.1 million in excess markdowns related to the lease terminations which is reflected in cost of sales on the Consolidated Statements of Operations.

Discontinued Operations

In Fiscal 2012, the Company recorded an additional charge to earnings of $1.7 million ($1.0 million net of tax) reflected in discontinued operations, including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations (see Note 13).

In Fiscal 2011, the Company recorded an additional charge to earnings of $2.2 million ($1.3 million net of tax) reflected in discontinued operations, including $2.9 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.7 million gain for excess provisions to prior discontinued operations (see Note 13).

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Restructuring and Other Charges and Discontinued Operations, Continued

In Fiscal 2010, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, including $0.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.3 million gain for excess provisions to prior discontinued operations (see Note 13).

Accrued Provision for Discontinued Operations

Facility
Shutdown
In thousands	Costs
Balance January 30, 2010	$15,414
Additional provision Fiscal 2011	2,203
Charges and adjustments, net	(2,582)

Balance January 29, 2011	15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)

Balance January 28, 2012*	12,517
Current provision for discontinued operations	8,250

Total Noncurrent Provision for Discontinued Operations	$4,267

*Includes	a $13.0 million environmental provision, including $8.8 million in current provision for discontinued operations.

Note 4

Inventories

	January 28,	January 29,
In thousands	2012	2011
Raw materials	$30,636	$11,952
Goods in process	-0-	338
Wholesale finished goods	53,453	47,866
Retail merchandise	351,024	299,580

Total Inventories	$435,113	$359,736

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

Notes to Consolidated Financial Statements

Note 5

Fair Value, Continued

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 28, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets				Total
	Held and Used	Level 1	Level 2	Level 3	Losses
Measured as of April 30, 2011	$548	$—	$—	$548	$747
Measured as of July 30, 2011	$189	$—	$—	$189	$313
Measured as of October 29, 2011	$65	$—	$—	$65	$43
Measured as of January 28, 2012	$6	$—	$—	$6	$16

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the twelve months ended January 28, 2012. These charges are reflected in restructuring and other, net on the Consolidated Statements of Operations.

The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at January 28, 2012. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Long-Term Debt

In thousands	January 28, 2012	January 29, 2011
Revolver borrowings	$5,000	$-0-
UK term loans	35,704	-0-

Total long-term debt	40,704	-0-
Current portion	8,773	-0-

Total Noncurrent Portion of Long-Term Debt	$31,931	$-0-

Long-term debt maturing during each of the next five years ending January is $8.8 million, $5.5 million, $5.5 million, $20.9 million and $0.0 million.

Credit Agreement:

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment raised the aggregate principal amount on the credit facility to $375.0 million from $300.0 million. The Credit Facility was amended to permit the Schuh acquisition (see Note 2). The Credit Facility expires January 21, 2016.

Deferred financing costs incurred of $3.0 million related to the Credit Facility were capitalized and are being amortized over five years. Deferred financing costs incurred of $0.7 million related to the Amendment were also capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The Company had $5.0 million revolver borrowings outstanding under the Credit Facility at January 28, 2012 and $35.7 million in term loans outstanding under the U.K. Credit Facility (described below) at January 28, 2012. The Company had outstanding letters of credit of $10.1 million under the Credit Facility at January 28, 2012. These letters of credit support product purchases and lease and insurance indemnifications.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Long-Term Debt, Continued

The material terms of the Credit Facility, as amended, are as follows:

Availability

The amended Credit Facility is a revolving credit facility in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million. The Company canceled its Tranche A-1 sublimit of up to $30.0 million as of December 27, 2011. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company’s option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves.

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

The initial applicable margin for base rate loans and U.S. Index rate loans is 1.25% and the initial applicable margin for LIBOR loans and BA equivalent loans is 2.25%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.

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

Certain Covenants

The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $272.4 million at January 28, 2012. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at January 28, 2012.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Long-Term Debt, Continued

In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments of other indebtedness and other matters customarily restricted in such agreements. The Amended Credit Facility permits the Company to incur up to $250.0 million of senior debt provided that certain terms and conditions are met.

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

U.K. Credit Facility

In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facility”) which provides for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has excess cash flow. The Company paid £4.5 million on the B term loan in the fourth quarter of Fiscal 2012. The working capital facility bears interest at the Base Rate (as defined) plus 2.25% per annum.

The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at January 28, 2012.

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

Notes to Consolidated Financial Statements

Note 7

Commitments Under Long-Term Leases

Operating Leases

The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2031. The store leases in the United States, Puerto Rico and Canada typically have initial terms of between 5 and 10 years. The stores leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 35 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 3% of the Company’s leases contain renewal options.

Rental expense under operating leases of continuing operations was:

In thousands	2012	2011	2010
Minimum rentals	$192,175	$167,558	$159,553
Contingent rentals	12,918	5,827	4,780
Sublease rentals	(686)	(642)	(652)

Total Rental Expense	$204,407	$172,743	$163,681

Minimum rental commitments payable in future years are:

Fiscal Years	In Thousands
2013	$202,882
2014	189,333
2015	172,452
2016	150,368
2017	124,056
Later years	294,881

Total Minimum Rental Commitments	$1,133,972

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $17.6 million and $18.4 million for Fiscal 2012 and 2011, respectively, and deferred rent of $35.2 million and $33.0 million for Fiscal 2012 and 2011, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Equity

Non-Redeemable Preferred Stock

									Common
	Shares		Number of Shares			Amounts in Thousands			Convertible		No. of
Class (In order of preference)*	Authorized		2012	2011	2010	2012	2011	2010	Ratio		Votes
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		30,368	33,497	33,497	$1,215	$1,340	$1,340	.83		1
$4.75 Series 3	40,449		11,643	12,163	12,326	1,164	1,216	1,233	2.11		2
$4.75 Series 4	53,764		3,397	3,579	3,579	340	358	358	1.52		1
Series 6	800,000		-0-	-0-	-0-	-0-	-0-	-0-			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,067	30,067	30,067	902	902	902			1

			75,475	79,306	79,469	3,621	3,816	3,833
Employees’ Subordinated Convertible Preferred	5,000,000		47,922	49,192	50,350	1,437	1,476	1,510	1.00	***	1

Stated Value of Issued Shares						5,058	5,292	5,343
Employees’ Preferred Stock Purchase Accounts						(101)	(109)	(123)

Total Non-Redeemable Preferred Stock						$4,957	$5,183	$5,220

*	In order of preference for liquidation and dividends.
**	The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences as the board may designate.
***	Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 31, 2009	$3,833	$1,502	$(132)	$5,203

Other	-0-	8	9	17

Balance January 30, 2010	3,833	1,510	(123)	5,220

Other	(17)	(34)	14	(37)

Balance January 29, 2011	3,816	1,476	(109)	5,183

Other	(195)	(39)	8	(226)

Balance January 28, 2012	$3,621	$1,437	$(101)	$4,957

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 28, 2012 – 24,757,826 shares; January 29, 2011 –24,162,634 shares. There were 488,464 shares held in treasury at January 28, 2012 and January 29, 2011. Each outstanding share is entitled to one vote. At January 28, 2012, common shares were reserved as follows: 102,886 shares for conversion of preferred stock; 394,627 shares for the 1996 Stock Incentive Plan; 92,146 shares for the 2005 Stock Incentive Plan; 1,953,346 shares for the 2009 Amended and Restated Stock Incentive Plan; and 315,901 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 28, 2012, 390,357 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $24.82, for a total of $9.7 million; 289,407 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,717 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $48.95, for a total of $0.1 million; 14,643 shares were issued to directors for no consideration; 93,089 shares were withheld for taxes on restricted stock vested in Fiscal 2012; 14,081 shares of restricted stock were forfeited in Fiscal 2012; and 5,238 shares were issued in miscellaneous conversions of Series 1, 3, 4 and Employees’ Subordinated Convertible Preferred Stock. The 390,357 options exercised were all fixed stock options (see Note 12).

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Equity, Continued

For the year ended January 29, 2011, 118,450 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $18.77, for a total of $2.2 million; 404,995 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,230 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $28.39, for a total of $0.1 million; 17,838 shares were issued to directors for no consideration; 81,731 shares were withheld for taxes on restricted stock vested in Fiscal 2011; 1,575 shares of restricted stock were forfeited in Fiscal 2011; and 1,501 shares were issued in miscellaneous conversions of Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 118,450 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 863,767 shares of common stock at an average weighted market price of $28.74 for a total of $24.8 million.

For the year ended January 30, 2010, 28,500 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $14.04, for a total of $0.4 million; 383,745 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,350 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $22.87, for a total of $0.1 million; 21,204 shares were issued to directors for no consideration; 65,299 shares were withheld for taxes on restricted stock vested in Fiscal 2010; 11,951 shares of restricted stock were forfeited in Fiscal 2010; 4,552,824 shares of common stock were issued in conversions of the Debentures; and 2,341 shares were issued in miscellaneous conversions of Series 1 and Employees’ Subordinated Convertible Preferred Stock. The 28,500 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 85,000 shares of common stock at an average weighted market price of $23.84 for a total of $2.0 million.

Restrictions on Dividends and Redemptions of Capital Stock:

The Company’s charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2013. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Equity, Continued

Dividends declared for Fiscal 2012 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $0.2 milion in the aggregate.

Changes in the Shares of the Company’s Capital Stock

	Common Stock	Non- Redeemable Preferred Stock	Employees’ Preferred Stock
Issued at January 31, 2009	19,731,979	79,460	50,079
Exercise of options	28,500	-0-	-0-
Issue restricted stock	404,949	-0-	-0-
Issue shares—Employee Stock Purchase Plan	4,350	-0-	-0-
Conversion of 4 1/8% Debentures	4,552,824	-0-	-0-
Shares repurchased	(85,000)	-0-	-0-
Other	(74,909)	9	271

Issued at January 30, 2010	24,562,693	79,469	50,350
Exercise of options	118,450	-0-	-0-
Issue restricted stock	422,833	-0-	-0-
Issue shares—Employee Stock Purchase Plan	4,230	-0-	-0-
Shares repurchased	(863,767)	-0-	-0-
Other	(81,805)	(163)	(1,158)

Issued at January 29, 2011	24,162,634	79,306	49,192
Exercise of options	390,357	-0-	-0-
Issue restricted stock	304,050	-0-	-0-
Issue shares—Employee Stock Purchase Plan	2,717	-0-	-0-
Other	(101,932)	(3,831)	(1,270)

Issued at January 28, 2012	24,757,826	75,475	47,922
Less shares repurchased and held in treasury	488,464	-0-	-0-

Outstanding at January 28, 2012	24,269,362	75,475	47,922

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Income Taxes

Income tax expense from continuing operations is comprised of the following:

In thousands	2012	2011	2010
Current
U.S. federal	$42,103	$35,103	$14,261
International	2,007	1,474	1,680
State	8,952	5,703	1,781

Total Current Income Tax Expense	53,062	42,280	17,722

Deferred
U.S. federal	(175)	(8,165)	4,943
International	4,370	-0-	-0-
State	(1,463)	(3,701)	(1,263)

Total Deferred Income Tax Expense (Benefit)	2,732	(11,866)	3,680

Total Income Tax Expense – Continuing Operations	$55,794	$30,414	$21,402

Discontinued operations were recorded net of income tax benefit of approximately ($0.7) million, ($0.9) million and ($0.2) million in Fiscal 2012, 2011 and 2010, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2012, 2011 and 2010, the Company realized an additional income tax benefit (expense) of approximately $4.6 million, $1.3 million and ($0.7) million, respectively. These tax benefits (expenses) are reflected as an adjustment to additional paid-in capital.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

	January 28,	January 29,
In thousands	2012	2011
Identified intangibles	$(28,125)	$(20,392)
Prepaids	(2,814)	(2,814)
Convertible bonds	(3,001)	(3,001)

Total deferred tax liabilities	(33,940)	(26,207)

Options	1,289	1,999
Deferred rent	7,043	8,961
Pensions	8,936	4,701
Expense accruals	17,146	4,738
Uniform capitalization costs	9,893	9,204
Book over tax depreciation	11,756	12,629
Provisions for discontinued operations and restructurings	5,201	6,215
Inventory valuation	2,397	3,232
Tax net operating loss and credit carryforwards	8,306	1,581
Allowances for bad debts and notes	1,641	894
Deferred compensation and restricted stock	5,174	5,047
Other	5,460	5,172

Gross deferred tax assets	84,242	64,373
Deferred tax asset valuation allowance	(3,790)	-0-

Deferred tax asset net of valuation allowance	80,452	64,373

Net Deferred Tax Assets	$46,512	$38,166

The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2012	2011
Net current asset	$22,541	$19,130
Net non-current asset	28,152	19,036
Net non-current liability	(4,181)	-0-

Net Deferred Tax Assets	$46,512	$38,166

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Income Taxes, Continued

Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2012	2011	2010
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.53	2.59	1.05
Bond costs	—	—	4.7
Foreign rate differential	(1.92)	—	—
Change in valuation allowance	.71	—	—
Permanent items	2.35	(.83)	.75
Other	.53	(.96)	.89

Effective Tax Rate	40.20%	35.80%	42.39%

The provision for income taxes resulted in an effective tax rate for continuing operations of 40.20% for Fiscal 2012, compared with an effective tax rate of 35.80% for Fiscal 2011. The increase in the effective tax rate for Fiscal 2012 was primarily attributable to transaction costs and deferred purchase price related to the Schuh acquisition which are considered permanent differences.

As of January 28, 2012, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.6 million which expires in fiscal years 2025 through 2030.

As of January 28, 2012, January 29, 2011 and January 31, 2010, the Company had state net operating loss carryforwards of $0.1 million, $0.4 million and $0.4 million, respectively, which expire in fiscal years 2016 through 2031.

As of January 28, 2012, January 29, 2011 and January 30, 2010, the Company had state tax credits of $0.6 million, $0.5 million and $0.1 million, respectively. These credits expire in fiscal years 2014 through 2019.

As of January 28, 2012, January 29, 2011 and January 30, 2010, the Company had foreign tax credits of $0.1 million, $0.3 million and $0.4 million, respectively. These credits will expire in fiscal year 2022.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Income Taxes, Continued

As of January 28, 2012, the Company had foreign net operating losses of $7.2 million, which have no expiration.

As of January 28, 2012, as part of the Schuh acquisition, the Company has provided a valuation allowance of approximately $3.8 million on deferred tax assets associated primarily with foreign net operating losses and foreign fixed assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $0.9 million net increase in the valuation allowance during Fiscal 2012 from the $2.9 million provided for on the opening balance sheet determined in accordance with the Income Tax Topic of the Codification relate to foreign net operating losses arising in Fiscal 2012 and increases in fixed asset-related deferred tax assets that will more likely than not never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of January 28, 2012, the Company has not provided for withholding or United States federal income taxes on approximately $27.1 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Because of the complexities involved with the hypothetical tax calculation, a determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2012, 2011 and 2010.

In thousands	2012	2011	2010
Unrecognized Tax Benefit – Beginning of Period	$14,167	$17,004	$13,456
Gross Increases (Decreases) – Tax Positions in a Prior Period	(29)	(517)	4,306
Gross Increases – Tax Positions in a Current Period	6,986	473	327
Settlements	(533)	(2,605)	(445)
Lapse of Statutes of Limitations	(124)	(188)	(640)

Unrecognized Tax Benefit – End of Period	$20,467	$14,167	$17,004

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Income Taxes, Continued

Unrecognized tax benefits were approximately $20.5 million, $14.2 million and $17.0 million as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The amount of unrecognized tax benefits as of January 28, 2012, January 29, 2011 and January 30, 2010 which would impact the annual effective rate if recognized were $12.6 million, $13.1 million and $13.9 million, respectively. The Company believes it is reasonably possible that there will be an $8.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions and potential settlements.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $0.5 million expense and $0.0 million, respectively, during Fiscal 2012, ($0.5) million income and ($0.2) million income, respectively, during Fiscal 2011 and $0.8 million expense and ($0.1) million income, respectively, during Fiscal 2010. The Company recognized a liability for accrued interest and penalties of $2.3 million and $0.2 million, respectively, as of January 28, 2012 and $1.8 million and $0.2 million, respectively, as of January 29, 2011, included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. Primarily as a result of filing amended tax returns, which were generated by the closing of the Internal Revenue Service (“IRS”) examination during Fiscal 2011, the Company is still open to state and local audits dating back to fiscal year ended January 2006. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years.

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

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Obligations and Funded Status

Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2012	2011	2012	2011
Benefit obligation at beginning of year	$110,793	$109,771	$3,480	$3,226
Service cost	250	250	166	144
Interest cost	5,597	5,897	174	170
Plan participants’ contributions	-0-	-0-	71	110
Benefits paid	(8,805)	(8,723)	(242)	(445)
Actuarial loss	10,809	3,598	259	275

Benefit Obligation at End of Year	$118,644	$110,793	$3,908	$3,480

Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$98,887	$89,369	$-0-	$-0-
Actual gain on plan assets	6,111	14,041	-0-	-0-
Employer contributions	250	4,200	171	335
Plan participants’ contributions	-0-	-0-	71	110
Benefits paid	(8,805)	(8,723)	(242)	(445)

Fair Value of Plan Assets at End of Year	96,443	98,887	-0-	-0-

Funded Status at End of Year	$(22,201)	$(11,906)	$(3,908)	$(3,480)

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2012	2011	2012	2011
Noncurrent assets	$-0-	$-0-	$-0-	$-0-
Current liabilities	-0-	-0-	(160)	(315)
Noncurrent liabilities	(22,201)	(11,906)	(3,748)	(3,165)

Net Amount Recognized	$(22,201)	$(11,906)	$(3,908)	$(3,480)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2012	2011	2012	2011
Prior service cost	$4	$8	$-0-	$-0-
Net loss	48,906	41,129	437	257

Total Recognized in Accumulated Other Comprehensive Loss	$48,910	$41,137	$437	$257

Pension Benefits	January 28, 2012	January 29, 2011
In thousands
Projected benefit obligation	$118,644	$110,793
Accumulated benefit obligation	118,644	110,793
Fair value of plan assets	96,443	98,887

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Components of Net Periodic Benefit Cost

Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2012	2011	2010	2012	2011	2010
Service cost	$250	$250	$250	$166	$144	$120
Interest cost	5,597	5,897	6,562	174	170	170
Expected return on plan assets	(7,807)	(8,089)	(8,354)	-0-	-0-	-0-
Amortization:
Prior service cost	4	4	4	-0-	-0-	-0-
Losses	4,728	4,235	1,751	79	59	50

Net amortization	4,732	4,239	1,755	79	59	50

Net Periodic Benefit Cost	$2,772	$2,297	$213	$419	$373	$340

Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2012	2012
Net loss (gain)	$12,505	$(79)
Amortization of prior service cost	(4)	-0-
Amortization of net actuarial (loss) gain	(4,728)	259

Total Recognized in Other Comprehensive Income	$7,773	$180

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$10,545	$599

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.4 million and $4,000, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.35%	5.25%	4.17%	5.25%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2012 and 2011, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments.

Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.25%	5.625%	6.875%	5.25%	5.50%	6.375%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.25% to 4.35% from Fiscal 2011 to Fiscal 2012. The decrease in the rate increased the accumulated benefit obligation by $10.4 million and increased the projected benefit obligation by $10.4 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.625% to 5.25% from Fiscal 2010 to Fiscal 2011. The decrease in the rate increased the accumulated benefit obligation by $4.1 million and increased the projected benefit obligation by $4.1 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected an 8.25% long-term rate of return on assets assumption.

Assumed health care cost trend rates

	2012	2011
Health care cost trend rate assumed for next year	7.5%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2017

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

(In thousands)	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$59	$48
Accumulated postretirement benefit obligation	$616	$502

Plan Assets

The Company’s pension plan weighted average asset allocations as of January 28, 2012 and January 29, 2011, by asset category are as follows:

	Plan Assets
	January 28, 2012	January 29, 2011
Asset Category
Equity securities	63%	66%
Debt securities	37%	33%
Other	0%	1%

Total	100%	100%

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

At January 28, 2012 and January 29, 2011, there were no Company related assets in the plan.

Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.

The following table presents the pension plan assets by level within the fair value hierarchy as of January 28, 2012.

(In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
Europacific Growth Fund	$11,754	—	—	$11,754
Harbor Capital Appreciation Fund	12,129	—	—	12,129
Harbor Small Cap Growth Fund	6,279	—	—	6,279
Munder Veracity Small Cap Value Fund	6,574	—	—	6,574
Vanguard Inst Index Fund	11,946	—	—	11,946
Vanguard Russell 1000 Value Index Fund	12,393	—	—	12,393
Debt Securities:
Pimco Long Duration
Total Return Fund	15,845	—	—	15,845
Pimco Total Return Fund	19,319	—	—	19,319
Other:
Cash Equivalents	267	—	—	267
Other (includes receivables and payables)	(63)	—	—	(63)

Total Pension Plan Assets	$96,443	—	—	$96,443

Cash Flows

Return of Assets

There was no return of assets from the plan to the Company in Fiscal year 2012 and no plan assets are projected to be returned to the Company in Fiscal 2013.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Contributions

There was no ERISA cash requirement for the plan in 2011 and none is projected to be required in 2012. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Estimated Future Benefit Payments

Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other benefits ($ in millions)
2012	$8.6	$0.2
2013	8.5	0.2
2014	8.5	0.2
2015	8.4	0.2
2016	8.2	0.2
2017 – 2021	38.8	1.2

Section 401(k) Savings Plan

The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to change the formula for matching contributions. Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $4.2 million for Fiscal 2012, $3.8 million for Fiscal 2011 and $3.2 million for Fiscal 2010.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Earnings Per Share

	For the Year Ended January 28, 2012			For the Year Ended January 29, 2011			For the Year Ended January 30, 2010
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$82,984			$54,547			$29,086
Less: Preferred stock dividends	(193)			(197)			(198)

Basic EPS
Income available to common shareholders	82,791	23,234	$3.56	54,350	23,209	$2.34	28,888	21,471	$1.35

Effect of Dilutive Securities
Options and restricted stock		511			431			210
Convertible preferred stock(1)	141	55		58	26		-0-	-0-
4 1/8% Convertible Subordinated Debentures(2)	-0-	-0-		-0-	-0-		1,911	1,768
Employees’ preferred stock(3)		48			50			51

Diluted EPS
Income available to common shareholders plus assumed conversions	$82,932	23,848	$3.48	$54,408	23,716	$2.29	$30,799	23,500	$1.31

(1)	The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for Fiscal 2012. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share for Fiscal 2012. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings for Fiscal 2011. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2011. The amount of the dividend on Series 1 and Series 4 convertible preferred stock per common share obtainable on conversion of the preferred stock was higher than basic earnings for Fiscal 2011. Therefore, conversion of Series 1 and Series 4 preferred shares were not reflected in diluted earnings per share for Fiscal 2011 because it would have been antidilutive. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock is higher than basic earnings per share for Series 1, Series 3 and Series 4 for Fiscal 2010. Therefore, conversion of Series 1, Series 3 and Series 4 convertible preferred stock is not reflected in diluted earnings per share for Fiscal 2010, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 25,306 and 24,512 and 5,147, respectively, as of January 28, 2012.
(2)	The Company converted the 4 1/8% Convertible Subordinated Debentures to common stock during Fiscal 2010, therefore the convertible debentures are not reflected in diluted earnings per share for Fiscal 2012 or 2011.
(3)	The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Earnings Per Share, Continued

All outstanding options to purchase shares of common stock at the end of Fiscal 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares.

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

The weighted shares outstanding reflects the effect of stock buy back programs. The Company repurchased 85,000 shares at a cost of $2.0 million during Fiscal 2010, which was not paid at the end of Fiscal 2010 but included in other accrued liabilities on the Consolidated Balance Sheets. During the first quarter of Fiscal 2011, the board increased the total repurchase authorization under its common stock repurchase plan to $35.0 million. The board restored the total repurchase authorization in the third quarter of Fiscal 2011 to $35.0 million. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011. All of the $24.8 million in repurchases for Fiscal 2011, except $0.6 million, were repurchased under the original $35.0 million authorization made during the first quarter of Fiscal 2011. The Company did not repurchase any shares during Fiscal 2012.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 28, 2012, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans

The Company has two fixed stock incentive plans. Under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”), effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.5 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company may grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year over four years.

For Fiscal 2012, 2011 and 2010, the Company recognized share-based compensation cost of less than $1,000, $0.2 million and $0.4 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $4.7 million, $1.4 and $0.0 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2012, 2011 and 2010, respectively.

The Company did not grant any shares of fixed stock options in Fiscal 2012, 2011 or 2010.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans, Continued

A summary of fixed stock option activity and changes for Fiscal 2012, 2011 and 2010 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, January 31, 2009	1,043,759	$23.90

Granted	-0-	—
Exercised	(28,500)	14.04
Forfeited	(19,679)	31.16

Outstanding, January 30, 2010	995,580	$24.04

Granted	-0-	—
Exercised	(118,450)	18.77
Forfeited	-0-	—

Outstanding, January 29, 2011	877,130	$24.75

Granted	-0-	—
Exercised	(390,357)	24.82
Forfeited	-0-	—

Outstanding, January 28, 2012	486,773	$24.70	2.51	$17,965

Exercisable, January 28, 2012	486,773	$24.70	2.51	$17,965

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2012, 2011 and 2010 was $10.3 million, $2.3 million and $0.4 million, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its fixed stock incentive plans as of January 28, 2012, is presented below:

Nonvested Fixed Stock Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 29, 2011	587	$16.28
Granted	-0-	—
Vested	(587)	16.28
Forfeited	-0-	—

Nonvested at January 28, 2012	-0-	$0.00

As of January 28, 2012 there was no unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above.

Cash received from option exercises under all share-based payment arrangements for Fiscal 2012, 2011 and 2010 was $9.7 million, $2.2 million and $0.4 million, respectively.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2009 and 2005 Plans permit the board of directors to grant restricted stock to non-employee directors on the date of the annual meeting of shareholders at which an outside director is first elected (“New Director Grants”). The outside director restricted stock so granted is to vest with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares have vested, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. There were no shares issued in New Director Grants in Fiscal 2012, 2011 and 2010.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans, Continued

In addition, the 2009 and 2005 Plans permit an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the “Retainer Stock”). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director’s ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. There were no retainer shares issued in Fiscal 2012, 2011 or 2010.

Also pursuant to the 2005 Plan, annually on the date of the annual meeting of shareholders, beginning in Fiscal 2007, each outside director received restricted stock valued at $60,000 based on the average of stock prices for the first five days in the month of the annual meeting of shareholders. The outside director restricted stock vests with respect to one-third of the shares each year as long as the director is still serving as a director. Once the shares vest, the director is restricted from selling, transferring, pledging or assigning the shares for an additional two years. Under the 2009 Plan, director stock awards were made during Fiscal 2012, 2011 and 2010 on substantially the same terms as grants under the 2005 Plan except for Fiscal 2012, the restricted stock was valued at $70,000 and the vesting period was changed to one year. For Fiscal 2012, 2011 and 2010, the Company issued 14,643 shares, 17,838 shares and 21,204 shares, respectively, of director restricted stock.

For Fiscal 2012, 2011 and 2010, the Company recognized $0.8 million, $0.5 million and $0.4 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans, Continued

Employee Restricted Stock

Under the 2009 Plan, the Company issued 289,407 shares, 404,995 shares and 383,745 shares of employee restricted stock in Fiscal 2012, 2011 and 2010, respectively. Of the 383,745 shares issued in Fiscal 2010, 359,096 shares and the shares issued in Fiscal 2011 and 2012 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The additional 24,649 shares issued in Fiscal 2010 vest one-third per year over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $6.9 million, $7.3 million and $6.2 million for Fiscal 2012, 2011 and 2010, respectively. A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 28, 2012 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2009	508,333	$24.60

Granted	383,745	19.25
Vested	(138,714)	26.70
Withheld for federal taxes	(65,299)	26.32
Forfeited	(11,951)	25.97

Nonvested at January 30, 2010	676,114	20.94

Granted	404,995	28.41
Vested	(179,684)	23.09
Withheld for federal taxes	(81,731)	23.15
Forfeited	(1,575)	19.40

Nonvested at January 29, 2011	818,119	23.95

Granted	289,407	45.14
Vested	(227,691)	22.58
Withheld for federal taxes	(93,089)	22.42
Forfeited	(14,081)	27.38

Nonvested at January 28, 2012	772,665	$32.41

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Share-Based Compensation Plans, Continued

As of January 28, 2012 there was $20.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.87 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation – Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 2,717 shares, 4,230 shares and 4,350 shares to employees in Fiscal 2012, 2011 and 2010, respectively.

Stock Purchase Plans

Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $101,000 and $109,000 at January 28, 2012 and January 29, 2011, respectively, and were secured at January 28, 2012, by 5,625 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Legal Proceedings

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $-0- to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated cost of approximately $10.7 million.

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

Notes to Consolidated Financial Statements

Note 13

Legal Proceedings, Continued

In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan’s implementation is substantially complete and the Company expects, based on its present understanding of the condition of the site, that its future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on its financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, the Company had accrued $13.0 million as of January 28, 2012, $15.5 million as of January 29, 2011 and $15.9 million as of January 30, 2010. All such provisions reflect the Company’s estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets. The Company has made pretax accruals for certain of these contingencies, including approximately $1.8 million reflected in Fiscal 2012, $2.9 million in Fiscal 2011 and $0.8 million in Fiscal 2010. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations.

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

On June 22, 2011, the Company removed to the U.S. District Court for the Eastern District of California Overton v. Hat World, Inc., a putative class action against its subsidiary, Hat World, Inc., alleging various violations of the California Labor Code, including failure to comply with certain itemized wage statement requirements, failure to reimburse expenses, forced patronization, and failure to provide adequate seats to employees. The Company and plaintiff’s counsel have reached an agreement in principle to settle the action, subject to definitive documentation and court approval. The Company expects that the proposed settlement will not have a material effect on its financial condition or results of operations.

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

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgement interest and injunctive relief. The Company intends to defend the matter.

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

Note 14

Business Segment Information

During Fiscal 2012 the Company operated six reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Shi by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Underground Station Group, comprised of the Underground Station retail footwear chain and e-commerce operations; (iii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iv) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (v) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (vi) Licensed Brands, comprised primarily of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company.

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

Corporate assets include cash, prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, restructuring charges and other, including major litigation and the loss on early retirement of debt.

Fiscal 2012 In thousands	Journeys Group	Underground Station Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$927,743	$92,373	$212,262	$759,671	$201,725	$97,721	$1,116	$2,292,611
Intercompany sales	-0-	-0-	-0-	(347)	-0-	(277)	-0-	(624)

Net sales to external customers	$927,743	$92,373	$212,262	$759,324	$201,725	$97,444	$1,116	$2,291,987

Segment operating income (loss)	$82,785	$(333)	$11,711	$82,349	$13,682	$9,456	$(53,103)	$146,547
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	-0-	(2,677)	(2,677)

Earnings from operations	82,785	(333)	11,711	82,349	13,682	9,456	(55,780)	143,870
Interest expense	-0-	-0-	-0-	-0-	-0-	-0-	(5,157)	(5,157)
Interest income	-0-	-0-	-0-	-0-	-0-	-0-	65	65

Earnings from continuing operations before income taxes	$82,785	$(333)	$11,711	$82,349	$13,682	$9,456	$(60,872)	$138,778

Total assets**	$234,129	$25,202	$205,313	$489,512	$79,321	$34,974	$168,814	$1,237,265
Depreciation and amortization	18,965	1,777	4,602	22,541	3,538	285	2,029	53,737
Capital expenditures	10,885	240	7,406	24,497	1,894	718	3,816	49,456

*	Restructuring and other includes a $1.1 million charge for asset impairments, of which $0.5 million is in the Journeys Group, $0.3 million in the Lids Sports Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Underground Station Group.
**	Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $99.9 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $6.5 million of additions in Fiscal 2012 resulting from small acquisitions and the Schuh Group goodwill is due to the acquisition of Schuh in the second quarter of Fiscal 2012 of $102.9 million which has been decreased by $3.0 million due to foreign currency translation adjustment.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Business Segment Information, Continued

Fiscal 2011 In thousands	Journeys Group	Underground Station Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$804,149	$94,351	$603,533	$185,012	$101,839	$1,339	$1,790,223
Intercompany sales	-0-	-0-	(188)	(1)	(195)	-0-	(384)

Net sales to external customers	$804,149	$94,351	$603,345	$185,011	$101,644	$1,339	$1,789,839

Segment operating income (loss)	$52,639	$(2,997)	$56,026	$7,595	$12,359	$(30,972)	$94,650
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(8,567)	(8,567)

Earnings (loss) from operations	52,639	(2,997)	56,026	7,595	12,359	(39,539)	86,083
Interest expense	-0-	-0-	-0-	-0-	-0-	(1,130)	(1,130)
Interest income	-0-	-0-	-0-	-0-	-0-	8	8

Earnings (loss) from continuing operations before income taxes	$52,639	$(2,997)	$56,026	$7,595	$12,359	$(40,661)	$84,961

Total assets**	$240,567	$27,768	$435,016	$72,393	$38,152	$147,186	$961,082
Depreciation and amortization	20,835	2,170	18,627	3,754	217	2,135	47,738
Capital expenditures	6,422	1,332	17,908	1,687	27	1,923	29,299

*	Restructuring and other includes a $7.2 million charge for asset impairments, of which $4.8 million is in the Journeys Group, $1.0 million in the Lids Sports Group, $0.7 million in the Johnston & Murphy Group and $0.7 million in the Underground Station Group.
**	Total assets for Lids Sports Group include $152.5 million goodwill which includes $33.5 million of additions in Fiscal 2011 resulting from acquisitions. Total assets for Licensed Brands include $0.8 million goodwill due to the Keuka Footwear acquisition.

Fiscal 2010 In thousands	Journeys Group	Underground Station Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$749,202	$99,458	$465,878	$166,081	$93,291	$643	$1,574,553
Intercompany sales	-0-	-0-	(102)	(2)	(97)	-0-	(201)

Net sales to external customers	$749,202	$99,458	$465,776	$166,079	$93,194	$643	$1,574,352

Segment operating income (loss)	$42,090	$(4,809)	$42,708	$4,725	$11,974	$(22,905)	$73,783
Restructuring and other*	-0-	-0-	-0-	-0-	-0-	(13,361)	(13,361)

Earnings (loss) from operations	42,090	(4,809)	42,708	4,725	11,974	(36,266)	60,422
Loss on early retirement of debt	-0-	-0-	-0-	-0-	-0-	(5,518)	(5,518)
Interest expense	-0-	-0-	-0-	-0-	-0-	(4,430)	(4,430)
Interest income	-0-	-0-	-0-	-0-	-0-	14	14

Earnings (loss) from continuing operations before income taxes	$42,090	$(4,809)	$42,708	$4,725	$11,974	$(46,200)	$50,488

Total assets**	$246,000	$28,497	$333,634	$67,705	$27,293	$160,523	$863,652
Depreciation and amortization	23,839	2,669	14,732	3,891	174	2,157	47,462
Capital expenditures	14,664	158	13,959	3,633	64	1,347	33,825

*	Restructuring and other includes a $13.3 million charge for asset impairments, of which $9.5 million is in the Journeys Group, $2.1 million in the Lids Sports Group, $0.9 million in the Johnston & Murphy Group and $0.8 million in the Underground Station Group.
**	Total assets for Lids Sports Group include $119.0 million goodwill.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Quarterly Financial Information (Unaudited)

(In thousands, except	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
per share amounts)	2012		2011		2012		2011		2012		2011		2012		2011		2012	2011
Net sales	$481,502		$400,853		$470,591		$363,654		$616,525		$464,838		$723,369		$560,494		$2,291,987	$1,789,839

Gross margin	247,542		208,071		237,284		184,044		312,152		236,741		357,071		272,991		1,154,049	901,847

Earnings (loss) from continuing operations before income taxes	25,011	(1)	14,316	(3)	570	(4)	(3,649	)(6)	44,043	(8)	26,373	(10)	69,154	(11)	47,921	(12)	138,778	84,961

Earnings (loss) from continuing operations	14,975		8,563		350		(2,396)		26,161		16,967		41,498		31,413		82,984	54,547

Net earnings (loss)	14,793	(2)	8,616		(392	)(5)	(3,183	)(7)	26,088	(9)	16,917		41,470		30,861	(13)	81,959	53,211

Diluted earnings (loss) per common share:
Continuing operations	.63		.36		.01		(.10)		1.09		.72		1.72		1.34		3.48	2.29
Net earnings (loss)	.63		.36		(.02)		(.14)		1.09		.72		1.72		1.31		3.43	2.24

(1)	Includes a net restructuring and other charge of $1.2 million (see Note 3).
(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).
(3)	Includes a net restructuring and other charge of $2.4 million (see Note 3).
(4)	Includes a net restructuring and other charge of $0.4 million (see Note 3).
(5)	Includes a loss of $0.7 million, net of tax, from discontinued operations (see Note 3).
(6)	Includes a net restructuring and other charge of $2.0 million (see Note 3).
(7)	Includes a loss of $0.8 million, net of tax, from discontinued operations (see Note 3).
(8)	Includes a net restructuring and other charge of $0.3 million (see Note 3).
(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).
(10)	Includes a net restructuring and other charge of $2.2 million (see Note 3).
(11)	Includes a net restructuring and other charge of $0.8 million (see Note 3).
(12)	Includes a net restructuring and other charge of $2.0 million (see Note 3).
(13)	Includes a loss of $0.5 million, net of tax, from discontinued operations (see Note 3).

ITEM 9,	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of January 28, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, we have excluded Schuh Group Ltd. from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. The total assets and net assets of Schuh Group Ltd. excluded from management’s assessment constituted $251.3 million, or 20.3%, and $123.1 million, or 17.2%, respectively, as of January 28, 2012 and $212.3 million, or 9.3%, and $6.2 million, or 7.5%, of net sales and net earnings, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Schuh Group Ltd. because of the timing of the acquisition, which was completed on June 23, 2011. Based on this assessment, management believes that, as of January 28, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

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

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2012, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.

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

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2012, to be filed with the Securities and Exchange Commission.

ITEM 12,	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2012, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 28, 2012 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	486,773	$24.70	2,269,247

Equity compensation plans not approved by security holders	—	—	—

Total	486,773	$24.70	2,269,247

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13,	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2012, to be filed with the Securities and Exchange Commission.

ITEM 14,	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2012, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15,	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets, January 28, 2012 and January 29, 2011

Consolidated Statements of Operations, each of the three fiscal years ended 2012, 2011 and 2010

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2012, 2011 and 2010

Consolidated Statements of Equity, each of the three fiscal years ended 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Financial Statement Schedules

II—Valuation and Qualifying Accounts, each of the three fiscal years ended 2012, 2011 and 2010

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 129.

Exhibits

(2) a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1—3083).

b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).

c.	Sale and Purchase Agreement, dated as of June 23, 2011, by and among Genesco Inc., Schuh Group Limited, Genesco (UK) Limited and the persons listed on Schedule 1 thereto. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits from this agreement are omitted, but will be provided supplementally to the Commission upon request.) Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).

d.	£25 million Loan Note Instrument of Genesco (UK) Limited dated June 23, 2011. Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).

(3) a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).

b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(4) a.	Second Amended and Restated Rights Agreement dated as of April 18, 2010. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed April 9, 2010 (File No. 1-3083).

b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.

(10) a.	Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among the Company, certain subsidiaries of the Company party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2011 (File No. 1-3083). First Amendment to Second Amended and Restated Credit Agreement, dated June 23, 2011, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).

b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

e.	Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 15, 2009. Amended and Restated Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 13, 2011.

f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011. Genesco Inc. Supplemental EVA Incentive Compensation Plan for the Period July 31, 2011 – January 28, 2012.

g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

i.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

j.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

k.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.

l.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

m.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).

n.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.

o.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

p.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.

q.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

r.	First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

s.	Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington. Incorporated by reference to Exhibit (10)t to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

t.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

u.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

v.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*

w.	Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*

x.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

y.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

z.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.

aa.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).

bb.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

cc.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).

dd.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).

ee.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).

ff.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).

gg.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).

(21)	Subsidiaries of the Company.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 127.

(24)	Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.

Exhibits (10)b through (10)k, (10)q through (10)s and (10)x through (10)bb are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-62653, 333-08463, 333-104908, 333-128201 and 333-160339) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our reports dated March 28, 2012, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries, included in this Annual Report (Form 10-K) for the year ended January 28, 2012.

We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the 1996 Employee Stock Purchase Plan of Genesco Inc. of our report dated March 28, 2012 with respect to the financial statements of the Genesco Inc. Employee Stock Purchase Plan, included as an exhibit to this Annual Report (Form 10-K) for the year ended January 28, 2012.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/James S. Gulmi

James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2012.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director

/s/James S. Gulmi	Senior Vice President – Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *	Thurgood Marshall, Jr. *

*By     /s/Roger G. Sisson

            Roger G. Sisson

            Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 28, 2012

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended January 28, 2012

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)		Ending Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$2,239	$2,001	$(114	)(1)	$4,126
Allowance for cash discounts	8	-0-	4	(2)	12
Allowance for wholesale sales returns	819	-0-	1,430	(3)	2,249
Allowance for customer deductions	50	-0-	28	(4)	78
Allowance for co-op advertising	185	-0-	250	(5)	435

Totals	$3,301	$2,001	$1,598		$6,900

Year Ended January 29, 2011

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)		Ending Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,477	$1,078	$(316	)(1)	$2,239
Allowance for cash discounts	6	-0-	2	(2)	8
Allowance for wholesale sales returns	1,368	-0-	(549	)(3)	819
Allowance for customer deductions	27	-0-	23	(4)	50
Allowance for co-op advertising	354	-0-	(169	)(5)	185

Totals	$3,232	$1,078	$(1,009)		$3,301

Year Ended January 30, 2010

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)		Ending Balance
Reserves deducted from assets in the balance sheet:
Allowance for bad debts	$1,262	$400	$(185	)(1)	$1,477
Allowance for cash discounts	3	-0-	3	(2)	6
Allowance for wholesale sales returns	1,377	-0-	(9	)(3)	1,368
Allowance for customer deductions	79	-0-	(52	)(4)	27
Allowance for co-op advertising	331	-0-	23	(5)	354

Totals	$3,052	$400	$(220)		$3,232

Note:	Most subsidiaries and branches charge credit and collection expense directly to profit and loss. Adding such charges of $16,000 in 2012, $17,000 in 2011 and $9,000 in 2010 to the addition above, the total bad debt expense amounted to $2.0 million in 2012, $1.1 million in 2011 and $0.4 million in 2010.

(1)	Bad debt charged to reserve.
(2)	Adjustment of allowance for estimated discounts to be allowed subsequent to period end on receivables at same date.
(3)	Adjustment of allowance for sales returns to be allowed subsequent to period end on receivables at same date.
(4)	Adjustment of allowance for customer deductions to be allowed subsequent to period end on receivables at same date.
(5)	Adjustment of allowance for estimated co-op advertising to be allowed subsequent to period end on receivables at same date.