Form 10-K/A
period 2012-01-28
GENESCO INC
filed 2012-04-26
CIK 18498

UNITED STATES

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Genesco Inc.’s Annual Report on Form 10-K for the period ended January 28, 2012, filed with the Securities and Exchange Commission dated March 28, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-K, as allowed by the 30-day grace period for the first period in which financial statement detail tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

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

PART IV

ITEM 15,	EXHIBITS

Exhibits

(2)	a.	Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1 - 3083).*

	b.	Stock Purchase Agreement, dated December 9, 2006, by and among Hat World, Inc., Hat Shack, Inc. and all the shareholders of Hat Shack, Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 12, 2006 (File No. 1-3083).*

	c.	Sale and Purchase Agreement, dated as of June 23, 2011, by and among Genesco Inc., Schuh Group Limited, Genesco (UK) Limited and the persons listed on Schedule 1 thereto. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits from this agreement are omitted, but will be provided supplementally to the Commission upon request.) Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).*

	d.	£25 million Loan Note Instrument of Genesco (UK) Limited dated June 23, 2011. Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).*

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).*

	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.*

(4)	a.	Second Amended and Restated Shareholders Rights Agreement dated as of April 18, 2010. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed April 9, 2010 (File No. 1-3083).*

	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003.*

(10)	a.	Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among the Company, certain subsidiaries of the Company party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2011 (File No. 1-3083). First Amendment to Second Amended and Restated Credit Agreement, dated June 23, 2011, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).*

b.	Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.*

c.	1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

d.	Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.*

e.	Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 15, 2009. Amended and Restated Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 13, 2011.*

f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011. Genesco Inc. Supplemental EVA Incentive Compensation Plan for the Period July 31, 2011 – January 28, 2012.*

g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.*

h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.*

i.	Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.*

j.	Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.*

k.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*

l.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.*

m.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).*

n.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.*

o.	Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.*

p.	Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993.*

q.	Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.*

r.	First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.*

s.	Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington. Incorporated by reference to Exhibit (10)t to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.*

t.	Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

u.	Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.*

v.	Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.*

w.	Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*

x.	Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.*

y.	Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.*

z.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.*

aa.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).*

bb.	Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.*

cc.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).*

dd.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).*

ee.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).*

ff.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).*

	gg.	Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).*

(21)		Subsidiaries of the Company.*

(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

(24)		Power of Attorney*

(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(99)		Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21.*

101.INS		XBRL Instance Document**

101.SCH		XBRL Schema Document**

101.CAL		XBRL Calculation Linkbase Document**

101.DEF		XBRL Definition Linkbase Document**

101.LAB		XBRL Label Linkbase Document**

101.PRE		XBRL Presentation Linkbase Document**

*	Previously filed or furnished, as applicable, as an exhibit to the Genesco Inc. Annual Report on Form 10-K (File No. 1-3083) filed with the SEC.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer

Date: April 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the twenty sixth day of April, 2012.

/s/ Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director

/s/ James S. Gulmi	Senior Vice President – Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/ Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Ben T. Harris *

James W. Bradford*	Kathleen Mason *

Robert V. Dale *	Thurgood Marshall, Jr. *

*By	/s/ Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact