Form 10-Q
period 2012-04-28
GENESCO INC
filed 2012-06-07
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended April 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 367-7000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 25, 2012, 24,493,630 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	April 28, 2012	January 28, 2012	April 30, 2011
Current Assets
Cash and cash equivalents	$54,824	$53,790	$56,760
Accounts receivable, net of allowances of $7,146 at April 28, 2012,
$6,900 at January 28, 2012 and $4,359 at April 30, 2011	47,733	43,713	43,858
Inventories	445,245	435,113	371,802
Deferred income taxes	22,678	22,541	19,522
Prepaids and other current assets	43,083	40,155	34,333
Total current assets	613,563	595,312	526,275

Property and equipment:
Land	6,159	6,118	4,863
Buildings and building equipment	20,403	20,260	17,992
Computer hardware, software and equipment	119,609	116,920	96,785
Furniture and fixtures	130,960	127,949	105,099
Construction in progress	11,687	7,158	8,093
Improvements to leased property	301,302	299,775	281,296
Property and equipment, at cost	590,120	578,180	514,128
Accumulated depreciation	(361,959)	(350,491)	(318,063)
Property and equipment, net	228,161	227,689	196,065
Deferred income taxes	28,813	28,152	19,822
Goodwill	263,062	259,759	153,301
Trademarks, net of accumulated amortization of
$2,523 at April 28, 2012, $2,246 at January 28, 2012 and
$1,440 at April 30, 2011	78,873	78,276	52,213
Other intangibles, net of accumulated amortization of
$14,559 at April 28, 2012, $13,645 at January 28, 2012 and
$11,135 at April 30, 2011	14,029	14,808	12,008
Other noncurrent assets	33,872	33,269	12,060
Total Assets	$1,260,373	$1,237,265	$971,744

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	April 28, 2012	January 28, 2012	April 30, 2011
Current Liabilities
Accounts payable	$153,436	$138,938	$127,434
Accrued employee compensation	40,009	53,029	25,355
Accrued other taxes	22,745	26,293	15,029
Accrued income taxes	14,518	16,390	11,655
Current portion – long-term debt	10,290	8,773	—
Other accrued liabilities	50,527	52,789	37,148
Provision for discontinued operations	7,710	8,250	10,128
Total current liabilities	299,235	304,462	226,749
Long-term debt	25,372	31,931	—
Pension liability	23,368	22,201	12,442
Deferred rent and other long-term liabilities	156,307	156,794	83,917
Provision for discontinued operations	4,321	4,267	4,594
Total liabilities	508,603	519,655	327,702
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	4,903	4,957	5,181
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
April 28, 2012 – 24,981,526/24,493,062
January 28, 2012 – 24,757,826/24,269,362
April 30, 2011 – 24,178,159/23,689,695	24,982	24,758	24,178
Additional paid-in capital	158,629	149,479	133,848
Retained earnings	607,558	586,990	519,968
Accumulated other comprehensive loss	(28,647)	(32,966)	(23,668)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)
Total Genesco equity	749,568	715,361	641,650
Noncontrolling interest – non-redeemable	2,202	2,249	2,392
Total equity	751,770	717,610	644,042
Total Liabilities and Equity	$1,260,373	$1,237,265	$971,744

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	$600,144	$481,502
Cost of sales	290,841	233,960
Selling and administrative expenses	273,161	220,773
Asset impairments and other, net	135	1,244
Earnings from operations	36,007	25,525
Interest expense, net:
Interest expense	1,132	516
Interest income	(15)	(2)
Total interest expense, net	1,117	514
Earnings from continuing operations before income taxes	34,890	25,011
Income tax expense	14,099	10,036
Earnings from continuing operations	20,791	14,975
Provision for discontinued operations, net	(177)	(182)
Net Earnings	$20,614	$14,793

Basic earnings per common share:
Continuing operations	$0.88	$0.65
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.87	$0.64
Diluted earnings per common share:
Continuing operations	$0.86	$0.63
Discontinued operations	(0.01)	0.00
Net earnings	$0.85	$0.63

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net earnings	$20,614	$14,793
Other comprehensive income:
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for each period	(11)	54
Foreign currency translation adjustments	4,330	583
Total other comprehensive income	4,319	637
Comprehensive income	$24,933	$15,430

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,614	$14,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,253	12,202
Amortization of deferred note expense and debt discount	198	146
Deferred income taxes	(3,861)	(1,213)
Provision for losses on accounts receivable	1,447	241
Impairment of long-lived assets	46	747
Restricted stock and share-based compensation	2,211	1,596
Provision for discontinued operations	293	300
Tax benefit of stock options exercised	(2,326)	—
Other	358	349
Effect on cash from changes in working capital and other assets and liabilities
Accounts receivable	(5,338)	413
Inventories	(8,906)	(12,066)
Prepaids and other current assets	(2,715)	(589)
Accounts payable	8,405	13,712
Other accrued liabilities	(19,961)	(19,728)
Other assets and liabilities	1,856	1,095
Net cash provided by operating activities	7,574	11,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,118)	(9,597)
Proceeds from asset sales	17	—
Net cash used in investing activities	(14,101)	(9,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	—	(21)
Payments of long-term debt	(1,193)	—
Borrowings under revolving credit facility	34,300	—
Payments on revolving credit facility	(39,300)	—
Tax benefit of stock options and restricted stock exercised	2,326	—
Change in overdraft balances	5,554	(3,278)
Dividends paid on non-redeemable preferred stock	(46)	(49)
Exercise of stock options	4,783	1,839
Other	1	(66)
Net cash provided by (used in) financing activities	6,425	(1,575)
Effect of foreign exchange rate fluctuations on cash	1,136	—
Net Increase in Cash and Cash Equivalents	1,034	826
Cash and cash equivalents at beginning of period	53,790	55,934
Cash and cash equivalents at end of period	$54,824	$56,760
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$859	$285
Income taxes	17,385	12,134

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 29, 2011	$5,183	$24,163	$131,910	$505,224	$(24,305)	$(17,857)	$2,503	$626,821
Net earnings	—	—	—	81,959	—	—	—	81,959
Other comprehensive income (loss)	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and
restricted stock exercises	—	—	4,585	—	—	—	—	4,585
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012	4,957	24,758	149,479	586,990	(32,966)	(17,857)	2,249	717,610
Net earnings	—	—	—	20,614	—	—	—	20,614
Other comprehensive income (loss)	—	—	—	—	4,319	—	—	4,319
Dividends paid on non-redeemable preferred stock	—	—	—	(46)	—	—	—	(46)
Exercise of stock options	—	222	4,561	—	—	—	—	4,783
Employee and non-employee restricted stock	—	—	2,211	—	—	—	—	2,211
Tax benefit of stock options and
restricted stock exercised	—	—	2,326	—	—	—	—	2,326
Other	(54)	2	52	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(47)	(47)
Balance April 28, 2012	$4,903	$24,982	$158,629	$607,558	$(28,647)	$(17,857)	$2,202	$751,770

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2013 ("Fiscal 2013") and of the fiscal year ended January 28, 2012 ("Fiscal 2012"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the newly acquired Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com, and at wholesale, primarily under the Company's Johnston & Murphy brand and the Dockers brand, which the Company licenses for men's footwear. The Company's business also includes Lids Sports, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at April 28, 2012, the Company operated 2,386 retail stores in the U.S., Puerto Rico, Canada, United Kingdom and the Republic of Ireland.

Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation.
The Company integrated the Underground Station operations into the Journeys Group in the first quarter of Fiscal 2013. The former Underground Station stores will be a subset of Journeys Group under the brand "Underground by Journeys." Journeys Group segment net sales, operating income, total assets and depreciation and amortization have been restated by $25.8 million, $1.1 million, $28.0 million and $0.5 million, respectively, for the three months ended April 30, 2011 as a result of combining Underground Station Group with the Journeys Group segment to conform to current year presentation (See Note 9).

Genesco Inc.
and Consolidated Subsidiaries
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

Genesco Inc.
and Consolidated Subsidiaries
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
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.4 million in the first quarter of Fiscal 2013 and Fiscal 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 8.

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
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At April 28, 2012, the Company had a deferred tax valuation allowance of $3.9 million. The Company recorded an effective income tax rate of 40.4% in the first quarter this year compared to 40.1% for the same period last year.

Income tax reserves are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification ("Codification"). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. The Company believes it is reasonably possible that there will be an $8.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions and potential settlements.

Genesco Inc.
and Consolidated Subsidiaries
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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For the first quarter of Fiscal 2013 and 2012, share-based compensation expense related to stock options was zero and less than $1,000, respectively. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the first quarter of Fiscal 2013 and 2012, restricted stock expense was $2.2 million and $1.6 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow. The Company issued 336 and zero shares of director restricted stock for the three months ended April 28, 2012 and April 30, 2011, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Included in cash and cash equivalents at April 28, 2012, January 28, 2012 and April 30, 2011 are cash equivalents of $0.2 million, $0.2 million and $0.3 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At April 28, 2012, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s domestic deposit account balances are currently FDIC insured as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At April 28, 2012, January 28, 2012 and April 30, 2011 outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $44.6 million , $39.0 million and $32.8 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of April 28, 2012.

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
and Consolidated Subsidiaries
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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $18.0 million, $17.6 million and $17.7 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively, and deferred rent of $36.2 million, $35.2 million and $33.5 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $159.1 million for the Lids Sports Group, $103.2 million for the Schuh Group and $0.8 million for Licensed Brands at April 28, 2012 and $152.5 million for the Lids Sports Group and $0.8 million for Licensed Brands at April 30, 2011. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at April 28, 2012 and January 28, 2012 are:

Fair Values
In thousands	April 28, 2012		January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolver Borrowings	$—	$—	$5,000	$5,021
UK Term Loans	35,662	35,823	35,704	35,387

Debt fair values were determined using the income approach which is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2.

Carrying amounts reported on the Condensed Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

Genesco Inc.
and Consolidated Subsidiaries
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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.0 million and $2.4 million for the first quarter of Fiscal 2013 and 2012, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million for each of the first quarters of Fiscal 2013 and 2012. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $9.2 million, $10.4 million and $7.8 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Genesco Inc.
and Consolidated Subsidiaries
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
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $10.7 million and $9.7 million for the first quarter of Fiscal 2013 and 2012, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.6 million, $1.1 million and $1.1 million at April 28, 2012, January 28, 2012 and April 30, 2011.

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

Cooperative advertising costs recognized in selling and administrative expenses were $1.0 million and $0.9 million for the first quarter of Fiscal 2013 and 2012, respectively. During the first quarter of Fiscal of 2013 and 2012, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Genesco Inc.
and Consolidated Subsidiaries
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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.9 million for each of the first quarters of Fiscal 2013 and 2012. During the first quarter of Fiscal 2013 and 2012, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 28, 2012 consisted of $29.6 million of cumulative pension liability adjustments, net of tax, and a cumulative post retirement liability adjustment of $0.3 million, net of tax, offset by a foreign currency translation adjustment of $1.3 million.

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

There were no such contracts outstanding at April 28, 2012. The notional amount of such contracts outstanding at April 30, 2011 was $0.6 million. For the three months ended April 28, 2012, the Company recorded an unrealized loss on foreign currency forward contracts of less than $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major international, national and regional financial institutions with which it enters into such contracts.

The Company estimates that the majority of net hedging losses related to forward exchange contracts will be reclassified from accumulated other comprehensive loss into earnings through higher cost of sales over the succeeding year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Principles
In June 2011, FASB issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company's financial statements. This update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net earnings and other comprehensive income must be presented in the respective statement or statements, as applicable. The Company adopted this update for the first quarter of Fiscal 2013 and has included a separate statement of comprehensive income in its Condensed Consolidated Financial Statements. The adoption did not have a significant impact on the Company’s results of operations or financial position.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 2
Acquisitions and Intangible Assets

Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100.0 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld until satisfaction of certain closing conditions. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 65 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of April 28, 2012. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended April 28, 2012, including net sales of $70.3 million and an operating loss of $(3.0) million, have been included in the Company’s Condensed Consolidated Financial Statements for the three months ended April 28, 2012. During the three months ended April 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $3.0 million. This expense is included in the operating loss for the Schuh Group segment.

Genesco Inc.
and Consolidated Subsidiaries
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

The recorded amounts above are provisional and subject to change. Specifically, amounts for income tax assets, receivables and liabilities pending further review of Schuh’s pre-acquisition tax information, which may change certain estimates and assumptions used, are subject to change.

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
and Consolidated Subsidiaries
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

Three Months Ended - Pro forma
In thousands, except per share data	April 30, 2011
Net sales	$533,290
Earnings from continuing operations	11,477
Earnings per share:
Basic	$0.50
Diluted	$0.49

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.

Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Apr. 28, 2012	Jan. 28, 2012	Apr. 28, 2012	Jan. 28, 2012	Apr. 28, 2012	Jan. 28, 2012	Apr. 28, 2012	Jan. 28, 2012
Gross other intangibles	$12,445	$12,390	$14,116	$14,062	$2,027	$2,001	$28,588	$28,453
Accumulated amortization	(9,827)	(9,477)	(3,798)	(3,292)	(934)	(876)	(14,559)	(13,645)
Net Other Intangibles	$2,618	$2,913	$10,318	$10,770	$1,093	$1,125	$14,029	$14,808

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles was $0.8 million and $0.7 million for the first quarter of Fiscal 2013 and 2012, respectively. The amortization of intangibles will be $4.6 million, $4.1 million, $3.1 million, $2.1 million and $1.6 million for Fiscal 2013, 2014, 2015, 2016 and 2017, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations

Asset Impairments and Other Charges

In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2013, primarily associated with the network intrusion. The Company recorded a pretax charge to earnings of $1.2 million in the first quarter of Fiscal 2012, including $0.7 million for retail store asset impairments, $0.4 million associated with the network intrusion and $0.1 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 29, 2011	$15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)
Balance January 28, 2012	12,517
Additional provision Fiscal 2013	293
Charges and adjustments, net	(779)
Balance April 28, 2012*	12,031
Current provision for discontinued operations	7,710
Total Noncurrent Provision for Discontinued Operations	$4,321

*Includes a $12.5 million environmental provision, including $8.2 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 4
Inventories

In thousands	April 28, 2012	January 28, 2012
Raw materials	$26,845	$30,636
Wholesale finished goods	39,249	53,453
Retail merchandise	379,151	351,024
Total Inventories	$445,245	$435,113

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
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 5
Fair Value, Continued

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of April 28, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 28, 2012	$47	$—	$—	$47	$46

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded less than $0.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended April 28, 2012. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at April 28, 2012. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Service cost	$88	$63	$89	$42
Interest cost	1,244	1,398	39	43
Expected return on plan assets	(1,754)	(1,952)	—	—
Amortization:
Prior service cost	1	1	—	—
Losses	1,598	1,241	21	20
Net amortization	1,599	1,242	21	20
Net Periodic Benefit Cost	$1,177	$751	$149	$105

There is no cash contribution required for the Plan in 2012.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	April 28, 2012			April 30, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$20,791			$14,975

Less: Preferred stock dividends	(46)			(49)

Basic EPS from continuing operations
Income available to
common shareholders	20,745	23,597	$0.88	14,926	22,940	$.65

Effect of Dilutive Securities from continuing operations
Options		532			549
Convertible preferred stock(1)	35	54		14	26
Employees' preferred stock(2)		48			49

Diluted EPS
Income available to common
shareholders plus assumed
conversions	$20,780	24,231	$0.86	$14,940	23,564	$.63

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stock for the three months ended April 28, 2012 and for Series 3 preferred stock for the three months ended April 30, 2011. Therefore, conversion of Series 1, 3 and 4 preferred shares was included in diluted earnings per share for the three months ended April 28, 2012 and conversion of Series 3 preferred shares was included in diluted earnings per share for the three months ended April 30, 2011. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1 and 4 preferred stock for the three months ended April 30, 2011. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share for the three months ended April 30, 2011, because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 24,389, 24,512 and 5,147, respectively, as of April 28, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the first quarter ended April 28, 2012 and April 30, 2011.

The Company did not repurchase any shares during the first quarter ended April 28, 2012 or April 30, 2011.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present worth of approximately $10.7 million.

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
Notes to Condensed Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

The Village of Garden City, New York, has asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village's complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action.

In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company's Whitehall tannery, for use as raw materials in the gluemaking process. The Company has no records indicating that it ever provided raw materials to the gluemaking operation and has not been able to establish whether the EPA's substantive allegations are accurate. The Company, together with other tannery PRPs, has entered into cost sharing agreements and Consent Decrees with the EPA with respect to both sites. Based upon the current estimates of the cost of remediation, the Company's share is expected to be less than $250,000 in total for the two sites. While there is no assurance that the Company's share of the actual cost of remediation will not exceed the estimate, the Company does not presently expect that its aggregate exposure with respect to these two landfill sites will have a material adverse effect on its financial condition or results of operations.

Whitehall Environmental Matters
The Company has performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at the Company's former Volunteer Leather Company facility in Whitehall, Michigan.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan's implementation is substantially complete and the Company expects, based on its present understanding of the condition of the site, that its future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on its financial condition or results of operations.

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $12.5 million as of April 28, 2012, $13.0 million as of January 28, 2012 and $15.2 million as of April 30, 2011. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.4 million reflected in the first quarter of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

California Actions
On March 3, 2011, there was filed in the U.S. District Court for the Eastern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. The Pabst action was removed to the U.S. District Court for the Northern District of California on April 1, 2011. Both complaints allege that the Company's retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys' fees, and other relief. The Company and plaintiffs' counsel have reached an agreement in principle to settle both actions, subject to documentation and court approval. The Company expects that the proposed settlement will not have a material effect on its financial condition or results of operations.

On June 22, 2011, the Company removed to the U.S. District Court for the Eastern District of California Overton v. Hat World, Inc., a putative class action against its subsidiary, Hat World, Inc., alleging various violations of the California Labor Code, including failure to comply with certain itemized wage statement requirements, failure to reimburse expenses, forced patronization, and failure to provide adequate seats to employees. The parties have agreed to settle the action and, on April 25, 2012, the court granted preliminary approval of the settlement. The settlement will not have a material adverse effect on the Company's financial condition or results of operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 8
Legal Proceedings, Continued

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company's acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously and thus have nothing accrued. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect the existing claim and any potential additional claims to have a material effect on its financial condition or results of operations.

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. The Company intends to defend the matter.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. The Company disputes the material allegations in the complaint and intends to defend the matter.

In addition to the matters specifically described in this Note, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial position or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's business and results of operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 9
Business Segment Information

During the three months ended April 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, SureGrip® Footwear and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on the way management organizes the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Schuh Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands. As a result of combining the Underground Station Group with Journeys Group in the first quarter of Fiscal 2013, Journeys Group segment sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated for the three months end April 30, 2011 to conform to the current year presentation.

Corporate assets include cash, prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, asset impairment charges and other, including major litigation.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 9
Business Segment Information, Continued

Three Months Ended
April 28, 2012	Journeys Group	Schuh Group		Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$263,840	$70,312		$183,375	$51,413	$31,343	$177	$600,460
Intercompany Sales	—	—		(239)	—	(77)	—	(316)
Net sales to external customers	$263,840	$70,312		$183,136	$51,413	$31,266	$177	$600,144
Segment operating income (loss)	$25,282	$(2,951)		$19,168	$4,009	$3,365	$(12,731)	$36,142
Asset Impairments and other*	—	—		—	—	—	(135)	(135)
Earnings (loss) from operations	25,282	(2,951)		19,168	4,009	3,365	(12,866)	36,007
Interest expense	—	—		—	—	—	(1,132)	(1,132)
Interest income	—	—		—	—	—	15	15
Earnings (loss) from continuing operations before income taxes	$25,282	$(2,951)		$19,168	$4,009	$3,365	$(13,983)	$34,890
Total assets**	$260,425	$217,501	—	$495,815	$77,931	$33,338	$175,363	$1,260,373
Depreciation and amortization	4,970	2,242		6,509	893	76	563	15,253
Capital expenditures	4,159	2,573		4,501	1,871	55	959	14,118

*Asset Impairments and other includes less than a $0.1 million charge for network intrusion costs.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $103.2 million and $0.8 million of goodwill, respectively.

Three Months Ended
April 30, 2011	Journeys Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$234,517	$169,702	$48,051	$29,016	$308	$481,594
Intercompany Sales	—	(26)	—	(66)	—	(92)
Net sales to external customers	$234,517	$169,676	$48,051	$28,950	$308	$481,502
Segment operating income (loss)	$17,458	$14,004	$2,895	$3,304	$(10,892)	$26,769
Asset Impairments and other*	—	—	—	—	(1,244)	(1,244)
Earnings (loss) from operations	17,458	14,004	2,895	3,304	(12,136)	25,525
Interest expense	—	—	—	—	(516)	(516)
Interest income	—	—	—	—	2	2
Earnings (loss) from continuing operations before income taxes	$17,458	$14,004	$2,895	$3,304	$(12,650)	$25,011
Total assets**	$270,606	$445,176	$72,659	$34,599	$148,704	$971,744
Depreciation and amortization	5,282	5,448	897	66	509	12,202
Capital expenditures	2,073	6,414	407	204	499	9,597

*Asset Impairments and other includes a $0.7 million charge for asset impairments, of which $0.4 million is in the Journeys Group, $0.2 million in the Johnston & Murphy Group and $0.1 million in the Lids Sports Group.

**Total assets for the Lids Sports Group include $152.5 million of goodwill. Total assets for Licensed Brands include $0.8 million of goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company's performance outlook for Fiscal 2013 and beyond.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company's control) include:

•
Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the contingent bonus potentially payable to Schuh management in four years based on the achievement of certain performance objectives.

•	The costs of responding to and liability in connection with the network intrusion described under “Significant Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	The timing and amount of non-cash asset impairments.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and operating results.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The Company's ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at expected expense levels.

•
Deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences.

•	Unexpected changes to the market for the Company's shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•
The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through the newly acquired Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites, and at wholesale, primarily under the Company's Johnston & Murphy® brand, Dockers® brand, SureGrip® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,075 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at April 28, 2012, the Company operated 2,386 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the three months ended April 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, SureGrip® Footwear and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,150 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

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

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 850 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,975 square feet in malls and other locations primarily in the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, luggage and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,500 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. In addition, Johnston & Murphy shoes are also distributed through the Company's wholesale operations to better department and independent specialty stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and in certain other Latin American countries. The Dockers license agreement was renewed May 15, 2009. The Dockers license agreement, as amended, expires on December 31, 2012. The Company acquired SureGrip® Footwear with its Keuka Footwear acquisition in the third quarter of Fiscal 2011. The Company sources and distributes this slip-resistant, occupational footwear to employees in the hospitality, healthcare, and other industries.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) increasing the Company's store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases. The pace of the Company's organic growth may be limited by saturation of its markets and by economic conditions. To address potential saturation of the U.S. market, certain of the Company's retail businesses, other than the Lids Sports Group, have opened retail stores in Canada, beginning in Fiscal 2011.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material,

including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the relatively high level of current unemployment and any future economic contraction, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 24.6% during the first quarter of Fiscal 2013 compared to same quarter of Fiscal 2012. The increase reflected (i) the acquisition of the Schuh Group in the second quarter last year, which contributed $70.3 million in sales during the three months ended April 28, 2012, (ii) a 13% increase in Journeys Group sales, (iii) an 8% increase in Lids Sports Group sales, (iv) a 7% increase in Johnston & Murphy Group sales, and (v) an 8% increase in Licensed Brands sales. Gross margin as a percentage of sales was up slightly at 51.5% during the first quarter of Fiscal 2013, compared to 51.4% for the same period last year. Selling and administrative expenses decreased as a percentage of net sales during the first quarter of Fiscal 2013, reflecting expense decreases as a percentage of net sales in all of the Company's business segments. Earnings from operations increased as a percentage of net sales during the first quarter of Fiscal 2013, reflecting improved earnings from operations as a percentage of net sales in all the Company's business segments operated, except Licensed Brands.

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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 65 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of April 28, 2012. The Company believes the acquisition will enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended April 28, 2012, including net sales of $70.3 million and an operating loss of $(3.0) million, have been included in the Company’s Condensed Consolidated Financial Statements for the three months ended April 28, 2012. During the three months ended April 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $3.0 million. This expense is included in the operating loss for the Schuh Group segment.

Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company's acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously and thus have nothing accrued. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect the existing claim and any potential additional claims to have a material effect on its financial condition or results of operations.

Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2013, primarily associated with the network intrusion. The Company recorded a pretax charge to earnings of $1.2 million in the first quarter of Fiscal 2012, including $0.7 million for retail store asset impairments, $0.4 million associated with the network intrusion and $0.1 million for other legal matters.

Comparable Store Sales
Comparable store sales begin in the fifty-third week of a store's operation. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format. Unless otherwise specified, e-commerce and catalog sales are excluded from comparable store sales calculations.

Results of Operations - First Quarter Fiscal 2013 Compared to Fiscal 2012

The Company's net sales in the first quarter ended April 28, 2012 increased 24.6% to $600.1 million from $481.5 million in the first quarter ended April 30, 2011. Gross margin increased 24.9% to $309.3 million in the first quarter this year from $247.5 million in the same period last year and increased as a percentage of net sales from 51.4% to 51.5%. Selling and administrative expenses in the first quarter this year increased 23.7% from the first quarter last year but decreased as a percentage of net sales from 45.9% to 45.5%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended April 28, 2012 were $34.9 million compared to $25.0 million for the first quarter ended April 30, 2011. Pretax earnings for the first quarter ended April 28, 2012 included asset impairment and other charges of $0.1 million primarily associated with the network intrusion. Pretax earnings for the first quarter ended April 30, 2011 included asset impairment and other charges of $1.2 million, primarily for retail store asset impairments, network intrusion costs and other legal matters.

Net earnings for the first quarter ended April 28, 2012 were $20.6 million ($0.85 diluted earnings per share) compared to $14.8 million ($0.63 diluted earnings per share) for the first quarter ended April 30, 2011. The Company recorded an effective income tax rate of 40.4% in the first quarter this year compared to 40.1% in the same period last year.

Journeys Group

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(dollars in thousands)
Net sales	$263,840	$234,517	12.5%
Earnings from operations	$25,282	$17,458	44.8%
Operating margin	9.6%	7.4%

Net sales from Journeys Group increased 12.5% to $263.8 million for the first quarter ended April 28, 2012 compared to $234.5 million for the same period last year. The increase reflects primarily a 12% increase in comparable store sales. The comparable store sales increase reflected a 3% increase in footwear unit comparable sales and an 8% increase in average price per pair of shoes, reflecting changes in pricing, product mix and lower markdowns. Unit sales increased 3% during the same period. Journeys Group operated 1,154 stores at the end of the first quarter of Fiscal 2013, including 152 Journeys Kidz stores, 53 Shi by Journeys stores, 135 Underground by Journeys stores and 18 Journeys stores in Canada, compared to 1,156 stores at the end of the first quarter last year, including 149 Journeys Kidz stores, 54 Shi by Journeys stores, 145 Underground by Journeys stores and three Journeys stores in Canada.

Journeys Group earnings from operations for the first quarter ended April 28, 2012 increased 44.8% to $25.3 million compared to $17.5 million for the first quarter ended April 30, 2011. The increase was due to increased net sales, increased gross margin as a percentage of sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs and depreciation.

Schuh Group

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(dollars in thousands)
Net sales	$70,312	$—	NM
Loss from operations	$(2,951)	$—	NM
Operating margin	(4.2)%	—%

Net sales from the Schuh Group were $70.3 million for the first quarter ended April 28, 2012. Schuh Group operated 65 stores and 14 concessions at the end of the first quarter of Fiscal 2013.

Schuh Group loss from operations was $(3.0) million for the first quarter ended April 28, 2012. The loss included $3.0 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also includes $2.5 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(dollars in thousands)
Net sales	$183,136	$169,676	7.9%
Earnings from operations	$19,168	$14,004	36.9%
Operating margin	10.5%	8.3%

Net sales from Lids Sports Group increased 7.9% to $183.1 million for the first quarter ended April 28, 2012 compared to $169.7 million for the same period last year, reflecting primarily a 4% increase in comparable store sales and a 2% increase in average Lids stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable store sales increase reflected a 3% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends. The average price per hat was flat for the first quarter this year. Lids Sports Group operated 1,001 stores at the end of the first quarter of Fiscal 2013, including 84 Lids stores in Canada and 110 Lids Locker Room and Clubhouse stores, compared to 980 stores at the end of the first quarter last year, including 74 Lids stores in Canada and 102 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the first quarter ended April 28, 2012 increased 36.9% to $19.2 million compared to $14.0 million for the first quarter ended April 30, 2011. The increase was due to increased headwear sales, increased gross margin as a percentage of sales and to decreased expenses as a percentage of net sales, primarily reflecting leverage from positive comparable store sales in rent and selling salaries.

Johnston & Murphy Group

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(dollars in thousands)
Net sales	$51,413	$48,051	7.0%
Earnings from operations	$4,009	$2,895	38.5%
Operating margin	7.8%	6.0%

Johnston & Murphy Group net sales increased 7.0% to $51.4 million for the first quarter ended April 28, 2012 from $48.1 million for the first quarter ended April 30, 2011, reflecting primarily a 4% increase in comparable store sales and a 14% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 18% in the first quarter of Fiscal 2013 while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 70.3% of Johnston & Murphy Group segment sales in the first quarter this year, down from 72.1% in the first quarter last year. The comparable store sales increase in the first quarter ended April 28, 2012 reflects a 6% increase in average price per pair of shoes for Johnston & Murphy retail operations offset by a 1% decrease in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2013 included 152 Johnston & Murphy shops and factory stores compared to 155 Johnston & Murphy shops and factory stores at the end of the first quarter of Fiscal 2012.

Johnston & Murphy Group earnings from operations for the first quarter ended April 28, 2012 increased 38.5% to $4.0 million compared to $2.9 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales. Expenses reflected positive leverage from the increase in comparable store sales and increased wholesale sales.

Licensed Brands

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(dollars in thousands)
Net sales	$31,266	$28,950	8.0%
Earnings from operations	$3,365	$3,304	1.8%
Operating margin	10.8%	11.4%

Licensed Brands' net sales increased 8.0% to $31.3 million for the first quarter ended April 28, 2012, from $29.0 million for the first quarter ended April 30, 2011. The sales increase reflects primarily $2.2 million of increased sales from Dockers Footwear. Unit sales for Dockers Footwear increased 5% for the first quarter this year and the average price per pair of Dockers shoes increased 4% compared to the same period last year.

Licensed Brands' earnings from operations for the first quarter ended April 28, 2011 increased 1.8% to $3.4 million compared to $3.3 million for the same period last year. The increase in earnings from operations was due to increased net sales and decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended April 28, 2012 was $12.9 million compared to $12.1 million for the first quarter ended April 30, 2011. Corporate expense in the first quarter this year included $0.1 million in asset impairment and other charges, primarily associated with the network intrusion. Last year's expense in the first quarter included $1.2 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion costs and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus accruals as a result of increased earnings in the first quarter this year compared to the first quarter last year.

Interest expense increased from $0.5 million in the first quarter ended April 30, 2011 to $1.1 million for the first quarter ended April 28, 2012, reflecting primarily interest on the additional debt assumed in connection with the Schuh acquisition.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	April 28, 2012	January 28, 2012	April 30, 2011
	(dollars in millions)
Cash and cash equivalents	$54.8	$53.8	$56.8
Working capital	$314.3	$290.9	$299.5
Long-term debt	$35.7	$40.7	$—

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $7.6 million in the first three months of Fiscal 2013 compared to $12.0 million in the first three months of Fiscal 2012. The $4.4 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in accounts receivable payable and accounts payable of $5.8 million and $5.3 million, respectively, offset by increased earnings. The $5.8 million decrease in cash flow from accounts receivable reflects increased sales in the footwear wholesale businesses. The $5.3 million decrease in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.

The $8.9 million increase in inventories at April 28, 2012 from January 28, 2012 levels reflected increased purchases in the Journeys Group, Lids Sports Group and Johnston & Murphy retail, offset by decreased inventory in the footwear wholesale businesses.

Accounts receivable at April 28, 2012 increased $5.3 million compared to January 28, 2012 reflecting increased sales in the footwear wholesale businesses.

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

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, and had a five-year term, expiring in January 2016. The Amendment raised the aggregate principal amount on the Credit Facility to $375.0 million from $300.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company's option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves.

In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the "UK Credit Facility") which provides for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company's Schuh Group segment has excess cash flow. The Company paid £4.5 million on the B term loan in the fourth quarter of Fiscal 2012. The working capital facility bears interest at the Base Rate (as defined) plus 2.25% per annum.

The UK Credit Facility contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at April 28, 2012.

The UK Credit Facility is secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $2.3 million during the three months ended April 28, 2012 and there were no revolver borrowings during the three months ended April 30, 2011, as cash on hand and cash generated from operations primarily funded seasonal working capital requirements and capital expenditures for the first quarter of each year.

There were $11.3 million of letters of credit outstanding, $35.7 million in U.K. term loans outstanding and no revolver borrowings outstanding under the Credit Facility at April 28, 2012. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the First Amendment to the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $291.5 million at April 28, 2012. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at April 28, 2012.

The Company's Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company's management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2013. The Company's UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $0.2 million.

The Company's contractual obligations at April 28, 2012 increased from January 28, 2012. Purchase obligations increased $166 million due to seasonal increases in purchases of retail inventory.

Capital Expenditures
Total capital expenditures in Fiscal 2013 are expected to be approximately $92.5 million. These include retail capital expenditures of approximately $83.2 million to open approximately 27 Journeys stores, including 12 in Canada, nine Journeys Kidz stores, three Shi by Journeys stores, 16 Schuh stores, 13 Johnston & Murphy shops and factory stores, including three in Canada, and 48 Lids Sports Group stores including 30 Lids stores, with 14 stores in Canada, and 18 Lids Locker Room and Clubhouse stores, with one Lids Locker Room store in Canada, and to complete approximately 148 major store renovations. The planned amount of capital expenditures in Fiscal 2013 for wholesale operations and other purposes is approximately $9.3 million, including approximately $4.5 million for new systems to improve customer service and support the Company's growth.

Common Stock Repurchases
The Company did not repurchase any shares during the three months ended April 28, 2012 or April 30, 2011.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company's Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.4 million in the first quarter of Fiscal 2013 and Fiscal 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves to be set aside, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company has $35.7 million of outstanding U.K. term loans at a weighted average interest rate of 4.07% as of April 28, 2012. A 100 basis point adverse change in interest rates would increase annual interest expense by $0.4 million on the $35.7 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at April 28, 2012. As a result, the Company considers the interest rate market risk implicit in these investments at April 28, 2012 to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it was the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases were material. At April 28, 2012, the Company did not have any forward foreign exchange contracts for Euro outstanding.

Accounts Receivable - The Company's accounts receivable balance at April 28, 2012 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of April 28, 2012. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at April 28, 2012, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2013 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended April 28, 2012 are included in Note 1 to the Condensed Consolidated Financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of April 28, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in

SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 8 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

Exhibits

(10) a.	Amended and Restated EVA Incentive Compensation Plan.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and
Chief Financial Officer
Date: June 7, 2012