Form 10-Q
period 2012-07-28
GENESCO INC
filed 2012-09-06
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of August 31, 2012, 24,292,044 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	July 28, 2012	January 28, 2012	Recast July 30, 2011(1)
Current Assets:
Cash and cash equivalents	$47,222	$53,790	$35,582
Accounts receivable, net of allowances of $6,071 at July 28, 2012,
$6,900 at January 28, 2012 and $4,876 at July 30, 2011	45,709	43,713	43,305
Inventories	555,626	435,113	474,951
Deferred income taxes	22,685	22,541	32,034
Prepaids and other current assets	57,990	40,155	59,841
Total current assets	729,232	595,312	645,713

Property and equipment:
Land	6,119	6,118	6,172
Buildings and building equipment	20,336	20,260	20,359
Computer hardware, software and equipment	122,881	116,920	106,902
Furniture and fixtures	137,063	127,949	120,628
Construction in progress	11,388	7,158	9,175
Improvements to leased property	305,891	299,775	292,799
Property and equipment, at cost	603,678	578,180	556,035
Accumulated depreciation	(372,150)	(350,491)	(327,557)
Property and equipment, net	231,528	227,689	228,478
Deferred income taxes	26,740	28,152	17,653
Goodwill	269,310	259,759	260,363
Trademarks, net of accumulated amortization of
$2,787 at July 28, 2012, $2,246 at January 28, 2012 and
$1,712 at July 30, 2011	77,768	78,276	79,891
Other intangibles, net of accumulated amortization of
$15,406 at July 28, 2012, $13,645 at January 28, 2012 and
$11,857 at July 30, 2011	13,177	14,808	16,342
Other noncurrent assets	33,203	33,269	30,136
Total Assets	$1,380,958	$1,237,265	$1,278,576

(1) Certain previously reported July 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Schuh purchase price. See Note 2 for additional information.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	July 28, 2012	January 28, 2012	Recast July 30, 2011(1)
Current Liabilities:
Accounts payable	$212,938	$138,938	$197,653
Accrued employee compensation	50,587	53,029	41,804
Accrued other taxes	23,436	26,293	18,361
Accrued income taxes	2,778	16,390	1,263
Current portion – long-term debt	5,497	8,773	5,113
Other accrued liabilities	65,141	52,789	48,616
Provision for discontinued operations	7,511	8,250	9,308
Total current liabilities	367,888	304,462	322,118
Long-term debt	95,001	31,931	159,406
Pension liability	24,470	22,201	13,143
Deferred rent and other long-term liabilities	151,600	156,794	126,430
Provision for discontinued operations	4,267	4,267	4,363
Total liabilities	643,226	519,655	625,460
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	4,066	4,957	5,160
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
July 28, 2012 – 24,782,586/24,294,122
January 28, 2012 – 24,757,826/24,269,362
July 30, 2011 – 24,651,206/24,162,742	24,783	24,758	24,651
Additional paid-in capital	164,032	149,479	141,440
Retained earnings	593,409	586,990	519,527
Accumulated other comprehensive loss	(32,825)	(32,966)	(22,272)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)
Total Genesco equity	735,608	715,361	650,649
Noncontrolling interest – non-redeemable	2,124	2,249	2,467
Total equity	737,732	717,610	653,116
Total Liabilities and Equity	$1,380,958	$1,237,265	$1,278,576

(1) Certain previously reported July 30, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Schuh purchase price. See Note 2 for additional information.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$543,522	$470,591	$1,143,666	$952,093
Cost of sales	269,294	233,307	560,135	467,267
Selling and administrative expenses	256,869	235,286	530,030	456,059
Asset impairments and other, net	404	347	539	1,591
Earnings from operations	16,955	1,651	52,962	27,176
Interest expense, net:
Interest expense	1,217	1,097	2,349	1,613
Interest income	(10)	(16)	(25)	(18)
Total interest expense, net	1,207	1,081	2,324	1,595
Earnings from continuing operations before income taxes	15,748	570	50,638	25,581
Income tax expense	5,187	220	19,286	10,256
Earnings from continuing operations	10,561	350	31,352	15,325
Provision for discontinued operations, net	(41)	(742)	(218)	(924)
Net Earnings (Loss)	$10,520	$(392)	$31,134	$14,401

Basic earnings (loss) per common share:
Continuing operations	$0.44	$0.01	$1.32	$0.66
Discontinued operations	0.00	(0.03)	(0.01)	(0.04)
Net earnings (loss)	$0.44	$(0.02)	$1.31	$0.62
Diluted earnings (loss) per common share:
Continuing operations	$0.44	$0.01	$1.29	$0.65
Discontinued operations	(0.01)	(0.03)	0.00	(0.04)
Net earnings (loss)	$0.43	$(0.02)	$1.29	$0.61

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings (loss)	$10,520	$(392)	$31,134	$14,401
Other comprehensive (loss) income:
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for each period	(9)	9	(20)	63
Foreign currency translation adjustments	(4,169)	1,387	161	1,970
Total other comprehensive (loss) income	(4,178)	1,396	141	2,033
Comprehensive income	$6,342	$1,004	$31,275	$16,434

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,520	$(392)	$31,134	$14,401
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Depreciation and amortization	15,291	13,002	30,544	25,204
Amortization of deferred note expense and debt discount	198	165	396	311
Deferred income taxes	1,657	1,531	(2,204)	318
(Recoveries) Provision for losses on accounts receivable	(592)	435	855	676
Impairment of long-lived assets	391	313	437	1,060
Restricted stock and share-based compensation	2,444	1,641	4,655	3,237
Provision for discontinued operations	67	1,224	360	1,524
Tax benefit of stock options exercised	(2,340)	(3,558)	(4,666)	(3,558)
Other	281	240	639	589
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	2,474	5,085	(2,864)	5,498
Inventories	(109,802)	(69,738)	(118,708)	(81,804)
Prepaids and other current assets	(15,048)	(17,884)	(17,763)	(18,473)
Accounts payable	55,981	53,567	64,386	67,279
Other accrued liabilities	10,636	(6,018)	(9,325)	(25,746)
Other assets and liabilities	(1,225)	(9,791)	631	(8,696)
Net cash used in operating activities	(29,067)	(30,178)	(21,493)	(18,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,415)	(13,616)	(32,533)	(23,213)
Acquisitions, net of cash acquired	(10,797)	(87,402)	(10,797)	(87,402)
Proceeds from asset sales	21	23	38	23
Net cash used in investing activities	(29,191)	(100,995)	(43,292)	(110,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	—	—	—	(21)
Payments of long-term debt	(6,404)	(16,074)	(7,597)	(16,074)
Borrowings under revolving credit facility	156,400	151,000	190,700	151,000
Payments on revolving credit facility	(84,600)	(33,519)	(123,900)	(33,519)
Tax benefit of stock options and restricted stock exercised	2,340	3,558	4,666	3,558
Share repurchases	(20,227)	—	(20,227)	—
Change in overdraft balances	4,058	455	9,612	(2,823)
Dividends paid on non-redeemable preferred stock	(35)	(49)	(81)	(98)
Exercise of stock options	—	5,470	4,783	7,309
Other	(1)	(846)	—	(912)
Net cash provided by financing activities	51,531	109,995	57,956	108,420
Effect of foreign exchange rate fluctuations on cash	(875)	—	261	—
Net Decrease in Cash and Cash Equivalents	(7,602)	(21,178)	(6,568)	(20,352)
Cash and cash equivalents at beginning of period	54,824	56,760	53,790	55,934
Cash and cash equivalents at end of period	$47,222	$35,582	$47,222	$35,582
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$850	$1,539	$1,709	$1,824
Income taxes	27,528	26,439	44,913	38,573

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 29, 2011	$5,183	$24,163	$131,910	$505,224	$(24,305)	$(17,857)	$2,503	$626,821
Net earnings	—	—	—	81,959	—	—	—	81,959
Other comprehensive loss	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and
restricted stock exercises	—	—	4,585	—	—	—	—	4,585
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012	4,957	24,758	149,479	586,990	(32,966)	(17,857)	2,249	717,610
Net earnings	—	—	—	31,134	—	—	—	31,134
Other comprehensive income	—	—	—	—	141	—	—	141
Dividends paid on non-redeemable preferred stock	—	—	—	(81)	—	—	—	(81)
Exercise of stock options	—	222	4,561	—	—	—	—	4,783
Employee and non-employee restricted stock	—	—	4,655	—	—	—	—	4,655
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(71)	—	(4,154)	—	—	—	(4,225)
Tax benefit of stock options and
restricted stock exercised	—	—	4,666	—	—	—	—	4,666
Shares repurchased	—	(346)	—	(20,480)	—	—	—	(20,826)
Other	(891)	26	865	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(125)	(125)
Balance July 28, 2012	$4,066	$24,783	$164,032	$593,409	$(32,825)	$(17,857)	$2,124	$737,732

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements and footnotes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2013 ("Fiscal 2013") and of the fiscal year ended January 28, 2012 ("Fiscal 2012"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Dockers brand, the SureGrip brand and other brands that the Company licenses for men's footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 28, 2012, the Company operated 2,404 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications and Recasting
The Condensed Consolidated Balance Sheet at July 30, 2011 has been derived from the Consolidated Financial Statements at that date as recast to reflect the effects of finalizing the allocation of the Schuh purchase price, but does not include all the notes required by generally accepted accounting principles for complete financial statements. As a result of the change in total assets for the period ended July 30, 2011, total segment assets in Note 9 for Schuh Group and Corporate and Other have been recast by $5.9 million and $11.8 million, respectively. For additional information, refer to the Consolidated Financial Statements and related notes for the year ended January 28, 2012 included in the Company's Annual Report on Form 10-K.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Certain reclassifications have been made to conform prior years' data to the current year presentation.
The Company integrated the Underground Station operations into the Journeys Group in the first quarter of Fiscal 2013. The former Underground Station stores will be a subset of Journeys Group under the brand "Underground by Journeys." Journeys Group segment net sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated by $17.4 million, $(2.9) million, $28.3 million, $0.4 million and $0.1 million, respectively, for the three months ended July 30, 2011 and $43.2 million, $(1.8) million, $28.3 million, $0.9 million and $0.1 million, respectively, for the six months ended July 30, 2011 as a result of combining Underground Station Group with the Journeys Group segment to conform to current year presentation (See Note 9).

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
and Consolidated Subsidiaries
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
The goodwill impairment test involves a two step process. The first step is a comparison of the fair value and carrying value of the reporting unit with which the goodwill is associated. The Company estimates fair value using the best information available and computes the fair value by an equal weighting of the results arrived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test, which is completed in the fourth quarter each year, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $1.2 million in the second quarter of Fiscal 2013 and 2012, respectively, and $0.4 million and $1.6 million in the first six months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 8.

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

Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At July 28, 2012, the Company had a deferred tax valuation allowance of $3.5 million.

The Company recorded an effective income tax rate of 32.9% in the second quarter of Fiscal 2013 compared to 38.6% for the same period last year and 38.1% and 40.1% for the first six months of Fiscal 2013 and 2012, respectively. This year's tax rate is lower due to a tax rate reduction in the UK and increases in certain state tax credits.

Income tax reserves for certain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification ("Codification"). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. The Company believes it is reasonably possible that there will be an $8.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation in various tax jurisdictions and potential settlements.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation expense related to stock options for the second quarter and first six months of Fiscal 2013 and 2012. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the second quarter of Fiscal 2013 and 2012, restricted stock expense was $2.5 million and $1.6 million, respectively. For the first six months of Fiscal 2013 and 2012, restricted stock expense was $4.7 million and $3.2 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

During the three months and six months ended July 28, 2012, the Company issued 194,232 shares of employee restricted stock at a grant date fair value of $57.58 per share which vest over a four-year term. For the three months and six months ended July 28, 2012, the Company issued 9,888 shares and 10,224 shares of director restricted stock at a weighted average price of $64.70 and $65.06, respectively, which vest on the first anniversary of the grant date. During the three months and six months ended July 30, 2011, the Company issued 289,407 shares of employee restricted stock at a grant date fair value of $45.14 per share which vest over a four-year term. For the three months and six months ended July 30, 2011, the Company issued 14,643 shares of director restricted stock at a weighted average price of $43.01 which vest on the first anniversary of the grant date.

Cash and Cash Equivalents
Included in cash and cash equivalents at July 28, 2012, January 28, 2012 and July 30, 2011 are cash equivalents of $0.1 million, $0.2 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At July 28, 2012, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s domestic deposit account balances are currently FDIC insured as a

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At July 28, 2012, January 28, 2012 and July 30, 201l, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $48.6 million , $39.0 million and $33.3 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of July 28, 2012.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $18.4 million, $17.6 million and $17.4 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively, and deferred rent of $35.8 million, $35.2 million and $34.0 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $168.5 million for the Lids Sports Group, $100.0 million for the Schuh Group and $0.8 million for Licensed Brands at July 28, 2012, $159.1 million for the Lids Sports Group, $99.9 million for the Schuh Group and $0.8 million for Licensed Brands at January 28, 2012 and $155.4 million for the Lids Sports Group, $104.2 million for the Schuh Group and $0.8 million for Licensed Brands at July 30, 2011. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

Identifiable intangible assets of the Company with finite lives are trademarks, customer lists, in-place leases, non-compete agreements and a vendor contract acquired in connection with the acquisitions of Hat World, Inc. in April 2004, Hat Shack, Inc. in January 2007, Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009, Brand Innovators in May 2010, Anaconda Sports in August 2010, Keuka Footwear in August 2010, Sports Avenue in October 2010 and Schuh in June 201l. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at July 28, 2012 and January 28, 2012 are:

Fair Values
In thousands	July 28, 2012		January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$71,800	$72,074	$5,000	$5,021
UK Term Loans	28,697	28,726	35,704	35,387

Debt fair values were determined using the income approach which is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 as defined in Note 5.

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $1.8 million and $1.9 million for the second quarters of Fiscal 2013 and 2012, respectively, and $3.8 million and $4.3 million for the first six months of Fiscal 2013 and 2012, respectively.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.1 million for each of the second quarters of Fiscal 2013 and 2012 and $0.2 million for each of the first six months of Fiscal 2013 and 2012. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $9.4 million, $10.4 million and $7.3 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $10.4 million and $8.4 million for the second quarter of Fiscal 2013 and 2012, respectively, and $21.1 million and $18.1 million for the first six months of Fiscal 2013 and 2012, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.7 million, $1.1 million and $1.4 million at July 28, 2012, January 28, 2012 and July 30, 2011.

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

Cooperative advertising costs recognized in selling and administrative expenses were $0.7 million and $0.8 million for the second quarter of Fiscal 2013 and 2012, respectively, and $1.7 million for each of the first six months of Fiscal 2013 and 2012. During the first six months of Fiscal 2013 and 2012, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million and $0.9 million for the second quarter of Fiscal 2013 and 2012, respectively, and $1.6 million and $1.8 million for the first six months of Fiscal 2013 and 2012, respectively. During the first six months of Fiscal 2013 and 2012, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 28, 2012 consisted of $29.6 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a foreign currency translation adjustment of $2.9 million.

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

There were no such contracts outstanding at July 28, 2012, January 28, 2012 and July 30, 2011. For the six months ended July 28, 2012, the Company recorded an unrealized loss on foreign currency forward contracts of less than $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major international, national and regional financial institutions with which it enters into such contracts.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Acquisitions and Intangible Assets

Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100.0 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld and payable in June 2013. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 69 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of July 28, 2012. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended July 28, 2012 include net sales of $81.2 million and an operating loss of $(0.5) million, and for the six months ended July 28, 2012 include net sales of $151.5 million and an operating loss of $(3.5) million, and have been included in the Company’s Condensed Consolidated Financial Statements for the three months and six months ended July 28, 2012. During the three months and six months ended July 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $2.9 million and $5.9 million, respectively. This expense is included in the operating loss for the Schuh Group segment.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Six Months Ended - Pro forma
In thousands, except per share data	July 30, 2011
Net sales	$1,044,373
Earnings from continuing operations	16,284
Earnings per share:
Basic	$0.70
Diluted	$0.69

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.

Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Jul. 28, 2012	Jan. 28, 2012	Jul. 28, 2012	Jan. 28, 2012	Jul. 28, 2012	Jan. 28, 2012	Jul. 28, 2012	Jan. 28, 2012
Gross other intangibles	$12,366	$12,390	$14,105	$14,062	$2,112	$2,001	$28,583	$28,453
Accumulated amortization	(10,131)	(9,477)	(4,285)	(3,292)	(990)	(876)	(15,406)	(13,645)
Net Other Intangibles	$2,235	$2,913	$9,820	$10,770	$1,122	$1,125	$13,177	$14,808

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.9 million and $0.8 million for the second quarter of Fiscal 2013 and 2012, respectively, and $1.7 million and $1.5 million for the first six months of Fiscal 2013 and 2012, respectively. The amortization of intangibles, including trademarks, will be $4.6 million, $4.2 million, $3.1 million, $2.1 million and $1.6 million for Fiscal 2013, 2014, 2015, 2016 and 2017, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company recorded a pretax charge to earnings of $0.4 million in the second quarter of Fiscal 2013, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $0.5 million in the first six months of Fiscal 2013, including $0.4 million for retail store asset impairments and $0.1 million for network intrusion expenses.

The Company recorded a pretax charge to earnings of $0.3 million in the second quarter of Fiscal 2012, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $1.6 million in the first six months of Fiscal 2012, including $1.1 million for retail store asset impairments, $0.4 million for network intrusion expenses and $0.1 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 29, 2011	$15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)
Balance January 28, 2012	12,517
Additional provision Fiscal 2013	360
Charges and adjustments, net	(1,099)
Balance July 28, 2012*	11,778
Current provision for discontinued operations	7,511
Total Noncurrent Provision for Discontinued Operations	$4,267

*Includes a $12.3 million environmental provision, including $8.0 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	July 28, 2012	January 28, 2012
Raw materials	$28,735	$30,636
Wholesale finished goods	48,562	53,453
Retail merchandise	478,329	351,024
Total Inventories	$555,626	$435,113

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of July 28, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 28, 2012	$47	$—	$—	$47	$46
Measured as of July 28, 2012	$54	$—	$—	$54	$391

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.4 million and $0.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and six months ended July 28, 2012. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

The Company used a discounted cash flow model to estimate the fair value of these long-lived assets. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$88	$63	$89	$42
Interest cost	1,239	1,400	39	43
Expected return on plan assets	(1,750)	(1,952)	—	—
Amortization:
Prior service cost	1	1	—	—
Losses	1,478	1,162	21	20
Net amortization	1,479	1,163	21	20
Net Periodic Benefit Cost	$1,056	$674	$149	$105

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$176	$126	$178	$84
Interest cost	2,483	2,798	78	86
Expected return on plan assets	(3,504)	(3,904)	—	—
Amortization:
Prior service cost	2	2	—	—
Losses	3,076	2,403	42	40
Net amortization	3,078	2,405	42	40
Net Periodic Benefit Cost	$2,233	$1,425	$298	$210

There is no cash contribution required for the Plan in 2012.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 28, 2012			July 30, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$10,561			$350

Less: Preferred stock dividends	(35)			(49)

Basic EPS from continuing operations
Income available to
common shareholders	10,526	23,778	$0.44	301	23,126	$.01

Effect of Dilutive Securities from continuing operations
Options		297			460
Convertible preferred stock(1)	—	—		—	—
Employees' preferred stock(2)		48			49

Diluted EPS
Income available to common
shareholders plus assumed
conversions	$10,526	24,123	$0.44	$301	23,635	$.01

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for all periods presented. Therefore, conversion of the convertible preferred stock was not reflected in diluted earnings per share because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 13,502, 18,198 and 4,920, respectively, as of July 28, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the second quarter ended July 28, 2012 and July 30, 2011.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 28, 2012			July 30, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$31,352			$15,325

Less: Preferred stock dividends	(81)			(98)

Basic EPS from continuing operations
Income available to
common shareholders	31,271	23,687	$1.32	15,227	23,033	$0.66

Effect of Dilutive Securities from continuing operations
Options		415			506
Convertible preferred stock(1)	21	18		—	—
Employees' preferred stock(2)		48			49

Diluted EPS
Income available to common
shareholders plus assumed
conversions	$31,292	24,168	$1.29	$15,227	23,588	$0.65

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 3 preferred stock for the six months ended July 28, 2012. Therefore, conversion of Series 3 preferred shares was included in diluted earnings per share for the six months ended July 28, 2012. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1 and 4 preferred stock for the six months ended July 28, 2012 and for all preferred stocks for the six months ended July 30, 2011. Therefore, conversion of the Series 1 and 4 convertible preferred stocks for the six months ended July 28, 2012 and all preferred stocks for the six months ended July 30, 2011 were not reflected in diluted earnings per share because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 13,502, 18,198 and 4,920, respectively, as of July 28, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the six months ended July 28, 2012 and July 30, 2011.

The Company repurchased 346,398 shares during the six months ended July 28, 2012 for $20.8 million of which $0.6 million was not paid in the second quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company did not repurchase any shares during the six months ended July 30, 2011.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present cost of approximately $10.7 million.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

The Village of Garden City, New York, has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village's complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action.

In December 2005, the EPA notified the Company that it considers the Company a potentially responsible party (“PRP”) with respect to contamination at two Superfund sites in upstate New York. The sites were used as landfills for process wastes generated by a glue manufacturer, which acquired tannery wastes from several tanners, allegedly including the Company's Whitehall tannery, for use as raw materials in the

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $12.3 million as of July 28, 2012, $13.0 million as of January 28, 2012 and $14.2 million as of July 30, 2011. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $1.2 million reflected in the second quarter of Fiscal 2013 and 2012, respectively, and $0.4 million and $1.6 million reflected in the first six months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

California Action
On March 3, 2011, there was filed in the U.S. District Court for the Eastern District of California a putative class action styled Fraser v. Genesco Inc. On March 4, 2011, there was filed in the Superior Court of California for the County of San Francisco a putative class action styled Pabst v. Genesco Inc. et al. The Pabst action was removed to the U.S. District Court for the Northern District of California on April 1, 2011. Both complaints allege that the Company's retail stores in California violated the California Song-Beverly Credit Card Act of 1971 and other California law through customer information collection practices, and both seek civil penalties, damages, restitution, injunctive and declaratory relief, attorneys' fees, and other relief. The Company and plaintiffs' counsel have reached an agreement to settle both actions. The court approved the settlement on August 24, 2012. The Company expects that the settlement will not have a material effect on its financial condition or results of operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company's acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously and thus has no accrual. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect any potential additional claims to have a material effect on its financial condition or results of operations.

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. The Company disputes the validity of the claim and intends to defend the matter and thus has no accrual.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The Company disputes the material allegations in these complaints and intends to defend the matters and thus has no accrual.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the six months ended July 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, SureGrip® Footwear and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Schuh Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands. As a result of combining the Underground Station Group with Journeys Group in the first quarter of Fiscal 2013, Journeys Group segment sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated for the three months and six months ended July 30, 2011 to conform to the current year presentation.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
July 28, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$209,439	$81,156	$182,598	$48,286	$22,307	$513	$544,299
Intercompany Sales	—	—	(719)	(7)	(51)	—	(777)
Net sales to external customers	$209,439	$81,156	$181,879	$48,279	$22,256	$513	$543,522
Segment operating income (loss)	$2,065	$(545)	$20,571	$1,814	$1,427	$(7,973)	$17,359
Asset Impairments and other*	—	—	—	—	—	(404)	(404)
Earnings (loss) from operations	2,065	(545)	20,571	1,814	1,427	(8,377)	16,955
Interest expense	—	—	—	—	—	(1,217)	(1,217)
Interest income	—	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$2,065	$(545)	$20,571	$1,814	$1,427	$(9,584)	$15,748
Total assets**	$336,788	$221,257	$527,555	$84,353	$32,906	$178,099	$1,380,958
Depreciation and amortization	4,987	2,531	6,198	918	82	575	15,291
Capital expenditures	4,656	5,322	5,271	1,704	527	935	18,415

*Asset Impairments and other includes a $0.4 million charge for asset impairments, of which $0.3 million is in the Lids Sports Group and $0.1 million is in the Journeys Group.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.5 million, $100.0 million and $0.8 million of goodwill, respectively.

Three Months Ended
July 30, 2011	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$194,693	33,973	$177,556	$45,571	$18,627	$313	$470,733
Intercompany Sales	—	—	(33)	—	(109)	—	(142)
Net sales to external customers	$194,693	$33,973	$177,523	$45,571	$18,518	$313	$470,591
Segment operating income (loss)	$(3,875)	$(77)	$18,106	$2,155	$994	$(15,305)	$1,998
Asset Impairments and other*	—	—	—	—	—	(347)	(347)
Earnings (loss) from operations	(3,875)	(77)	18,106	2,155	994	(15,652)	1,651
Interest expense	—	—	—	—	—	(1,097)	(1,097)
Interest income	—	—	—	—	—	16	16
Earnings (loss) from continuing operations before income taxes	$(3,875)	$(77)	$18,106	$2,155	$994	$(16,733)	$570
Total assets**	$307,796	214,650	$478,455	$77,038	$31,963	$168,674	$1,278,576
Depreciation and amortization	5,157	936	5,409	877	67	556	13,002
Capital expenditures	3,202	982	7,115	758	271	1,288	13,616

*Asset Impairments and other includes a $0.4 million charge for asset impairments, of which $0.2 million is in the Journeys Group and $0.2 million is in the Lids Sports Group.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $155.4 million, $104.2 million and $0.8 million of goodwill.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
July 28, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$473,279	$151,468	$365,973	$99,699	$53,650	$690	$1,144,759
Intercompany Sales	—	—	(958)	(7)	(128)	—	(1,093)
Net sales to external customers	$473,279	$151,468	$365,015	$99,692	$53,522	$690	$1,143,666
Segment operating income (loss)	$27,347	$(3,496)	$39,739	$5,823	$4,792	$(20,704)	$53,501
Asset Impairments and other*	—	—	—	—	—	(539)	(539)
Earnings (loss) from operations	27,347	(3,496)	39,739	5,823	4,792	(21,243)	52,962
Interest expense	—	—	—	—	—	(2,349)	(2,349)
Interest income	—	—	—	—	—	25	25
Earnings (loss) from continuing operations before income taxes	$27,347	$(3,496)	$39,739	$5,823	$4,792	$(23,567)	$50,638
Total assets**	$336,788	$221,257	$527,555	$84,353	$32,906	$178,099	$1,380,958
Depreciation and amortization	9,957	4,773	12,707	1,811	158	1,138	30,544
Capital expenditures	8,815	7,895	9,772	3,575	582	1,894	32,533

*Asset Impairments and other includes a $0.4 million charge for asset impairments, of which $0.3 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and $0.1 million of network intrusion costs.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.5 million, $100.0 million and $0.8 million of goodwill, respectively.

Six Months Ended
July 30, 2011	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$429,210	33,973	$347,258	$93,622	$47,643	$621	$952,327
Intercompany Sales	—	—	(59)	—	(175)	—	(234)
Net sales to external customers	$429,210	$33,973	$347,199	$93,622	$47,468	$621	$952,093
Segment operating income (loss)	$13,583	$(77)	$32,110	$5,050	$4,298	$(26,197)	$28,767
Asset Impairments and other*	—	—	—	—	—	(1,591)	(1,591)
Earnings (loss) from operations	13,583	(77)	32,110	5,050	4,298	(27,788)	27,176
Interest expense	—	—	—	—	—	(1,613)	(1,613)
Interest income	—	—	—	—	—	18	18
Earnings (loss) from continuing operations before income taxes	$13,583	$(77)	$32,110	$5,050	$4,298	$(29,383)	$25,581
Total assets**	$307,796	214,650	$478,455	$77,038	$31,963	$168,674	$1,278,576
Depreciation and amortization	10,439	936	10,857	1,774	133	1,065	25,204
Capital expenditures	5,275	982	13,529	1,165	475	1,787	23,213

*Asset Impairments and other includes a $1.1 million charge for asset impairments, of which $0.6 million is in the Journeys Group, $0.3 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $155.4 million, $104.2 million and $0.8 million of goodwill.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources or prospects. These factors (some of which are beyond the Company's control) include:

•
Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the contingent bonus potentially payable to Schuh management in three years based on the achievement of certain performance objectives.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites, and at wholesale, primarily under the Company's Johnston & Murphy® brand, Dockers® brand, SureGrip® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at July 28, 2012, the Company operated 2,404 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the six months ended July 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, SureGrip® Footwear and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,950 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,525 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. The Schuh Group also operates 14 footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,200 square feet, and sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 850 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,000 square feet in malls and other locations primarily in the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, luggage and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,325 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. In addition, Johnston & Murphy shoes are also distributed through the Company's wholesale operations to better department and independent specialty stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement was renewed July 23, 2012 for a term expiring November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. The Company acquired SureGrip® Footwear as part of its Keuka Footwear acquisition in the third quarter of Fiscal 2011. The Company sources and distributes this slip-resistant, occupational footwear to employees in the hospitality, healthcare, and other industries.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) increasing the Company's store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases. The pace of the Company's organic growth may be limited by saturation of its markets and by economic conditions. To address potential saturation of the U.S. market, certain of the Company's retail businesses have opened retail stores in Canada, beginning in Fiscal 2011.

To further supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition.

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

Summary of Results of Operations
The Company's net sales increased 15.5% during the second quarter of Fiscal 2013 compared to the same quarter of Fiscal 2012. The increase reflected (i) the acquisition of the Schuh Group in the second quarter last year, which contributed $81.2 million in sales during the three months ended July 28, 2012 as compared to $34.0 million during the second quarter of Fiscal 2012, (ii) an 8% increase in Journeys Group sales, (iii) a 2% increase in Lids Sports Group sales, (iv) a 6% increase in Johnston & Murphy Group sales, and (v) a 20% increase in Licensed Brands sales. Gross margin as a percentage of sales was up slightly at 50.5% during the second quarter of Fiscal 2013, compared to 50.4% for the same period last year. Selling and administrative expenses decreased as a percentage of net sales during the second quarter of Fiscal 2013, reflecting expense decreases as a percentage of net sales in all of the Company's business segments, except Schuh Group. In addition, selling and administrative expenses decreased as a percentage of sales due to the inclusion in last year of $6.4 million of acquisition related costs. Earnings from operations increased as a percentage of net sales during the second quarter of Fiscal 2013, reflecting improved earnings from operations as a percentage of net sales in all the Company's business segments operated, except Johnston & Murphy Group and Schuh Group, and the inclusion of acquisition related costs in the second quarter of Fiscal 2012.

Significant Developments
Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld and payable in June 2013. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 69 retail stores in the United Kingdom and the Republic of Ireland and 14 concessions in Republic apparel stores as of July 28, 2012. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended July 28, 2012 include net sales of $81.2 million and an operating loss of $(0.5) million, and for the six months ended July 28, 2012 include net sales of $151.5 million and an operating loss of $(3.5) million, and have been included in the Company’s Condensed Consolidated Financial Statements for the three months and six months ended July 28, 2012. During the three months and six months ended July 28, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $2.9 million and $5.9 million, respectively. This expense is included in the operating loss for the Schuh Group segment.

Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc. and MasterCard Worldwide have asserted claims against the Company's acquiring banks totaling approximately $15.4 million in connection with the intrusion, which amounts may be indemnifiable by the Company. The Company disputes the validity of these claims and intends to contest them vigorously and thus has no accrual. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect any potential additional claims to have a material effect on its financial condition or results of operations.

Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $0.4 million in the second quarter of Fiscal 2013, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $0.5 million in the first six months of Fiscal 2013, including $0.4 million for retail store asset impairments and $0.1 million for network intrusion expenses.

The Company recorded a pretax charge to earnings of $0.3 million in the second quarter of Fiscal 2012, primarily for retail store asset impairments. The Company recorded a pretax charge to earnings of $1.6 million in the first six months of Fiscal 2012, including $1.1 million for retail store asset impairments, $0.4 million for network intrusion expenses and $0.1 million for other legal matters.

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

Results of Operations - Second Quarter Fiscal 2013 Compared to Fiscal 2012

The Company's net sales in the second quarter ended July 28, 2012 increased 15.5% to $543.5 million from $470.6 million in the second quarter ended July 30, 2011. Gross margin increased 15.6% to $274.2 million in the second quarter this year from $237.3 million in the same period last year and increased as a percentage of net sales from 50.4% to 50.5%. Selling and administrative expenses in the second quarter this year increased 9.2% from the second quarter last year but decreased as a percentage of net sales from 50.0% to 47.3%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended July 28, 2012 were $15.7 million compared to $0.6 million for the second quarter ended July 30, 2011. Pretax earnings for the second quarter ended July 28, 2012 included asset impairment and other charges of $0.4 million primarily for retail store asset impairments. Pretax earnings for the second quarter ended July 28, 2012 also included $2.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period until payment is due. Pretax earnings for the second quarter ended July 30, 2011 included asset impairment and other charges of $0.4 million, primarily for retail store asset impairments. Pretax earnings for the second quarter July 30, 2011 also included $6.4 million in costs related to the Schuh acquisition and $1.4 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the second quarter ended July 28, 2012 were $10.5 million ($0.43 diluted earnings per share) compared to a net loss of $(0.4) million ($0.02 diluted loss per share) for the second quarter ended July 30, 2011. The net loss for the second quarter ended July 30, 2011 included $0.7 million ($0.03 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 32.9% in the second quarter this year compared to 38.6% in the same period last year. This year's tax rate is lower due to a tax rate reduction in the UK and increases in certain state tax credits.

Journeys Group

	Three Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$209,439	$194,693	7.6%
Earnings (loss) from operations	$2,065	$(3,875)	NM
Operating margin	1.0%	(2.0)%

Net sales from Journeys Group increased 7.6% to $209.4 million for the second quarter ended July 28, 2012 compared to $194.7 million for the same period last year. The increase reflects primarily a 6% increase in comparable store sales. The comparable store sales increase reflected an 8% increase in average price per pair of shoes, reflecting changes in pricing, product mix and lower markdowns, and a 3% decrease in unit sales. Journeys Group operated 1,147 stores at the end of the second quarter of Fiscal 2013, including 152 Journeys Kidz stores, 52 Shi by Journeys stores, 133 Underground by Journeys stores and 20 Journeys stores in Canada, compared to 1,154 stores at the end of the second quarter last year, including 152 Journeys Kidz stores, 54 Shi by Journeys stores, 141 Underground by Journeys stores and six Journeys stores in Canada.

Journeys Group earnings from operations for the second quarter ended July 28, 2012 increased to $2.1 million compared to a loss of $(3.9) million for the second quarter ended July 30, 2011. The increase was due to increased net sales, increased gross margin as a percentage of sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leveraging of store related costs including occupancy costs and depreciation.

Schuh Group

	Three Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$81,156	$33,973	NM
Loss from operations	$(545)	$(77)	NM
Operating margin	(0.7)%	(0.2)%

Net sales from the Schuh Group were $81.2 million for the second quarter ended July 28, 2012, compared to $34.0 million for the second quarter ended July 30, 2011. Net sales for Schuh Group in last year's second quarter include sales for approximately six weeks since the Company acquired Schuh on June 23, 2011. Comparable store sales for Schuh Group were 9% for one month ended July 28, 2012, the first month it was eligible for inclusion in the Company's comparable store numbers . Schuh Group operated 69 stores and 14 concessions at the end of the second quarter of Fiscal 2013, compared to 59 stores and 16 concessions at the end of the second quarter of Fiscal 2012.

Schuh Group loss from operations was $(0.5) million for the second quarter ended July 28, 2012, compared to $(0.1) million for the second quarter ended July 30, 2011. The loss included $2.9 million and $1.4 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition for the second quarter of Fiscal 2013 and 2012, respectively. The loss also includes $2.8 million and $0.3 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition for the second quarter of Fiscal 2013 and 2012, respectively. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Three Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$181,879	$177,523	2.5%
Earnings from operations	$20,571	$18,106	13.6%
Operating margin	11.3%	10.2%

Net sales from Lids Sports Group increased 2.5% to $181.9 million for the second quarter ended July 28, 2012 compared to $177.5 million for the same period last year, reflecting primarily a 2% increase in comparable store sales and a 2% increase in average Lids stores operated (i.e., the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable store sales increase reflected a 1% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends. The average price per hat was flat for the second quarter this year. Lids Sports Group operated 1,021 stores at the end of the second quarter of Fiscal 2013, including 90 Lids stores in Canada and 122 Lids Locker Room and Clubhouse stores, compared to 994 stores at the end of the second quarter last year, including 80 Lids stores in Canada and 110 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the second quarter ended July 28, 2012 increased 13.6% to $20.6 million compared to $18.1 million for the second quarter ended July 30, 2011. The increase was due to increased headwear sales, increased gross margin as a percentage of net sales due to increased weighting of retail and to decreased expenses as a percentage of net sales, reflecting leverage, primarily of bad debt expense and bonus compensation.

Johnston & Murphy Group

	Three Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$48,279	$45,571	5.9%
Earnings from operations	$1,814	$2,155	(15.8)%
Operating margin	3.8%	4.7%

Johnston & Murphy Group net sales increased 5.9% to $48.3 million for the second quarter ended July 28, 2012 from $45.6 million for the second quarter ended July 30, 2011, reflecting primarily a 2% increase in comparable store sales and an 18% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 18% in the second quarter of Fiscal 2013 while the average price per pair of shoes was flat for the same period. Retail operations accounted for 71.6% of Johnston & Murphy Group segment sales in the second quarter this year, down from 74.4% in the second quarter last year. The comparable store sales increase in the second quarter ended July 28, 2012 reflects a 3% increase in average price per pair of shoes for Johnston & Murphy retail operations while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2013 included 153 Johnston & Murphy shops and factory stores compared to 157 Johnston & Murphy shops and factory stores at the end of the second quarter of Fiscal 2012.

Johnston & Murphy Group earnings from operations for the second quarter ended July 28, 2012 decreased 15.8% to $1.8 million compared to $2.2 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, due primarily to a change in sales mix and increased off price sales.

Licensed Brands

	Three Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$22,256	$18,518	20.2%
Earnings from operations	$1,427	$994	43.6%
Operating margin	6.4%	5.4%

Licensed Brands' net sales increased 20.2% to $22.3 million for the second quarter ended July 28, 2012, from $18.5 million for the second quarter ended July 30, 2011. The sales increase reflects primarily $2.2 million of increased sales from Dockers Footwear as well as sales increases in SureGrip Footwear and the Chaps line of footwear. Unit sales for Dockers Footwear increased 9% for the second quarter this year and the average price per pair of Dockers shoes increased 4% compared to the same period last year.

Licensed Brands' earnings from operations for the second quarter ended July 28, 2012 increased 43.6% to $1.4 million compared to $1.0 million for the same period last year. The increase in earnings from operations was due to increased net sales and decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended July 28, 2012 was $8.4 million compared to $15.7 million for the second quarter ended July 30, 2011. Corporate expense in the second quarter this year included $0.4 million in asset impairment and other charges, primarily for retail store asset impairments. Last year's expense in the second quarter included $0.4 million in asset impairment and other charges, primarily for retail store asset impairments, and $6.4 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Interest expense increased from $1.1 million in the second quarter ended July 30, 2011 to $1.2 million for the second quarter ended July 28, 2012.

Results of Operations - Six Months Fiscal 2013 Compared to Fiscal 2012

The Company's net sales in the six months ended July 28, 2012 increased 20.1% to $1.144 billion from $952.1 million in the six months ended July 30, 2011. Gross margin increased 20.4% to $583.5 million in the six months this year from $484.8 million in the same period last year and increased as a percentage of net sales from 50.9% to 51.0%. Selling and administrative expenses in the six months this year increased 16.2% from the six months last year but decreased as a percentage of net sales from 47.9% to 46.3%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the six months ended July 28, 2012 were $50.6 million compared to $25.6 million for the six months ended July 30, 2011. Pretax earnings for the six months ended July 28, 2012 included asset impairment and other charges of $0.5 million primarily for retail store asset impairments and network intrusion costs. Pretax earnings for the six months ended July 28, 2012 also included $5.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for the six months ended July 30, 2011 included asset impairment and other charges of $1.6 million, primarily for retail store asset impairments, network intrusion costs and other legal matters. Pretax earnings for the six months ended July 30, 2011 also included $7.2 million in costs related to the Schuh acquisition and $1.4 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the six months ended July 28, 2012 were $31.1 million ($1.29 diluted earnings per share) compared to net earnings of $14.4 million ($0.61 diluted earnings per share) for the six months ended July 30, 2011. Net earnings for the six months ended July 30, 2011 included a $0.9 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 38.1% in the first six months this year compared to 40.1% in the same period last year. This year's tax rate is lower due to a tax rate reduction in the UK and increases in certain state tax credits.

Journeys Group

	Six Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$473,279	$429,210	10.3%
Earnings from operations	$27,347	$13,583	101.3%
Operating margin	5.8%	3.2%

Net sales from Journeys Group increased 10.3% to $473.3 million for the six months ended July 28, 2012 compared to $429.2 million for the same period last year. The increase reflects primarily a 9% increase in comparable store sales. The comparable store sales increase reflected an 8% increase in average price per pair of shoes, reflecting changes in pricing, product mix and lower markdowns, while footwear unit comparable sales were flat. Unit sales increased 1% during the same period.

Journeys Group earnings from operations for the six months ended July 28, 2012 increased 101.3% to $27.3 million compared to $13.6 million for the six months ended July 30, 2011. The increase was due to increased net sales, increased gross margin as a percentage of sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leveraging of store related costs including occupancy costs and depreciation.

Schuh Group

	Six Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$151,468	$33,973	NM
Loss from operations	$(3,496)	$(77)	NM
Operating margin	(2.3)%	(0.2)%

Net sales from the Schuh Group were $151.5 million for the six months ended July 28, 2012, compared to $34.0 million for the six months ended July 30, 2011. Net sales for Schuh Group in last year's six months include sales for approximately six weeks since the Company acquired Schuh on June 23, 2011.

Schuh Group loss from operations was $(3.5) million for the six months ended July 28, 2012, compared to $(0.1) million for the six months ended July 30, 2011. The loss included $5.9 million and $1.4 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition for the first six months of Fiscal 2013 and 2012, respectively. The loss also includes $5.3 million and $0.3 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition for the first six months of Fiscal 2013 and 2012, respectively. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Six Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$365,015	$347,199	5.1%
Earnings from operations	$39,739	$32,110	23.8%
Operating margin	10.9%	9.2%

Net sales from Lids Sports Group increased 5.1% to $365.0 million for the six months ended July 28, 2012 compared to $347.2 million for the same period last year, reflecting primarily a 3% increase in comparable store sales and a 2% increase in average Lids stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by seven). The comparable store sales increase reflected a 2% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends. The average price per hat was flat for the first six months this year.

Lids Sports Group earnings from operations for the six months ended July 28, 2012 increased 23.8% to $39.7 million compared to $32.1 million for the six months ended July 30, 2011. The increase was due to increased headwear sales, increased gross margin as a percentage of net sales and to decreased expenses as a percentage of net sales, reflecting leverage from positive comparable store sales and decreased bonus compensation.

Johnston & Murphy Group

	Six Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$99,692	$93,622	6.5%
Earnings from operations	$5,823	$5,050	15.3%
Operating margin	5.8%	5.4%

Johnston & Murphy Group net sales increased 6.5% to $99.7 million for the six months ended July 28, 2012 from $93.6 million for the six months ended July 30, 2011, reflecting primarily a 3% increase in comparable store sales and a 16% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 18% in the first six months of Fiscal 2013 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 70.9% of Johnston & Murphy Group segment sales in the first six months this year, down from 73.2% in the first six months last year. The comparable store sales increase in the six months ended July 28, 2012 reflects a 4% increase in average price per pair of shoes for Johnston & Murphy retail operations while footwear unit comparable sales decreased 1%.

Johnston & Murphy Group earnings from operations for the six months ended July 28, 2012 increased 15.3% to $5.8 million compared to $5.1 million for the same period last year, primarily due to increased net sales and to decreased expenses as a percentage of net sales reflecting leverage from positive comparable store sales and increased wholesale sales.

Licensed Brands

	Six Months Ended
	July 28, 2012	July 30, 2011	% Change
	(dollars in thousands)
Net sales	$53,522	$47,468	12.8%
Earnings from operations	$4,792	$4,298	11.5%
Operating margin	9.0%	9.1%

Licensed Brands' net sales increased 12.8% to $53.5 million for the six months ended July 28, 2012, from $47.5 million for the six months ended July 30, 2011. The sales increase reflects primarily $4.3 million of increased sales from Dockers Footwear as well as increased sales of SureGrip Footwear and the Chaps line of footwear. Unit sales for Dockers Footwear increased 7% for the six months this year and the average price per pair of Dockers shoes increased 4% compared to the same period last year.

Licensed Brands' earnings from operations for the six months ended July 28, 2012 increased 11.5% to $4.8 million compared to $4.3 million for the same period last year. The increase in earnings from operations was due to increased net sales and decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the six months ended July 28, 2012 was $21.2 million compared to $27.8 million for the six months ended July 30, 2011. Corporate expense in the six months this year included $0.5 million in asset impairment and other charges, primarily for retail store asset impairments and network intrusion costs. Last year's expense in the six months included $1.6 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion costs and other legal matters, and $7.2 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense increased primarily due to increased professional fees and restricted stock expense.

Interest expense increased from $1.6 million in the six months ended July 30, 2011 to $2.3 million for the six months ended July 28, 2012, reflecting primarily interest on the additional debt assumed in connection with the Schuh acquisition.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 28, 2012	January 28, 2012	July 30, 2011
	(dollars in millions)
Cash and cash equivalents	$47.2	$53.8	$35.6
Working capital	$361.3	$290.9	$323.6
Long-term debt (including current portion)	$100.5	$40.7	$164.5

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $21.5 million in the first six months of Fiscal 2013 compared to $18.2 million in the first six months of Fiscal 2012. The $3.3 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in inventory of $36.9 million offset by increased earnings and a $16.4 million increase in cash flow from changes in other accrued liabilities. The $36.9 million decrease in cash flow from inventory reflects seasonal increases in retail inventory to support sales. The $16.4 million increase in cash flow from other accrued liabilities reflects a reclass from long-term liabilities, changes in timing of payments and increases due to growth in the Company.

The $118.7 million increase in inventories at July 28, 2012 from January 28, 2012 levels reflected increased purchases in the Journeys Group, Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset by decreased inventory in the Licensed Brand business.

Accounts receivable at July 28, 2012 increased $2.9 million compared to January 28, 2012 reflecting increased sales in the footwear wholesale businesses.

Sources of Liquidity
The Company has four principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility and UK Credit Facilities discussed below. The Company believes that cash and cash equivalents on hand, cash from operations and availability under its Credit Facility and UK Credit Facilities will be sufficient to cover its working capital and capital expenditures for the foreseeable future.

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, which has a five-year term, expiring in January 2016. The Amendment raised the aggregate principal amount on the Credit Facility to $375.0 million from $300.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian sub-facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company's option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves.

In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, which was allowed to lapse in June 2012, (collectively, the "UK Credit Facilities") which provides for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires on October 31, 2015, unless the Company's Schuh Group segment has excess cash flow. The Company paid £4.5 million on the B term loan in the fourth quarter of Fiscal 2012 and £2.8 million in the second quarter of Fiscal 2013.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at July 28, 2012. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $11.5 million during the six months ended July 28, 2012 and $21.2 million during the six months ended July 30, 2011, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first six months of each year.

There were $11.3 million of letters of credit outstanding, $28.7 million in UK term loans outstanding and $71.8 million revolver borrowings outstanding under the Credit Facility at July 28, 2012. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Amendment) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $292.8 million at July 28, 2012. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at July 28, 2012.

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

The aggregate of annual dividend requirements on the Company's Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $0.1 million.

The Company's contractual obligations at July 28, 2012 increased from January 28, 2012. Long-term debt obligations increased $59.8 million due to increased revolver borrowings, lease obligations increased $45.3 million due to increased store openings and purchase obligations increased $37.3 million due to seasonal increases in purchases of retail inventory.

Capital Expenditures
Total capital expenditures in Fiscal 2013 are expected to be approximately $92.3 million. These include retail capital expenditures of approximately $82.5 million to open approximately 27 Journeys stores, including 12 in Canada, ten Journeys Kidz stores, one Shi by Journeys store, 17 Schuh stores, 13 Johnston & Murphy shops and factory stores, including three in Canada, and 48 Lids Sports Group stores including 33 Lids stores, with 15 stores in Canada, and 15 Lids Locker Room and Clubhouse stores, and to complete approximately 145 major store renovations. The planned amount of capital expenditures in Fiscal 2013 for wholesale operations and other purposes is approximately $9.8 million, including approximately $4.6 million for new systems to improve customer service and support the Company's growth.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility and UK Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2013. The approximately $7.5 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2013.

Common Stock Repurchases
The Company repurchased 346,398 shares during the six months ended July 28, 2012 for a total cost of $20.8 million. The Company did not repurchase any shares during the six months ended July 30, 2011.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company's Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $1.2 million in the second quarter of Fiscal 2013 and Fiscal 2012, respectively, and $0.4 million and $1.6 million in the first six months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company has $71.8 million of outstanding revolver borrowings at a weighted average interest rate of 3.38% as of July 28, 2012. A 100 basis point adverse change in interest rates would increase annual interest expense by $0.7 million on the $71.8 million revolver borrowings. The Company has $28.7 million of outstanding U.K. term loans at a weighted average interest rate of 3.85% as of July 28, 2012. A 100 basis point adverse change in interest rates would increase annual interest expense by $0.3 million on the $28.7 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at July 28, 2012. As a result, the Company considers the interest rate market risk implicit in these investments at July 28, 2012 to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it was the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases were material. At July 28, 2012, the Company did not have any forward foreign exchange contracts outstanding.

Accounts Receivable - The Company's accounts receivable balance at July 28, 2012 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of July 28, 2012. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at July 28, 2012, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2013 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the six months ended July 28, 2012 are included in Note 1 to the Condensed Consolidated Financial statements.

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
Based on their evaluation as of July 28, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2012
4-29-12 to 5-26-12	—	$—	—	$—

June 2012
5-27-12 to 6-23-12(1)	70,931	$59.68	—	$—
5-27-12 to 6-23-12(2)	156,100	$61.29	156,100	$24,784

July 2012
6-24-12 to 7-28-12(2)	190,298	$59.16	190,298	$13,525

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

(2)
During the second quarter of Fiscal 2013, the Company repurchased shares under an existing $35.0 million authorization from the board of directors. As of July 28, 2012, the Company had repurchased 366,398 shares at a cost of $21.5 million.

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
Date: September 6, 2012