Form 10-Q
period 2012-10-27
GENESCO INC
filed 2012-12-06
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 27, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 23, 2012, 24,150,944 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	October 27, 2012	January 28, 2012	Recast October 29, 2011(1)
Current Assets:
Cash and cash equivalents	$39,890	$53,790	$36,073
Accounts receivable, net of allowances of $6,331 at October 27,
2012, $6,900 at January 28, 2012 and $5,770 at October 29, 2011	61,006	43,713	61,393
Inventories	600,251	435,113	544,099
Deferred income taxes	23,109	22,541	30,682
Prepaids and other current assets	42,520	40,155	45,442
Total current assets	766,776	595,312	717,689

Property and equipment:
Land	6,152	6,118	6,151
Buildings and building equipment	20,427	20,260	20,319
Computer hardware, software and equipment	126,311	116,920	112,236
Furniture and fixtures	145,476	127,949	124,770
Construction in progress	12,757	7,158	8,094
Improvements to leased property	313,180	299,775	297,268
Property and equipment, at cost	624,303	578,180	568,838
Accumulated depreciation	(384,804)	(350,491)	(339,313)
Property and equipment, net	239,499	227,689	229,525
Deferred income taxes	30,711	28,152	19,054
Goodwill	272,201	259,759	262,304
Trademarks, net of accumulated amortization of
$3,062 at October 27, 2012, $2,246 at January 28, 2012 and
$1,975 at October 29, 2011	78,184	78,276	79,227
Other intangibles, net of accumulated amortization of
$16,336 at October 27, 2012, $13,645 at January 28, 2012 and
$12,746 at October 29, 2011	12,462	14,808	15,729
Other noncurrent assets	33,565	33,269	36,218
Total Assets	$1,433,398	$1,237,265	$1,359,746

(1) Certain previously reported October 29, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Schuh purchase price. See Notes 1 and 2 for additional information.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	October 27, 2012	January 28, 2012	Recast October 29, 2011(1)
Current Liabilities:
Accounts payable	$219,826	$138,938	$243,594
Accrued employee compensation	64,362	53,029	61,592
Accrued other taxes	22,962	26,293	19,531
Accrued income taxes	2,415	16,390	2,482
Current portion – long-term debt	5,639	8,773	5,233
Other accrued liabilities	66,650	52,789	48,891
Provision for discontinued operations	7,081	8,250	8,288
Total current liabilities	388,935	304,462	389,611
Long-term debt	86,296	31,931	142,648
Pension liability	25,576	22,201	13,841
Deferred rent and other long-term liabilities	152,499	156,794	128,990
Provision for discontinued operations	4,202	4,267	4,359
Total liabilities	657,508	519,655	679,449
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	3,934	4,957	5,058
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 27, 2012 – 24,640,003/24,151,539
January 28, 2012 – 24,757,826/24,269,362
October 29, 2011 – 24,707,350/24,218,886	24,640	24,758	24,707
Additional paid-in capital	167,332	149,479	145,152
Retained earnings	625,499	586,990	545,566
Accumulated other comprehensive loss	(29,669)	(32,966)	(24,715)
Treasury shares, at cost	(17,857)	(17,857)	(17,857)
Total Genesco equity	773,879	715,361	677,911
Noncontrolling interest – non-redeemable	2,011	2,249	2,386
Total equity	775,890	717,610	680,297
Total Liabilities and Equity	$1,433,398	$1,237,265	$1,359,746

(1) Certain previously reported October 29, 2011 balances have been recast to reflect the effects of finalizing the allocation of the Schuh purchase price. See Note 2 for additional information.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$664,458	$616,525	$1,808,124	$1,568,618
Cost of sales	330,110	306,068	894,090	775,604
Selling and administrative expenses	281,613	264,200	807,798	717,990
Asset impairments and other, net	357	345	896	1,936
Earnings from operations	52,378	45,912	105,340	73,088
Interest expense, net:
Interest expense	1,342	1,885	3,691	3,498
Interest income	(41)	(16)	(66)	(34)
Total interest expense, net	1,301	1,869	3,625	3,464
Earnings from continuing operations before income taxes	51,077	44,043	101,715	69,624
Income tax expense	10,108	17,882	29,394	28,138
Earnings from continuing operations	40,969	26,161	72,321	41,486
Provision for discontinued operations, net	(94)	(73)	(312)	(997)
Net Earnings	$40,875	$26,088	$72,009	$40,489

Basic earnings per common share:
Continuing operations	$1.74	$1.12	$3.05	$1.79
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.05)
Net earnings	$1.73	$1.11	$3.04	$1.74
Diluted earnings per common share:
Continuing operations	$1.71	$1.09	$3.00	$1.74
Discontinued operations	(0.01)	0.00	(0.02)	(0.04)
Net earnings	$1.70	$1.09	$2.98	$1.70

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net earnings	$40,875	$26,088	$72,009	$40,489
Other comprehensive income (loss):
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for each period	32	1	12	64
Foreign currency translation adjustments	3,124	(2,444)	3,285	(474)
Total other comprehensive income (loss)	3,156	(2,443)	3,297	(410)
Comprehensive income	$44,031	$23,645	$75,306	$40,079

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,875	$26,088	$72,009	$40,489
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	15,651	13,844	46,195	39,048
Amortization of deferred note expense and debt discount	198	199	594	510
Deferred income taxes	(5,121)	(232)	(7,325)	86
Provision for losses on accounts receivable	340	348	1,195	1,024
Impairment of long-lived assets	283	42	720	1,102
Restricted stock and share-based compensation	2,828	2,224	7,483	5,461
Provision for discontinued operations	155	122	515	1,646
Tax benefit of stock options and restricted stock exercised	(154)	(68)	(4,820)	(3,626)
Other	342	415	981	1,004
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(15,515)	(18,570)	(18,379)	(13,072)
Inventories	(40,975)	(68,304)	(159,683)	(150,108)
Prepaids and other current assets	15,973	14,498	(1,790)	(3,975)
Accounts payable	2,934	43,082	67,320	110,361
Other accrued liabilities	9,552	20,911	227	(4,835)
Other assets and liabilities	689	(3,534)	1,320	(12,230)
Net cash provided by operating activities	28,055	31,065	6,562	12,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,332)	(14,412)	(52,865)	(37,625)
Acquisitions, net of cash acquired	(2,893)	(4,241)	(13,690)	(91,643)
Proceeds from asset sales	28	2	66	25
Net cash used in investing activities	(23,197)	(18,651)	(66,489)	(129,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	—	—	—	(21)
Payments of long-term debt	(1,417)	(1,172)	(9,014)	(17,246)
Borrowings under revolving credit facility	113,700	67,900	304,400	218,900
Payments on revolving credit facility	(121,600)	(82,581)	(245,500)	(116,100)
Tax benefit of stock options and restricted stock exercised	154	68	4,820	3,626
Share repurchases	(7,312)	—	(27,539)	—
Change in overdraft balances	3,372	2,386	12,984	(437)
Dividends paid on non-redeemable preferred stock	(33)	(49)	(114)	(147)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	193	1,551	4,976	8,860
Other	—	(26)	—	(938)
Net cash (used in) provided by financing activities	(12,943)	(11,923)	45,013	96,497
Effect of foreign exchange rate fluctuations on cash	753	—	1,014	—
Net (Decrease) Increase in Cash and Cash Equivalents	(7,332)	491	(13,900)	(19,861)
Cash and cash equivalents at beginning of period	47,222	35,582	53,790	55,934
Cash and cash equivalents at end of period	$39,890	$36,073	$39,890	$36,073
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,334	$1,545	$3,043	$3,369
Income taxes	8,839	2,768	53,752	41,341
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 29, 2011	$5,183	$24,163	$131,910	$505,224	$(24,305)	$(17,857)	$2,503	$626,821
Net earnings	—	—	—	81,959	—	—	—	81,959
Other comprehensive loss	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and
restricted stock exercises	—	—	4,585	—	—	—	—	4,585
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012	4,957	24,758	149,479	586,990	(32,966)	(17,857)	2,249	717,610
Net earnings	—	—	—	72,009	—	—	—	72,009
Other comprehensive income	—	—	—	—	3,297	—	—	3,297
Dividends paid on non-redeemable preferred stock	—	—	—	(114)	—	—	—	(114)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares - Employee Stock Purchase Plan	—	3	165	—	—	—	—	168
Employee and non-employee restricted stock	—	—	7,483	—	—	—	—	7,483
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and
restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(491)	—	(28,931)	—	—	—	(29,422)
Other	(1,023)	28	995	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(238)	(238)
Balance October 27, 2012	$3,934	$24,640	$167,332	$625,499	$(29,669)	$(17,857)	$2,011	$775,890

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

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the licensed Dockers brand and other brands that the Company licenses for men's footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at October 27, 2012, the Company operated 2,448 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

Principles of Consolidation
All subsidiaries are consolidated in the condensed consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications and Recasting
The Condensed Consolidated Balance Sheet at October 29, 2011 has been derived from the Consolidated Financial Statements at that date as recast to reflect the effects of finalizing the allocation of the Schuh purchase price, but does not include all the notes required by generally accepted accounting principles for complete financial statements. As a result of the change in total assets for the period ended October 29, 2011, total segment assets in Note 9 for Schuh Group and Corporate and Other have been recast by $7.2 million and $9.5 million, respectively. For additional information, refer to the Consolidated Financial Statements and related notes for the year ended January 28, 2012 included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to conform prior years' data to the current year presentation with respect to segments. The Company integrated the Underground Station operations into the Journeys Group in the first quarter of Fiscal 2013. The former Underground Station stores will be

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

a subset of Journeys Group under the brand "Underground by Journeys." Journeys Group segment net sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated by $22.7 million, $(0.1) million, $29.3 million, $0.4 million and $0.1 million, respectively, for the three months ended October 29, 2011 and $65.9 million, $(1.9) million, $29.3 million, $1.4 million and $0.2 million, respectively, for the nine months ended October 29, 2011 as a result of combining Underground Station Group with the Journeys Group segment to conform to current year presentation (See Note 9).

Certain shipping and warehouse expenses have been reclassed from selling and administrative expenses to cost of sales in Fiscal 2012 to conform to the current year presentation. The reclass to cost of sales from selling and administrative expense for the three months and nine months ended October 29, 2011 was $1.7 million and $4.0 million, respectively.

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
The goodwill impairment test involves a two step process. The first step is a comparison of the fair value and carrying value of the reporting unit with which the goodwill is associated. The Company estimates fair value using the best information available and computes the fair value by an equal weighting of the results arrived by a market approach and an income approach utilizing discounted cash flow projections. The income approach uses a projection of a business unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed in the fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the third quarters of Fiscal 2013 and 2012, and $0.6 million and $1.8 million in the first nine months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 8.

Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at estimated time of delivery to the customer and are net of estimated returns and exclude sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At October 27, 2012, the Company had a deferred tax valuation allowance of $3.6 million.

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

The Company recorded an effective income tax rate of 19.8% in the third quarter of Fiscal 2013 compared to 40.6% for the same period last year and 28.9% and 40.4% for the first nine months of Fiscal 2013 and 2012, respectively. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation expense related to stock options for the third quarter and first nine months of Fiscal 2013 and 2012. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the third quarter of Fiscal 2013 and 2012, restricted stock expense was $2.8 million and $2.3 million, respectively. For the first nine months of Fiscal 2013 and 2012, restricted stock expense was $7.5 million and $5.5 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

There were no employee restricted stock or director restricted stock grants during the three months ended October 27, 2012 or October 29, 2011. During the nine months ended October 27, 2012, the Company issued 194,232 shares of employee restricted stock at a grant date fair value of $57.58 per share which vest over a four-year term. For the nine months ended October 27, 2012, the Company issued 10,224 shares of director restricted stock at a weighted average price of $65.06, which vest on the first anniversary of the grant date. During the nine months ended October 29, 2011, the Company issued 289,407 shares of employee restricted stock at a grant date fair value of $45.14 per share which vest over a four-year term. For the nine months ended October 29, 2011, the Company issued 14,643 shares of director restricted stock at a weighted average price of $43.01 which vest on the first anniversary of the grant date.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Included in cash and cash equivalents at October 27, 2012, January 28, 2012 and October 29, 2011 are cash equivalents of $0.0 million, $0.2 million and $0.2 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At
October 27, 2012, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. All of the Company’s domestic deposit account balances are currently FDIC insured as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At October 27, 2012, January 28, 2012 and October 29, 201l, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $52.0 million, $39.0 million and $35.7 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of October 27, 2012.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $20.0 million, $17.6 million and $19.2 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively, and deferred rent of $37.2 million, $35.2 million and $34.8 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $168.8 million for the Lids Sports Group, $102.6 million for the Schuh Group and $0.8 million for Licensed Brands at October 27, 2012, $159.1 million for the Lids Sports Group, $99.9 million for the Schuh Group and $0.8 million for Licensed Brands at January 28, 2012 and $159.0 million for the Lids Sports Group, $102.5 million for the Schuh Group and $0.8 million for Licensed Brands at October 29, 2011. The Company tests for impairment of intangible assets with an indefinite life, at a minimum on an annual basis, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In connection with acquisitions, the Company records goodwill on its Condensed Consolidated Financial Statements. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Condensed Consolidated Balance
Sheets. Because the team dealer business to which the goodwill relates had performed somewhat below the Company's expectations, the Company performed impairment testing as of August 25, 2012. Although the Company found that the result of the impairment test, which valued the business at approximately $1.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with the test to be performed as of the end of the current fiscal year or in future tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $4.0 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $4.3 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.0 million, the Company does not believe that any impairment charge related thereto would be material.

Identifiable intangible assets of the Company with finite lives are trademarks, customer lists, in-place leases, non-compete agreements and a vendor contract acquired in connection with the acquisitions of Hat World, Inc. in April 2004, Hat Shack, Inc. in January 2007, Impact Sports in November 2008, Great Plains Sports in September 2009, Sports Fan-Attic in November 2009, Brand Innovators in May 2010, Anaconda Sports in August 2010, Keuka Footwear in August 2010, Sports Avenue in October 2010 and Schuh in June 201l as well as various smaller acquisitions. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 27, 2012 and January 28, 2012 are:

Fair Values
In thousands	October 27, 2012		January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$63,900	$63,968	$5,000	$5,021
UK Term Loans	28,035	27,970	35,704	35,387

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $2.2 million and $2.8 million for the third quarters of Fiscal 2013 and 2012, respectively, and $6.0 million and $7.1 million for the first nine months of Fiscal 2013 and 2012, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was less than $0.1 million for each of the third quarters of Fiscal 2013 and 2012 and $0.2 million and $0.3 million for the first nine months of Fiscal 2013 and 2012, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $9.7 million, $10.4 million and $7.3 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

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

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date, in Fiscal 2013, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $12.5 million and $11.0 million for the third quarter of Fiscal 2013 and 2012, respectively, and $33.6 million and $29.1 million for the first nine months of Fiscal 2013 and 2012, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months.

The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.8 million, $1.1 million and $2.3 million at October 27, 2012, January 28, 2012 and October 29, 2011.

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

Cooperative Advertising
Cooperative advertising funds are made available to most of the Company’s wholesale footwear customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. The Company’s cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for the Company’s products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, the Company’s cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer. The Company accounts for these cooperative advertising costs as selling and administrative expenses, in accordance with the Revenue Recognition Topic for Customer Payments and Incentives of the Codification.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses were $1.1 million and $0.8 million for the third quarter of Fiscal 2013 and 2012, respectively, and $2.8 million and $2.5 million for the first nine months of Fiscal 2013 and 2012, respectively. During the first nine months of Fiscal 2013 and 2012, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.9 million and $0.3 million for the third quarter of Fiscal 2013 and 2012, respectively, and $2.5 million and $2.1 million for the first nine months of Fiscal 2013 and 2012, respectively. During the first nine months of Fiscal 2013 and 2012, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 27, 2012 consisted of $29.6 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, offset by a cumulative foreign currency translation adjustment of $0.2 million.

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

There were no such contracts outstanding at October 27, 2012 or January 28, 2012. The notional amount of such contracts outstanding at October 29, 2011 was $1.4 million. For the nine months ended October 27, 2012, the Company recorded an unrealized gain on foreign currency forward contracts of less than $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major international, national and regional financial institutions with which it enters into such contracts.

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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 75 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of October 27, 2012. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended October 27, 2012 include net sales of $92.3 million and operating earnings of $2.7 million, and for the nine months ended October 27, 2012 include net sales of $243.7 million and an operating loss of $(0.8) million, and have been included in the Company’s Condensed Consolidated Financial Statements for the three months and nine months ended October 27, 2012. During the three months and nine months ended October 27, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $3.0 million and $8.9 million, respectively. This expense is included in the operating earnings (loss) for the Schuh Group segment.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Acquisitions and Intangible Assets, Continued

The acquisition has been accounted for using the purchase method in accordance with the Business Combinations Topic of the Codification. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

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

Nine Months Ended - Pro forma
In thousands, except per share data	October 29, 2011
Net sales	$1,660,898
Earnings from continuing operations	42,586
Earnings per share:
Basic	$1.83
Diluted	$1.79

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.

Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Oct. 27, 2012	Jan. 28, 2012	Oct. 27, 2012	Jan. 28, 2012	Oct. 27, 2012	Jan. 28, 2012	Oct. 27, 2012	Jan. 28, 2012
Gross other intangibles	$12,519	$12,390	$14,147	$14,062	$2,132	$2,001	$28,798	$28,453
Accumulated amortization	(10,486)	(9,477)	(4,797)	(3,292)	(1,053)	(876)	(16,336)	(13,645)
Net Other Intangibles	$2,033	$2,913	$9,350	$10,770	$1,079	$1,125	$12,462	$14,808

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million for each of the third quarters of Fiscal 2013 and 2012, and $2.5 million and $2.3 million for the first nine months of Fiscal 2013 and 2012, respectively. The amortization of intangibles, including trademarks, will be $4.6 million, $4.2 million, $3.1 million, $2.2 million and $1.6 million for Fiscal 2013, 2014, 2015, 2016 and 2017, respectively.

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

The Company recorded a pretax charge to earnings of $0.4 million in the third quarter of Fiscal 2013, including $0.3 million for retail store asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $0.9 million in the first nine months of Fiscal 2013, including $0.7 million for retail store asset impairments, $0.1 million for network intrusion expenses and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $0.3 million in the third quarter of Fiscal 2012, including $0.2 million for other legal matters and $0.1 million for network intrusion expenses. The Company recorded a pretax charge to earnings of $1.9 million in the first nine months of Fiscal 2012, including $1.1 million for retail store asset impairments, $0.5 million for network intrusion expenses and $0.3 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 29, 2011	$15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)
Balance January 28, 2012	12,517
Additional provision Fiscal 2013	515
Charges and adjustments, net	(1,749)
Balance October 27, 2012*	11,283
Current provision for discontinued operations	7,081
Total Noncurrent Provision for Discontinued Operations	$4,202

*Includes a $11.8 million environmental provision, including $7.6 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	October 27, 2012	January 28, 2012
Raw materials	$28,888	$30,636
Wholesale finished goods	46,340	53,453
Retail merchandise	525,023	351,024
Total Inventories	$600,251	$435,113

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of October 27, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 28, 2012	$47	$—	$—	$47	$46
Measured as of July 28, 2012	$54	$—	$—	$54	$391
Measured as of October 27, 2012	$211	$—	$—	$211	$283

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.3 million and $0.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and nine months ended October 27, 2012. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Service cost	$88	$63	$89	$42
Interest cost	1,239	1,400	39	43
Expected return on plan assets	(1,750)	(1,952)	—	—
Amortization:
Prior service cost	1	1	—	—
Losses	1,478	1,162	21	20
Net amortization	1,479	1,163	21	20
Net Periodic Benefit Cost	$1,056	$674	$149	$105

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Service cost	$264	$189	$267	$126
Interest cost	3,722	4,198	117	129
Expected return on plan assets	(5,254)	(5,856)	—	—
Amortization:
Prior service cost	3	3	—	—
Losses	4,554	3,565	63	60
Net amortization	4,557	3,568	63	60
Net Periodic Benefit Cost	$3,289	$2,099	$447	$315

There is no cash contribution required for the Plan in 2012.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 27, 2012			October 29, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$40,969			$26,161

Less: Preferred stock dividends	(33)			(49)

Basic EPS from continuing operations
Income available to
common shareholders	40,936	23,584	$1.74	26,112	23,407	$1.12

Effect of Dilutive Securities from continuing operations
Options		331			464
Convertible preferred stock(1)	22	34		37	57
Employees' preferred stock(2)		47			48

Diluted EPS
Income available to common
shareholders plus assumed
conversions	$40,958	23,996	$1.71	$26,149	23,976	$1.09

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for all periods presented. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 13,502, 15,575 and 4,920, respectively, as of October 27, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the third quarters ended October 27, 2012 and October 29, 2011.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 27, 2012			October 29, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$72,321			$41,486

Less: Preferred stock dividends	(114)			(147)

Basic EPS from continuing operations
Income available to
common shareholders	72,207	23,653	$3.05	41,339	23,158	$1.79

Effect of Dilutive Securities from continuing operations
Options		386			496
Convertible preferred stock(1)	66	34		41	25
Employees' preferred stock(2)		48			49

Diluted EPS
Income available to common
shareholders plus assumed
conversions	$72,273	24,121	$3.00	$41,380	23,728	$1.74

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for all preferred stocks for the nine months ended October 27, 2012 and for Series 3 preferred stock for the nine months ended October 29, 2011. Therefore, conversion of all the preferred shares were included in diluted earnings per share for the nine months ended October 27, 2012 and conversion of Series 3 preferred stock was included in diluted earnings per share for the nine months ended October 29, 2011. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1 and 4 preferred stock for the nine months ended October 29, 2011. Therefore, conversion of the Series 1 and 4 convertible preferred stocks for the nine months ended October 29, 2011 were not reflected in diluted earnings per share because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 13,502, 15,575 and 4,920, respectively, as of October 27, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for the nine months ended October 27, 2012 and October 29, 2011.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

The Company repurchased 491,111 shares during the nine months ended October 27, 2012 for $29.4 million of which $1.9 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company did not repurchase any shares during the nine months ended October 29, 2011.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.8 million as of October 27, 2012, $13.0 million as of January 28, 2012 and $13.2 million as of October 29, 2011. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million reflected in each of the third quarters of Fiscal 2013 and 2012, and $0.6 million and $1.8 million reflected in the first nine months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion. The Company disputes the validity of these claims and intends to contest them vigorously and thus has no liability accrual with respect to them. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect any potential additional claims to have a material effect on its financial condition or results of operations.

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. The Company disputes the validity of the claim and intends to defend the matter and thus has no liability accrual in connection with it.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The Company has filed a motion to dismiss the consolidated action, intends to defend it, and thus has no liability accrual in connection with it.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the nine months ended October 27, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Schuh Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands. As a result of combining the Underground Station Group with Journeys Group in the first quarter of Fiscal 2013, Journeys Group segment sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated for the three months and nine months ended October 29, 2011 to conform to the current year presentation.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 27, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$300,718	$92,250	$186,178	$53,081	$32,564	$224	$665,015
Intercompany Sales	—	—	(441)	(2)	(114)	—	(557)
Net sales to external customers	$300,718	$92,250	$185,737	$53,079	$32,450	$224	$664,458
Segment operating income (loss)	$37,073	$2,709	$18,573	$3,158	$3,724	$(12,502)	$52,735
Asset Impairments and other*	—	—	—	—	—	(357)	(357)
Earnings (loss) from operations	37,073	2,709	18,573	3,158	3,724	(12,859)	52,378
Interest expense	—	—	—	—	—	(1,342)	(1,342)
Interest income	—	—	—	—	—	41	41
Earnings (loss) from continuing operations before income taxes	$37,073	$2,709	$18,573	$3,158	$3,724	$(14,160)	$51,077
Total assets**	$338,095	$245,981	$559,741	$88,322	$42,301	$158,958	$1,433,398
Depreciation and amortization	4,945	2,419	6,678	934	98	577	15,651
Capital expenditures	6,464	5,211	6,414	1,326	34	883	20,332

*Asset Impairments and other includes a $0.3 million charge for asset impairments, of which $0.1 million is in the Lids Sports Group and $0.2 million is in the Journeys Group, and a $0.1 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.8 million, $102.6 million and $0.8 million of goodwill, respectively.

Three Months Ended
October 29, 2011	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$274,158	78,212	$185,637	$48,146	$30,297	$203	$616,653
Intercompany Sales	—	—	(90)	—	(38)	—	(128)
Net sales to external customers	$274,158	$78,212	$185,547	$48,146	$30,259	$203	$616,525
Segment operating income (loss)	$28,238	$4,417	$18,892	$2,979	$3,700	$(11,969)	$46,257
Asset Impairments and other*	—	—	—	—	—	(345)	(345)
Earnings (loss) from operations	28,238	4,417	18,892	2,979	3,700	(12,314)	45,912
Interest expense	—	—	—	—	—	(1,885)	(1,885)
Interest income	—	—	—	—	—	16	16
Earnings (loss) from continuing operations before income taxes	$28,238	$4,417	$18,892	$2,979	$3,700	$(14,183)	$44,043
Total assets**	$321,535	225,491	$531,285	$85,309	$37,691	$158,435	$1,359,746
Depreciation and amortization	5,199	1,599	5,678	888	76	404	13,844
Capital expenditures	3,465	3,777	5,672	414	161	923	14,412

*Asset Impairments and other includes a $0.2 million charge for other legal matters and a $0.1 million charge for network intrusion costs.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.0 million, $102.5 million and $0.8 million of goodwill, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 27, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$773,997	$243,718	$552,151	$152,780	$86,214	$914	$1,809,774
Intercompany Sales	—	—	(1,399)	(9)	(242)	—	(1,650)
Net sales to external customers	$773,997	$243,718	$550,752	$152,771	$85,972	$914	$1,808,124
Segment operating income (loss)	$64,420	$(787)	$58,312	$8,981	$8,516	$(33,206)	$106,236
Asset Impairments and other*	—	—	—	—	—	(896)	(896)
Earnings (loss) from operations	64,420	(787)	58,312	8,981	8,516	(34,102)	105,340
Interest expense	—	—	—	—	—	(3,691)	(3,691)
Interest income	—	—	—	—	—	66	66
Earnings (loss) from continuing operations before income taxes	$64,420	$(787)	$58,312	$8,981	$8,516	$(37,727)	$101,715
Total assets**	$338,095	$245,981	$559,741	$88,322	$42,301	$158,958	$1,433,398
Depreciation and amortization	14,902	7,192	19,385	2,745	256	1,715	46,195
Capital expenditures	15,279	13,106	16,186	4,901	616	2,777	52,865

*Asset Impairments and other includes a $0.7 million charge for asset impairments, of which $0.4 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, a $0.1 million charge for network intrusion costs and a $0.1 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.8 million, $102.6 million and $0.8 million of goodwill, respectively.

Nine Months Ended
October 29, 2011	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$703,368	112,185	$532,895	$141,768	$77,940	$824	$1,568,980
Intercompany Sales	—	—	(149)	—	(213)	—	(362)
Net sales to external customers	$703,368	$112,185	$532,746	$141,768	$77,727	$824	$1,568,618
Segment operating income (loss)	$41,821	$4,340	$51,002	$8,029	$7,998	$(38,166)	$75,024
Asset Impairments and other*	—	—	—	—	—	(1,936)	(1,936)
Earnings (loss) from operations	41,821	4,340	51,002	8,029	7,998	(40,102)	73,088
Interest expense	—	—	—	—	—	(3,498)	(3,498)
Interest income	—	—	—	—	—	34	34
Earnings (loss) from continuing operations before income taxes	$41,821	$4,340	$51,002	$8,029	$7,998	$(43,566)	$69,624
Total assets**	$321,535	225,491	$531,285	$85,309	$37,691	$158,435	$1,359,746
Depreciation and amortization	15,638	2,535	16,535	2,662	209	1,469	39,048
Capital expenditures	8,740	4,759	19,201	1,579	636	2,710	37,625

*Asset Impairments and other includes a $1.1 million charge for asset impairments, of which $0.6 million is in the Journeys Group, $0.3 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $0.5 million charge for network intrusion costs and a $0.3 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.0 million, $102.5 million and $0.8 million of goodwill.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•
Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the contingent bonus potentially payable to Schuh management in three years based on the achievement of certain performance objectives.

•	The costs of responding to and liability in connection with the network intrusion described under “Significant Developments-Network Intrusion” including any claims or litigation resulting therefrom.

•	The timing and amount of non-cash asset impairments, whether involving fixed assets of retail stores or intangible and other assets of acquired businesses.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution including the impact of a prolonged west coast dock strike.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and operating results.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy® brand, the licensed Dockers® brand, and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,050 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of single team fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 27, 2012, the Company operated 2,448 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the nine months ended October 27, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,975 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,425 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of October 27, 2012, the Company has opened three Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 1,075 square feet. The Schuh Group also operates 13 footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,175 square feet, and sells footwear through e-commerce operations.

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

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) increasing the Company's store base, 2) increasing retail square footage, 3) improving comparable store sales, 4) increasing operating margin and 5) enhancing the value of its brands. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases. The pace of the Company's organic growth may be limited by saturation of its markets and by economic conditions. To address potential saturation of the U.S. market, certain of the Company's retail businesses have opened retail stores in Canada, beginning in Fiscal 2011. The Company also opened its first Schuh Kids store in Scotland during the third quarter of Fiscal 2013.

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

Summary of Results of Operations
The Company's net sales increased 7.8% during the third quarter of Fiscal 2013 compared to the same quarter of Fiscal 2012. The increase reflected (i) the acquisition of the Schuh Group in the second quarter last year, which contributed $92.3 million in sales during the three months ended October 27, 2012 as compared to $78.2 million during the third quarter of Fiscal 2012, (ii) a 10% increase in Journeys Group sales, (iii) a 10% increase in Johnston & Murphy Group sales, and (iv) a 7% increase in Licensed Brands sales. Gross margin as a percentage of net sales was down slightly at 50.3% during the third quarter of Fiscal 2013, compared to 50.4% for the same period last year. Selling and administrative expenses decreased as a percentage of net sales during the third quarter of Fiscal 2013, reflecting expense decreases as a percentage of net sales in all of the Company's business segments, except Schuh Group and Licensed Brands. Earnings from operations increased as a percentage of net sales during the third quarter of Fiscal 2013, reflecting improved earnings from operations as a percentage of net sales in Journeys Group, offset by decreased earnings from operations as a percentage of net sales in Schuh Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands.

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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 75 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of October 27, 2012. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for the three months ended October 27, 2012 include net sales of $92.3 million and operating earnings of $2.7 million, and for the nine months ended October 27, 2012 include net sales of $243.7 million and an operating loss of $(0.8) million, and have been included in the Company’s Condensed Consolidated Financial Statements for the three months and nine months ended October 27, 2012. During the three months and nine months ended October 27, 2012, compensation expense related to the Schuh acquisition deferred purchase price obligation was $3.0 million and $8.9 million, respectively. This expense is included in the operating earnings (loss) for the Schuh Group segment.

Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion. The Company disputes the validity of these claims and intends to contest them vigorously and thus has no liability accrual with respect to them. There can be no assurance that additional claims related to the intrusion will not be asserted by these or other parties in the future, but the Company does not currently expect any potential additional claims to have a material effect on its financial condition or results of operations.

Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $0.4 million in the third quarter of Fiscal 2013, including $0.3 million for retail store asset impairments and $0.1 million for other legal matters. The Company recorded a pretax charge to earnings of $0.9 million in the first nine months of Fiscal 2013, including $0.7 million for retail store asset impairments, $0.1 million for network intrusion expenses and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $0.3 million in the third quarter of Fiscal 2012, including $0.2 million for other legal matters and $0.1 million for network intrusion expenses. The Company recorded a pretax charge to earnings of $1.9 million in the first nine months of Fiscal 2012, including $1.1 million for retail store asset impairments, $0.5 million for network intrusion expenses and $0.3 million for other legal matters.

In connection with acquisitions, the Company records goodwill on its Condensed Consolidated Financial Statements. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Condensed Consolidated Balance
Sheets. Because the team dealer business to which the goodwill relates had performed somewhat below the Company's expectations, the Company performed impairment testing as of August 25, 2012. Although the Company found that the result of the impairment test, which valued the business at approximately $1.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with the test to be performed as of the end of the current fiscal year or in future tests that some or all of the carrying value of the goodwill may not be recoverable resulting in a non-cash charge to earnings. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $4.0 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $4.3 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.0 million, the Company does not believe that any impairment charge related thereto would be material.

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

Results of Operations - Third Quarter Fiscal 2013 Compared to Fiscal 2012

The Company's net sales in the third quarter ended October 27, 2012 increased 7.8% to $664.5 million from $616.5 million in the third quarter ended October 29, 2011. Gross margin increased 7.7% to $334.3 million in the third quarter this year from $310.5 million in the same period last year but decreased as a percentage of net sales from 50.4% to 50.3%. Selling and administrative expenses in the third quarter this year increased 6.6% from the third quarter last year but decreased as a percentage of net sales from 42.9% to 42.4%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 27, 2012 were $51.1 million compared to $44.0 million for the third quarter ended October 29, 2011. Pretax earnings for the third quarter ended October 27, 2012 included asset impairment and other charges of $0.4 million primarily for retail store asset impairments and other legal matters. Pretax earnings for the third quarter ended October 27, 2012 also included $3.0 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the third quarter ended October 29, 2011 included asset impairment and other charges of $0.3 million, primarily for other legal matters and network intrusion expenses. Pretax earnings for the third quarter ended October 29, 2011 also included $0.2 million in costs related to the Schuh acquisition and $2.9 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the third quarter ended October 27, 2012 were $40.9 million ($1.70 diluted earnings per share) compared to $26.1 million ($1.09 diluted earnings per share) for the third quarter ended October 29, 2011. The Company recorded an effective income tax rate of 19.8% in the third quarter this year compared to 40.6% in the same period last year. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

Journeys Group

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$300,718	$274,158	9.7%
Earnings from operations	$37,073	$28,238	31.3%
Operating margin	12.3%	10.3%

Net sales from Journeys Group increased 9.7% to $300.7 million for the third quarter ended October 27, 2012 compared to $274.2 million for the same period last year. The increase reflects primarily an 8% increase in comparable store sales. The comparable store sales increase reflected a 5% increase in average price per pair of shoes, reflecting changes in pricing and product mix, and a 2% increase in unit sales. Journeys Group operated 1,157 stores at the end of the third quarter of Fiscal 2013, including 155 Journeys Kidz stores, 51 Shi by Journeys stores, 133 Underground by Journeys stores and 21 Journeys stores in Canada, compared to 1,156 stores at the end of the third quarter last year, including 153 Journeys Kidz stores, 53 Shi by Journeys stores, 139 Underground by Journeys stores and nine Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended October 27, 2012 increased 31.3% to $37.1 million compared to $28.2 million for the third quarter ended October 29, 2011. The increase was due to increased net sales, increased gross margin as a percentage of net sales, reflecting changes in product mix, and to decreased expenses as a percentage of net sales, reflecting leverage from positive comparable stores sales.

Schuh Group

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$92,250	$78,212	17.9%
Earnings from operations	$2,709	$4,417	(38.7)%
Operating margin	2.9%	5.6%

Net sales from the Schuh Group increased 17.9% to $92.3 million for the third quarter ended October 27, 2012, compared to $78.2 million for the third quarter ended October 29, 2011. The increase reflects primarily a 9% increase in comparable store sales and 13% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Schuh Group operated 75 stores, including three Schuh Kids stores, and 13 concessions at the end of the third quarter of Fiscal 2013, compared to 60 stores and 15 concessions at the end of the third quarter of Fiscal 2012.

Schuh Group earnings from operations were $2.7 million for the third quarter ended October 27, 2012, compared to $4.4 million for the third quarter ended October 29, 2011. Earnings included $3.0 million in Fiscal 2013 and $2.9 million in Fiscal 2012 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also include $4.2 million this year and $1.7 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in earnings is due to the increase in expense associated with the contingent bonus payment. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$185,737	$185,547	0.1%
Earnings from operations	$18,573	$18,892	(1.7)%
Operating margin	10.0%	10.2%

Net sales from Lids Sports Group increased 0.1% to $185.7 million for the third quarter ended October 27, 2012, compared to $185.5 million for the same period last year, reflecting primarily a 3% increase in average Lids Sports Group stores operated offset by a 5 % decrease in comparable store sales. The comparable store sales decrease reflected a 4% decrease in comparable store hat units sold, primarily in the fitted hat business, reflecting certain fashion and competitive dynamics in the category. The average price per hat decreased 1% for the third quarter this year. Lids Sports Group operated 1,047 stores at the end of the third quarter of Fiscal 2013, including 96 Lids stores in Canada and 137 Lids Locker Room and Clubhouse stores, compared to 1,000 stores at the end of the third quarter last year, including 82 Lids stores in Canada and 118 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the third quarter ended October 27, 2012 decreased 1.7% to $18.6 million compared to $18.9 million for the third quarter ended October 29, 2011. The decrease was due to decreased gross margin as a percentage of net sales due to decreased initial mark-on.

Johnston & Murphy Group

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$53,079	$48,146	10.2%
Earnings from operations	$3,158	$2,979	6.0%
Operating margin	5.9%	6.2%

Johnston & Murphy Group net sales increased 10.2% to $53.1 million for the third quarter ended October 27, 2012 from $48.1 million for the third quarter ended October 29, 2011, reflecting primarily a 6% increase in comparable store sales and a 16% increase in Johnston & Murphy wholesale sales offset by a 1% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 23% in the third quarter of Fiscal 2013 while the average price per pair of shoes decreased 6% for the same period. Retail operations accounted for 69.0% of Johnston & Murphy Group's sales in the third quarter this year, down from 70.6% in the third quarter last year. The comparable store sales increase reflects a 5% increase in average price per pair of shoes and a 3% increase in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of the third quarter of both Fiscal 2013 and 2012 included 156 Johnston & Murphy shops and factory stores.

Johnston & Murphy Group earnings from operations for the third quarter ended October 27, 2012 increased 6.0% to $3.2 million compared to $3.0 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting changes in the wholesale/retail sales mix and leveraging of rent expense.

Licensed Brands

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$32,450	$30,259	7.2%
Earnings from operations	$3,724	$3,700	0.6%
Operating margin	11.5%	12.2%

Licensed Brands' net sales increased 7.2% to $32.5 million for the third quarter ended October 27, 2012, from $30.3 million for the same period last year, reflecting increases in SureGrip Footwear and the Chaps line of footwear. Unit sales for Dockers Footwear increased 1% for the third quarter this year and the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations for the third quarter this year were $3.7 million, essentially unchanged from the same period last year.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 27, 2012 was $12.9 million compared to $12.3 million for the third quarter ended October 29, 2011. Corporate expense in the third quarter this year included $0.4 million in asset impairment and other charges, primarily for retail store asset impairments and other legal matters. Last year's expense in the third quarter included $0.3 million in asset impairment and other charges, primarily for other legal matters and network intrusion expenses, and $0.2 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense increased primarily due to increased professional fees and restricted stock expense.

Interest expense decreased 28.8% from $1.9 million in the third quarter last year to $1.3 million for the third quarter this year due to decreased revolver borrowings this year and lower borrowings in the UK. Average revolver borrowings were $49.1 million during the third quarter this year compared to average revolver borrowings of $98.5 million during the third quarter last year, which included borrowings in connection with the Schuh acquisition last year.

Results of Operations - Nine Months Fiscal 2013 Compared to Fiscal 2012

The Company's net sales in the nine months ended October 27, 2012 increased 15.3% to $1.808 billion from $1.569 billion in the nine months ended October 29, 2011. Gross margin increased 15.3% to $914.0 million in the nine months this year from $793.0 million in the same period last year but was flat as a percentage of net sales at 50.6% . Selling and administrative expenses in the nine months this year increased 12.5% from the nine months last year but decreased as a percentage of net sales from 45.8% to 44.7%. The Company records buying and merchandising and occupancy costs in selling and administrative expense.

Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the nine months ended October 27, 2012 were $101.7 million compared to $69.6 million for the nine months ended October 29, 2011. Pretax earnings for the nine months ended October 27, 2012 included asset impairment and other charges of $0.9 million primarily for retail store asset impairments, network intrusion expenses and other legal matters. Pretax earnings for the nine months ended October 27, 2012 also included $8.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for the nine months ended October 29, 2011 included asset impairment and other charges of $1.9 million, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Pretax earnings for the nine months ended October 29, 2011 also included $7.4 million in costs related to the Schuh acquisition and $4.3 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the nine months ended October 27, 2012 were $72.0 million ($2.98 diluted earnings per share) compared to net earnings of $40.5 million ($1.70 diluted earnings per share) for the nine months ended October 29, 2011. Net earnings for the nine months ended October 29, 2011 included a $1.0 million ($0.04 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remediation related to facilities formerly operated by the Company. The Company recorded an effective income tax rate of 28.9% in the first nine months this year compared to 40.4% in the same period last year.

This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with state tax authorities more favorable than anticipated related to other uncertain tax positions.

Journeys Group

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$773,997	$703,368	10.0%
Earnings from operations	$64,420	$41,821	54.0%
Operating margin	8.3%	5.9%

Net sales from Journeys Group increased 10.0% to $774.0 million for the nine months ended October 27, 2012 compared to $703.4 million for the same period last year. The increase reflects primarily a 9% increase in comparable store sales. The comparable store sales increase reflected a 7% increase in average price per pair of shoes, reflecting changes in pricing and product mix and lower markdowns, and footwear unit comparable sales increased 1%. Unit sales increased 2% during the same period.

Journeys Group earnings from operations for the nine months ended October 27, 2012 increased 54.0% to $64.4 million compared to $41.8 million for the nine months ended October 29, 2011. The increase was due to increased net sales, increased gross margin as a percentage of net sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leveraging of store related costs including occupancy costs and depreciation.

Schuh Group

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$243,718	$112,185	117.2%
Earnings (loss) from operations	$(787)	$4,340	NM
Operating margin	(0.3)%	3.9%

Net sales from the Schuh Group increased 117.2% to $243.7 million for the nine months ended October 27, 2012, compared to $112.2 million for the nine months ended October 29, 2011. Net sales for Schuh Group in last year's nine months include sales for the third quarter and approximately six weeks of sales during the second quarter since the Company acquired Schuh on June 23, 2011.

Schuh Group earnings (loss) from operations were $(0.8) million for the nine months ended October 27, 2012, compared to $4.3 million for the nine months ended October 29, 2011. The earnings (loss) included $8.9 million this year and $4.3 million last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The earnings (loss) also includes $9.5 million this year and $2.0 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. See Note 2 to the Condensed Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$550,752	$532,746	3.4%
Earnings from operations	$58,312	$51,002	14.3%
Operating margin	10.6%	9.6%

Net sales from Lids Sports Group increased 3.4% to $550.8 million for the nine months ended October 27, 2012 compared to $532.7 million for the same period last year, reflecting primarily a 3% increase in average Lids Sports Group stores operated (i.e., the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by ten). Comparable store sales were flat during the nine months ended October 27, 2012. The average price per hat was flat for the first nine months this year.

Lids Sports Group earnings from operations for the nine months ended October 27, 2012 increased 14.3% to $58.3 million compared to $51.0 million for the nine months ended October 29, 2011. The increase was due to increased headwear sales, increased gross margin as a percentage of net sales and to decreased expenses as a percentage of net sales, reflecting decreased accruals for expected bonus compensation.

Johnston & Murphy Group

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$152,771	$141,768	7.8%
Earnings from operations	$8,981	$8,029	11.9%
Operating margin	5.9%	5.7%

Johnston & Murphy Group net sales increased 7.8% to $152.8 million for the nine months ended October 27, 2012 from $141.8 million for the nine months ended October 29, 2011, reflecting primarily a 4% increase in comparable store sales and a 16% increase in Johnston & Murphy wholesale sales offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 20% in the first nine months of Fiscal 2013, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 70.3% of the Johnston & Murphy Group's sales in the first nine months this year, down from 72.3% in the first nine months last year. The comparable store sales increase in the nine months ended October 27, 2012 reflects a 4% increase in the average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales were flat.

Johnston & Murphy Group earnings from operations for the nine months ended October 27, 2012 increased 11.9% to $9.0 million compared to $8.0 million for the same period last year, primarily due to increased net sales and to decreased expenses as a percentage of net sales, reflecting leverage of store related expenses from positive comparable store sales and increased wholesale sales.

Licensed Brands

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	% Change
	(dollars in thousands)
Net sales	$85,972	$77,727	10.6%
Earnings from operations	$8,516	$7,998	6.5%
Operating margin	9.9%	10.3%

Licensed Brands' net sales increased 10.6% to $86.0 million for the nine months ended October 27, 2012, from $77.7 million for the nine months ended October 29, 2011. The sales increase reflects $4.6 million of increased sales from Dockers Footwear as well as increased sales of SureGrip Footwear and the Chaps line of footwear. Unit sales for Dockers Footwear increased 5% for the nine months this year and the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands' earnings from operations for the nine months ended October 27, 2012 increased 6.5% to $8.5 million compared to $8.0 million for the same period last year. The increase in earnings from operations was due to increased net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the nine months ended October 27, 2012 was $34.1 million compared to $40.1 million for the nine months ended October 29, 2011. Corporate expense in the nine months this year included $0.9 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Last year's expense in the nine months included $1.9 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters, and $7.4 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense increased primarily due to increased professional fees and restricted stock expense.

Interest expense increased 5.5% from $3.5 million in the nine months ended October 29, 2011 to $3.7 million for the nine months ended October 27, 2012, reflecting primarily interest on the debt related to the Schuh acquisition.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Oct. 27, 2012	January 28, 2012	Oct. 29, 2011
	(dollars in millions)
Cash and cash equivalents	$39.9	$53.8	$36.1
Working capital	$377.8	$290.9	$328.1
Long-term debt (including current portion)	$91.9	$40.7	$147.9

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $6.6 million in the first nine months of Fiscal 2013 compared to $12.9 million in the first nine months of Fiscal 2012. The $6.3 million decrease in cash flow from operating activities from last year reflects decreases in cash flow from changes in accounts payable and inventory of $43.0 million and $9.6 million, respectively, offset by increased earnings and a $13.6 million increase in cash flow from changes in other assets and liabilities. The $43.0 million decrease in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $9.6 million decrease in cash flow from inventory reflects seasonal increases in retail inventory to support holiday sales. The $13.6 million increase in cash flow from other assets and liabilities reflects the increase in the deferred purchase price accrual and contingent bonus accrual related to the Schuh acquisition.

The $159.7 million increase in inventories at October 27, 2012 from January 28, 2012 levels reflected increased purchases in most of the Company's business segments to support holiday sales.

Accounts receivable at October 27, 2012 increased $18.4 million compared to January 28, 2012 reflecting seasonal increases in the footwear wholesale businesses and increased sales in the footwear wholesale businesses.

Sources of Liquidity
The Company has four principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility and UK Credit Facilities discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its Credit Facility and UK Credit Facilities will be sufficient to cover its working capital and capital expenditures for the foreseeable future.

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

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at October 27, 2012. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $24.0 million during the nine months ended October 27, 2012 and $47.0 million during the nine months ended October 29, 2011, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year.

There were $11.2 million of letters of credit outstanding, $28.0 million in UK term loans outstanding and $63.9 million revolver borrowings outstanding under the Credit Facility at October 27, 2012. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Amendment) is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $307.9 million at October 27, 2012. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at October 27, 2012.

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

The Company's contractual obligations at October 27, 2012 increased from January 28, 2012. Long-term debt obligations increased $51.2 million due to increased revolver borrowings and lease obligations increased $159.9 million due to increased store openings offset by a decrease in purchase obligations of $43.7 million.

Capital Expenditures
Total capital expenditures in Fiscal 2013 are expected to be approximately $80.9 million. These include retail capital expenditures of approximately $73.8 million to open approximately 25 Journeys stores, including 11 in Canada, ten Journeys Kidz stores, one Shi by Journeys store, 16 Schuh stores, including three Schuh Kids stores, ten Johnston & Murphy shops and factory stores, including four stores in Canada, and 50 Lids Sports Group stores including 36 Lids stores, with 15 stores in Canada, and 14 Lids Locker Room and Clubhouse stores, and to complete approximately 116 major store renovations. The planned amount of capital expenditures in Fiscal 2013 for wholesale operations and other purposes is approximately $7.1 million, including approximately $2.8 million for new systems to improve customer service and support the Company's growth.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility and UK Credit Facilities will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2013. The approximately $7.1 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2013.

Common Stock Repurchases
The Company repurchased 491,111 shares of common stock during the nine months ended October 27, 2012 for a total cost of $29.4 million. The Company did not repurchase any shares during the nine months ended October 29, 2011.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Company's Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the third quarters of Fiscal 2013 and Fiscal 2012 and $0.6 million and $1.8 million in the first nine months of Fiscal 2013 and 2012, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.

Outstanding Debt of the Company - The Company has $63.9 million of outstanding revolver borrowings at a weighted average interest rate of 2.91% as of October 27, 2012. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $63.9 million revolver borrowings. The Company has $28.0 million of outstanding U.K. term loans at a weighted average interest rate of 3.57% as of October 27, 2012. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $28.0 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at October 27, 2012. As a result, the Company considers the interest rate market risk implicit in these investments at October 27, 2012 to be low.

Foreign Currency Exchange Rate Risk - Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it was the Company's practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases were material. At October 27, 2012, the Company did not have any forward foreign exchange contracts outstanding.

Accounts Receivable - The Company's accounts receivable balance at October 27, 2012 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of October 27, 2012. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate and foreign currency rate exposure at October 27, 2012, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2013 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the nine months ended October 27, 2012 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of October 27, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 8 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The only material change to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, is as follows:

Goodwill recorded with acquisitions is subject to impairment which could reduce the Company's profitability.

In connection with acquisitions, the Company records goodwill on its Condensed Consolidated Financial Statements. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Condensed Consolidated Balance Sheets. Because the team dealer business to which the goodwill relates had performed somewhat below the Company's expectations, the Company performed impairment testing as of August 25, 2012. Although the Company found that the result of the impairment test, which valued the business at approximately $1.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with the test to be performed as of the end of the current fiscal year or in future tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $4.0 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $4.3 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.0 million, the Company does not believe that any impairment charge related thereto would be material, however, there can be no assurance that any future goodwill impairment will not have a material adverse effect on the Company's financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

August 2012
7-29-12 to 8-25-12	4,621	$66.20	—	$—

September 2012
8-26-12 to 9-22-12(1)	—	$—	—	$—

October 2012
9-23-12 to 10-27-12(2)	144,713	$59.40	144,713	$66,404

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

(2)
During the third quarter of Fiscal 2013, the Company repurchased shares of common stock under an existing $75.0 million authorization from the board of directors. As of October 27, 2012, the Company had repurchased 144,713 shares at a cost of $8.6 million.

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
Date: December 6, 2012